Form 10-Q
period 2006-09-30
Universal Compression Partners, L.P.
filed 2006-11-21
CIK 1367064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Numbers: 001-33078

UNIVERSAL COMPRESSION PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

DELAWARE	22-3935108
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification
No.)

4444 BRITTMOORE ROAD
HOUSTON, TEXAS	77041
(Address of Principal Executive	(Zip Code)
Offices)

(713) 335-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 20, 2006, there were 6,325,000 common units and 6,325,000 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR

COMBINED BALANCE SHEETS

(In thousands)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Accounts receivable, net of allowance for bad debts of $1,067 and $767 as of September 30, 2006 and December 31, 2005, respectively	$55,003	$23,042
Contract compression equipment	1,293,232	1,214,025
Other property and equipment	23,948	20,741
Accumulated depreciation	(296,571)	(243,638)
Net property and equipment	1,020,609	991,128
Goodwill	261,752	261,752
Total assets	$1,337,364	$1,275,922
LIABILITIES AND NET PARENT EQUITY
Accrued liabilities	$13,565	$6,984
Commitments and contingencies (Note 6)
Net parent equity	1,323,799	1,268,938
Total liabilities and net parent equity	$1,337,364	$1,275,922

See accompanying notes to unaudited combined financial statements.

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR

COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$101,058	$81,964	$296,563	$238,554

Cost of sales (excluding depreciation expense)	34,866	29,849	103,572	86,865
Selling, general and administrative expenses	12,643	7,476	35,122	21,604
Depreciation	19,334	17,393	57,335	50,881
Other (income) loss, net	279	44	(298)	(122)
Net income and comprehensive income	$33,936	$27,202	$100,832	$79,326

See accompanying notes to unaudited combined financial statements.

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$100,832	$79,326
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	57,335	50,881
(Gain) loss on asset sales	(298)	401
(Increase) decrease in receivables	(31,961)	995
Increase (decrease) in accrued liabilities	6,581	501
Net cash provided by operating activities	132,489	132,104
Cash flows from investing activities:
Additions to property and equipment	(94,283)	(62,456)
Proceeds from sale of property and equipment	8,878	7,416
Net cash used in investing activities	(85,405)	(55,040)
Cash flows from financing activities:
Net distributions to parent	(47,084)	(77,064)
Net cash used in financing activities	(47,084)	(77,064)
Increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See accompanying notes to unaudited combined financial statements.

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

September 30, 2006

1.     Basis of Presentation and Summary of Significant Accounting Policies

Organization

These notes apply to the unaudited combined financial statements of the natural gas contract compression business that is provided in the United States of America (“United States”) by Universal Compression Holdings, Inc. (along with its subsidiaries, “Universal Compression Holdings”) and its subsidiaries (the “Predecessor”).

In October 2006, a subsidiary of Universal Compression Holdings, Universal Compression Partners, L.P. (along with its subsidiaries, “the Partnership”), completed an initial public offering of 6,325,000 common units representing limited partner interests in the Partnership, at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option. As of the closing of the initial public offering, Universal Compression Holdings contributed to the Partnership a portion of the Predecessor’s business comprising contract compression services contracts with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of the Predecessor’s business.  For financial reporting purposes, the Predecessor is deemed to be the predecessor of the Partnership.  A subsidiary of Universal Compression Holdings is the general partner of the Partnership.

These unaudited combined financial statements should be read in conjunction with the combined financial statements and notes thereto of the Predecessor presented in the Partnership’s Registration Statement on Form S-1 (File No. 333-135351) as declared effective by the Securities and Exchange Commission on October 16, 2006.

Nature of Operations

The Partnership was formed to provide natural gas contract compression services to customers throughout the United States.  Natural gas compression is a mechanical process whereby the pressure of a volume of natural gas is increased to a desired higher pressure for transportation from one point to another, and is essential to the transportation and production of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including: (1) at the wellhead; (2) throughout gathering and distribution systems; (3) into and out of processing and storage facilities; and (4) along intrastate and interstate pipelines.

Basis of Presentation

The combined financial statements include the accounts of the Predecessor and have been prepared in accordance with accounting principles generally accepted in the Unites States. The combined statements of operations include all revenue and costs directly attributable to the Predecessor. In addition, cost of sales (excluding depreciation expense) and selling, general and administrative expenses include costs incurred by Universal Compression Holdings and allocated to the Predecessor based on allocation factors that the Predecessor believes are reasonable. These costs include, among other things, indirect field labor, vehicle fuel cost, vehicle and field operations facilities repair and maintenance costs, miscellaneous supplies cost and centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. These allocations may not be necessarily indicative of the costs and expense that would result if the Partnership was an independent entity.

In the opinion of management, the accompanying unaudited combined financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Predecessor and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2006.

Use of Estimates

In preparing the Predecessor’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

Revenue Recognition

Revenue is recognized by the Predecessor using the following criteria: (a) persuasive evidence of an exchange arrangement exists; (b) delivery has occurred or services have been rendered; (c) the buyer’s price is fixed or determinable and (d) collectibility is reasonably assured.

Revenue from contract compression service is recorded when earned, which generally occurs monthly at the time the monthly compression service is provided to customers in accordance with contracts.

Concentration of Credit Risk

Trade accounts receivable are due from companies of varying size engaged in oil and gas activities in the United States. The Predecessor reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis. No single customer accounted for 10% or more of the Predecessor’s revenue for the three months and nine months ended September 30, 2006 and 2005.

Property and Equipment

Property and equipment are carried at cost (less accumulated depreciation). Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives as of December 31, 2005 were as follows:

Compression equipment	15-30 years
Other property and equipment	5 years

Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that increase the value or extend the life of compressor units are capitalized and depreciated over the estimated useful life of up to 6.5 years.

Property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value.

Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed.

The Predecessor performs an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. The Predecessor’s goodwill impairment test involves a comparison of the fair value of its reporting unit with its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. In February 2005 and 2006, the Predecessor performed an impairment analysis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and determined that no impairment had occurred.  If for any reason the fair value of the Predecessor’s goodwill declines below the carrying value in the future, the Predecessor may incur charges for the impairment.

Income Taxes

The Predecessor’s operations are currently included in Universal Compression Holdings consolidated federal tax return. Following the initial public offering of the Partnership, its operations will be treated as a partnership for federal tax purposes with each partner being separately taxed on its share of taxable income. As a result, income taxes have been excluded from these combined financial statements.

Comprehensive Income

The Predecessor had no items of other comprehensive income for any period presented in the Combined Statements of Operations and Comprehensive Income. As a result, net income and comprehensive income are the same for all periods presented.

Segment Reporting

SFAS No. 131, “Disclosures about Segments Of an Enterprise and Related Information,” established standards for entities to report information about the operating segments and geographic areas in which they operate. The Predecessor only operates in one segment and all of its operations are located in the United States.

Fair Value of Financial Instruments

The Predecessor’s financial instruments consist of accounts receivable (which have carrying values that approximate fair value due to their short-term nature).

Environmental Liabilities

The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Non-cash Financing and Investing Activities

Net distributions to parent on the Combined Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, exclude certain non-cash transactions related to net transfers of contract compression equipment (from)/to the Predecessor and from/(to) other subsidiaries of Universal Compression Holdings of $1.1 million and ($34.0 million), respectively.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Predecessor’s combined financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Predecessor is currently evaluating the impact that the adoption of SFAS No. 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Predecessor is currently evaluating the impact that the adoption of  SAB 108 will have on its financial statements.

2.     Goodwill

The Predecessor’s acquisitions were accounted for as purchases. Goodwill has been recognized for the amount of the excess of the purchase price over the fair value of the net assets acquired and is accounted for in accordance with SFAS No. 142.

During February 2005 and 2006, the Predecessor performed an impairment analysis on its goodwill in accordance with SFAS No. 142 and determined that no impairment had occurred.

3.     Related Party Transactions

The Predecessor has no employees. The employees supporting the Predecessor are employees of Universal Compression Holdings. Services provided by Universal Compression Holdings to the Predecessor include support of the contract compression services provided by the Predecessor to its customers utilizing equipment owned by the Predecessor, such as designing, sourcing, installing, operating, servicing, repairing and maintaining the equipment. Additionally, Universal Compression Holdings provides to the Predecessor centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. Costs incurred by Universal Compression Holdings on behalf of the Predecessor that can be directly identified to the Predecessor are included in the Predecessor’s results of operations. Costs incurred by Universal Compression Holdings that are indirectly attributable to the Predecessor and Universal Compression Holdings’ other operations are allocated among the Predecessor and Universal Compression Holdings’ other operations. For the three months ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, Universal Compression Holdings’ defined contribution 401(k) plan and employees’ supplemental savings plan expense allocated to the Predecessor was $0.1 million, $0.1 million, $0.8 million and $0.4 million, respectively. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue, employee headcount and net assets. Management believes that the allocation methodologies used to allocate indirect cost to it are reasonable.

The Predecessor purchases new natural gas compression equipment from Universal Compression Holdings and other services related to existing equipment that are capitalized such as overhauls and repackaging. In addition, the Predecessor has transferred used and idle natural gas compression equipment to subsidiaries of Universal Compression Holdings. Such transfers were recorded at historical cost (less accumulated depreciation) and treated as a decrease in net parent equity.

The Predecessor’s Balance Sheets contain no cash. All payments made on behalf of the Predecessor, such as direct costs, indirect costs and capital expenditures discussed above, are paid by Universal Compression Holdings and have been recorded as increases in net parent equity. All payments received on behalf of the Predecessor, such as receipts for revenue earned or sales of assets, are received by Universal Compression Holdings and have been recorded as decreases in net parent equity.

4.     Collateralization of Parent Debt

Universal Compression Holdings has certain debt agreements which utilize the assets of the Predecessor as collateral. Compression equipment of the Predecessor with a carrying value of $262.0 million as of December 31, 2005 has been pledged as collateral for Universal Compression Holdings’ asset-backed securitization operating facility (“ABS Facility”). In addition, as of September 30, 2006, Universal Compression Holdings’ senior secured credit facility was secured by substantially all of the assets of the Predecessor (except for the assets pledged to the ABS Facility) along with other assets of Universal Compression Holdings.  The assets of the Predecessor which were contributed by Universal Compression Holdings to the Partnership in connection with the initial public offering of the Partnership, ceased to be pledged as collateral with respect to Universal Compression Holdings debt agreements as of the date of the initial public offering.

5.     Universal Compression Holdings Stock-Based Compensation

Universal Compression Holdings grants stock options and restricted stock to designated employees. Effective January 1, 2006, Universal Compression Holdings adopted SFAS No. 123R, “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Prior to 2006, Universal Compression Holdings accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, stock option expense was not recognized in net income as the exercise price of stock options granted was equal to the market value of the stock on the date of grant.

A portion of the stock-based compensation expense incurred by Universal Compression Holdings is an indirect cost allocated to the Predecessor based on factors discussed in Note 3. Universal Compression Holdings adopted SFAS No. 123R utilizing the modified prospective transition method. As a result, prior periods for Universal Compression Holdings’ results of operations have not been restated to reflect the impact of SFAS No. 123R and the Predecessor’s results of operations for periods prior to January 1, 2006 do not reflect the incremental expense that would have been incurred if Universal Compression Holdings had followed the provisions of SFAS No. 123R during those periods. In the three months and nine months ended September 30, 2006, the adoption of SFAS No. 123R by Universal Compression Holdings impacted the Predecessor’s results of operation by increasing selling, general and administrative expenses by $0.5 million and $1.6 million, respectively, as compared to the expense that would have been recognized under APB 25.

The Predecessor’s net income for the three months and nine months ended September 30, 2005 was $27.2 million and $79.3 million, respectively. If Universal Compression Holdings had adopted the fair value measurement requirements under SFAS No. 123 for these periods net income would have been $26.7 million and $77.9 million, respectively, due to revised allocations of cost to the Predecessor. Stock-based compensation expense incurred by Universal Compression Holdings and allocated to the Predecessor for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, was $0.8 million, $0.2 million, $2.3 million and $0.5 million, respectively.

6.     Commitments and Contingencies

In the ordinary course of business, the Predecessor is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Predecessor’s financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, the Predecessor cannot provide assurance that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on the Predecessor’s financial position, results of operations or cash flows for the period in which that resolution occurs.

UNIVERSAL COMPRESSION PARTNERS, L.P.

BALANCE SHEET

September 30, 2006

(unaudited)

ASSETS
Current Assets
Cash	$1,000
Total assets	$1,000
LIABILITIES AND PARTNERS’ EQUITY
Limited partner’s interest	$980
General partner’s interest	20
Total liabilities and partners’ equity	$1,000

See accompanying notes to unaudited balance sheet.

UNIVERSAL COMPRESSION PARTNERS, L.P.

NOTES TO UNAUDITED BALANCE SHEET

1.  Nature of Operations

Universal Compression Partners, L.P. (the “Partnership”) is a Delaware limited partnership formed in June 2006, to acquire certain contract compression customer service agreements and related compressor fleet used to service those customers from Universal Compression Partners Predecessor.  Universal Compression Partners Predecessor’s operations are owned by Universal Compression Holdings, Inc. and its subsidiaries (“Universal Compression Holdings”). In order to simplify the Partnership’s obligations under the laws of selected jurisdictions in which the Partnership will conduct business, the Partnership’s activities will be conducted through a wholly-owned operating partnership.

UCO General Partner, LP, as general partner of the Partnership, contributed $20 and Universal Compression, Inc., as the organizational limited partner, contributed $980 to the Partnership on June 22, 2006. There were no other transactions involving the Partnership as of September 30, 2006.

2.  Subsequent Events

Initial Public Offering of the Partnership

In October 2006, the Partnership completed an initial public offering of 6,325,000 common units representing limited partner interests in the Partnership, at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option. All of the units were issued by the Partnership.  The common units sold to the public represent a 49% limited partner interest in the Partnership.

The net proceeds of the offering were $120.7 million after deducting underwriting discounts and commissions and expenses associated with the offering.  In connection with the offering, (a) Universal Compression Holdings contributed to the Partnership contract compression services contracts with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of Universal Compression Holdings’ domestic contract compression business, (b) the Partnership assumed $228.4 million in debt from Universal Compression Holdings, (c) Universal Compression Holdings received 825,000 common units and 6,325,000 subordinated units representing limited partner interests in the Partnership and (d) the Partnership issued to its general partner, an indirect wholly owned subsidiary of Universal Compression Holdings, a 2% general partner interest in the Partnership and all of the incentive distribution rights in the Partnership, which entitle the Partnership’s general partner to increasing percentages of the cash distributed in excess of $0.4025 per unit per quarter.  The Partnership used the aggregate net proceeds from the offering to repay a portion of the debt it assumed from Universal Compression Holdings and to redeem the 825,000 common units it issued to Universal Compression Holdings.

Universal Compression Holdings and the Partnership entered into an omnibus agreement, the terms of which include, among other things, (a) when the Partnership and Universal Compression Holdings may compete with each other, (b) Universal Compression Holdings’ agreement to provide to the Partnership operational staff, corporate staff and support services, (c) the terms under which Universal Compression Holdings may sell to the Partnership newly fabricated equipment and under which it may transfer to and receive from the Partnership idle compression equipment and (d) an agreement by Universal Compression Holdings to provide caps on the amount of cost of sales and selling, general and administrative expenses that the Partnership must pay.  The caps are determined on a quarterly basis and expire on December 31, 2008.

Debt Financing

On October 20, 2006, the Partnership, as guarantor, and UC Operating Partnership, L.P., a wholly owned subsidiary of the Partnership (“Operating Partnership”), entered into a senior secured credit agreement   The new credit facility under the credit agreement consists of a five-year $225 million revolving credit facility, of which approximately $125 million was drawn at the closing of the initial public offering. Borrowings under the credit agreement are secured by substantially all of the personal property assets of the Operating Partnership and the Partnership. In addition, all of the capital stock of the Partnership’s domestic restricted subsidiaries, except for subsidiaries used in connection with any asset backed securitization facility, has been pledged to secure the obligations under the credit agreement. Under the credit agreement, the revolving credit facility currently bears interest at the Operating Partnership’s option, the Administrative Agent’s prime rate plus 0.25% or LIBOR plus 1.25%, in each case based upon the

Partnership’s total leverage ratio.

The Operating Partnership used approximately $125 million advanced under the credit agreement to repay a portion of the indebtedness assumed by the Operating Partnership and the Partnership from Universal Compression Holdings in connection with the Partnership’s formation and the initial public offering.

Under the credit agreement, the Operating Partnership and the Partnership are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions.  The credit agreement prohibits the Partnership from making distributions of available cash to its unitholders if any default or event of default (as defined in the credit agreement) exists.  The credit agreement contains certain affirmative covenants to deliver capital stock of newly created subsidiaries, and to provide guarantees from the Partnership and any domestic subsidiary which generates EBITDA (which is defined for the purposes of determining guarantors as gross revenues of such domestic subsidiary for such period less the cost of sales (excluding depreciation expenses to the extent such expenses were deducted)) exceeding 7.5% of the EBITDA of the Partnership and all of its subsidiaries taken as a whole. The Operating Partnership and the Partnership are also subject to financial covenants which include a total debt to EBITDA ratio and an interest coverage ratio. The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness, change of control and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding to be immediately due and payable.

As of October 31, 2006, the Partnership had an aggregate unused credit availability of approximately $100.0 million under its $225 million revolving credit facility.   All amounts outstanding under the $225 million revolving credit facility mature in October 2011.

At the closing of the Partnership’s initial public offering, it received from Universal Compression Holdings a forward starting swap agreement related to a notional amount of $125.0 million of the Partnership’s floating rate debt.  The effective date of the swap agreement is December 1, 2006.  The swap agreement terminates in December 2011 and has a fixed rate of 5.28%.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “our,” “us” or like terms refer to Universal Compression Partners, L.P.  References to “our predecessor” or like terms refer to the natural gas contract compression business that is provided in the United States of America by Universal Compression Holdings, Inc. and its subsidiaries (“Universal Compression Holdings”).  The historical combined  financial statements included elsewhere in this report reflect the assets, liabilities and operations of Universal Compression Partners Predecessor, which is our predecessor. In connection with our initial public offering which was completed in October 2006, approximately 17% (by available horsepower) of our predecessor was contributed to us by Universal Compression Holdings. The following discussion analyzes the historical financial condition and results of operations of our predecessor and should be read in conjunction with our predecessor’s combined financial statements and notes thereto, and our predecessor’s Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in our Registration Statement on Form S-1 (File No. 333-135351) (the “S-1”)  as declared effective by the Securities and Exchange Commission on October 16, 2006.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of management for future operations. You can identify many of these statements by looking for words such as “believes,” “expects,” “will,” “intends,” “projects,” “anticipates,” “estimates,” “continues” or similar words or the negative thereof.

Such forward-looking statements in this report include, without limitation:

•                                          our business growth strategy and projected costs;

•                                          our future financial position;

•                                          the sufficiency of available cash flows to make cash distributions;

•                                          the expected amount of our capital expenditures;

•                                          anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business;

•                                          the future value of our equipment; and

•                                          plans and objectives of our management for our future operations.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in the Risk Factor section of the S-1, those set forth in the risk factors described in Part II, Item 1A (Risk Factors) of this report and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through the Investor Relations link at www.universalcompression.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov.

All forward-looking statements included in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

Overview

We are a Delaware limited partnership recently formed by Universal Compression Holdings to provide natural gas contract compression services to customers throughout the United States. Our contract compression services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression to our customers.

In October 2006, we completed an initial public offering of 6,325,000 of our common units at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option. The common units sold to the public represent a 49% limited partner interest in us.  The net proceeds of the offering were $120.7 million after deducting underwriting discounts and commissions and expenses associated with the offering.

In connection with the offering (a) Universal Compression Holdings contributed to us contract compression services contracts with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of the Universal Compression Holdings’ domestic contract compression business, (b) we assumed $228.4 million in debt from Universal Compression Holdings, (c) Universal Compression Holdings received 825,000 common units and 6,325,000 subordinated units representing limited partner interests in us and (d) we issued to our general partner, an indirect wholly owned subsidiary of Universal Compression Holdings, a 2% general partner interest in us and all of the incentive distribution rights in us, which entitle our general partner to increasing percentages of the cash distributed in excess of $0.4025 per unit per quarter.  We used the aggregate net proceeds from the offering to repay a portion of the debt we assumed from Universal Compression Holdings and to redeem the 825,000 common units we issued to Universal Compression Holdings.

In connection with the initial public offering, we entered into an omnibus agreement with Universal Compression Holdings, the terms of which include, among other things, (a) when we and Universal Compression Holdings may compete with each other, (b) Universal Compression Holdings’ agreement to provide to us operational staff, corporate staff and support services necessary to run our business, (c) the terms under which Universal Compression Holdings may sell us newly fabricated equipment and under which it may transfer to and receive from us idle compression equipment and (d) an agreement by Universal Compression Holdings to provide caps on the amount of cost of sales and selling, general and administrative expenses that we must pay.  The caps are determined on a quarterly basis and expire on December 31, 2008.

Additionally, in connection with the initial public offering, we entered into a senior secured credit agreement   The new credit facility under the credit agreement consists of a five-year $225 million revolving credit facility, of which approximately $125 million was drawn at the closing of the initial public offering. We used approximately $125 million advanced under the credit agreement to repay a portion of the indebtedness assumed by us from Universal Compression Holdings in connection with our formation and the initial public offering.

We and our customers typically contract for our services on an application specific, or site-by-site basis. While our contracts typically have terms of six months, they generally have run for a term of three years. We charge a fixed monthly fee for our compression services. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows.

Generally, our overall business activity and revenue increase as the demand for natural gas increases. Demand for our compression services is linked more directly to natural gas consumption and production than to exploration activities, which limits our direct exposure to commodity price risk. Because we do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is provided to us by our customers, our direct exposure to commodity price risk is further reduced.

Items Impacting the Comparability of Our Financial Results

Our future results of operations may not be comparable to the historical results of operations for the periods presented below for our predecessor, for the reasons described below:

•                                          Only approximately 17% (by available horsepower) of our predecessor was contributed to us upon closing of our initial public offering. Accordingly, the results of operations of our predecessor reflect a substantially larger business than the business contributed to us;

•                                          Due to the contribution only of operating horsepower in connection with the initial public offering, our utilization was initially 100%, which is higher than the historical utilization achieved by our predecessor. We expect our utilization rate to decline over time, ultimately approximating the utilization rates of our predecessor;

•                                          Because the average horsepower of the compression assets contributed to us in connection with the initial public offering was larger than the average horsepower of the fleet of our predecessor, we will initially generate lower revenue per horsepower and incur lower costs per horsepower than our predecessor, and we will generate a higher gross margin percentage than our predecessor’s historical gross margin percentage; however, we expect this difference to become less pronounced over time as we acquire additional assets and grow our business;

•                                          Because our revenue per horsepower will initially be lower than that for our predecessor and because our selling, general and administrative expenses will be allocated to us by Universal Compression Holdings based on horsepower, our selling, general and administrative expenses initially will be higher as a percentage of revenue than historically experienced by our predecessor;

•                                          Because we will initially own a substantially smaller fleet of compressors than our predecessor, our operating costs per horsepower may be subject to more variability than those of our predecessor. This additional variability in our operating costs per horsepower may result from, among other things, the fact that repair costs associated with our compressors that experience unanticipated downtime will be allocated over our smaller fleet of compressors;

•                                          In addition, we anticipate incurring incremental selling, general and administrative expenses of approximately $2.5 million per year as a result of being a publicly traded limited partnership, including costs associated with annual and quarterly reports to unitholders, financial statement audit, tax return and Schedule K-1 preparation and distribution, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and director compensation;

•                                          In the omnibus agreement, Universal Compression Holdings agreed that, for a period that will terminate on December 31, 2008, our obligation to reimburse it for (a) any cost of sales that it incurs in the operation of our business will be capped at an amount equal to $16.95 per horsepower (after taking into account any such costs we incur and pay directly) on a quarterly basis and (b) any selling, general and administrative expenses allocated to us will be capped at $2.5 million per quarter (after taking into account any such expenses we incur and pay directly);

•                                          No working capital was contributed to us in connection with our initial public offering; and

•                                          Upon closing of the initial public offering, we borrowed $125 million under a new revolving credit facility and will incur related interest expense, whereas our predecessor historically had no debt.

Industry Conditions and Trends

U.S. Natural Gas Industry. Natural gas consumption in the United States has increased by approximately 1.1% per annum since 1990 and is expected to increase by 0.7% per annum until 2030 according to the Energy Information Administration.

U.S. Natural Gas Compression Services Industry. We estimate that approximately six million horsepower of compression is currently owned by contract compression providers in the United States, such as us. We believe the outlook for contract compression services in the United States will continue to benefit from aging producing natural gas fields that will require more compression to continue producing the same volume of natural gas, and from increasing production from unconventional sources, which include tight sands, shale and coal beds, which generally require more compression than has been required for conventional sources.

Operating Highlights

The following table summarizes total available horsepower, average operating horsepower and horsepower utilization percentages of our predecessor for the periods presented.

	Three Months Ended			Nine Months Ended
	September 30, 2006	December 31, 2005	September 30, 2005	September 30, 2006	September 30, 2005
	(Horsepower in thousands)			(Horsepower in thousands)
Total Available Horsepower (at period end)	2,017	1,965	1,948	2,017	1,948

Average Operating Horsepower	1,792	1,787	1,751	1,797	1,736

Horsepower Utilization:
Spot (at period end)	89.4%	91.9%	90.8%	89.4%	90.8%
Average	89.4%	91.3%	90.6%	90.6%	90.1%

The increase in available horsepower as of September 30, 2006 compared to September 30, 2005 was primarily attributable to large horsepower units added to our predecessor’s fleet to meet the incremental demand for these units by the industry.  Average operating horsepower increased by 2.3% for the three months ended September 30, 2006 compared to the prior year quarter and by 3.5% for the nine months ended September 30, 2006 compared to the prior year period.  These increases were primarily attributable to higher customer demand as well as larger horsepower units added to our predecessor’s fleet.

Financial Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

The following table summarizes revenue, gross margin, gross margin percentage, expenses and net income of our predecessor for the periods presented:

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Revenue	$101,058	$81,964
Gross Margin	66,192	52,115
Gross Margin Percentage	65.5%	63.6%
Expenses:
Selling, general and administrative	$12,643	$7,476
Depreciation	19,334	17,393
Other loss, net	279	44
Net income	$33,936	$27,202

Revenue.  Revenue increased due to higher average contract prices and increased operating horsepower in the three months ended September 30, 2006.  Revenue per average monthly operating horsepower increased to $18.80 in the three months ended September 30, 2006.  This was a 20.5% increase from the prior period amount of $15.60.  Average monthly operating horsepower increased to 1,792,145 for the three months ended September 30, 2006.  This represented a 2.3% increase from the prior year period.

Gross Margin.  The higher gross margin (defined as total revenue less cost of sales, excluding depreciation expense) was primarily attributable to the revenue increases in the current year period discussed above, partially offset by higher expenses in the current year period including labor and benefits cost, parts cost, lubricant cost, vehicle fuel cost and field supply cost.  In addition, gross margin increased in the current year period by $0.9 million due to a change in our predecessor’s vacation policy which impacted when employees earn their vacation.  Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, on page 22 of this report, within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Margin Percentage.  The gross margin percentage (defined as gross margin as a percentage of revenue) increased primarily due to average contract price increases in the current year period.  In addition, it increased 0.9% due to the impact of the change in vacation policy discussed above.

SG&A Expenses.  The increase in SG&A expenses for the three months ended September 30, 2006 was due primarily to an increase in reimbursable property taxes that are offset in revenue, the on-going implementation of Universal Compression Holdings Enterprise Resource Planning (“ERP”) system and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” relating to stock-based compensation allocated to the Predecessor.  SG&A expenses represented 12.5% and 9.1% of revenues for the three months ended September 30, 2006 and 2005, respectively.

Depreciation.  The increase in depreciation expense for the three months ended September 30, 2006 compared to the prior year period primarily resulted from on-going capital expenditures, consisting primarily of additions to our predecessor’s contract compression fleet and compressor maintenance capital expenditures.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

The following table summarizes revenue, gross margin, gross margin percentage, expenses and net income of our predecessor for the periods presented:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Revenue	$296,563	$238,554
Gross Margin	192,991	151,689
Gross Margin Percentage	65.1%	63.6%
Expenses:
Selling, general and administrative	$35,122	$21,604
Depreciation	57,335	50,881
Other income, net	(298)	(122)
Net income	$100,832	$79,326

Revenue.  Revenue increased due to higher average contract prices and increased operating horsepower in the nine months ended September 30, 2006.  Revenue per average monthly operating horsepower increased to $18.34 in the nine months ended September 30, 2006.  This was a 20.1% increase from the prior period amount of $15.27.  Average monthly operating horsepower increased to 1,796,765 for the nine months ended September 30, 2006.  This represented a 3.5% increase from the prior year period.

Gross Margin.  The higher gross margin was primarily attributable to the revenue increases in the current period discussed above, partially offset by higher expenses in the current period including labor and benefits cost, parts cost, lubricant cost, field supply cost, vehicle fuel cost, and remote monitoring cost due to additional installations. In addition, gross margin increased in the current year period by $0.9 million due to a change in our predecessor’s vacation policy which impacted when employees earn their vacation.  Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, on page 22 of this report, within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Margin Percentage.   Gross margin percentage increased primarily due to average contract price increases in the current year period.  In addition, it increased by 0.3% due to the impact of the change in vacation policy described above.

SG&A Expenses. The increase in SG&A expenses for the nine months ended September 30, 2006 was due primarily to an increase in reimbursable property taxes that are offset in revenue, the on-going implementation of our ERP system and the adoption of SFAS No. 123R, relating to stock-based compensation allocated to the Predecessor.  SG&A expenses represented 11.8% and 9.1% of revenues for the nine months ended September 30, 2006 and 2005, respectively.

Depreciation.  The increase in depreciation expense for the nine months ended September 30, 2006 compared to the prior year period primarily resulted from on-going capital expenditures, consisting primarily of additions to our predecessor’s contract compression fleet and compressor maintenance capital expenditures.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our predecessor’s operations.

Liquidity and Capital Resources

Our Predecessor’s Liquidity and Capital Resources

Historically, our predecessor’s sources of liquidity included cash generated from operations and funding from Universal Compression Holdings. Our predecessor’s cash receipts were deposited in Universal Compression Holdings’ bank accounts and all cash disbursements were made from these accounts. Thus, historically our predecessor’s financial statements have reflected no cash balances. Cash transactions handled by Universal Compression Holdings for our predecessor were reflected as changes in net parent equity.

The following table summarizes our predecessor’s sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2006	2005
Net cash provided by (used in):

Operating activities	$132,489	$132,104

Investing activities	$(85,405)	$(55,040)

Financing activities	$(47,084)	$(77,064)

Operating Activities. Net cash provided by operating activities increased $0.4 million, or 0.3%, for the nine months ended September 30, 2006 as compared to the prior year period primarily as a result of increased earnings offset by changes in working capital.

Investing Activities. Capital expenditures for the nine months ended September 30, 2006 and 2005 were $94.3 million and $62.5 million, respectively, consisting of $65.0 million and $35.5 million, respectively for fleet additions and $29.3 million and $27.0 million, respectively, for compressor maintenance activities. Proceeds from asset sales were $8.9 million and $7.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Financing Activities. Net cash used in financing activities represents the pass through of our predecessor’s net cash flows to Universal Compression Holdings under its cash management program.

Our Liquidity and Capital Resources

We have established our own bank accounts but Universal Compression Holdings’ personnel will continue to manage our cash and investments.

Capital Requirements. The natural gas compression business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our predecessor’s capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist of, the following:

•                                                               maintenance capital expenditures, which are capital expenditures made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets; and

•                                                               expansion capital expenditures, which are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilites of existing or new assets, whether through construction, acquisition or modification.

Given our objective of growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We will actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our new credit facility, the issuance of additional partnership units, as appropriate, given market conditions, and if necessary, future debt offerings.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. We expect that we will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures). However, we expect that we will rely primarily upon external financing sources, including our $225 million revolving credit facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner to fund our acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute on each unit. There are no limitations in our partnership agreement or in the terms of our new credit facility on our ability to issue additional units, including units ranking senior to the common units.

Debt Financing.  On October 20, 2006, we, as guarantor, and UC Operating Partnership, L.P., a wholly owned subsidiary of us (“Operating Partnership”), entered into a senior secured credit agreement.  The new credit facility under the credit agreement consists of a five-year $225 million revolving credit facility, of which approximately $125 million was drawn at the closing of the initial public offering. Borrowings under the credit agreement are secured by substantially all of the personal property assets of the Operating Partnership and us. In addition, all of the capital stock of our domestic restricted subsidiaries, except for subsidiaries used in connection with any asset backed securitization facility, has been pledged to secure the obligations under the credit agreement. Under the credit agreement, the revolving credit facility currently bears interest at the Operating Partnership’s option, the Administrative Agent’s prime rate plus 0.25% or LIBOR plus 1.25%, in each case based upon our total leverage ratio.

The Operating Partnership used approximately $125 million advanced under the credit agreement to repay a portion of the indebtedness assumed by the Operating Partnership and us from Universal Compression Holdings in connection with the Operating Partnership’s acquisition of a portion of Universal Compression Holdings’ domestic contract compression business in connection with our initial public offering.

Under the credit agreement, we and the Operating Partnership are subject to certain limitations, including limitations on our ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. The credit agreement contains certain affirmative covenants to deliver capital stock of newly created subsidiaries, and to provide guarantees from us and any domestic subsidiary which generates EBITDA (which is defined for the purposes of determining guarantors as gross revenues of such domestic subsidiary for such period less the cost of sales (excluding depreciation expenses to the extent such expenses were deducted)) exceeding 7.5% of our EBITDA and all of our subsidiaries taken as a whole. We and the Operating Partnership are also subject to financial covenants which include a total debt to EBITDA ratio and an interest coverage ratio. The credit agreement specifies a number of events of default (many of which are subject to applicable cure periods), including, among others, the failure to make payments when due, defaults under other agreements or instruments of indebtedness, change of control and noncompliance with covenants. Upon the occurrence of an event of default, the lenders may terminate the facility and declare all amounts outstanding to be immediately due and payable.

As of October 31, 2006, we had an aggregate unused credit availability of approximately $100.0 million under our $225 million revolving credit facility.   All amounts outstanding under the $225 million revolving credit facility mature in October 2011.

We have entered into a floating-to-fixed swap that fixes our interest rate for the initial $125 million of borrowings under our revolving credit facility beginning December 1, 2006 for the remaining term of that facility.  See further discussion of the swap agreement in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We expect our future sources of liquidity to include cash generated from operations, borrowings under our credit facility, issuance of additional partnership units and debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and quarterly cash distributions.

Critical Accounting Policies and Estimates

Our predecessor’s discussion and analysis of its financial condition and results of operation is based upon its combined financial statements. Our predecessor prepared these financial statements in conformity with accounting principles generally accepted in the United States. As such, our predecessor is required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Our predecessor based its estimates on historical experience, available information and various other assumptions our predecessor believes to be reasonable under the circumstances. On an on-going basis, our predecessor evaluates its estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies that our predecessor believes require management’s most difficult, subjective or complex judgments and are the most critical to its reporting of results of operations and financial position are as follows:

Allowances and Reserves

Our predecessor’s customers are evaluated for creditworthiness prior to the extension of credit. Our predecessor maintains an allowance for bad debts based on specific customer collection issues and historical experience. On an on-going basis, our predecessor conducts an evaluation of the financial strength of its customers based on payment history and makes adjustments to the allowance as necessary.

Depreciation

Property and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives and salvage values. If the actual useful life of our predecessor’s property and equipment is less than the estimate used for purposes of computing depreciation expense, our predecessor could experience an acceleration in depreciation expense.

Business Combinations and Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed.

Our predecessor performs an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. Our predecessor’s goodwill impairment test involves a comparison of the fair value of its reporting unit with its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. In February 2005 and 2006, our predecessor performed an impairment analysis in accordance with SFAS No. 142 and determined that no impairment had occurred.  If for any reason the fair value of our predecessor’s goodwill declines below the carrying value in the future, our predecessor may incur charges for the impairment.

Long-Lived Assets

Long-lived assets, which include property and equipment, comprise a significant amount of our predecessor’s total assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used by our predecessor are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, our predecessor bases its evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, our predecessor determines whether an impairment has occurred through the use of an undiscounted cash flows analysis. If an impairment has occurred, our predecessor recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows.

Self-Insurance

Our predecessor and Universal Compression Holdings, which allocates certain insurance cost to our predecessor, are self-insured up to certain levels, excluding our predecessor’s offshore assets, for general liability, vehicle liability, group medical and for workers’ compensation claims for certain of Universal Compression Holdings’ employees. Our predecessor has elected to fully self-insure its offshore assets. Our predecessor records self-insurance accruals based on claims filed and an estimate for significant claims incurred but not reported. Our predecessor regularly reviews estimates of reported and unreported claims and provides for losses through insurance reserves. Although our predecessor believes adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible our predecessor’s estimates of these liabilities will change over the near term as circumstances develop.

Allocation Methodologies Used to Derive Our Predecessor’s Financial Statements on a Carve-out Basis

Our predecessor employed various allocation methodologies to separate certain selling, general and administrative expenses incurred by Universal Compression Holdings and recorded in its financial statements presented herein. Universal Compression Holdings provides to our predecessor centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue, employee headcount and net assets. Our predecessor’s management believes that the allocation methodologies used to allocate indirect costs to it are reasonable. If certain selling, general and administrative expenses were allocated using different methodologies, our predecessor’s results of operations could have significantly differed from those presented herein.

Non-GAAP Financial Measures

Our predecessor defines gross margin as total revenue less cost of sales (excluding depreciation expense).  Gross margin is included as a supplemental disclosure because it is a primary measure used by our predecessor’s management as it represents the results of revenue and cost of sales (excluding depreciation expense), which are key components of our predecessor’s operations.  As an indicator of our predecessor’s operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP.  Our predecessor’s gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

The following table reconciles our predecessor’s net income to gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$33,936	$27,202	$100,832	$79,326
Depreciation	19,334	17,393	57,335	50,881
Selling, general and administrative expense	12,643	7,476	35,122	21,604
Other (income) loss, net	279	44	(298)	(122)
Gross margin	$66,192	$52,115	$192,991	$151,689

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangement.

As of October 31, 2006, we had $125.0 million outstanding under our $225 million revolving credit facility that was subject to a variable interest rate. The revolving credit facility currently bears interest at our option, the Administrative Agent’s prime rate plus 0.25% or LIBOR plus 1.25%, in each case based upon our total leverage ratio.  As of November 14, 2006, the applicable rate was one month LIBOR, which was 5.38%.

At the closing of our initial public offering, we received from Universal Compression Holdings a forward starting swap agreement related to a notional amount of $125.0 million of our floating rate debt.  The effective date of the swap agreement is December 1, 2006.  The swap agreement terminates in December 2011 and has a fixed rate of 5.28%.  As of September 30, 2006, the fair value of this interest rate swap agreement was a liability of approximately $0.5 million.

As of October 31, 2006, and excluding the effect of the forward-starting swap, we had $125.0 million of outstanding indebtedness that was effectively subject to floating interest rates and a 1.0% increase in interest rates would result in an approximate $1.3 million annual increase in our interest expense.  This forward-starting swap is effective December 1, 2006 and converts all of our debt outstanding as of October 31, 2006 to a fixed rate.

ITEM 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our general partner’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated as of the end of the period covered by this report, the effectiveness of the Partnership’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that the Partnership’s disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms under the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 6 to the unaudited combined financial statements in Part I of this report, which we incorporate by reference into this Item 1.

ITEM 1A.  Risk Factors

Risk factors which could cause actual results to differ from our expectations and which could negatively impact our business, financial condition and results of operations include those listed below, those described in our Registration Statement on Form S-1 (File No. 333-135351) as declared effective by the Securities and Exchange Commission (“SEC”) on October 16, 2006, and those set forth from time to time in our other filings with the SEC, which are available through the Investor Relations link at www.universalcompression.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at http://www.sec.gov.

•

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units and subordinated units at the initial distribution rate under our cash distribution policy.

•

We depend on domestic demand for and production of natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenue and cash available for distribution to decrease.

•	We currently have a limited number of customers. The loss of any of these customers would result in a decline in our revenue and cash available to pay distributions to our unitholders.

•	We face significant competition that may cause us to lose market share and harm our financial performance.

•

We may not be able to grow our cash flows if we do not expand our business, and our ability to expand our business may be limited by various factors, including our agreement not to compete with Universal Compression Holdings and our ability to make acquisitions on economically acceptable terms.

•	Universal Compression Holdings’ implementation of its new enterprise resource planning system may result in problems that could negatively impact our business.

•

Universal Compression Holdings controls our general partner, which has sole responsibility for conducting our business and managing our operations. Universal Compression Holdings has conflicts of interest, which may permit it to favor its own interests to our detriment.

•

Cost reimbursements due to our general partner and its affiliates for services provided, which will be determined by our general partner, will be substantial and will reduce our cash available for distribution to our unitholders.

•

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units and subordinated units and restricts the remedies available to holders of our common units and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

•	Holders of our common units have limited voting rights and are not entitled to elect our general partner or its general partner’s directors.

•	Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.

•	Control of our general partner may be transferred to a third party without unitholder consent.

•

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) treats us as a corporation or we become subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to our unitholders.

•

An IRS contest of the federal income tax positions we take may adversely affect the market for our common units, and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

•	You may be required to pay taxes on income from us even if you do not receive any cash distributions from us.

•	Tax gain or loss on disposition of common units could be more or less than expected.

ITEM 2.  Unregistered Sales of Equity Securities

On October 20, 2006, we completed an initial public offering of 6,325,000 of our common units at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option. The common units sold to the public represent a 49% limited partner interest in us.  The joint book-running managers for the offering were Merrill Lynch & Co. and Lehman Brothers.  The net proceeds of the offering were $120.7 million after deducting underwriting discounts and commissions and expenses associated with the offering.  Underwriting discounts totaled approximately $9.1 million (including a structuring fee paid to Merrill Lynch & Co. of $500,000).  We incurred additional transaction fees and expenses in connection with the offering of approximately $3.0 million.  The net proceeds were used to: (a) repay approximately $104.5 million of the debt we assumed from Universal Compression Holdings and (b) redeem 825,000 common units owned by Universal Compression Holdings for approximately $16.2 million.  This issuance was made pursuant to the our Registration Statement on Form S-1 (File No. 333-135351) as declared effective by the Securities and Exchange Commission on October 16, 2006.

ITEM 6.  Exhibits

Exhibit No.	Description

31.1

Certification of the Chief Executive Officer of UCO GP, LLC (as general partner of the general partner of Universal Compression Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2

Certification of the Chief Financial Officer of UCO GP, LLC (as general partner of the general partner of Universal Compression Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1

Certifications of the Chief Executive Officer and Chief Financial Officer of UCO GP, LLC (as general partner of the general partner of Universal Compression Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Compression Partners, L.P.

Date: November 21, 2006	By: UCO GENERAL PARTNER, LP
its General Partner

By: UCO GP, LLC
its General Partner

	By:	/s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1

Certification of the Chief Executive Officer of UCO GP, LLC (as general partner of the general partner of Universal Compression Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2

Certification of the Chief Financial Officer of UCO GP, LLC (as general partner of the general partner of Universal Compression Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1

Certifications of the Chief Executive Officer and Chief Financial Officer of UCO GP, LLC (as general partner of the general partner of Universal Compression Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.