Form 10-K
period 2006-12-31
Universal Compression Partners, L.P.
filed 2007-03-30
CIK 1367064

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no.:                                                                                                         001-33078

Universal Compression Partners, L.P.

(Exact name of Registrant as Specified in its Charter)

Delaware	22-3935108
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4444 Brittmoore Road, Houston, Texas	77041-8004
(Address of Principal Executive Offices)	(Zip Code)

(713) 335-7000
(Registrant’s telephone number, including area code)

Securities of Universal Compression Partners, L.P. Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units representing limited partner interests	NASDAQ Global Market

Securities of Universal Compression Partners, L.P. Registered Pursuant to Section 12(g) of the Act:

Title of Each Class
None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 10% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of October 20, 2006 was $127,559,796 computed based on a price per common unit of $21.00, the price at which the common units were last sold as reported on the NASDAQ Global Market on such date.

As of March 22, 2007, there were 6,325,000 common units and 6,325,000 subordinated units outstanding.

The Index to Exhibits is on page 87.

PART I

The terms “our,” “the Partnership,” “we” and “us” when used in this report refer to Universal Compression Partners, L.P.  References to “our predecessor”, “Universal Compression Partners Predecessor” or like terms refer to the natural gas contract compression business that is provided in the United States of America by Universal Compression Holdings, Inc. and its subsidiaries (“Universal Compression Holdings”).

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of management for future operations.  You  can identify many of these statements by looking for words such as “believes,” “expects,” “will,” “intends,” “projects,” “anticipates,” “estimates,” “continues” or similar words or the negative thereof.

Such forward-looking statements in this report include, without limitation:

•                  our business growth strategy and projected costs;

•                  our future financial position;

•                  the sufficiency of available cash flows to make cash distributions;

•                  the expected timing and amount of our capital expenditures;

•                  anticipated cost savings, future revenue, EBITDA, as further adjusted, gross margin and other financial or operational measures related to our business;

•                  the future value of our equipment;

•                  plans and objectives of our management for our future operations;

•                  any potential contribution of additional assets from Universal Compression Holdings to us; and

•                  the ability of Universal Compression Holdings to successfully complete its proposed merger with Hanover  Compressor Company (“Hanover”), and our ability to enter into suitable substitute arrangements upon the termination of certain provisions of our Omnibus Agreement with Universal Compression Holdings as discussed further in Part I, Item 1 (“Business – Overview”) of this report.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our Investor Relations link at www.universalcompression.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov.

All forward-looking statements included in this report are, unless otherwise stated, based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

ITEM 1. Business

Overview

We are a Delaware limited partnership formed in June 2006 by Universal Compression Holdings, (NYSE: (“UCO,”)) to provide natural gas contract compression services to customers throughout the United States. Natural gas compression is a mechanical process whereby the pressure of a volume of natural gas at an existing pressure is increased to a desired higher pressure for transportation from one point to another, and is essential to the transportation and production of natural gas.  We believe we are one of the ten largest compression services companies in the United States by horsepower.  Our contract compression services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression to our customers. We also monitor our customers’ compression services requirements over time and, as necessary, modify the level of services and related equipment we employ to address changing operating conditions.  For accounting and financial reporting purposes, we are consolidated into Universal Compression Holdings.

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

In connection with the initial public offering:

•                  Universal Compression Holdings contributed to us contract compression services contracts with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of Universal Compression Holdings’ domestic contract compression business at the time;

•                  we assumed $228.4 million in debt from Universal Compression Holdings;

•                  Universal Compression Holdings received 825,000 common units and 6,325,000 subordinated units representing limited partner interests in us; and

•                  we issued to our general partner, an indirect wholly-owned subsidiary of Universal Compression Holdings, a 2% general partner interest in us and all of the incentive distribution rights in us, which entitle our general partner to increasing percentages of the cash we distribute in excess of $0.4025 per unit per quarter.

We used the aggregate net proceeds from the offering to repay a portion of the debt we assumed from Universal Compression Holdings and to redeem the 825,000 common units we issued to Universal Compression Holdings.

Also in connection with the initial public offering, we entered into an omnibus agreement with Universal Compression Holdings (the “Omnibus Agreement”), the terms of which include, among other things:

•                  when we and Universal Compression Holdings may compete with each other;

•                  Universal Compression Holdings’ agreement to provide to us operational staff, corporate staff and support services necessary to run our business;

•                  the terms under which we may purchase from Universal Compression Holdings newly fabricated equipment and under which we may transfer to and receive from Universal Compression Holdings idle compression equipment; and

•                  an agreement by Universal Compression Holdings to provide caps on the amount of cost of sales and selling, general and administrative expenses that we must pay.  The caps are determined on a quarterly basis and expire on December 31, 2008.

As detailed in the Omnibus Agreement, any new contract compression customers that have not historically been customers of Universal Compression Holdings will be included in our customer portfolio for our account.  Certain provisions of the Omnibus Agreement would terminate in connection with the proposed merger between Universal Compression Holdings and Hanover as described below.

                                                   Universal Compression Holdings intends for us to be the primary vehicle for the growth of its domestic contract compression business. As we have a lower cost of capital due to our partnership structure, Universal Compression Holdings intends to offer us the opportunity to purchase the remainder of its domestic contract compression business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchases of additional portions of that business and the timing of such purchases will depend upon, among other things, our reaching an agreement with Universal Compression Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of the board of directors of our general partner, and our ability to finance such a purchase on acceptable terms. Universal Compression Holdings does not currently intend to offer us the opportunity to purchase its international contract compression, aftermarket services or fabrication businesses.

Universal Compression Holdings, which has been in the natural gas compression business for over 50 years, provides a full range of natural gas compression services and products, including sales, operations, maintenance and fabrication to the natural gas industry, both domestically and internationally. As mentioned above, under the terms of the Omnibus Agreement, Universal Compression Holdings supports our operations by providing us with all operational and administrative support necessary to conduct our business.

UCO General Partner, LP, our general partner, is an indirect, wholly-owned subsidiary of Universal Compression Holdings and has sole responsibility for conducting our business and for managing our operations, which are conducted through our wholly-owned operating partnership, UC Operating Partnership, L.P.  Because our general partner is a limited partnership, its general partner, UCO GP, LLC, conducts our business and operations, and the board of directors and officers of UCO GP, LLC make decisions on our behalf. All of those directors are elected by Universal Compression Holdings. Our general partner does not receive any management fee or other compensation in connection with the management of our business, but it is entitled to reimbursement of all direct and indirect expenses incurred on our behalf subject to caps included in the Omnibus Agreement. Our general partner is also entitled to distributions on its limited partner interest, general partner interest and, if specified requirements are met, on its incentive distribution rights. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner, our general partner’s general partner or its directors.

In December 2005, Universal Compression Holdings’ board of directors approved a change to its fiscal year end from March 31 to December 31, effective in 2005. As a result of this change, our predecessor is reporting a nine-month transition period ended December 31, 2005.

Recent Developments

In February 2007, Universal Compression Holdings and Hanover Compressor Company entered into a merger agreement. Upon consummation of the transactions set forth in the merger agreement, each common share of Hanover will be converted into 0.325 shares of common stock of a newly created holding company, and each common share of Universal Compression Holdings will be converted into one share of the newly created holding company. Hanover will be treated as the acquirer for accounting purposes.

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of consents under each company’s respective bank credit facilities and the arrangement of financings to provide sufficient funds to repay or repurchase any indebtedness required to be repaid upon consummation of the merger and the absence of any material adverse effect with respect to Hanover’s and Universal Compression Holdings’ business.

The merger agreement requires Universal Compression Holdings and Hanover to continue to operate their businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, incurring new debt other than below specified thresholds or for specified purposes, paying dividends or granting awards with respect to Universal Compression Holdings’ common stock (other than under employee compensation arrangements). These agreements are subject to specified exceptions, including those (1) permitting Universal Compression Holdings to repurchase up to an additional $75 million of its common stock in accordance with its previously announced open-market stock repurchase program, (2) permitting us to make cash distributions in accordance with our partnership agreement, (3) permitting Universal Compression Holdings to make contributions of its domestic compression assets to us and (4) permitting Universal Compression Holdings to redeem its 7 1/4% senior notes due 2010.

Upon the closing of the proposed merger, we would remain a subsidiary of Universal Compression Holdings, and Universal Compression Holdings would become a wholly owned subsidiary of a new, publicly traded holding company.

The closing of the proposed merger of Universal Compression Holdings and Hanover, if completed, could constitute a change of control of Universal Compression Holdings under the Omnibus Agreement, which would cause a termination of the non-competition and equipment-sharing provisions of the Omnibus Agreement.  We expect to negotiate and enter into suitable substitute arrangements with Universal Compression Holdings that would take effect upon the termination of these provisions of the Omnibus Agreement, although we cannot provide any assurance that we will be able to do so.

Further information concerning the structure and details of the proposed merger is set forth in Universal Compression Holdings’ Current Report on Form 8-K dated February 5, 2007, which includes, as exhibits, the merger agreement and a joint press release from Universal Compression Holdings and Hanover announcing the execution of the merger agreement.

Natural Gas Compression Industry Overview

Natural gas compression is a mechanical process whereby the pressure of a volume of natural gas at an existing pressure is increased to a desired higher pressure for transportation from one point to another, and is essential to the transportation and production of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including: (1) at the wellhead; (2) throughout gathering and distribution systems; (3) into and out of processing and storage facilities; and (4) along intrastate and interstate pipelines.

•                  Wellhead and Gathering Systems - Compression at the wellhead is required because, at some point during the life of an oil or gas well, natural reservoir pressure typically declines as reserves are produced. As the natural reservoir pressure of the well declines below the line pressure of the gas gathering or pipeline system used to transport the gas to market, gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the well’s pressure levels allowing gas to be transported to market.  The continually dropping pressure levels in natural gas fields require periodic modification and variation of on-site compression equipment.  Natural gas compression that is used to transport gas from the wellhead through the gathering system is considered “field compression.”  Compression is also used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, known as secondary oil recovery or gas lift operations. Typically, these applications require portable, low- to mid-range horsepower compression equipment located at or near the wellhead.  Compression equipment is also used to increase the efficiency of a low capacity gas field by providing a central compression point from which the gas can be produced and injected into a pipeline for transmission to facilities for further processing. In an effort to reduce costs for wellhead operators, operators of gathering systems tend to keep the pressure of the gathering systems low. As a result, more pressure is often needed to force the gas from the low pressure gathering systems into the higher pressure pipelines.

•                  Pipeline Transportation Systems - Natural gas compression that is used during the transportation of gas from the gathering systems to storage or the end user is considered “pipeline compression.” As gas is transported through a pipeline, compressor units are applied all along the pipeline to allow the natural gas to continue to flow through the pipeline to its destination. These applications generally require larger horsepower compression equipment (1,000 horsepower and higher).

•                  Storage Facilities - Natural gas compression is used in gas storage projects to inject gas into underground reservoirs during off-peak seasons to withdraw later during periods of high demand.

•                  Processing Applications - Compressors may also be used in combination with oil and gas production equipment to process and refine oil and gas into more marketable energy sources. In addition, compression services are used for compressing feedstocks in refineries and petrochemical plants, and for refrigeration applications in natural gas processing plants.

Gas producers, transporters and processors historically owned and maintained most of the compression equipment used in their operations. Many producers, transporters and processors have increasingly outsourced their compression services due to the benefits and flexibility of contract compression. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compressor units to optimize the well production or gathering system efficiency.

We believe outsourcing contract compression services offers customers:

•                  the ability to efficiently meet their changing compression needs over time while limiting their capital investments in compression equipment and the underutilization of their existing compression equipment;

•                  access to the compression services provider’s specialized personnel and technical skills, including engineers and field service and maintenance employees, which generally leads to improved production rates and/or increased throughput;

•                  the ability to increase their revenue by transporting or producing a higher volume of natural gas through decreased compression downtime and reduced operating, maintenance and equipment costs by allowing the compression service provider to efficiently manage their changing compression needs; and

•                  the flexibility to deploy their capital on projects more directly related to their primary business by reducing their compression equipment and maintenance capital requirements.

We believe the domestic natural gas compression services industry continues to have significant growth potential due to the following factors:

•                  aging producing natural gas fields which will require more compression to continue producing the same volume of natural gas; and

•                  increasing production from unconventional sources, which include tight sands, shale and coal bed methane, which generally require more compression than production from conventional sources to produce the same volume of natural gas.

Key Operating and Financial Statistics

The following table illustrates our and our predecessor’s key operating and financial statistics during the periods as indicated.   We were formed in June 2006, but we commenced operations on October 20, 2006.  As a result, operating and financial data in the table below is shown for us for the period in 2006 in which we had operations.

	Universal Compression Partners, L.P.	Universal Compression Partners Predecessor
	October 20, 2006 through December 31,	January 1, 2006 through October 19,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2006	2006	2005	2005
	(In thousands, except percentages)
Horsepower (end of period)	343	2,024	1,965	1,925
Average horsepower utilization rate	98.6%	90.5%	90.7%	88.0%
Revenue	$13,465	$317,973	$248,414	$296,239
Net income	$2,705	$107,970	$84,004	$97,970
EBITDA, as further adjusted (1)	$7,154	$169,287	$136,599	$160,890

(1)                   EBITDA, as further adjusted, is defined, reconciled to net income and discussed within Part II, Item 6 (“Selected Financial Data – Non-GAAP Financial Measures”) of this report.

Contract Compression Services Overview

We provide comprehensive contract compression services, which include our provision at the customer’s location of our personnel, equipment, tools, materials and supplies necessary to provide the amount of gas compression for which the customer has contracted.  Based on the operating specifications at the customer’s location and the customer’s unique compression needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression to our customers.  When providing contract compression services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the reservoir and the gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs.  We utilize both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also utilize rotary screw compressors for specialized applications.

Our compression equipment is maintained in accordance with daily, weekly, monthly and annual maintenance schedules. These maintenance procedures are updated as technology changes and as Universal Compression Holdings’ operations group develops new techniques and procedures. In addition, because Universal Compression Holdings’ field technicians provide maintenance on substantially all of our contract compression equipment, they are familiar with the condition of our equipment and can readily identify potential problems. We expect that these procedures will maximize equipment life and unit availability and minimize avoidable downtime, as that has been the experience of Universal Compression Holdings. Generally, each of our units undergoes a major overhaul once every three to nine years, depending on the type and size of the compressor unit, but because of the size of our fleet, we expect such overhauls to take place on a relatively consistent ongoing basis.  A major overhaul involves the rebuilding of the unit to materially extend its economic useful life or to enhance the unit’s ability to fulfill broader or different contract compression applications.  If a unit requires maintenance or reconfiguration, we expect Universal Compression Holdings’ maintenance personnel will service it as quickly as possible to meet the needs of the customer. If providing the appropriate unit would entail significant overhaul cost, the salesperson will communicate with the customer, engineer and field service personnel and contact a supervisor to determine the timing of the required maintenance or overhaul.

We and our customers typically contract for our services on an application specific, or site-by-site, basis.  Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is supplied by our customers, our direct exposure to commodity price risk is further reduced.  See “General Contract Compression Contract Terms,” below, for a more detailed description.

Operations

The contract compression services we provide include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression to our customers. When providing contract compression services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs.

We intend to continue to work with Universal Compression Holdings to attempt to manage our respective domestic fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ needs. When one of Universal Compression Holdings’ salespersons is advised of a new compression services opportunity for us, he or she will obtain relevant information concerning the project, including gas flow, pressure and gas composition, and then he or she will review both our fleet and the fleet of Universal Compression Holdings for an available appropriate compressor unit. If an appropriate compressor unit is not available in either our fleet or the fleet of Universal Compression Holdings, the salesperson will then look to third parties for idle equipment available for purchase. In the event that a customer presents us with an opportunity to provide compression services for a project with appropriate lead time, we may choose to purchase newly-fabricated equipment from Universal Compression Holdings or others to fulfill our customer’s needs. Please read Part III, Item 13 (“Certain Relationships and Related Transactions and Director Independence”) of this report for additional information regarding our ability to share or exchange compression equipment with, or purchase equipment from, Universal Compression Holdings.

As of December 31, 2006, our fleet consisted of 829 compressors, as reflected in the following table:

	Total Horsepower As of	% of Total Horsepower As of	Number of Units As of
	December 31,	December 31,	December 31,
Horsepower Range	2006	2006	2006
0-99	17,816	5.2%	239
100-299	47,984	14.0%	256
300-599	45,988	13.4%	117
600-999	61,350	17.9%	85
1,000 and over	169,872	49.5%	132
Total	343,010	100.0%	829

Over the last several years, Universal Compression Holdings has undertaken to standardize its compressor fleet around major components and key suppliers.  Because our fleet consists of a portion of Universal Compression Holdings’ former fleet, we, too, benefit from the standardization.  This high level of standardization of our fleet:

•                  enables us to minimize our fleet operating costs and maintenance capital requirements;

•                  facilitates low-cost compressor resizing; and

•                  allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining low operating costs.

As mentioned above, pursuant to the Omnibus Agreement, Universal Compression Holdings provides us with all operational staff, corporate staff and support services necessary to run our business.

Business Strategy

Our business strategies are to:

•                  meet the evolving compression needs of our customers by providing consistent and dependable services;

•                  expand our operations by, among other things, taking advantage of our relationship with Universal Compression Holdings;

•                  generate stable cash flows sufficient to make quarterly cash distributions to our unitholders; and

•                  increase quarterly cash distributions per unit over time.

The key elements of our business strategy are described below:

•                  Leverage our relationship with Universal Compression Holdings. Our relationship with Universal Compression Holdings provides us numerous revenue and cost advantages, including the ability to access new and idle compression equipment, deploy that equipment in most of the major natural gas producing regions in the United States and provide maintenance and operational support on a more cost effective basis than we could without that relationship.

•                  Build our business organically by capitalizing on the positive long-term fundamentals for the domestic natural gas compression industry. We believe our ability to efficiently manage our customers’ changing compression needs, including by providing assurance in many of our customer contracts that our compression service will be available at least 95% of the time, our long-standing customer relationships and our large compressor fleet will enable us to capitalize on what we believe are positive fundamentals for the domestic natural gas compression industry, including increasing unconventional gas production, which typically requires significantly more compression than conventional production, and the continued outsourcing of compression services.

•                  Grow our business through accretive acquisitions. We plan to grow through accretive acquisitions of assets from Universal Compression Holdings, third-party compression providers and natural gas transporters or producers. In connection with the closing of our initial public offering, Universal Compression Holdings contributed to us approximately 17% (by available horsepower) of its domestic contract compression services business at that time and intends to offer to us the remaining portion of that business for purchase over time. We also believe there are a number of opportunities to acquire compression equipment from natural gas transporters or producers and in turn offer them contract compression services as a cost-effective alternative. We believe that our publicly traded limited partnership structure provides us additional financing options and an attractive currency to pursue such acquisitions.

Competitive Strengths

We believe that we are well positioned to execute our primary business objectives and strengths successfully because we have the following key competitive strengths:

•                  Our relationship with Universal Compression Holdings. Our relationship with Universal Compression Holdings and our access to its personnel, fabrication operations, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract compression services while maintaining lower operating costs than we could otherwise achieve. This relationship also provides us an advantage in pursuing compression opportunities throughout the United States. As of December 31, 2006, Universal Compression Holdings owned approximately 1.7 million horsepower of compression equipment, excluding the compression equipment owned by us, in its domestic contract compression business. We believe we will benefit from Universal Compression Holdings’ intention to offer us the opportunity to purchase that business over time.

•                  Stable and growing fee-based cash flows. We charge a fixed monthly fee for our compression services that our customers are generally required to pay, regardless of the volume of natural gas we compress in that month. We believe this fee structure reduces volatility and enhances our ability to generate relatively stable, predictable cash flows.

•                  Large fleet in many major producing regions. Our large fleet and numerous operating locations throughout the United States, combined with our ability, as a result of our relationship with Universal Compression Holdings, to efficiently move equipment among producing regions, means that we are not dependent on production activity in any particular region. We provide compression services in some of the fastest growing natural gas producing regions in the United States, including the Barnett Shale and Rocky Mountains, which we believe will allow us to generate organic growth in our business.

•                  Long-standing customer relationships.  Universal Compression Holdings has developed long-standing customer relationships by efficiently managing customers’ changing compression needs.  Customers who had continuous relationships of at least five years with Universal Compression Holdings represented greater than 80% of our revenue for the period June 22, 2006 through December 31, 2006.  These relationships provide a firm platform for our continued organic growth as we continue to seek to meet our customers’ increasing compression needs.

•                  Strong management team with a track record of substantial organic and acquisition growth. Our management team and the board of directors of our general partner include senior officers from Universal Compression Holdings who have over 80 combined years of experience in the compression services business. From Universal Compression Holdings’ initial public offering in 2000 through December 31, 2006, this management team has grown Universal Compression Holdings’ total consolidated compressor fleet, including our fleet, by approximately 2.0 million horsepower, or 323%. A significant portion of this growth was organic and driven by Universal Compression Holdings’ reputation as a reliable, cost-effective operator. In addition to generating such organic growth, our management team completed five acquisitions of contract compression services businesses during this period that added approximately 1.3 million horsepower to Universal Compression Holdings’ fleet.

Our Relationship with Universal Compression Holdings

One of our principal attributes is our relationship with Universal Compression Holdings, a leading natural gas compression services company that provides a full range of contract compression, sales, operations, maintenance and fabrication services to the domestic and international natural gas industry.  Universal Compression Holdings has a long history of successfully achieving organic growth and consummating and integrating acquisitions, and intends to use us as its primary growth vehicle for its domestic contract compression services business. We believe our relationship with Universal Compression Holdings will continue to provide us access to management talent and long-standing commercial relationships throughout the energy industry. In addition, we believe that our relationship with Universal Compression Holdings also provides us with the following benefits:

•                  Universal Compression Holdings intends, but is not obligated, to offer us over time the opportunity to purchase the remainder of its domestic contract compression business;

•                  Universal Compression Holdings intends, but is not obligated, to offer us the opportunity to purchase newly fabricated compression equipment; and

•                  We and Universal Compression Holdings intend to continue to manage our respective domestic compression fleets as one pool of compression equipment from which we can more easily fulfill our respective customers’ needs.  Specifically, when one of our salespersons is advised of a new compression services opportunity, he or she will obtain relevant information concerning the project including gas flow, pressure and gas composition, and then he or she will review both our fleet and the fleet of Universal Compression Holdings for an available appropriate compressor unit. If an appropriate compressor unit is not available in either our fleet or the fleet of Universal Compression Holdings, the salesperson will then look to third parties for idle equipment available for purchase. In the event that a customer presents us with an opportunity to provide compression services for a project with appropriate lead time, we may choose to purchase newly-fabricated equipment from Universal Compression Holdings or others to fulfill our customer’s needs.   Please read Part III, Item 13 (“Certain Relationships and Related Transactions and Director Independence”) of this report for additional information regarding our Omnibus Agreement and our ability to share compression equipment with, or purchase compression equipment from, Universal Compression Holdings.

Oil and Gas Industry Cyclicality and Volatility

Our financial performance is generally less affected by the short-term market cycles and oil and gas price volatility than the financial performance of companies operating in other sectors of the oilfield services industry because:

•                  our operations are tied primarily to natural gas production and consumption, which are generally less cyclical in nature than exploration activities;

•                  compression is necessary for gas to be delivered from the wellhead to end users; and

•                  outsourcing of compression is often economically advantageous for natural gas production, gathering and transportation companies.

Our large fleet and numerous operating locations throughout the United States combined with our ability, as a result of our relationship with Universal Compression Holdings, to access new and idle compression equipment and efficiently move equipment among producing regions, means that we are not dependent on production activity in any particular region.  Furthermore, while compressors often must be specifically engineered or reconfigured to allow us to tailor our contract compression services to meet the unique demands of our customers, the fundamental technology of compression equipment has not historically experienced significant technological change.

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

Seasonal Fluctuations

Neither our results of operations, nor those of our predecessor, have historically reflected any material seasonal tendencies, nor do we currently believe that seasonal fluctuations will have a material impact in the foreseeable future.

Customers

Our current customer base consists of 14 companies, including those we have added since our initial public offering, who are engaged in various aspects of the oil and gas industry, including natural gas producers, processors, gatherers and transporters. We have entered into strategic alliances with some of our customers. These alliances are essentially preferred vendor arrangements and give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

During the period June 22, 2006 through December 31, 2006, the following customers accounted for 10% or more of our total revenue: Dominion Exploration and Production, Inc. and Samson Investment Company. Contracts with those companies contributed 53% of the Partnership’s revenue for the period.

General Contract Compression Contract Terms

The following discussion describes the material terms generally common to contracts used in connection with our contract compression customers. We enter into a new contract with a given customer with respect to each distinct application for which we will provide contract compression services.

Term and Termination. We and our customers typically contract for our services on an application specific, or site-by-site basis. While our contracts typically have an initial term of six months, following which the contract would typically operate on a month-to-month basis until terminated by us or our customer, they generally run for an average duration of three years. Following the initial fixed term, either we or our customer may terminate a contract with 30 days’ notice.  We charge a fixed monthly fee for our compression services. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows.

Fees and Expenses. Our customers pay a fixed monthly fee for our compression services, the level of which generally is based on expected natural gas volumes and pressures associated with a specific application. We are not responsible for acts of force majeure and our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows. We are responsible for the costs and expenses associated with our compression equipment, other than fuel gas, which is provided by our customers.

Service Standards and Specifications. We are responsible for providing contract compression services in accordance with the particular specifications of a job, as set forth in the applicable contract. These are typically turn-key service contracts under which we supply all service and support and use our own compression equipment as necessary for a particular application.

Title; Risk of Loss. All compression equipment we use in connection with our provision of compression services remains our property and we bear risk of loss for our equipment to the extent not caused by an act or omission of our customer.

Insurance. Both we and our customers are required to carry general liability, worker’s compensation, employers’ liability, automobile and excess liability insurance with respect to a particular project.

Marketing and Sales

Our marketing and client service functions are performed on a coordinated basis by Universal Compression Holdings’ sales and field service personnel. Salespeople and field service personnel regularly visit our customers to ensure customer satisfaction, to determine customer needs as to services currently being provided and to ascertain potential future compression services requirements. This ongoing communication allows us to quickly identify and respond to customer requests.

Suppliers

Currently, our sole supplier of newly fabricated equipment is Universal Compression Holdings.  Under the Omnibus Agreement, we may purchase equipment at a fixed margin over its fabrication costs.  We may also transfer compression equipment with Universal Compression Holdings. We may also purchase newly fabricated or idle compression equipment from third parties.

Many of our compressors were fabricated by Universal Compression Holdings. Universal Compression Holdings’ principal suppliers of parts for the compression equipment it fabricates include Caterpillar and Waukesha for engines, Air Xchangers for coolers and Ariel for compressors. Although Universal Compression Holdings relies primarily on these suppliers, it believes alternative sources are generally available but at prices that may not be as economically advantageous to Universal Compression Holdings as its existing suppliers. Universal Compression Holdings has not experienced any material supply problems to date, and believes its relations with its suppliers are good.

Insurance

The natural gas service operations business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of gas or well fluids and fires or explosions. As is customary in the natural gas service operations industry, we review our safety equipment and procedures and carry insurance against some, but not all, risks of our business. Insurance is provided through policies obtained by Universal Compression Holdings and includes property damage, general and commercial automobile liability and other coverage we believe is appropriate. We have elected to fully self-insure our offshore assets.  We believe that these insurance coverages are customary for the industry and adequate for our business, however, losses and liabilities not covered by insurance would increase our costs.

Competition

The natural gas contract compression business is highly competitive. We face competition from large national and multinational companies with greater financial resources and, on a regional basis, from numerous smaller companies.

Our main competitors in the contract compression business, based on horsepower, are Hanover, Universal Compression Holdings (as more fully described below), J-W Operating Company, Compressor Systems, Inc., USA Compression, Natural Gas Services Group, Inc., CDM Compression, Tetra Technologies, Inc., Enerflex Systems, Ltd. and Valerus Compression Services, LLC.

We believe that we compete effectively on the basis of price and customer service, including the availability of our personnel in remote locations, technical expertise, flexibility in meeting customer needs and quality and reliability of our compressors and related services.

Compression services providers can achieve operating and cost advantages through increased size and geographic scope. As the number of compression applications and size of the compression fleet increases, the number of required sales, administrative and maintenance personnel does not increase proportionately, resulting in operational efficiencies and potential cost advantages. Additionally, broad geographic scope allows compression services providers to more efficiently provide services to all customers, particularly those with compression applications in remote locations. We believe that our relationship with Universal Compression Holdings allows us to access a large, diverse fleet of compression equipment and a broad geographic base of operations and related operational personnel that gives us more flexibility in meeting our customers’ needs than many of our competitors. We also believe that our relationship with Universal Compression Holdings and its over 50-year history of providing its customers with compression services provides us with resources that allow us to efficiently manage our customers’ compression services needs.

Non-competition arrangement with Universal Compression Holdings

Under the Omnibus Agreement, subject to the provisions described below, Universal Compression Holdings agreed to not offer or provide compression services in the United States to our contract compression services customers. Compression services are defined to include the provision of natural gas contract compression services, but excludes fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service and operating, maintenance, service, repairs or overhauls of compression equipment owned by third parties. In addition, under the Omnibus Agreement, we agreed to not offer or provide compression services to Universal Compression Holdings’ domestic contract compression services customers.

Universal Compression Holdings also agreed that new customers for contract compression services (neither our customers nor customers of Universal Compression Holdings for domestic contract compression services at the time of the offering) are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with us, then Universal Compression Holdings may provide compression services to the new customer. In the event that either we or Universal Compression Holdings enter into a contract to provide compression services to a new customer, either we or Universal Compression Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Universal Compression Holdings at the time of the completion of our initial public offering.

The non-competition arrangements described above do not apply to:

•                  Our provision of compression services to a particular Universal Compression Holdings customer or customers, with the approval of Universal Compression Holdings;

•                  Universal Compression Holdings’ provision of compression services to a particular customer or customers of ours, with the approval of the conflicts committee of the board of directors of our general partner;

•                  Our purchase and ownership of not more than five percent of any class of securities of any entity which provides compression services to the compression services customers of Universal Compression Holdings;

•                  Universal Compression Holdings’ purchase and ownership of not more than five percent of any class of securities of any entity which provides compression services to our compression services customers;

•                  Universal Compression Holdings’ ownership of us;

•                  Our acquisition, ownership and operation of any business that provides compression services to Universal Compression Holdings’ compression services customers if Universal Compression Holdings has been offered the opportunity to purchase the business for its fair market value from us and Universal Compression Holdings declines to do so. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, we will agree not to provide compression services to Universal Compression Holdings’ customers that are also customers of the acquired business at the sites at which Universal Compression Holdings is providing compression services to them at the time of the acquisition;

•                  Universal Compression Holdings’ acquisition, ownership and operation of any business that provides compression services to our compression services customers if we have been offered the opportunity to purchase the business for its fair market value from Universal Compression Holdings and we decline to do so with the concurrence of the conflicts committee of the board of directors of our general partner. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, Universal Compression Holdings will agree not to provide compression services to our customers that are also customers of the acquired business at the sites at which we are providing compression services to them at the time of the acquisition; or

•                  A situation in which one of our customers (or its applicable business) and a customer of Universal Compression Holdings (or its applicable business) merge or are otherwise combined, in which case, each of we and Universal Compression Holdings may continue to provide compression services to the applicable combined entity or business without being in violation of the non-competition provisions, but Universal Compression Holdings and the conflicts committee of the board of directors of our general partner must negotiate in good faith to implement procedures or such other arrangements, as necessary, to protect the value to each of Universal Compression Holdings and us of the business of providing compression services to each such customer or its applicable business, as applicable.

Unless the Omnibus Agreement is terminated earlier due to a change of control of our general partner or the removal or withdrawal of our general partner, or from a change of control of Universal Compression Holdings, the non-competition provisions of the Omnibus Agreement will terminate on either the third anniversary of the completion of our initial public offering or on the date in which a change of control of Universal Compression Holdings, whichever event occurs first. If a change of control of Universal Compression Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Universal Compression Holdings will agree for the remaining term of the non-competition arrangements not to provide compression services to our customers at the sites at which we are providing compression services to them at the time of the change of control.

The closing of the proposed merger between Universal Compression Holdings and Hanover, if completed, would cause a termination of the non-competition and equipment-sharing provisions of the Omnibus Agreement.  However, we expect to negotiate and enter into suitable substitute arrangements with Universal Compression Holdings that will take effect upon the termination of these provisions of the Omnibus Agreement, although we cannot provide any assurance that we will be able to do so.  Please read Part I, Item 1A (“Risk Factors”) of this report for more information.

Environmental and Other Regulations

We are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of human health and the environment. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us.  However, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

Primary federal environmental laws that our operations are subject to include the Clean Air Act and regulations thereunder, which regulate air emissions; the Clean Water Act and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (“RCRA”) and regulations thereunder, which regulate the management and disposal of solid and hazardous waste; and the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, known more commonly as “Superfund,” which regulates the release of hazardous substances in the environment. We are also subject to regulation under the Occupational Safety and Health Act (“OSHA”) and regulations thereunder, which regulate the protection of the health and safety of workers. Analogous state laws and regulations may also apply.

The Clean Air Act and implementing regulations establish limits on the levels of various substances that may be emitted into the atmosphere during the operation of our fleet of natural gas compressors. These substances are regulated in permits, which are applied for and obtained through the various regulatory agencies, either state or federal depending on the level of emissions. While our standard contract typically provides that the customer will assume the permitting responsibilities and environmental risks related to site operations, we have in some cases obtained air permits as the owner and operator of the compressors. Under most of our contract compression service agreements, our customers must indemnify us for certain losses or liabilities we may suffer as a result of the failure to comply with applicable environmental laws, including permit conditions. Increased obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service are anticipated. For example, EPA recently proposed rules that would establish emission standards for new spark ignition engines and require emission controls of certain new and existing stationary reciprocating engines that were excluded from current regulation. As currently drafted, we do not expect these recently proposed rules to have a material adverse effect on our operations or financial condition. Nevertheless, there can be no assurance that those rules, once finalized, or any other new regulations requiring the installation of more sophisticated emission control equipment would not have a material adverse impact. In any event, we believe that in most cases these obligations would be allocated to our clients under our contracts. Moreover, we expect that such requirements would not have any more significant effect on our operations or financial condition than on any similarly situated company providing contract compression services.

The Clean Water Act and implementing regulations prohibit the discharge of industrial wastewater without a permit and establish limits on the levels of pollutants contained in these discharges. In addition, the Clean Water Act regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Many of Universal Compression Holdings’ facilities upon which we may store inactive compression units have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. In addition, many of those facilities have filed notices of intent for coverage under statewide storm water general permits and developed and implemented storm water pollution prevention plans, as required. Federal laws also require spill prevention, control, and countermeasures, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak at such facilities.

The RCRA and implementing regulations control the management and disposal of solid and hazardous waste. These laws and regulations govern the generation, storage, treatment, transfer and disposal of wastes that we generate including, but not limited to, used oil, antifreeze, filters, sludges, paint, solvents, and sandblast materials. The Environmental Protection Agency and various state agencies have limited the approved methods of disposal for these types of wastes.

In the United States, CERCLA and comparable state laws and regulations impose strict, joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a disposal site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances released at the site. Under CERCLA, such persons may be liable for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs.

While we do not own or lease any material facilities or properties, we may use Universal Compression Holdings’ properties pursuant to our Omnibus Agreement for the storage and possible maintenance and repair of inactive compressor units. Many of Universal Compression Holdings’ properties have been utilized for many years, including some by third parties over whom we have no control, in support of natural gas compression services or other industrial operations. Moreover, certain of the Universal Compression Holdings’ properties we use are currently undergoing remediation or groundwater monitoring by Universal Compression Holdings or by former owners and operators of those properties. While we are not currently responsible for any remedial activities at these properties we use pursuant to the Omnibus Agreement, there is always the possibility that our future use of such properties, or of other properties where we provide contract compression services, may result in spills or releases of petroleum hydrocarbons, wastes, or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, RCRA or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our operations or financial position.

We are subject to the requirements of OSHA and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations.

Indemnification for Environmental Liabilities

Under the Omnibus Agreement, Universal Compression Holdings indemnifies us for three years from the closing of our initial public offering against certain potential environmental claims, losses and expenses associated with the operation of our assets and occurring before the closing date of our initial public offering. Universal Compression Holdings’ maximum liability for this indemnification obligation cannot exceed $5 million and Universal Compression Holdings will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Universal Compression Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of our initial public offering. We have agreed to indemnify Universal Compression Holdings against environmental liabilities related to our assets to the extent Universal Compression Holdings is not required to indemnify us.

Employees and Labor Relations

We do not have any employees. Universal Compression Holdings or its affiliates employ approximately 1,800 persons who provide direct or indirect support for our operations under the terms of the Omnibus Agreement. At this time, none of those Universal Compression Holdings’ employees are covered by collective bargaining arrangements. We reimburse Universal Compression Holdings for the cost of those employees. Universal Compression Holdings considers its employee relations to be good.

Available Information

Our website address is www.universalcompression.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not incorporated by reference in this report or any of our other securities filings.  Paper copies of our filings are also available, without charge, from Universal Compression Partners, L.P., 4444 Brittmoore Road, Houston, Texas 77041, Attention: Investor Relations.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•                  the Code of Business Conduct and Ethics of UCO GP, LLC; and

•                  the charters of the audit, conflicts and compensation committees of UCO GP, LLC.

ITEM 1A.  Risk Factors

As described in “Part I.  Disclosure Regarding Forward-Looking Statements,” this report contains forward-looking statements regarding us, our business and our industry.  The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements.  If any of the following risks were to occur, our business, financial condition or results of operations could be materially and adversely affected.  In that case, we might not be able to pay the minimum quarterly distribution on our common units and the trading price of our common units could decline.

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units and subordinated units at the initial distribution rate under our cash distribution policy.

In order to make our cash distributions at our initial distribution rate of $0.35 per common unit per complete quarter, or $1.40 per unit per year, we require available cash of approximately $4.5 million per quarter, or $18.1 million per year, based on the common units, subordinated units and general partner units outstanding as of December 31, 2006. We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at the initial distribution rate under our cash distribution policy. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described in this section.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•                  the level of capital expenditures we make;

•                  the cost of acquisitions;

•                  our debt service requirements and other liabilities;

•                  fluctuations in our working capital needs;

•                  our ability to borrow funds and access capital markets;

•                  restrictions contained in our debt agreements; and

•                  the amount of cash reserves established by our general partner.

We depend on domestic demand for and production of natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services which could cause our revenue and cash available for distribution to decrease.

Natural gas contract compression operations are significantly dependent upon the domestic demand for and production of natural gas. Demand may be affected by, among other factors, natural gas prices, weather, demand for energy and availability of alternative energy sources. Any prolonged, substantial reduction in the domestic demand for natural gas would, in all likelihood, depress the level of production activity and result in a decline in the demand for our contract compression services and products, which would reduce our cash available for distribution.   A reduction in domestic demand could force us to reduce our pricing substantially. Additionally, production from unconventional natural gas sources such as tight sands, shales and coalbeds constitute an increasing percentage of our compression services business. Such unconventional sources are generally less economically feasible to produce in lower natural gas price environments and a reduction in natural gas demand may cause such unconventional sources of natural gas to be uneconomic to drill and produce, which could in turn negatively impact the demand for our services.

We have a limited number of customers. The loss of any of these customers would result in a decline in our revenue and cash available to pay distributions to our unitholders.

We have contracts to provide compression services with only a limited number of customers. Therefore, our loss of a single customer may have a greater effect on our financial results than for a company with a more diverse customer base. Our two largest customers for the period from June 22, 2006 to December 31, 2006, were Dominion Exploration and Production, Inc. and Samson Investment Company.  These two customers accounted for approximately 37% and 16% of our revenue for the period from June 22, 2006 to December 31, 2006, respectively. The loss of all or even a portion of the contract compression services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Our agreement not to compete with Universal Compression Holdings limits our ability to grow.

Under the Omnibus Agreement, we agreed that until the earliest to occur of the third anniversary of the closing of the offering, a change of control of Universal Compression Holdings or our general partner or the removal or withdrawal of our general partner, we will not offer or provide compression services in the United States to Universal Compression Holdings’ contract compression services customers not part of the business contributed to us in connection with the closing of our initial public offering. The domestic contract compression business that Universal Compression Holdings retained consisted of approximately 770 customers and 1.7 million horsepower of compression as of December 31, 2006. This agreement not to compete with Universal Compression Holdings limits our ability to grow.

The completion of the proposed merger between Universal Compression Holdings and Hanover would pose certain risks to us, including a termination of important provisions of our Omnibus Agreement.

The proposed merger between Universal Compression Holdings and Hanover, if completed, would constitute a “change of control” of Universal Compression Holdings under our Omnibus Agreement, which would cause a termination of the non-competition and equipment-sharing provisions of the Omnibus Agreement.  Termination of these provisions of the Omnibus Agreement would mean, among other things, that:

•                  Universal Compression Holdings and its affiliates could acquire, fabricate or dispose of additional natural gas compression or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets;

•                  Universal Compression Holding would not be obligated to provide either newly-fabricated or existing idle compression equipment to us; and

•                  Universal Compression Holdings would not be prohibited from owning assets or engaging in businesses that compete directly or indirectly with us.  As a result, competition from Universal Compression Holdings could adversely impact our results of operations and cash available for distribution.

While we anticipate commencing negotiations with Universal Compression Holdings to enter into substitute arrangements that would take effect upon the termination of these provisions of the Omnibus Agreement, those negotiations have not commenced.  Further, we cannot assure our unitholders that any such negotiations will result in non-competition and equipment-sharing arrangements with Universal Compression Holdings on substantially the same terms and conditions as are provided in the Omnibus Agreement or on other favorable terms.  Any inability to reach a suitable substitute arrangement with Universal Compression Holdings as to these matters may adversely impact our results of operations.

Additionally, in light of our relationship with and dependence upon Universal Compression Holdings to, among other things, provide us all operational staff, corporate staff and support services necessary to run our business, we face some of the same challenges and uncertainties faced by Universal Compression Holdings.  For example, Universal Compression Holdings has no assurance that the conditions necessary to consummate the merger will be satisfied or that there will not be any adverse consequences to its business resulting from conditions that could be imposed in connection with obtaining these approvals, including divestitures or operating restrictions.  This uncertainty could harm its relationships with its current customers, employees and suppliers.  Furthermore, even if the merger is completed, the combined company will face a number of other important challenges and uncertainties, including the risks that the anticipated benefits may not be realized, integration of the two companies may be more difficult than anticipated and required refinancings may not be made on favorable terms.  These risks could adversely affect our business to the extent we will depend on the combined company in the same ways we currently depend on Universal Compression Holdings.

Failure to complete the merger of Universal Compression Holdings and Hanover could negatively impact our common unit price and our future business and financial results because of, among other things, the disruption that would occur as a result of uncertainties relating to a failure to complete the merger.

If the merger of Universal Compression Holdings and Hanover is not completed, we would not realize any of the expected benefits of having completed the merger. Also, the price of our common units may decline to the extent that the current market price of our common units reflects a market assumption that the merger will be completed and that the related benefits to us will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in the business of Universal Compression Holdings or our business. In addition, our business may be harmed, and the price of our common units may decline as a result, to the extent that customers, suppliers and others believe that we cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about our future prospects in the absence of the merger. Similarly, current and prospective employees of Universal Compression Holdings may experience uncertainty about their future roles with the resulting company and choose to pursue other opportunities that could adversely affect us if the merger is not completed. During the pendency of the merger agreement, Universal Compression Holdings may not be able to attract and retain key management, marketing and technical personnel due to this uncertainty, which could harm our businesses and results. The realization of any of these risks may materially adversely affect our business, financial results, financial condition and common unit price.

We face significant competition that may cause us to lose market share and harm our financial performance.

The domestic compression business is highly competitive and there are low barriers to entry. In addition, some of our competitors are large national and multinational companies that provide contract compression, aftermarket services and support and fabrication services to third parties, and some of these competitors have greater financial and other resources than we do. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the price at which they offer their services, we may not be able to compete effectively. Some of these competitors may expand or construct newer or more powerful compression systems that would create additional competition for the services we provide to our customers. In addition, our customers that are significant producers of natural gas may purchase their own compression systems in lieu of using our contract compression services. All of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We may not be able to grow our cash flows if we do not expand our business.

A principal focus of our strategy is to continue to grow the per unit distribution on our units by expanding our business. Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:

•                  acquire additional domestic contract compression services business from Universal Compression Holdings;

•                  consummate accretive acquisitions;

•                  enter into contracts for new service with our existing customers or new customers; and

•                  obtain required financing for our existing and new operations.

A deficiency in any of these factors could adversely affect our ability to achieve growth in the level of our cash flows or realize benefits from acquisitions.

If we do not make acquisitions on economically acceptable terms, our future growth and our ability to increase distributions to our unitholders will be limited.

Our ability to grow depends, in part, on our ability to make accretive acquisitions. If we are unable to make these accretive acquisitions either because we are: (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (2) unable to obtain financing for these acquisitions on economically acceptable terms, or (3) outbid by competitors, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

Any acquisition involves potential risks, including, among other things:

•                  an inability to integrate successfully the businesses we acquire;

•                  the assumption of unknown liabilities;

•                  limitations on rights to indemnity from the seller;

•                  mistaken assumptions about the cash generated by the business acquired or the overall costs of equity or debt;

•                  the diversion of management’s and employees’ attention from other business concerns;

•                  unforeseen operating difficulties; and

•                  customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our future funds and other resources. In addition, competition from other buyers could reduce our acquisition opportunities or cause us to pay a higher price than we might otherwise pay.

Universal Compression Holdings’ implementation of its new enterprise resource planning (“ERP”) system may result in problems that could negatively impact our business.

Universal Compression Holdings contracted with a third party vendor to assist it with the design and implementation of a new ERP system that supports substantially all of our operating and financial functions, including fleet management, billing, customer management, vendor management, accounting and financial reporting. Universal Compression Holdings initiated the implementation of this ERP system for its domestic contract compression business in February 2006 and plans to complete its implementation in 2007 for Universal Compression Holdings’ North America operations. Universal Compression Holdings’ management team and employees have limited experience to date entering information into the system, accessing and interpreting information from the system and managing our business utilizing the system. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. Additionally, a significant problem with the implementation or ongoing management and operation of the new ERP system could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could adversely affect our ability to manage our business.

Universal Compression Holdings continues to own and operate a substantial domestic contract compression business, competition from which could adversely impact our results of operations and cash available for distribution.

Universal Compression Holdings and its other affiliates are prohibited from competing directly or indirectly with us with respect to the customers contributed to us in connection with the closing of our initial public offering and any new contract compression customer that approach either Universal Compression Holdings or ourselves until the earliest to occur of the third anniversary of the closing of our initial public offering, a change of control of Universal Compression Holdings or our general partner or the removal or withdrawal of our general partner. Otherwise, Universal Compression Holdings is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Universal Compression Holdings will continue to own and operate a domestic contract compression business approximately five times as large as ours (by available horsepower) and continues to engage in international contract compression, fabrication and aftermarket service activities. Universal Compression Holdings is a large, established participant in the contract compression business, and has significantly greater resources, including idle compression equipment, fabrication operations, vendor relationships and experience, than we have, which factors may make it more difficult for us to compete with it with respect to commercial activities as well as for acquisition candidates. Universal Compression Holdings and its affiliates may acquire, fabricate or dispose of additional natural gas compression or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Universal Compression Holdings could adversely impact our results of operations and cash available for distribution.

We may be unable to grow through acquisitions of the remainder of Universal Compression Holdings’ domestic contract compression business, which could limit our ability to increase our cash available for distribution.

Universal Compression Holdings is under no obligation to offer us the opportunity to purchase the remainder of its domestic contract compression business, and its board of directors owes fiduciary duties to the stockholders of Universal Compression Holdings, and not our unitholders, in making any decision to offer us this opportunity. Likewise, we are not required to purchase any additional portions of such business.

The consummation of any such purchases will depend upon, among other things, Universal Compression Holdings’ ability to continue to convert its existing compression agreements to the new form of agreement, our reaching an agreement with Universal Compression Holdings regarding the terms of such purchase (which will require the approval of the conflicts committee of the board of directors of our general partner) and our ability to finance such a purchase on acceptable terms. Additionally, Universal Compression Holdings may be limited in its ability to consummate a sale of any additional portions of such business to us by the terms of its existing or future credit facilities or indentures. The restrictive covenants of its current debt instruments include restrictions or prohibitions upon Universal Compression Holdings’ ability to, among other things, sell its assets or make certain “restricted payments”. Additionally, our credit facility includes covenants that may limit our ability to make acquisitions. If a sale of any additional portion of Universal Compression Holdings’ domestic contract compression business would be restricted or prohibited by such covenants, we or Universal Compression Holdings may be required to seek waivers of such provisions or refinance those debt instruments in order to consummate a sale, neither of which may be accomplished timely, if at all. If we are unable to grow through additional acquisitions of the remainder of Universal Compression Holdings’ domestic contract compression business, our ability to increase our cash available for distribution may be limited.

We may be unable to negotiate extensions or replacements of our contracts with our customers, which are generally cancellable on short notice, which could adversely impact our results of operations and cash available for distribution.

We generally provide compression services to our customers under “evergreen” contracts that are cancellable on 30 days’ notice. We may be unable to negotiate extensions or replacements of these contracts on favorable terms, if at all, which could adversely impact our results of operations and cash available for distribution.

Our ability to manage and grow our business effectively may be adversely affected if Universal Compression Holdings loses management or operational personnel.

We depend on the continuing efforts of the executive officers of our general partner, all of whom are employees of Universal Compression Holdings. The departure of any of the executive officers of our general partner could have a significant negative effect on our business, operating results, financial condition and on our ability to compete effectively in the marketplace. We do not maintain key man life insurance coverage with respect to our executive officers or any other management personnel.   We are not aware of the upcoming retirement of any of the executive officers of our general partner, other than upon completion of the proposed merger between Universal Compression Holdings and Hanover.

Additionally, we do not have any of our own employees, but rather rely on Universal Compression Holdings’ employees to operate our business. We believe that Universal Compression Holdings’ ability to hire, train and retain qualified personnel will continue to be more challenging and important as we grow and if energy industry market conditions continue to be positive. When general industry conditions are good, the supply of experienced operational, fabrication and field personnel, in particular, decreases as other energy and manufacturing companies’ needs for the same personnel increases. Our ability to grow and perhaps even to continue our current level of service to our current customers will be adversely impacted if Universal Compression Holdings is unable to successfully hire, train and retain these important personnel.

If we are unable to purchase compression equipment from Universal Compression Holdings or others, we may not be able to retain existing customers or compete for new customers, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Because domestic natural gas exploration, drilling and production are at or near all-time highs, there is substantial competition for the purchase of compression equipment and there is very little idle equipment available for purchase. We have a limited supply of idle units. Universal Compression Holdings is under no obligation to offer or sell us newly fabricated or idle compression equipment and may choose not to do so timely or at all. Further, Universal Compression Holdings will likely continue to face substantial demand for the compression equipment it owns or fabricates from its domestic and international contract compression services businesses as well as from third-party customers. Similarly, we may not be able to purchase newly fabricated or idle compression equipment from third-party producers or marketers of such equipment or from our competitors. If we are unable to purchase compression equipment on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us or we may not be able to compete for business from new customers, either of which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Our operating costs per horsepower may be subject to more variability than those of our predecessor. This variability may have an adverse impact on our ability to make cash distributions to our unitholders.

Because we own a substantially smaller fleet of compressors than our predecessor, our operating costs per horsepower may be subject to more variability than those of our predecessor. This additional variability in our operating costs per horsepower may result from, among other things, the fact that repair costs associated with our compressors that experience unanticipated downtime will be allocated over our smaller fleet of compressors. The cap on our obligation to reimburse Universal Compression Holdings for any cost of sales that it incurs in the operation of our business contained in the Omnibus Agreement will terminate on December 31, 2008. Additionally, Universal Compression Holdings could condition any future sales of portions of its compression business to us on our agreement (which would require the approval of the conflicts committee of the board of directors of our general partner) to an increase or early termination of the cap. Any increase in our operating costs at a time when the cap is increased or no longer in effect could have an adverse impact on our ability to make cash distributions to our unitholders.

Our reliance on Universal Compression Holdings as an operator of our assets and our limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Pursuant to the Omnibus Agreement entered into between us and Universal Compression Holdings, Universal Compression Holdings provides us with all administrative and operational services, including without limitation all operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering services necessary to run our business. Our operational success and ability to execute our growth strategy depends significantly upon Universal

Compression Holdings’ satisfactory operation of our assets and performance of these services. Our reliance on Universal Compression Holdings as an operator of our assets and our limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Our inability to fund purchases of additional compression equipment could adversely impact our results of operations and cash available for distribution.

We will not be able to grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. We cannot assure unitholders that cash flow from our operations and availability under our revolving credit facility will provide us with sufficient cash to fund our capital expenditure requirements. Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could adversely impact our results of operations and cash available for distribution to our unitholders.

We indirectly depend on particular suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.

Much of our compression equipment was fabricated by Universal Compression Holdings. Some of the components used in those compressors are obtained by Universal Compression Holdings from a single source or a limited group of suppliers. Universal Compression Holdings’ reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. Universal Compression Holdings does not have long-term contracts with these sources, and its partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, since any increase in component prices for compression equipment fabricated by Universal Compression Holdings for us will be passed on to us, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities.

We are subject to stringent and complex federal, state and local laws and regulatory standards, including laws and regulations regarding the discharge of materials into the environment, emission controls and other environmental protection and occupational health and safety concerns. Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, rendering us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties, and the issuance of injunctions delaying or prohibiting operations.

We routinely deal with natural gas, oil and other petroleum products. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties used by us to provide contract compression services or inactive compression storage or on or under other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, remediation and monitoring requirements under foreign, federal, state and local environmental laws and regulations.

The modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact oil and natural gas exploration and production, gathering and pipeline companies, which in turn could have a negative impact on us.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Natural gas service operations are subject to inherent risks such as equipment defects, malfunction and failures, and natural disasters that can result in uncontrollable flows of gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution and other environmental damages. Universal Compression Holdings insures our property and operations against many of these risks; however, our insurance may be inadequate to cover our liabilities. We have elected to fully self-insure our offshore assets.  Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

A substantial portion of our cash flow must be used to service our debt obligations, and future interest rate increases could reduce the amount of our cash available for distribution.

As of December 31, 2006, we had outstanding borrowings of $125 million under our five year, $225 million revolving credit facility.  Any borrowings that we may make under our revolving credit facility, excluding our initial $125 million of borrowings under the facility, which are subject to a fixed rate swap, will bear interest at floating rates. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if domestic interest rates continue to increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

Covenants in our credit facility may adversely affect our ability to operate our business and to make distributions to our unitholders.

Our credit facility includes covenants limiting our ability to make distributions, incur indebtedness, grant liens, merge, make loans, acquisitions, investments or dispositions and engage in transactions with affiliates. Furthermore, our credit facility contains covenants requiring us to maintain certain financial ratios and tests. Additionally, our obligations under the revolving credit facility are secured by substantially all of our assets and all assets of our subsidiaries. These covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with certain provisions of the credit facility may be affected by changes in our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of those covenants could result in a default under our debt, which could cause those obligations to become due and payable. If any of our indebtedness were to be accelerated, we may not be able to repay or refinance it.

Increases in interest rates could adversely impact our unit price and our ability to issue additional equity to make acquisitions, incur debt or for other purposes.

As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, incur debt or for other purposes.

Risks Inherent in an Investment in Us

Universal Compression Holdings controls our general partner, which has sole responsibility for conducting our business and managing our operations. Universal Compression Holdings has conflicts of interest, which may permit it to favor its own interests to our unitholders’ detriment.

Universal Compression Holdings owns and controls our general partner. Some of our general partner’s directors are directors of Universal Compression Holdings and all of our executive officers are officers of Universal Compression Holdings. Therefore, conflicts of interest may arise between Universal Compression Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•                  neither our partnership agreement nor any other agreement requires Universal Compression Holdings to pursue a business strategy that favors us. Universal Compression Holdings’ directors and officers have a fiduciary duty to make these decisions in the best interests of the owners of Universal Compression Holdings, which may be contrary to our interests;

•                  our general partner controls the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and Universal Compression Holdings, on the other hand, including provisions governing administrative services, acquisitions and transfers of compression equipment and non-competition provisions;

•                  any additional contributions of contract compression customers or assets made to us by Universal Compression Holdings;

•                  our general partner is allowed to take into account the interests of parties other than us, such as Universal Compression Holdings and its affiliates, in resolving conflicts of interest;

•                  other than with respect to the customers contributed to us in connection with the closing of our initial public offering, Universal Compression Holdings and its affiliates are not limited in their ability to compete with us. Universal Compression Holdings will continue to engage in domestic and international contract compression services as well as third-party sales coupled with aftermarket service contracts;

•                  Universal Compression Holdings will compete with us with respect to any future acquisition opportunities;

•                  Universal Compression Holdings’ domestic and international contract compression services businesses and its third-party equipment customers will compete with us for newly fabricated and idle compression equipment and Universal Compression Holdings is under no obligation to offer equipment to us for purchase or use;

•                  all of the officers of Universal Compression Holdings who provide services to us also will devote significant time to the business of Universal Compression Holdings, and will be compensated by Universal Compression Holdings for the services rendered to it;

•                  our general partner has limited its liability and reduced its fiduciary duties, and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•                  our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders;

•                  our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and the ability of the subordinated units to convert to common units;

•                  our general partner determines which costs incurred by it and its affiliates are reimbursable by us and Universal Compression Holdings determines the allocation of shared overhead expenses;

•                  our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•                  our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;

•                  our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units; and

•                  our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Cost reimbursements due to our general partner and its affiliates for services provided, which are determined by our general partner, are substantial and reduce our cash available for distribution to our unitholders.

Pursuant to the Omnibus Agreement we entered into with Universal Compression Holdings, our general partner, and others, Universal Compression Holdings receives reimbursement for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services are substantial and reduce the amount of cash available for distribution to unitholders.  In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units and subordinated units and restricts the remedies available to holders of our common units and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. For example, our partnership agreement:

•                  permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, the exercise of its rights to transfer or vote the units it owns, the exercise of its registration rights and its determination whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement;

•                  provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;

•                  generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner acting in good faith and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•                  provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•                  provides that in resolving conflicts of interest, it will be presumed that in making its decision the general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its general partner’s directors, which could reduce the price at which the common units will trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its general partner’s board of directors, and have no right to elect our general partner or its general partner’s board of directors on an annual or other continuing basis. The board of directors of UCO GP, LLC are chosen by its sole member, a subsidiary of Universal Compression Holdings. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.

The unitholders are unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2006, our general partner and its affiliates owned 50% of our aggregate outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of the general partner because of the unitholder’s dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner, which is indirectly wholly-owned by Universal Compression Holdings, may transfer its general partner interest to a third party in a merger, such as the proposed merger between Universal Compression Holdings and Hanover, or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of Universal Compression Holdings, the owner of our general partner, from transferring all or a portion of its ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of our general partner’s general partner with its own choices and thereby influence the decisions taken by the board of directors and officers.

We may issue additional units without unitholder approval, which would dilute their existing ownership interests.

Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•                  our unitholders’ proportionate ownership interest in us will decrease;

•                  the amount of cash available for distribution on each unit may decrease;

•                  because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•                  the ratio of taxable income to distributions may increase;

•                  the relative voting strength of each previously outstanding unit may be diminished; and

•                  the market price of the common units may decline.

Our partnership agreement restricts the voting rights of unitholders, other than our general partner and its affiliates, including Universal Compression Holdings, owning 20% or more of our common units. Accordingly, their voting rights may be limited.

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, including Universal Compression Holdings, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions.

Affiliates of our general partner may sell common or subordinated units in the public or private markets, which sales could have an adverse impact on the trading price of the common units.

At December 31, 2006, Universal Compression Holdings and its affiliates held 6,325,000 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and some or all may convert earlier. The sale of these subordinated units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. At December 31, 2006, our general partner and its affiliates owned approximately 50% of our aggregate outstanding common and subordinated units, including all of our subordinated units.

Unitholder liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Unitholders could be liable for any and all of our obligations as if they were a general partner if:

•                  a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•                  a unitholder’s right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Our common units have a limited trading history and a limited trading volume compared to other units representing limited partner interests.

Our common units are traded publicly on the NASDAQ Global Market under the symbol “UCLP.” However, our common units have a limited trading history and daily trading volumes for our common units are, and may continue to be, relatively small compared to many other units representing limited partner interests quoted on the NASDAQ. The price of our common units may, therefore, be volatile.

The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

•                  our quarterly distributions;

•                  our quarterly or annual earnings or those of other companies in our industry;

•                  changes in commodity prices or refining margins;

•                  loss of a large customer;

•                  announcements by us or our competitors of significant contracts or acquisitions;

•                  changes in accounting standards, policies, guidance, interpretations or principles;

•                  general economic conditions;

•                  the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•                  future sales of our common units; and

•                  the other factors described in these “Risk Factors.”

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service treats us as a corporation or we become subject to a material amount of entity-level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to our unitholders.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not received a ruling from the Internal Revenue Service, which we refer to as the IRS, on this or any other tax matter affecting us. Instead, we have relied on opinions of counsel as to all material tax issues affecting us and our unitholders.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, under recently enacted legislation, we will be subject to a new entity level tax payable in 2008 on the portion of our total revenue (as that term is defined in the legislation) that is generated in Texas beginning in our tax year ending December 31, 2007. Specifically, the Texas margin tax will be imposed at a maximum effective rate of 0.7% of our total revenue that is apportioned to Texas. Imposition of such a tax on us by Texas, or any other state, will reduce the cash available for distribution to unitholders. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us at the option of our general partner without the consent of our unitholders.

An IRS contest of the federal income tax positions we take may adversely affect the market for our common units, and the cost of any IRS contest will reduce our cash available for distribution to our unitholders.

We have not received a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

Unitholders may be required to pay taxes on income from us even if they do not receive any cash distributions from us.

Because unitholders are treated as partners to whom we allocate taxable income which could be different in amount than the cash we distribute, unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if unitholders receive no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the tax liability that results from that income.

Tax gain or loss on disposition of common units could be more or less than expected.

If a unitholder sells their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Prior distributions to a unitholder in excess of the total net taxable income they were allocated for a common unit, which decreased their tax basis in that common unit, will, in effect, become taxable income to the unitholder if the common unit is sold at a price greater than their tax basis in that common unit, even if the price is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income. In addition, if a unitholder sells their units, the unitholder may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, is unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons are reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons are required to file United States federal tax returns and pay tax on their share of our taxable income.  If a potential investor in common units is a tax-exempt entity or a foreign person, it should consult its tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we take depreciation positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

Unitholders may be subject to foreign, state and local taxes and return filing requirements.

In addition to federal income taxes, unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if unitholders do not live in any of those jurisdictions. Unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and do business in the States of Alabama, Arkansas, California, Colorado, Kansas, Louisiana, Michigan, Mississippi, New Mexico, Oklahoma, Pennsylvania, Texas, Utah, Virginia, West Virginia and Wyoming. Each of these states, other than Texas and Wyoming, currently imposes a personal income tax. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is the unitholders’ responsibility to file all United States federal, foreign, state and local tax returns. Our counsel has not rendered an opinion on the foreign, state or local tax consequences of an investment in the common units.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.  Closing of the proposed merger between Universal Compression Holdings and Hanover will not, as contemplated, result in the sale or exchange of 50% or more of the total interest in our capital and profits.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate office is located at 4444 Brittmoore Road, Houston, Texas 77041.  We do not own or lease any facilities or properties. Pursuant to our Omnibus Agreement, we reimburse Universal Compression Holdings for our pro rata portion of the properties it utilizes in connection with its domestic contract compression services business and our business.

ITEM 3. Legal Proceedings

 In the ordinary course of business, we are involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on our financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operations or cash flows for the period in which that resolution occurs.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.                          Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units began trading on the NASDAQ Global Market under the symbol “UCLP” commencing with the pricing of our initial public offering on October 16, 2006 at $21.00 per common unit. At the close of business on March 22, 2007, based upon information received from our transfer agent and brokers and nominees, we had 11 registered common unitholders and approximately 2,800 street name holders. We have also issued 6,325,000 subordinated units, for which there is no established public trading market. The subordinated units are held by our general partner and its affiliates. Our general partner and its affiliates will receive a quarterly distribution on these units only after sufficient funds have been paid to the common units.

			Cash
			Distribution
	Price Range		Per Common
	High	Low	Unit (1)
Quarter Ended:
December 31, 2006	$26.89	$22.94	$0.278
Through March 22, 2007	$31.72	$25.45	$—

(1)            On February 2, 2007, the board of directors of our general partner announced a cash distribution of $0.278 per unit.  The distribution for the quarter ended December 31, 2006 was paid on February 14, 2007, and reflects the pro rata portion of the quarterly minimum distribution rate of $0.35, covering the period from the closing of the initial public offering, October 20, 2006, through December 31, 2006.

Cash Distribution Policy

Within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. However, there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default is existing, under our credit agreement. The amount of available cash generally is all cash on hand at the end of that quarter:

•           less the amount of cash reserves established by our general partner to:

•                  provide for the proper conduct of our business;

•                  comply with applicable law, any of our debt instruments, or other agreements; or

•                  provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

•         plus, if our general partner so determines, all or a portion of cash on hand on the date of determination of available cash for the quarter.

Upon the closing of our initial public offering, Universal Compression Holdings received 6,325,000 subordinated units.  During the subordination period, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.35 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” units because for a period of time, referred to as the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received the minimum quarterly distribution and any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.

The subordination period will extend until the first day of any quarter beginning after September 30, 2011 that each of the following tests are met:

•                  distributions of available cash from operating surplus on each of the outstanding common units and subordinated units and general partner units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•                  the “adjusted operating surplus” (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units during those periods on a fully diluted basis and the related distribution on the general partner units during those periods; and

•                  there are no arrearages in payment of the minimum quarterly distribution on the common units. If the unitholders remove the general partner without cause, the subordination period may end before September 30, 2011.

In addition, if the tests for ending the subordination period are satisfied for any three consecutive four-quarter periods ending on or after September 30, 2009, 25% of the subordinated units will convert into an equal number of common units. Similarly, if those tests are also satisfied for any three consecutive four-quarter periods ending on or after September 30, 2009, an additional 25% of the subordinated units will convert into an equal number of common units. The second early conversion of subordinated units may not occur, however, until at least one year following the end of the period for the first early conversion of subordinated units.

The subordination period will automatically terminate on the first day of any quarter beginning on September 30, 2008, if each of the following tests are met:

•                  distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $2.10 (150% of the annualized minimum quarterly distribution on such common units, subordinated units and general partner units) for any four-quarter period immediately preceding that date;

•                  the “adjusted operating surplus” (as defined in our partnership agreement) generated during any four-quarter period immediately preceding that date equaled or exceeded the sum of a distribution of $2.10 (150% of the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partner units on a fully diluted basis; and

•                  there are no arrearages in payment of the minimum quarterly distribution on the common units.

We will make distributions of available cash (as defined in its partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:

•                  first, 98% to the holders of common units and 2% to our general partner, until each common unit has received a minimum quarterly distribution of $0.35 plus any arrearages from prior quarters;

•                  second, 98% to the holders of subordinated units and 2% to our general partner, until each subordinated unit has received a minimum quarterly distribution of $0.35;

•                  third, 98% to all unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•                  fourth, 85% to all unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•                  fifth, 75% to all unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•                  thereafter, 50% to all unitholders, pro rata, and 50% to our general partner.

Unregistered Shares of Equity Securities and Use of Proceeds

On June 22, 2006, in connection with our formation, we issued to (i) UCO General Partner, LP the 2% general partner interest in us for $20; and (ii) Universal Compression Holdings the 98% limited partner interest in us for $980. The issuance was exempt from registration under Section 4(2) of the Securities Act. There have been no other unreported sales of unregistered securities.

ITEM 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
UNIVERSAL COMPRESSION PARTNERS, L.P.

The following table shows selected historical consolidated financial data of Universal Compression Partners, L.P. and of Universal Compression Partners Predecessor, our predecessor, for the periods and as of the dates presented. While we were formed in June 2006, we did not commence operations until October 20, 2006.  In connection with our initial public offering, Universal Compression Holdings and various of its wholly-owned subsidiaries contributed a portion of the business of our predecessor to us. Since our operations only represent a portion of the business of our predecessor and due to the other factors described in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Items Impacting the Comparability of Our Financial Results”), our results of operations are not comparable to our predecessor’s historical results.

In December 2005, Universal Compression Holdings changed its fiscal year end from March 31 to December 31, effective in 2005. As a result, the selected historical financial data below for our predecessor includes the nine month period ended December 31, 2005.

The selected historical financial data as of December 31, 2006 and for the period June 22, 2006 through December 31, 2006 have been derived from our audited consolidated financial statements.  The selected historical financial data as of December 31, 2005, March 31, 2005 and March 31, 2004, as well as the selected historical financial data for the period from January 1, 2006 through October 19, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 and 2004 have been derived from the audited combined financial statements of our predecessor. The selected historical financial data as of and for the twelve months ended March 31, 2003 has been derived from the unaudited combined financial statements of our predecessor.

We derived the information in the following table from, and that information should be read together with and is qualified in its entirety by reference to, the historical combined and consolidated financial statements and the accompanying notes included elsewhere in this report. The table should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table includes the non-GAAP financial measures of EBITDA, as further adjusted and gross margin. For a definition of EBITDA, as further adjusted and gross margin and a reconciliation of EBITDA, as further adjusted and gross margin to their most directly comparable financial measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

	Universal Compression Partners, L.P.	Universal Compression Partners Predecessor
	June 22, 2006 through December 31,	January 1, 2006 through October 19,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2006 (1)	2006	2005	2005	2004	2003
	(In thousands, except per unit amounts)
Statement of Operations Data:
Revenue	$13,465	$317,793	$248,414	$296,239	$280,951	$265,465
Gross margin (2)	8,513	206,791	160,256	186,865	178,543	169,868
Depreciation	2,108	61,317	52,595	62,920	59,020	39,714
Selling, general and administrative expenses	1,885	37,802	22,437	26,319	26,076	24,050
Interest expense, net	1,815	—	—	—	—	—
Other (income) loss, net	—	(298)	1,220	(344)	600	(799)
Net income	2,705	107,970	84,004	97,970	92,847	106,903
Earnings per limited partner unit
Basic	$0.55
Diluted	$0.55
Weighted average common units outstanding
Basic	4,810
Diluted	4,811

Other Financial Data:
EBITDA, as further adjusted (3)	$7,154	$169,287	$136,599	$160,890	$151,867	$146,617
Capital expenditures:
Expansion(4)	$26	$72,009	$33,550	$46,637	$24,271	$31,569
Maintenance(5)	306	31,626	28,057	35,745	24,388	25,579
Cash flows provided by (used in):
Operating activities	$2,788	$151,236	$135,207	$158,464	$155,085	$148,917
Investing activities	(332)	(94,757)	(53,829)	(68,582)	(17,858)	(44,043)
Financing activities	(26)	(56,479)	(81,378)	(89,882)	(137,227)	(104,874)

	Universal Compression Partners, L.P.	Universal Compression Partners Predecessor
	December 31,	December 31,	March 31,
	2006	2005	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash	$2,430	$—	$—	$—	$—
Working capital(6)	5,162	16,058	14,038	12,172	15,443
Total assets	203,661	1,275,922	1,296,318	1,290,011	1,344,737
Total debt	125,000		—	—	—
Partners’ capital/net parent equity	69,457	1,268,938	1,290,289	1,286,174	1,341,041

(1)                 Universal Compression Partners, L.P. was formed on June 22, 2006 but operations did not commence until October 20, 2006.

(2)                 Gross margin is defined, reconciled to net income and discussed further in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

(3)                 EBITDA, as further adjusted, is defined, reconciled to net income and discussed further in Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

(4)                 Expansion capital expenditures are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

(5)                 Maintenance capital expenditures are capital expenditures made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets.

(6)                 Working capital is defined as current assets minus current liabilities.

NON-GAAP FINANCIAL MEASURES

We include in this report the non-GAAP financial measures of EBITDA, as further adjusted, and gross margin. We provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures as calculated and presented in accordance with GAAP.

We believe disclosure of these non-GAAP financial measures provides useful information to investors because, when viewed with our GAAP results and the accompanying reconciliations, they provide a more complete understanding of our performance and liquidity than GAAP results alone. We also believe that investors benefit from having access to the same financial measures that management uses in evaluating the results of our business. When using these measures to compare to other companies, which we believe can be a useful tool to evaluate us, please note that these non-GAAP financial measures may be calculated differently between companies. We cannot ensure that these non-GAAP financial measures are directly comparable to other companies’ similarly titled measures.

EBITDA, as further adjusted

We define EBITDA, as further adjusted, as net income plus interest expense, depreciation expense and capital contributions from Universal Compression Holdings limiting the cost of sales and selling, general and administrative costs in excess of the cost caps provided by Universal Compression Holdings. EBITDA, as further adjusted, is used as a supplemental performance measure and as a liquidity measure by our management.

Management uses EBITDA, as further adjusted, as a supplemental performance measure to evaluate the current period operating performance and management decisions made during the reporting period. Management also uses EBITDA, as further adjusted, as a supplemental liquidity measure to evaluate our ability to fund cash distributions to our unitholders.

EBITDA, as further adjusted, excludes interest expense and depreciation expense, which are driven less by current period operating performance and management decisions than by our capital structure and asset base. EBITDA, as further adjusted, also excludes cost of sales and selling, general and administrative costs in excess of the cost caps provided by Universal Compression Holdings, since the amount by which these costs exceeds the cap does not reduce our cash flow and therefore our ability to fund distributions to our unitholders.  The operational factors highlighted in the evaluation using EBITDA, as further adjusted, include pricing, marketing, utilization rates, maintenance and repair costs and staffing. EBITDA, as further adjusted, presents an assessment of the performance and changes in profitability driven by these operational factors irrespective of changes in interest expense or depreciation expense.

Although interest expense is a material expense and use of cash for us and reflects an important component of our overall performance and liquidity, as it reflects costs incurred to finance our operations, interest expense also reflects the impact of our financial arrangements in ways that are unrelated to the shorter-term performance of our operations. EBITDA, as further adjusted, removes the effect of the performance of these past historical financial transactions, whether beneficial or detrimental to our GAAP results, both in the current period and from period-to-period, so that the performance of our core operations and our ability to fund distributions to our unitholders can be more transparently evaluated.

Management also believes that EBITDA, as further adjusted, is a meaningful measure to evaluate performance because, although we are a capital-intensive business and depreciation expense is a material expense for us, this expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operational transaction activity. Rather, depreciation expense reflects the systematic allocation of the historical fixed asset values over the estimated useful lives of those assets.  By excluding depreciation expense, EBITDA, as further adjusted, provides a measure with which to evaluate our performance independent of whether depreciation expense accurately captures the costs to maintain and replenish our operational usage of our assets.  In addition, management believes that EBITDA, as further adjusted, is a meaningful measure to evaluate liquidity because depreciation expense is a non-cash expense that does not impact our ability to fund distributions to our unitholders.

Operating and selling, general and administrative expenses are also material expenses for us and reflect important components of our overall performance and reflect costs incurred to operate our business.  The intention of the cost caps provided by Universal Compression Holdings is to limit our exposure to unexpected increases in these costs and the exclusion of the excess of these costs over the cap provides a more accurate representation of our ability to make distributions to our unitholders.

Gross Margin

We define gross margin as total revenue less cost of sales (excluding depreciation expense and the operating and selling, general and administrative costs in excess of the cost caps provided by Universal Compression Holdings). Gross margin is used as a supplemental performance measure by our management as it represents the results of service fee revenue and cost of sales (excluding depreciation expense and the operating and selling, general and administrative costs in excess of the cost caps provided by Universal Compression Holdings), which are key components of our operations. Gross margin differs from gross profit which includes depreciation expense and all of our operating and selling, general and administrative costs. We believe gross margin is important because it focuses on the current operating performance of our field operations and excludes the impact of the prior historical cost of the assets acquired or constructed that are utilized in those operations, unexpected cost increases, the indirect cost associated with our selling, general and administrative activities and the impact of our financing methods and capital structure. As described in “ — EBITDA, as further adjusted” depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. Rather, depreciation expense reflects the systematic allocation of the historical fixed asset values over the estimated useful lives of those assets.

Material Limitations

Each of EBITDA, as further adjusted, and gross margin has certain material limitations associated with its use as compared to cash flow from operating activities and net income. These limitations are primarily due to the exclusion of interest expense, depreciation expense and the operating and selling, general and administrative costs in excess of the cost caps provided by Universal Compression Holdings in the case of EBITDA, as further adjusted and the additional exclusion of selling, general and administrative expense, in the case of gross margin. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and operating and selling, general and administrative expenses are necessary costs to support our operations and required corporate activities. In order to compensate for these limitations, management uses these non-GAAP measures as supplemental measures to other GAAP results to provide a more complete understanding of our performance.

Neither EBITDA, as further adjusted, nor gross margin should be considered an alternative to, or more meaningful than, cash flow from operating activities, net income, operating income or any other measure of financial performance presented in accordance with GAAP as measures of operating performance.

Reconciliation

The following table reconciles our net cash flows provided by operating activities to net income, EBITDA, as further adjusted and gross margin:

	Universal Compression Partners, L.P.	Universal Compression Partners Predecessor
	June 22, 2006 through December 31,	January 1, 2006 through October 19,	Nine Months Ended December 31,		Twelve Months Ended March 31,
	2006 (1)	2006	2005	2004 (2)	2005	2004	2003
	(In thousands)
Net cash flows provided by operating activities	$2,788	$151,236	$135,207	$117,708	$158,464	$155,085	$148,917
Depreciation	(2,108)	(61,317)	(52,595)	(46,391)	(62,920)	(59,020)	(39,714)
Amortization of debt issuance costs	(44)	—	—	—	—	—	—
Gain (loss) on sale of assets	—	298	(628)	553	560	53	383
Unit-based compensation expense	(123)	—	—	—	—	—	—
Increase (decrease) in accounts receivable	10,408	28,478	2,975	2,610	4,058	(3,130)	(4,334)
Decrease in accounts payable and accrued liabilities	(8,216)	(10,725)	(955)	(1,050)	(2,192)	(141)	1,651
Net income	2,705	107,970	84,004	73,430	97,970	92,847	106,903
Interest expense, net	1,815	—	—	—	—	—	—
Depreciation	2,108	61,317	52,595	46,391	62,920	59,020	39,714
Cap on operating and selling, general and administrative costs provided by Universal Compression Holdings	526	—	—	—	—	—	—
EBITDA, as further adjusted	7,154	169,287	136,599	119,821	160,890	151,867	146,617
Selling, general and administrative expenses	1,885	37,802	22,437	19,158	26,319	26,076	24,050
Other (income) loss, net	—	(298)	1,220	208	(344)	600	(799)
Less: Cap on operating and selling, general and administrative costs provided by Universal Compression Holdings	(526)	—	—	—	—	—	—
Gross margin	$8,513	$206,791	$160,256	$139,187	$186,865	$178,543	$169,868

(1)                      Universal Compression Partners, L.P. was formed on June 22, 2006 but operations did not commence until October 20, 2006.

(2)                      Information for the nine months ended December 31, 2004 was derived from unaudited combined financial statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

References in Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “our,” “us” or like terms refer to Universal Compression Partners, L.P.  References to “our predecessor” or like terms refer to the domestic natural gas contract compression business of Universal Compression Holdings, Inc. and its subsidiaries (“Universal Compression Holdings”).  The historical combined financial statements included elsewhere in this report reflect the assets, liabilities and operations of Universal Compression Partners Predecessor, which is our predecessor. In connection with our initial public offering which was completed on October 20, 2006, approximately 17% (by available horsepower) of our predecessor was contributed to us by Universal Compression Holdings. The following discussion should be read in conjunction with our consolidated financial statements and notes and our predecessor’s combined financial statements and notes included elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Part I. Disclosure Regarding Forward-Looking Statements” and “Part 1. Item 1A. Risk Factors” of this report.

Overview

We are a Delaware limited partnership, formed in June 2006, by Universal Compression Holdings to provide natural gas contract compression services to customers throughout the United States. Our contract compression services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression to our customers.  While we were formed in June 2006, we did not commence operations until October 20, 2006.

In October 2006, we completed an initial public offering of 6,325,000 of our common units at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option. All of the units were issued by us.  The common units sold to the public represent a 49% limited partner interest in us.

The net proceeds of the offering were $120.7 million after deducting underwriting discounts and commissions and expenses associated with the offering.  In connection with the offering (a) Universal Compression Holdings contributed to us contract compression services contracts with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of Universal Compression Holdings’ domestic contract compression business at that time, (b) we assumed $228.4 million in debt from Universal Compression Holdings, (c) Universal Compression Holdings received 825,000 common units and 6,325,000 subordinated units representing limited partner interests in us and (d) we issued to our general partner, an indirect wholly owned subsidiary of Universal Compression Holdings, a 2% general partner interest in us and all of the incentive distribution rights in us, which entitle our general partner to increasing percentages of the cash distributed in excess of $0.4025 per unit per quarter.  We used the aggregate net proceeds from the offering to repay a portion of the debt we assumed from Universal Compression Holdings and to redeem the 825,000 common units we issued to Universal Compression Holdings.

In connection with the initial public offering, we entered into an Omnibus Agreement with Universal Compression Holdings, the terms of which include, among other things, (a) when we and Universal Compression Holdings may compete with each other, (b) Universal Compression Holdings’ agreement to provide to us operational staff, corporate staff and support services necessary to run our business, (c) the terms under which we may purchase from Universal Compression Holdings newly fabricated equipment and under which we may transfer to and receive from Universal Compression Holdings idle compression equipment and (d) an agreement by Universal Compression Holdings to provide caps on the amount of cost of sales and selling, general and administrative expenses that we must pay.  The caps are determined on a quarterly basis and expire on December 31, 2008.

Additionally, in connection with the initial public offering, we entered into a senior secured credit agreement.  The new credit facility under the credit agreement consists of a five-year $225 million revolving credit facility, of which approximately $125 million was drawn at the closing of the initial public offering. We used approximately $125 million advanced under the credit agreement to repay a portion of the indebtedness assumed by us from Universal Compression Holdings in connection with our formation and the initial public offering.

We and our customers typically contract for our services on an application specific, or site-by-site basis. While our contracts typically have an initial term of six months, following which the contract would typically operate on a month-to-month basis until terminated by us or our customer, they generally run for an average duration of three years. Following the initial fixed term, either we or our customer may terminate a contract with 30 days’ notice.  We charge a fixed monthly fee for our compression services. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows.

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

Proposed Merger Between Universal Compression Holdings and Hanover Compressor Company

In February 2007, Universal Compression Holdings and Hanover entered into a merger agreement. Upon consummation of the transactions set forth in the merger agreement, each common share of Hanover will be converted into 0.325 shares of common stock of a newly created holding company, and each common share of Universal Compression Holdings will be converted into one share of the holding company.   Closing of the transaction is subject to a number of customary conditions and is currently anticipated in the third quarter of 2007.

The merger agreement requires Universal Compression Holdings and Hanover to continue to operate their businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, incurring new debt other than below specified thresholds or for specified purposes, paying dividends or granting awards with respect to our common stock (other than under employee compensation arrangements). These agreements are subject to specified exceptions, including those (1) permitting Universal Compression Holdings to repurchase up to an additional $75 million of its common stock in accordance with its previously announced open-market stock repurchase program, (2) permitting us to make cash distributions in accordance with our partnership agreement, (3) permitting Universal Compression Holdings to make contributions of its domestic compression assets to us and (4) permitting Universal Compression Holdings to redeem its 7 1/4% senior notes due 2010.

Further information concerning the structure and details of the proposed merger is set forth above in Part 1, Item 1 (“Business”) of this report, and in Universal Compression Holdings’ Current Report on Form 8-K dated February 5, 2007, which includes as exhibits the merger agreement and a joint press release from Universal Compression Holdings and Hanover announcing the execution of the merger agreement.  The information in this report does not reflect the consummation of the merger.

Items Impacting the Comparability of Our Financial Results

Our future and historical results of operations may not be comparable to the historical results of operations for the periods presented below for our predecessor, for the reasons described below:

•                  Only approximately 17% (by available horsepower) of our predecessor was contributed to us upon closing of our initial public offering. Accordingly, the results of operations of our predecessor reflect a substantially larger business than the business contributed to us;

•                  Due to the contribution only of operating horsepower in connection with the initial public offering, our utilization was initially 100%, which is higher than the historical utilization achieved by our predecessor. Our utilization rate has declined since our initial public offering and we expect our utilization rate will continue to decline over time, ultimately approximating the utilization rates of our predecessor;

•                  Because the average horsepower of the compression assets contributed to us in connection with the initial public offering was larger than the average horsepower of the fleet of our predecessor, we generate lower revenue per horsepower and incur lower costs per horsepower than our predecessor; however, we expect this difference to become less pronounced over time as we acquire additional assets and grow our business;

•                  Because our revenue per horsepower currently is lower than that of our predecessor and because our selling, general and administrative expenses are allocated to us by Universal Compression Holdings based on horsepower, our selling, general and administrative expenses currently are higher as a percentage of revenue than historically experienced by our predecessor;

•                  Because we own a substantially smaller fleet of compressors than our predecessor, our operating costs per horsepower may be subject to more variability than those of our predecessor. This additional variability in our operating costs per horsepower may result from, among other things, the fact that repair costs associated with our compressors that experience unanticipated downtime will be allocated over our smaller fleet of compressors;

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

•                  In the Omnibus Agreement, Universal Compression Holdings agreed that, for a period that will terminate on December 31, 2008, our obligation to reimburse it for (a) any cost of sales that it incurs in the operation of our business will be capped at an amount equal to $16.95 per horsepower (after taking into account any such costs we incur and pay directly) on a quarterly basis and (b) any selling, general and administrative expenses allocated to us will be capped at $2.5 million per quarter (after taking into account any such expenses we incur and pay directly); and

•                  At December 31, 2006, we had $125 million outstanding under our revolving credit facility and will incur related interest expense, whereas our predecessor historically had no debt.

Industry Conditions and Trends

Natural Gas Industry.  Natural gas consumption in the United States has increased by approximately 1.1% per annum since 1990 and is expected to increase by 0.71% per annum until 2030 according to the Energy Information Administration.

Natural Gas Compression Services Industry.  The natural gas compression services industry has experienced a significant increase in the demand for its products and services since the early 1990s.   A high level of compression industry capital expenditures and reduced demand due to lackluster economic activity resulted in reduced contract compression fleet utilization beginning in late calendar 2001, continuing into calendar 2002. Industry utilization stabilized in the second half of calendar 2002 and began to increase during calendar 2003 as a result of reduced capital expenditures and increasing demand due to improving economic activity. During calendar 2003 the industry did not materially increase the supply of contract compression units in the United States due to an emphasis on the redeployment of idle units while growth in international markets continued. During calendar years 2004 through 2006, the industry began to increase capital expenditure levels in the United States as increasing utilization levels caused a shortage in the supply of available, large horsepower units, while international growth continued.

We believe the outlook for contract compression services in the United States will continue to have significant growth opportunity due to the following factors:

•                  aging producing natural gas fields which will require more compression to continue producing the same volume of natural gas; and

•                  increasing production from unconventional sources, which include tight sands, shale and coal bed methane, which generally require more compression than production from conventional sources to produce the same volume of natural gas.

Partnership Performance Trends and Outlook

For the twelve months ending December 31, 2007, we continue to expect strong demand for our contract compression services.  Because we initially received only contracted equipment from Universal Compression Holdings, we anticipate that the average utilization of our contract compression fleet will decrease over time as we build a fleet of idle compression equipment.  We expect that operating costs will moderate during 2007; however, pursuant to the Omnibus Agreement between us and Universal Compression Holdings, our obligation to reimburse Universal Compression Holdings for any costs of sales is capped at $16.95 per horsepower per quarter.  Due to this cap on costs of sales, we do not anticipate any significant decline in the amount of costs of sales for which we are obligated to reimburse Universal Compression Holdings during 2007.

Universal Compression Holdings currently intends for the Partnership to be its primary growth vehicle for its domestic contract compression business.  To this end, Universal Compression Holdings may contribute additional domestic contract compression customers to us in 2007 in exchange for cash and/or additional interests in us.  Such transactions would depend on, among other things, reaching agreement with Universal Compression Holdings regarding the terms of the purchase, which will require approval of the conflicts committee of the board of directors of our general partner, and our ability to finance any such purchase.  This discussion of performance trends and outlook for the Partnership excludes any potential contributions of additional contract compression customers from Universal Compression Holdings to us.

Certain Key Challenges and Uncertainties

Market conditions in the natural gas industry and competition in the natural gas compression industry represent key challenges and uncertainties.  In addition to those, we believe the following represent some of the key challenges and uncertainties we will face in the near future.

Proposed Merger with Hanover.  Universal Compression Holdings and Hanover have entered a merger agreement.  Uncertainty remains as to whether the merger will be consummated and, if so, whether it will do so subject to certain restrictions or limitations.  Consummation of the merger is subject to customary conditions, including, among others, the approval of its stockholders and Hanover’s stockholders and the receipt of required regulatory approvals, including the approval of antitrust authorities.  Universal Compression Holdings has no assurance that the necessary conditions will be satisfied or that there will not be any adverse consequences to its business resulting from conditions that could be imposed in connection with obtaining these approvals, including divestitures or operating restrictions.  This uncertainty could harm its relationships with its current customers, employees and suppliers.  Furthermore, even if the merger is completed, the combined company will face a number of other important challenges and uncertainties, including the risks that the anticipated benefits may not be realized, integration of the two companies may be more difficult than anticipated and required refinancings may not be made on favorable terms.

As a result, in light of our relationship with and dependence upon Universal Compression Holdings to, among other things, provide us all operational staff, corporate staff and support services necessary to run our business, we face some of the same challenges and uncertainties faced by Universal Compression Holdings.

Even if the merger is consummated, we face certain challenges and uncertainties, including the termination of certain key provisions of the Omnibus Agreement between Universal Compression Holdings and us, namely the non-competition and equipment-sharing provisions.  Termination of these provisions of the Omnibus Agreement would mean, among other things, that:

•                  Universal Compression Holdings and its affiliates could acquire, fabricate or dispose of additional natural gas compression or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets;

•                  Universal Compression Holding would not be obligated to provide either newly-fabricated or existing idle compression equipment to us; and

•                  Universal Compression Holdings would not be prohibited from owning assets or engaging in businesses that compete directly or indirectly with us.  As a result, competition from Universal Compression Holdings could adversely impact our results of operations and cash available for distribution.

Although we expect to negotiate and enter into suitable substitute arrangements with Universal Compression Holdings that would take effect upon the termination of these provisions of the Omnibus Agreement, those negotiations have not commenced and we cannot assure unitholders that any such negotiations will result in non-competition and equipment-sharing arrangements with Universal Compression Holdings on substantially the same terms and conditions as are provided in the Omnibus Agreement or on other favorable terms.  Any inability to reach a suitable substitute arrangement with Universal Compression Holdings as to these matters may adversely impact our results of operations.

Labor.  We have no employees.  Universal Compression Holdings provides all operational staff, corporate staff and support services necessary to run our business.  As Universal Compression Holdings continues to grow both domestically and internationally and in light of the currently favorable energy industry market conditions, we believe its ability to hire, train and retain qualified personnel has become more challenging and important.  In particular, the supply of experienced operational, fabrication and field personnel continues to be tight and demand for such personnel continues to grow.  Although Universal Compression Holdings has been able to satisfy personnel needs in these positions thus far, retaining these employees has been a challenge.  To increase retention of qualified operating personnel, Universal Compression Holdings has instituted programs that enhance skills and provide on-going training.    Our ability to continue to make our minimum quarterly distributions will depend in part on Universal Compression Holdings success in hiring, training and retaining these employees.

ERP.  The on-going implementation of Universal Compression Holdings’ enterprise resource planning (“ERP”) system is anticipated to continue through 2007, which will have a continuing impact on our selling, general and administrative expenses as some of these expenses are allocated to us.  Moreover, implementation problems, if encountered, could negatively impact our business by disrupting our operations.  Although Universal Compression Holdings currently has no reason to believe that any such significant implementation problems will occur, there are inherent limitations in their ability to predict and plan for these risks and estimate the magnitude of their impact.  Consequently, it is possible that the occurrence of a significant implementation problem could be material to our business operations.

Change in Fiscal Year End

In December 2005, our predecessor changed its fiscal year end from March 31 to December 31, effective in 2005.  As a result, we compare certain financial and operating data of our predecessor for the nine months ended December 31, 2005 with similar information for the nine months ended December 31, 2004. The data for the nine months ended December 31, 2004 was derived from our predecessor’s unaudited financial statements.

Operating Highlights

The following table summarizes total available horsepower, average operating horsepower, and horsepower utilization percentages.  We were formed in June 2006, but we commenced operations on October 20, 2006.  As a result, operating data is shown for us for the period in 2006 in which we had operations.

	Universal Compression Partners, L.P.	Universal Compression Partners Predecessor
	October 20, 2006 through December 31,	January 1, 2006 through October 19,	Nine Months Ended December 31,	Nine Months Ended December 31,
	2006	2006	2005	2004
Operating Data:
Total available horsepower (at end of period)	343,010	2,024,213	1,965,337	1,908,439
Average operating horsepower	330,276	1,797,479	1,759,949	1,662,058
Horsepower utilization:
Spot (at period end)	96.9%	89.2%	91.9%	89.6%
Average	98.6%	90.5%	90.7%	87.5%

Financial Results of Operations

The Period from June 22, 2006 through December 31, 2006 – Universal Compression Partners, L.P.

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income:

June 22, 2006 through December 31,
2006 (1)
(Dollars in thousands)

Revenue	$13,465
Gross margin (2)	8,513
Gross margin percentage	63.2%
Expenses:
Selling, general and administrative expenses	$1,885
Depreciation	2,108
Interest expense, net	1,815
Net income	$2,705

(1)                      Universal Compression Partners, L.P. was formed on June 22, 2006 but operations did not commence until October 20, 2006.

(2)                      For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measures”) of this report.

Revenue.  Revenue per average monthly operating horsepower was $16.75 for the period from October 20, 2006 through December 31, 2006.  Average monthly operating horsepower was 330,276 for the period from October 20, 2006 through December 31, 2006.

Gross Margin.  Gross margin (defined as revenue less cost of sales, excluding depreciation expense) was $8.5 million for the period from June 22, 2006 through December 31, 2006.  Cost of sales includes direct costs such as labor and parts associated with the maintenance and repair of our compressor fleet, oil and fluids, transportation cost of units and remote monitoring cost. Cost of sales includes indirect costs such as fuel cost and repair and maintenance cost related to our service vehicle fleet, field supplies, tools, facilities and communication cost, among others. Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP within Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measures”) of this report.

Gross Margin Percentage.  Gross margin percentage (defined as gross margin as a percentage of revenue) was 63.2% for the period from June 22, 2006 through December 31, 2006.

SG&A Expenses.  SG&A expenses are primarily comprised of an allocation from Universal Compression Holdings of expenses for the period from June 22, 2006 through December 31, 2006.  These allocated costs include costs for personnel support and related expenditures for legal, accounting, treasury, insurance administration and claims processing, risk management, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, ERP, training, executive, sales and business development. SG&A expenses represented 14.0% of revenues for the period from June 22, 2006 through December 31, 2006.

Depreciation.  Depreciation expense is related to our contract compression fleet and was $2.1 million for the period from June 22, 2006 through December 31, 2006.

Interest expense, net.  Interest expense for the period from June 22, 2006 through December 31, 2006 includes interest on the $125 million outstanding as of the date of the initial public offering under our $225 million revolving credit facility and amortization of deferred financing costs incurred to obtain that facility.

The Period from January 1, 2006 through October 19, 2006 – Universal Compression Partners Predecessor

The following table summarizes the revenue, gross margin, gross margin percentage, expenses and net income of our predecessor for the period presented:

January 1, 2006 through October 19,
2006
(Dollars in thousands)

Revenue	$317,973
Gross margin(1)	206,791
Gross margin percentage	65.0%
Expenses:
Selling, general and administrative expenses	$37,802
Depreciation	61,317
Other (income) loss, net	(298)
Net income	$107,970

(1)                      For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measures”) of this report.

Revenue.  Revenue per average monthly operating horsepower was $18.17 for the period from January 1, 2006 through October 19, 2006.  Average monthly operating horsepower was 1,797,479 for the period from January 1, 2006 through October 19, 2006.

Gross Margin.  Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP within Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measures”) of this report.  Gross margin for the period from January 1, 2006 through October 19, 2006 was $206.8 million.

Gross Margin Percentage.  Gross margin percentage of 65.0% in the period January 1, 2006 through October 19, 2006 was relatively stable when compared to the nine months ended December 31, 2005 which was 64.5%.

SG&A Expenses.  SG&A expenses represented 11.9% of revenues for the period from January 1, 2006 through October 19, 2006.  This was an increase from 9.0% incurred in the nine months ended December 31, 2005.  The increase resulted primarily from an increase in reimbursable property taxes that are offset in revenue, allocation to our predecessor of cost related to Universal Compression Holdings on-going implementation of its ERP system and an allocation to our predecessor from Universal Compression Holdings of higher stock-based compensation cost related to its adoption of SFAS No. 123R as of January 1, 2006.

Depreciation.  Depreciation expense is related to our predecessor’s contract compression fleet and was $61.3 million for the period from January 1, 2006 through October 19, 2006.

Nine months ended December 31, 2005 compared to nine months ended December 31, 2004 — Universal Compression Partners Predecessor

The following table summarizes the revenue, gross margin, gross margin percentage, expenses and net income of our predecessor for the periods presented:

	Nine Months Ended
	December 31,
	2005	2004
	(Dollars in thousands)
Revenue
Gross margin(1)	$248,414	$219,321
Gross margin percentage	160,256	139,187
Expenses:	64.5%	63.5%
Selling, general and administrative expenses
Depreciation	$22,437	$19,158
Other (income) loss, net	52,595	46,391
	1,220	208

Net income	$84,004	$73,430

(1)                For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measures”) of this report.

Revenue. Revenue increased due primarily to higher average contract prices and higher operating horsepower in the nine months ended December 31, 2005. Revenue per average operating horsepower increased to $15.68 per month in the nine months ended December 31, 2005 due to price increases instituted in the last half of 2005.  This was a 7.0% increase from the prior year period amount of $14.66 per horsepower per month.  Average operating horsepower increased to 1,759,949 for the nine months ended December 31, 2005.  This represented a 5.9% increase from the prior year period.

Gross Margin. The higher gross margin of $160.3 million for the nine months ended December 31, 2005 compared to $139.2 million for the same period in the prior year was primarily attributable to the revenue increase discussed above, partially offset by higher expenses in the nine months ended December 31, 2005, including lubricant cost, fleet automation cost due to additional installations, vehicle fuel cost and labor cost.  Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, within Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measures”) of this report.

Gross Margin Percentage. Gross margin percentage for the nine months ended December 31, 2005 increased from 63.5% in the prior year period to 64.5% in the nine months ended December 31, 2005. This increase resulted from price increases to customers, partially offset by the higher expenses discussed above.

SG&A Expenses. The increase in SG&A expenses for the nine months ended December 31, 2005 was due primarily to Universal Compression Holdings’ on-going implementation of their ERP system and increases in salaries and wages. The allocated SG&A expenses represented 9.0% of revenue for the nine months ended December 31, 2005, compared to 8.7% of revenue for the nine months ended December 31, 2004.

Depreciation. The higher depreciation expense of $52.6 million for the nine months ended December 31, 2005 compared to $46.4 million for the same period in the prior year period primarily resulted from on-going capital expenditures, consisting primarily of additions to our predecessor’s contract compression fleet and compressor maintenance capital expenditures.

Other (Income) Loss, Net. The other loss in the nine months ended December 31, 2005 primarily related to a litigation settlement accrual and losses incurred related to Hurricanes Katrina and Rita.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our or our predecessor’s operations.

Liquidity and Capital Resources

We have established our own bank accounts but Universal Compression Holdings’ personnel will continue to manage our cash and investments.

Our primary sources of cash are operating activities and financing activities.  Our primary uses of cash are operating expenditures and capital expenditures.  The following table summarizes our sources of cash for the period from June 22, 2006 to December 31, 2006:

June 22, 2006 through December 31,
2006
(In thousands)

Net cash provided by (used in):
Operating activities	$2,788
Investing activities	(332)
Financing activities	(26)

June 22, 2006 through December 31,
2006
(In thousands)

Cash	$2,430
Working capital, net of cash	2,732

Operating Activities.  Net cash provided by operating activities for the period from June 22, 2006 through December 31, 2006 was $2.8 million, which was the result of earnings generated during the period and changes in working capital.

Investing Activities.  Capital expenditures for the period from June 22, 2006 through December 31, 2006 were $332,000, consisting of $26,000 for fleet additions and $306,000 for compressor maintenance activities.  There were no asset sales for the period from June 22, 2006 through December 31, 2006.

Financing Activities.  Net cash used in financing activities for the period from June 22, 2006 through December 31, 2006 was $26,000 which was the result of net proceeds of $120.7 million from our initial public offering coupled with proceeds of $125.0 million from borrowings under our revolving credit facility offset by net repayments of debt of $228.4 million, debt issuance costs of $1.1 million, and the redemption of common units from Universal Compression Holdings of $16.2 million.

Capital Requirements. The natural gas compression business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Both our and our predecessor’s capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist of, the following:

•                                          maintenance capital expenditures, which are capital expenditures made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets; and

•                                          expansion capital expenditures, which are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification.

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions to be funded through cash provided by operating activities and borrowings under our revolving credit facility.  Given our objective of growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We will actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our new credit facility, the issuance of additional partnership units, as appropriate, given market conditions, and if necessary, future debt offerings.

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

Debt.  On October 20, 2006, we, as guarantor, and UC Operating Partnership, L.P., our wholly owned subsidiary (“Operating Partnership”), entered into a senior secured credit agreement  This new credit agreement consists of a five-year $225 million revolving credit facility, of which approximately $125 million was outstanding at December 31, 2006. Borrowings under the credit agreement are secured by substantially all of our personal property assets.  In addition, all of the capital stock of our domestic restricted subsidiaries has been pledged to secure the obligations under the credit agreement. Under the credit agreement, the revolving credit facility currently bears interest at the Operating Partnership’s option, the Administrative Agent’s prime rate plus 0.25% or LIBOR plus 1.25%, in each case based upon our total leverage ratio.

The Operating Partnership is party to an interest rate swap agreement which effectively fixes LIBOR at 5.28% for the first $125 million of the Operating Partnership’s floating rate debt.  See Note 6 to our consolidated financial statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report.

Covenants in our credit facility require that we maintain various financial ratios.  At December 31, 2006, we were in compliance with these covenants.  As of December 31, 2006, we had unused credit availability of $100.0 million under our $225 million five-year revolving credit facility.

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	2—3 Years	4—5 Years	After 5 Years
Total debt (1)	$125,000	$—	$—	$125,000	$—
Estimated interest payments (2)	40,576	8,395	16,790	15,391	—
Total contractual cash obligations	$165,576	$8,395	$16,790	$140,391	$—

(1)                                  Amounts represent the expected cash payments for principal on our total debt and do not include any deferred issuance costs or fair market valuation of our debt.

(2)                                  Interest amounts calculated using the interest rates in effect as of December 31, 2006, including the effect of our interest rate swap agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operation is based upon our consolidated financial statements and our predecessor’s combined financial statements. These financial statements were prepared in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial position are as follows:

Allowances and Reserves

Our customers are evaluated for creditworthiness prior to the extension of credit. We maintain an allowance for bad debts based on specific customer collection issues and historical experience. On an on-going basis, we conduct an evaluation of the financial strength of our customers based on payment history and makes adjustments to the allowance as necessary.

Depreciation

Property and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives and salvage values. If the actual useful life of our property and equipment is less than the estimate used for purposes of computing depreciation expense, we could experience an acceleration in depreciation expense.

Business Combinations and Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed.

We perform an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of our reporting unit with its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. If for any reason the fair value of our goodwill declines below the carrying value in the future, we may incur charges for the impairment.

Long-Lived Assets

Long-lived assets, which include property and equipment, comprise a significant amount of our total assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, we base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the estimated fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows.

Self-Insurance

We and Universal Compression Holdings, which allocates certain insurance cost to us, are self-insured up to certain levels, excluding our offshore assets, for general liability, vehicle liability, group medical and for workers’ compensation claims for certain of Universal Compression Holdings’ employees. We have elected to fully self-insure our offshore assets. We record self-insurance accruals based on claims filed and an estimate for significant claims incurred but not reported. We regularly review estimates of reported and unreported claims and provide for losses through insurance reserves. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangement.

As of December 31, 2006, we had $125 million outstanding under our $225 million revolving credit facility that was subject to a variable interest rate. The revolving credit facility currently bears interest at our option, the Administrative Agent’s prime rate plus 0.25% or LIBOR plus 1.25%, in each case based upon our total leverage ratio.  As of March 22, 2007, the applicable rate was one month LIBOR, which was 5.32%.

At the closing of our initial public offering, we received from Universal Compression Holdings a forward starting swap agreement related to a notional amount of $125.0 million of our floating rate debt.  The effective date of the swap agreement was December 1, 2006.  The swap agreement terminates in December 2011 and has a fixed rate of 5.28%.  As of December 31, 2006, the fair value of this interest rate swap agreement was a liability of approximately $1.5 million.

As of December 31, 2006, all of our outstanding variable rate debt has been converted to a fixed rate through the swap agreement.

ITEM 8. Financial Statements and Supplementary Data

Our consolidated statements and the combined statements of our predecessor included in this report beginning on page F-1 are incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our general partner’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms under the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Because our general partner is a limited partnership, its general partner, UCO GP, LLC, manages our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. The directors of UCO GP, LLC oversee our operations. Unitholders are not entitled to elect the directors of UCO GP, LLC or directly or indirectly participate in our management or operation. As a result, we do not hold annual unitholder meetings.  Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.

Pursuant to Section 4360 of the NASDAQ Stock Market (“NASDAQ”) Marketplace Rules, NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of UCO GP, LLC or to establish a compensation committee or a nominating committee.  UCO GP, LLC has eight directors.  The board of directors has determined that three of its eight directors—James G. Crump, George S. Finley and Mark A. McCollum—are “independent directors” within the meaning of applicable NASDAQ rules and Rule 10A-3 of the Exchange Act.  In determining the independence of each director, UCO GP, LLC has adopted standards that incorporate the NASDAQ and Exchange Act standards.

UCO GP, LLC’s board of directors has standing audit, compensation and conflicts committees.  The written charter for each of these committees is available on our website at www.universalcompression.com.  We will also provide a copy of any of our committee charters to any of our unitholders without charge upon written request to Investor Relations, 4444 Brittmoore Road, Houston, Texas 77041.

UCO GP, LLC’s board of directors met one time and took action by unanimous written consent on four occasions during 2006.  During 2006, each member of the board of directors attended at least 75% of the aggregate number of meetings of the board of directors and any committee of the board of directors on which such director served.

UCO GP, LLC’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of UCO GP, LLC’s directors or executive officers, and there are no arrangements or understandings between any of the directors or executive officers and any other persons pursuant to which a director or officer was selected as such.

Audit Committee. The audit committee, which met once during 2006, consists of Messrs. Crump (chair), Finley and McCollum.  The board of directors has determined that each of Messrs. Crump, Finley and McCollum is an “audit committee financial expert” as defined in the applicable rules of the SEC. The audit committee assists the board of directors of UCO GP, LLC in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee.

Compensation Committee. The compensation committee, which met twice during 2006, consists of Messrs. Crump, Finley (chair) and McCollum.  The purpose of the compensation committee is to discharge UCO GP, LLC’s board of directors’ responsibilities relating to compensation of its executives, to produce an annual report relating to the CD&A (as defined below) for inclusion in the our Annual Report on Form 10-K, in accordance with the rules and regulations of the SEC, and to oversee the development and implementation of our compensation programs.  The function of the compensation committee is discussed in greater detail in Part III, Item 11 (“Executive Compensation — Compensation Discussion & Analysis — Partnership Compensation Committee Structure and Responsibilities”) of this report.

Conflicts Committee. The conflicts committee, which did not formally meet during 2006, consists of Messrs. Crump (chair), Finley and McCollum.  The purpose of the conflicts committee is to carry out the duties of the committee as set forth in our Partnership Agreement and the Omnibus Agreement, and any other duties delegated by the board of directors of UCO GP, LLC that it believes may involve a conflict of interest.  Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we have concluded that no directors, officers, beneficial owners of more than 10% of any class of the Partnership’s securities or any other person subject to Section 16 of the Exchange Act failed to file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

UCO GP, LLC has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to UCO GP, LLC and its subsidiaries and affiliates, including the Partnership, and to all of its and their employees, officers and directors.  A copy of the Code is available on our website at www.universalcompression.com.  We will also provide a copy of the Code to any of our unitholders without charge upon written request to Investor Relations, 4444 Brittmoore Road, Houston, Texas 77041.

Directors and Executive Officers

All of the executive officers of UCO GP, LLC, who are listed below, allocate their time between managing our business and affairs and the business and affairs of Universal Compression Holdings. The executive officers of UCO GP, LLC may face a conflict regarding the allocation of their time between our business and the other business interests of Universal Compression Holdings. Universal Compression Holdings seeks to cause the executive officers to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. We also utilize a significant number of other employees of Universal Compression Holdings and its affiliates to operate our business and provide us with general and administrative services.

The following table shows information regarding the current directors and executive officers of UCO GP, LLC:

Name	Age	Position with UCO GP, LLC

Stephen A. Snider	59	President, Chief Executive Officer and Chairman of the Board of Directors

Ernie L. Danner	52	Executive Vice President and Director

Daniel K. Schlanger	33	Senior Vice President and Chief Financial Officer and Director

J. Michael Anderson	44	Senior Vice President and Director

Kirk E. Townsend	48	Senior Vice President and Director

D. Bradley Childers	42	Senior Vice President

Richard Leong	57	Senior Vice President

Donald C. Wayne	40	Vice President, General Counsel and Secretary

Kenneth R. Bickett	45	Vice President and Controller

James G. Crump	66	Director

Mark A. McCollum	48	Director

George S. Finley	56	Director

Stephen A. Snider. Mr. Snider was elected President, Chief Executive Officer and Chairman of the board of directors of UCO GP, LLC in June 2006. Mr. Snider has been President, Chief Executive Officer and a director of Universal Compression Holdings since consummation of the Tidewater Compression Service, Inc. acquisition in 1998, and was appointed as Chairman of Universal Compression Holding’s board of directors in April 2006.  Mr. Snider has over 26 years of experience in senior management of operating companies, and also serves as a director of Energen Corporation (a diversified energy company focusing on natural gas distribution and oil and gas exploration and production) and T-3 Energy Services, Inc. (a provider of a broad range of oilfield products and services). Mr. Snider also serves on the board of directors of the Memorial Hermann Hospital System.

Ernie L. Danner. Mr. Danner was appointed as a director of UCO GP, LLC in October 2006. Mr. Danner was elected Executive Vice President of UCO GP, LLC in June 2006.  Mr. Danner has been a member of Universal Compression Holdings’ board of directors since the consummation of Universal Compression Holdings’ acquisition of Tidewater Compression Service, Inc. in 1998.  Mr. Danner has been an Executive Vice President of Universal Compression Holdings since February 1998 and Chief Operating Officer since July 2006.  Prior to this time, Mr. Danner held the position of Universal Compression Holdings’ Chief Financial Officer from 1998 until 1999.  In April 2005, Mr. Danner retained his title as Executive Vice President and became President, International Division of Universal Compression, Inc., Universal Compression Holdings’ wholly owned subsidiary.  Previously, Mr. Danner held the position of President, Latin America Division of Universal Compression, Inc., a position he held since November 2002.  Prior to joining Universal Compression Holdings, Mr. Danner served as Chief Financial Officer and Senior Vice President of MidCon Corp. (an interstate pipeline company and a wholly-owned subsidiary of Occidental Petroleum Corporation). From 1988 until May 1997, Mr. Danner served as Vice President, Chief Financial Officer and Treasurer of INDSPEC Chemical Company and he also served as a director of INDSPEC. Mr. Danner is also a director of Copano Energy, LLC (a midstream natural gas company), Horizon Lines, LLC (a Jones Act shipping company) and serves on the Board of Trustees of the John Cooper School in The Woodlands, Texas.

Daniel K. Schlanger. Mr. Schlanger was appointed as a director of UCO GP, LLC in October 2006. Mr. Schlanger was elected Senior Vice President and Chief Financial Officer of UCO GP, LLC in June 2006 and Vice President - Corporate Development of Universal Compression, Inc. in May 2006. From August 1996 through May 2006, Mr. Schlanger was employed as an investment banker with Merrill Lynch & Co. where he focused on the energy sector.

J. Michael Anderson. Mr. Anderson was appointed as a director of UCO GP, LLC in October 2006. Mr. Anderson was elected Senior Vice President of UCO GP, LLC in June 2006. Mr. Anderson became the Senior Vice President and Chief Financial Officer of Universal Compression Holdings in March 2003. From 1999 to March 2003, Mr. Anderson held various positions with Azurix Corp. (a water and wastewater utility and services company), primarily as the company’s Chief Financial Officer and later, as Chairman and Chief Executive Officer. Prior to that time, Mr. Anderson spent ten years in the Global Investment Banking Group of J. P. Morgan Chase & Co. where he specialized in merger and acquisition advisory services.

Kirk E. Townsend. Mr. Townsend was appointed as a director of UCO GP, LLC in October 2006. Mr. Townsend was elected Senior Vice President of UCO GP, LLC in June 2006. Mr. Townsend became the Senior Vice President of Universal Compression Holdings in February 2001, and is President, North America Division, of Universal Compression, Inc., which position he has held since October 2001. Mr. Townsend is responsible for all business activities of Universal Compression, Inc. within the United States and Canada. Mr. Townsend joined Universal Compression, Inc.’s predecessor company in 1979 as a domestic sales representative. In 1986, he became an international sales representative. Mr. Townsend was promoted to Vice President of Business Development in April 1999 and Vice President of Sales in October 1999. Mr. Townsend has over 27 years of sales and management experience in the natural gas compression industry.

D. Bradley Childers. Mr. Childers was elected Senior Vice President of UCO GP, LLC in June 2006. In July 2006, Mr. Childers became the President, International Division of Universal Compression, Inc. and retained the title of Senior Vice President of Universal Compression Holdings. Previously, Mr. Childers served as the Senior Vice President, Business

Development, General Counsel and Secretary of Universal Compression Holdings since April 2005 and as the Senior Vice President, General Counsel and Secretary of Universal Compression Holdings since September 2002. Prior to joining Universal Compression Holdings, Mr. Childers held various positions with Occidental Petroleum Corporation and its subsidiaries, including as Vice President, Business Development at Occidental Oil and Gas Corporation from 1999 to August 2002, and as a corporate counsel in the legal department from 1994 to 1999. Prior to that time, Mr. Childers was an associate corporate attorney in the Los Angeles office of Sullivan & Cromwell from 1989 to 1994.

Richard Leong. Mr. Leong was elected Senior Vice President of UCO GP, LLC in June 2006. Mr. Leong became a Universal Compression Holdings’ Senior Vice President in July 2004, and the Senior Vice President, Marketing for Universal Compression, Inc. in April 2005. Previously, Mr. Leong had been the Vice President and President, Asia Pacific Division, of Universal Compression, Inc. since December 2001. From 1996 until May 2001, Mr. Leong worked with Cooper Energy Services in various managerial and sales positions, serving most recently as Vice President, Sales & Marketing. Mr. Leong has over 31 years of marketing and general management experience in the energy industry.

Donald C. Wayne. Mr. Wayne was elected Vice President, General Counsel and Secretary of UCO GP, LLC and Universal Compression Holdings in August 2006. Previously, Mr. Wayne served as Vice President and General Counsel of U.S. Concrete, Inc., a producer of ready-mixed concrete and concrete-related products, from May 1999 to August 2006. Prior to joining U.S. Concrete in 1999, Mr. Wayne served as an attorney with the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P.

Kenneth R. Bickett. Mr. Bickett was elected Vice President and Controller of UCO GP, LLC in June 2006. Mr. Bickett became the Vice President and Corporate Controller of Universal Compression Holdings in July 2005. Previously, Mr. Bickett served as Vice President and Assistant Controller for Reliant Energy, Inc., an electricity and energy services provider. Prior to joining Reliant Energy in 2002, Mr. Bickett was employed by Azurix Corp. since 1998, where he most recently served as Vice President and Controller.

James G. Crump. Mr. Crump was appointed as a director of UCO GP, LLC in October 2006.  Mr. Crump worked as an accountant at PricewaterhouseCoopers and its predecessors from 1962 until his retirement in 2001, including in numerous management and leadership roles such as Global Energy and Mining Cluster Leader, as a member of the U.S. Management Committee and the Global Management Committee and as Houston Office Managing Partner. Mr. Crump also serves as a director of Copano Energy, L.L.C. (a midstream energy company).

Mark A McCollum. Mr. McCollum was appointed as a director of UCO GP, LLC in October 2006.  Since August 2003, Mr. McCollum has served as Senior Vice President and Chief Accounting Officer of Halliburton Company (an energy service provider and construction company, including well logging, well completion, and reservoir engineering). Previously, Mr. McCollum served as Senior Vice President and Chief Financial Officer of Tenneco Automotive, Inc. (a supplier of ride control, emissions control and elastomer products) from April 1998 to August 2003.

George S. Finley.  Mr. Finley was appointed as a director of UCO GP, LLC in November 2006.  Mr. Finley served in various positions of increasing responsibility at Baker Hughes Incorporated from 1982 until his retirement in 2006, including as Senior Vice President - Finance and Administration and Chief Financial Officer from April 1999 through April 2006.

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This compensation discussion and analysis (“CD&A”) is intended to provide information about the Partnership’s compensation objectives and policies for its principal executive officer, its principal financial officer and its other most highly compensated executive officers that will place in perspective the information contained in the tables that follow this discussion. The Partnership’s CD&A begins with a description of its relationship with Universal Compression Holdings with respect to allocation and reimbursement of compensation expenses and is followed by a general description of Universal Compression Holdings’ and the Partnership’s compensation programs and specific information as to their various components. Immediately following the CD&A is the Compensation Committee Report (the “Committee Report”). Following the Committee Report are compensation tables describing compensation paid in 2006 and outstanding equity awards held by executives. At the end, we have provided information concerning pension benefits and change of control agreements.

Overview

The Partnership is a Delaware limited partnership formed in June 2006 by Universal Compression Holdings to provide natural gas contract compression services to customers throughout the United States.  In October 2006, the Partnership completed an initial public offering of its common units, with Universal Compression Holdings retaining a 51% aggregate interest in the Partnership.  In connection with the initial public offering, Universal Compression Holdings contributed to the Partnership contract compression services contracts with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of Universal Compression Holdings’ domestic contract compression business at that time.  In addition, the Partnership entered into the Omnibus Agreement with Universal Compression Holdings and several of its affiliates, pursuant to which Universal Compression Holdings agreed to provide all operational staff, corporate staff and support services reasonably necessary to run the Partnership’s business.  Universal Compression Holdings continues to provide a full range of natural gas compression services and products, including sales, operations, maintenance and fabrication to the natural gas industry, both domestically and internationally.

As is commonly the case for publicly traded limited partnerships, the Partnership has no employees. Under the terms of its Partnership Agreement, the Partnership is ultimately managed by UCO GP, LLC, the general partner of UCO General Partner, LP, the Partnership’s general partner (which we may refer to as the Partnership’s general partner or UCO GP, LLC). The executive officers and employees providing services to the Partnership are retained by Universal Compression Holdings or its affiliates. Universal Compression Holdings or its affiliates currently employ approximately 1,800 people who provide general, administrative and operational services to the Partnership.

Throughout this discussion, the following individuals are referred to as the “Named Executive Officers” and their compensation is detailed in the tabular disclosure following this CD&A:

•                  Stephen A. Snider, Chairman of the Board and President and Chief Executive Officer of each of UCO GP, LLC and Universal Compression Holdings;

•                  Daniel K. Schlanger, Senior Vice President and Chief Financial Officer of UCO GP, LLC and Vice President – Business Development of Universal Compression, Inc.;

•                  Ernie L. Danner, Executive Vice President of UCO GP, LLC and Executive Vice President and Chief Operating Officer of Universal Compression Holdings;

•                  J. Michael Anderson, Senior Vice President of UCO GP, LLC and Senior Vice President and Chief Financial Officer of Universal Compression Holdings; and

•                  Kirk E. Townsend, Senior Vice President of UCO GP, LLC, Senior Vice President of Universal Compression Holdings and President, North America Division of Universal Compression, Inc.

Compensation Expense Allocations

Allocation Methodology

Under the terms of the Omnibus Agreement, most costs associated with Universal Compression Holdings’ provision of services to the Partnership, including compensation of the Named Executive Officers, are allocated to the Partnership on a quarterly basis in the manner that our general partner deems reasonable.  Currently those allocations are made using a two step process.

First, Universal Compression Holdings allocates an appropriate portion of its total selling, general and administrative expenses among its four business segments, including to its Domestic Contract Compression segment, based on various methods and on the nature of the charge, and include, among other things, revenue, employee headcount and net assets.

Second, our general partner allocates a portion of the selling, general and administrative expenses initially allocated to Universal Compression Holdings’ Domestic Contract Compression segment to the Partnership on a pro rata basis based upon a formula set forth in the Omnibus Agreement.  Pursuant to the formula, the total Domestic

Contract Compression segment selling, general and administrative expenses are multiplied by the ratio of the Partnership’s total compression equipment horsepower to the sum of Universal Compression Holdings’ total domestic compression equipment horsepower and the Partnership’s total compression equipment horsepower.

Under the terms of the Omnibus Agreement, the amount for which the Partnership is obligated to reimburse Universal Compression Holdings for selling, general and administrative expenses allocated to the Partnership, including compensation costs, may not exceed $2.5 million per quarter, after taking into account any such costs the Partnership incurs and pays directly (the “SG&A Cap”).  Consequently, the compensation costs allocable by Universal Compression Holdings to the Partnership for the compensation of our Named Executive Officers are ultimately subject to the SG&A Cap.  The full amount of the compensation expense associated with the Partnership’s Long-Term Incentive Plan awards granted to the Named Executive Officers during 2006 is disclosed in the tabular disclosure following this CD&A, with the exception of a partial charge-back to Universal Compression Holdings based on the inverse of the allocation formula utilized to charge Universal Compression Holdings’ relevant expenses down to the Partnership, as described above.

All other amounts disclosed in the Summary Compensation Table following this CD&A reflect only the allocated portion of compensation and compensation-related expenses paid to the Named Executive Officers by Universal Compression Holdings during the period from October 20, 2006 to December 31, 2006, which is the period of the Partnership’s operations in 2006.  In the tabular disclosures that follow the Summary Compensation Table, the number of shares or units (or options to purchase the same) shown as being owned by, or granted to, the Named Executive Officers, including the value of those shares or units, reflect all such shares or units, and are not prorated for the period from October 20, 2006 to December 31, 2006 or adjusted for any cost allocations.

See Part III, Item 13 (“Certain Relationships and Related Transactions and Director Independence”) of this report for additional discussion of relationships and transactions the Partnership has with Universal Compression Holdings and additional discussion of the terms of the Omnibus Agreement.

2006 Executive Compensation Allocations

During the period indicated below, the following percentages of Universal Compression Holdings’ compensation expenses incurred to provide the Named Executive Officers’ salary, Universal Compression Holdings’ stock and option awards, non-equity incentive plan compensation and other benefits were allocated to the Partnership:

Named Executive Officer	% of Named Executive Officers total compensation from Universal Compression Holdings for the period from October 20, 2006 to December 31, 2006 allocated to the Partnership for the same period

% of Named Executive Officers total
Universal Compression Holdings
Domestic Contract Compression
segment compensation for the period from
October 20, 2006 to December 31, 2006
allocated to the Partnership for the same
period

Mr. Snider	6.3%	15.9%
Mr. Schlanger	6.3%	15.9%
Mr. Danner	6.3%	15.9%
Mr. Anderson	6.3%	15.9%
Mr. Townsend	5.8%	15.9%

Partnership Compensation Committee Structure and Responsibilities

The purpose of the compensation committee of UCO GP, LLC’s board of directors (the “Partnership compensation committee”) is to discharge the board of directors’ responsibilities relating to compensation of UCO GP, LLC’s executives and to produce an annual report relating to this CD&A for inclusion in the Partnership’s Annual Report on Form 10-K, in accordance with the rules and regulations of the SEC, and to oversee the development and implementation of the Partnership’s compensation programs.  The Partnership compensation committee is comprised entirely of directors who are not officers or employees of the Partnership and that the board of directors has determined to be independent directors, as defined by the applicable NASDAQ rules.  The current members of the Partnership compensation committee are Messrs. Finley (chair), Crump and McCollum.

As described above, because the Named Executive Officers are all also officers of Universal Compression Holdings and/or Universal Compression, Inc., the principal operating subsidiary of Universal Compression Holdings, and generally spend a majority of their time working on matters for Universal Compression Holdings rather than the Partnership, the general compensation structure for the Named Executive Officers is established by the compensation committee of the board of directors of Universal Compression Holdings (the “UCH compensation committee”).

Accordingly, the primary responsibilities of the Partnership compensation committee are generally more limited than those responsibilities of the UCH compensation committee and are to:

•                  In consultation with senior management, establish the Partnership’s general compensation philosophy and oversee the development and implementation of compensation programs.

•                  Review and approve the manner in which Universal Compression Holdings compensation expense applicable to the Named Executive Officers is allocated to the Partnership.

•                  Review and approve compensation programs applicable to UCO GP, LLC’s outside directors.

•                  Make recommendations to the board of directors with respect to the Partnership’s incentive compensation plans and equity-based plans, including the Universal Compression Partners, L.P. Long-Term Incentive Plan, oversee activities of the individuals and committees responsible for administering these plans and discharge any responsibilities imposed on the Partnership compensation committee by any of these plans.

During 2006, the Partnership compensation committee approved the allocation of compensation expense from Universal Compression Holdings to the Partnership and also determined the number of, and manner in which, Partnership equity compensation awards were made to the Named Executive Officers and to UCO GP, LLC’s outside directors.  The Partnership compensation committee reviews the Partnership’s executive compensation programs annually to ensure these programs are competitive and reasonable, and to ensure the short- and long-term incentives are based on a combination of Partnership and individual performance.

UCH Compensation Committee Activity

The UCH compensation committee reviews and considers reports and analysis provided by compensation consultants.  The UCH compensation committee and Universal Compression Holdings’ management have for a number of years utilized the compensation consulting services provided by Hewitt Associates LLC (“Hewitt”).  In addition to Hewitt, the UCH compensation committee and Universal Compression Holdings routinely access compensation information and surveys from industry trade and other sources.  Universal Compression Holdings’ Chief Executive Officer and its Director of Total Rewards play a significant role in providing input and recommendations to the UCH compensation committee in evaluating and discussing data and analysis prepared or provided by Hewitt and other sources.  The Chief Executive Officer also provides the UCH compensation committee with his evaluation of the performance of the other executive officers in connection with the annual compensation review of the executive officers.  In 2005, the UCH compensation committee approved the use of Hewitt for 2005 & 2006 as executive compensation consultants providing competitive pay information, benchmarking analysis and overall annual compensation guidance for executive officers, relative to identified companies in the oilfield services sector.  The use of Hewitt for these services is reviewed annually.  Hewitt has been retained to provide similar executive compensation services for Universal Compression Holdings for 2007.

In December 2005, Universal Compression Holdings’ board of directors approved a change to the Universal Compression Holdings’ fiscal year end from March 31 to December 31.  However, the UCH compensation committee maintained the Universal Compression Holdings’ then existing twelve-month compensation measurement and performance review period ending March 31, 2006. The UCH compensation committee initiated its compensation review process in March 2006 for the twelve-month period ended March 31, 2006 and awarded long-term incentive compensation to Universal Compression Holdings’ executive officers in March 2006.

To re-align Universal Compression Holdings’ compensation measurement and performance review period with the Universal Compression Holdings’ revised fiscal year end, on April 1, 2006, the UCH compensation committee undertook a subsequent compensation measurement and performance review for the nine-month period ending December 31, 2006 with respect to changes in the performance period for short-term incentive compensation only.  As a result, commencing with the twelve months ending December 31, 2007, the compensation measurement and performance review period and Universal Compression Holdings’ fiscal period will be re-aligned.  The review process for the nine months ended December 31, 2006 involved, among other things, an examination of:

•                  analyses provided by Hewitt, including analyses of data involving similarly-sized oilfield service companies, as well as compensation information from other third party sources;

•                  each executive’s performance compared to the goals and objectives established for the executive;

•                  the nature, scope and level of the executive’s responsibilities;

•                  each executive’s contribution to Universal Compression Holdings’ financial results and effectiveness in exemplifying and promulgating Universal Compression Holdings’ core values – safety, service and integrity; and

•                  incentive bonus compensation recommendations for executive officers.

Overall Compensation Philosophy and Policies

The consolidated Universal Compression Holdings and Partnership compensation policy is to offer a cash and equity-based compensation package that attracts and retains executive officers and aligns executive compensation with the interests of Universal Compression Holdings’ stockholders and the Partnership’s unitholders on both a short- and long-term basis.  Universal Compression Holdings’ and the Partnership’s compensation philosophy is to provide total compensation that is competitive with companies in the oilfield services sector that are similar to Universal Compression Holdings and the Partnership with regard to business operations, market capitalization, revenues and other financial indicators by which the Universal Compression Holdings and the Partnership have historically measured their performance.

With the assistance of Hewitt and Universal Compression Holdings’ management, the UCH compensation committee selected a compensation peer group of companies consisting of fourteen publicly-traded, energy related companies (the “Peer Group”).  The Peer Group is used to benchmark executive compensation levels against companies that have executive positions with responsibilities similar in breadth and scope to ours and have global businesses that compete with us for executive talent. The following fourteen companies comprise the Peer Group: BJ Services Company, Cooper Cameron Corporation, FMC Technologies Incorporated, Global Industries Limited, Grant Prideco Incorporated, Hanover Compressor Company, Maverick Tube Corporation, Nabors Industries Limited, National Oilwell Varco Incorporated, Noble Corporation, Rowan Companies Incorporated, SEACOR Holdings Incorporated, Tidewater Incorporated, and W-H Energy Services, Incorporated.

For the Named Executive officers, approximately 30% of target-level total direct compensation is attributable to base salary, and approximately 70% is attributable to “at-risk” performance-based incentive compensation consisting of annual bonus and equity awards, consistent with Universal Compression Holdings’ and the Partnership’s goal to emphasize “at-risk” compensation. In the design and administration of executive compensation programs, the UCH compensation committee generally targets current market levels of compensation at the 50th percentile.  In doing so, Universal Compression Holdings considers the market data for the Peer Group as described above that reflects the markets in which Universal Compression Holdings and the Partnership compete for business and people.  Raw data is reviewed and regression analysis is used in assessing market compensation data to provide appropriate comparisons based on company size, complexity and performance, as well as the nature, scope and level of the executive’s responsibilities.  A consistent present value methodology is used in assessing stock-based and other long-term incentive awards.  The focus and mix of executive compensation components and opportunities are tailored by individual position to reflect an appropriate balance among fixed and variable pay, short and long-term focus, and business segment or corporate accountability.

The UCH compensation committee reviews Universal Compression Holdings’ and the Partnership’s executive compensation programs annually to ensure these programs are competitive and reasonable, and to ensure the short- and long-term incentives are based on a combination of corporate and individual performance.

Compensation Policy Components

Universal Compression Holdings’ and the Partnership’s executive compensation programs are managed from a total compensation perspective with consideration given to each component of the total package.  Universal Compression Holdings’ and the Partnership’s executive compensation program consists of the following components:

•                  base salary;

•                  short-term incentives (bonus);

•                  Universal Compression Holdings long-term incentives (grants of stock options, restricted stock and unit appreciation rights);

•                  Partnership long-term incentives (grants of unit options and phantom units); and

•                  other compensation programs.

Universal Compression Holdings and the Partnership make what it believes is limited use of perquisites for executives. Historically, the value of perquisites offered to Universal Compression Holdings’ executives has not exceeded $50,000 in any given year.  None of Universal Compression Holdings’ nor UCO GP, LLC’s executive officers have company cars or car allowances and their health care and insurance coverage is the same as that provided to all active employees except for certain executive officers that participate in the Medical Expense Reimbursement Plan (“MERP”).  The MERP provides for additional medical, dental, and vision benefits to certain of Universal Compression Holdings’ executive officers.  In addition, Universal Compression Holdings has agreed that Mr. Snider, Universal Compression Holdings’ and UCO GP, LLC’s President and Chief Executive Officer, and his spouse will be entitled to continue, at no cost, to participate in Universal Compression Holdings’ medical benefit plan following his retirement so long as he remains an active employee of Universal Compression Holdings until his retirement.  Club memberships are limited and provided on an as-needed basis for business purposes only.  A taxable benefit for executive financial planning is provided and ranges from $5,000 to a maximum of $15,000 per year. It is paid, only if used by the executive, on a reimbursable basis.  Because Universal Compression Holdings and the Partnership value the health and welfare of their executives, an annual physical examination is made available to certain of Universal Compression Holdings’ executive officers.

Base Salary

Universal Compression Holdings’ base salary philosophy is to keep base salaries competitive with those offered by companies of similar size in the oilfield services sector in order to attract and retain employees.  In addition to considering market comparisons in making salary decisions, Universal Compression Holdings exercises discretion and judgment based on the following factors:

•                  level of responsibility;

•                  individual skills;

•                  experience in current role and internal equity among other Universal Compression Holdings and UCO GP, LLC executives;

•                  performance; and

•                  external factors involving competitive positioning and general economic conditions.

No specific formula is applied to determine the weight of each factor. Annual salary reviews are conducted to evaluate the individual performance of executives; however, individual salaries are not necessarily adjusted each year.

Individual salaries are reviewed by the UCH compensation committee and have historically been effective in the July time period.  In May, 2006, the UCH compensation committee reviewed and increased the base salaries of the Named Executive Officers effective July 2006.  In June 2006, the UCH compensation committee further increased the base salary of Mr. Danner effective July 2006 to reflect subsequent changes in his role and responsibilities with Universal Compression Holdings.

Please see the Summary Compensation Table and accompanying narrative disclosure presented hereinafter for more information regarding the base salaries for the Named Executive Officers.

Short-Term Incentives

2006 Universal Compression Holdings Officer Incentive Plan

The UCH compensation committee administers the Universal Compression Holdings Officer Incentive Plan (“OIP”) to provide the short-term incentive compensation element of Universal Compression Holdings’ total direct compensation program.  Universal Compression Holdings’ incentive bonus policy is to provide, through the OIP, bonus payments to an executive officer based upon the attainment of certain objective Universal Compression Holdings financial and safety goals, which takes into consideration the consolidated financial results of the Partnership, and certain individual objectives.

Each eligible participant is assigned a target award opportunity, which is communicated at the beginning of the performance period. Target award opportunities are expressed as a percentage of base salary. The target awards are intended to deliver competitive incentive opportunities that are generally in line with the desired competitive compensation levels for Universal Compression Holdings.  The target award represents the level of bonus payment the participant may earn in the event plan performance is achieved at “target,” and acceptable organizational standards are met. Participants may receive payouts above or below the target based on performance levels that exceed or fall below expectations. The annual target percentages in 2006 for each Named Executive Officer follow:

Executive Officer:	Title:	2006 Bonus Target %
Mr. Snider	President & Chief Executive Officer	100%
Mr. Schlanger(1)	Senior Vice President & Chief Financial Officer	50%
Mr. Danner	Executive Vice President	80%
Mr. Anderson	Senior Vice President	70%
Mr. Townsend	Senior Vice President	70%

(1)                       Mr. Schlanger is not an executive officer of Universal Compression Holdings and, therefore, his bonus target is established outside the OIP.

Under the OIP, each executive officer’s bonus amount was calculated based on an objective analysis of Universal Compression Holdings’ financial and safety performance, with 90% of this amount based on financial performance—as measured by corporate earnings per share (“EPS”) and divisional earnings before taxes (“EBT”)—and 10% of this amount based on safety, as measured by the total recordable incident rate (“TRIR”), each variable being defined in the OIP.  The 2006 transition period Performance Goals for our executive officers were as follows:

Corporate EPS	N.A. Division EBT	International EBT	TRIR
$2.04	$71.50 Million	$13.28 Million	1.25

An individual performance multiplier may be applied to the bonus determined on the basis of financial and safety performance.  The multiplier, which can range from 0 to 1.25, is designed to account for each executive officer’s individual performance.  The purpose of the multiplier is to provide differentiation for individual contribution to company performance.  In the case of the Chief Executive Officer, the multiplier is determined by the Compensation Committee.  In the case of the other executive officers, the multiplier is recommended by the Chief Executive Officer, but ultimately determined by the UCH compensation committee.  The UCH compensation committee has discretion to increase the multiplier above 1.25 and to award bonuses in excess of or below the targeted amounts.  No multiplier was applied in 2006.

As mentioned above, in 2006, Universal Compression Holdings moved from a fiscal year incentive plan, ending each March 31st, to a calendar year incentive plan, ending each December 31st. This change was made to align Universal Compression Holdings’ then-recently changed fiscal year period (moved from March 31st to December 31st) and Universal Compression Holdings’ compensation measurement and performance review period, but resulted in a transitional, nine-month compensation measurement and performance review period covering a transition period running from April 1, 2006 through December 31, 2006.  In June 2006, the UCH compensation committee authorized and approved the OIP for that transition period.  Beginning in 2007, the compensation measurement and performance review period parallels Universal Compression Holdings’ calendar year fiscal period.  Prior to the fiscal year end and compensation measurement and performance review period changes, the UCH compensation committee historically reviewed and approved short-term incentives paid under the OIP for executive officers in March and payments followed in April or May.  Since those changes took effect, and beginning in 2007,the UCH compensation committee has shifted its review and approval process to the February-March timeframe and Universal Compression Holdings anticipates making payments of those awards sometime in the March-April timeframe.  Specifically, on March 6, 2007, the UCH compensation committee approved  short-term incentive awards under the 2006 OIP, which were paid in mid-March.  Please see the Summary Compensation Table and accompanying narrative disclosure presented hereinafter for more information regarding the short-term incentives for the Named Executive Officers, including the recent payout under the 2006 OIP.

2007 Universal Compression Holdings OIP.

The UCH compensation committee approved the 2007 OIP on February 22, 2007.  While substantially similar to the 2006 OIP, the 2007 OIP differs in the following ways:

•                  The weight of the objective financial measures (corporate EPS and division EBT) decreased from 45% of the total award formula each to 30% each (or from 90% down to 60% in aggregate); and

•                  Individual performance goals, or Key Business Activities (“KBAs”), were added to the factors the UCH compensation committee will consider.

With the changes, KBAs will represent the 30% of the OIP compensation formula by which the objective financial measures (corporate EPS and division EBT) were collectively reduced.  These changes were effected to reflect the importance of the KBAs with respect to Universal Compression Holdings’ success.

Long-Term Incentives - Overview

In 2006, the UCH compensation committee and the Partnership compensation committee continued their strategy of using a combination of vehicles to meet the Universal Compression Holdings’ and the Partnership’s long-term incentive objectives. These included restricted stock, stock options and unit appreciation rights in the case of Universal Compression Holdings and unit options in the case of the Partnership. By granting a mix of long-term incentives, Universal Compression Holdings and the Partnership expect to effectively address volatility in Universal Compression Holdings’ and the Partnership’s industries and in the stock market.  For 2006, long-term incentives comprised the largest portion of the Named Executive Officers’ compensation, which is consistent with Universal Compression Holdings’ and the Partnership’s at-risk pay philosophy. In 2006, the Named Executive Officers received Universal Compression Holdings stock options and restricted stock awards as well as Partnership unit options and Unit Appreciation Rights, each as described in the Grants of Plan-Based Awards Table set forth in the tabular disclosure following this CD&A.

Universal Compression Holdings Long-Term Incentives

Universal Compression Holdings’ Incentive Stock Option Plan and Restricted Stock Plan provide for stock-based awards of stock options, restricted stock and unit appreciation rights (“UARs”), respectively, and are administered by the UCH compensation committee.  The UCH compensation committee’s determination of the size of equity-based grants to executive officers is based on market references to long-term incentive compensation for comparable positions within the Peer Group, and on the UCH compensation committee’s subjective assessment of organizational roles and internal job relationships.

Stock Option Grants.  Universal Compression Holdings feels that grants of stock options are an important element to incentivize executive officers to work toward Universal Compression Holdings’ long-term performance goals as the benefit will increase only if and to the extent that the value of Universal Compression Holdings’ common stock increases.  Thus,

Universal Compression Holdings adopted an Incentive Stock Option Plan (the “UCH ISO Plan”).  Under the UCH ISO Plan, Universal Compression Holdings’ policy is to grant a number of options to an executive officer based on the officer’s contributions, competitive market data for each executive officer position, and on the executive officer’s ability to impact overall corporate performance.  Generally, options are granted subject to a staggered three-year vesting period and have an exercise price equal to the market value of Universal Compression Holdings’ common stock on the date of the grant. Historically, stock option grants have been awarded in the March timeframe. Due to the recent fiscal year change, stock option grants for Universal Compression Holdings executive officers are anticipated to be provided during the mid-year timeframe.  During 2006, Universal Compression Holdings granted options to purchase an aggregate of 195,000 shares of Universal Compression Holdings stock to our Named Executive Officers.

Restricted Stock Grants.  Universal Compression Holdings also feels that grants of restricted stock incentivize Universal Compression Holdings’ executive officers to work toward Universal Compression Holdings’ long-term performance goals.  Thus, Universal Compression Holdings adopted a Restricted Stock Plan (the “UCH RS Plan”). Under the UCH RS Plan, Universal Compression Holdings’ policy is to grant a number of restricted shares to an executive officer based on the same criteria as stock option grants.  The UCH compensation committee has discretion in setting appropriate vesting schedules for restricted stock grants.  Generally, restricted stock grants vest 0% upon the first anniversary of the grant, and 25% on each subsequent anniversary.  Universal Compression Holdings believes that stock options and restricted stock ensure that the executive officers have a continuing stake in the long-term success of Universal Compression Holdings.  Historically, restricted stock grants have been awarded in the March timeframe. Due to the recent fiscal year change, restricted stock grants for Universal Compression Holdings executive officers are anticipated to be provided during the mid-year timeframe.  During 2006, Universal Compression Holdings granted an aggregate of 38,650 restricted shares of Universal Compression Holdings stock to our Named Executive Officers.

Unit Appreciation Rights.  Universal Compression Holdings also believes that grants of UARs incentivize Universal Compression Holdings’ executive officers to work toward Universal Compression Holdings’ and the Partnership’s long-term performance goals.  Accordingly, during 2006, Universal Compression Holdings granted an aggregate of 267,857 UARs to our Named Executive Officers.  UARs are granted based on criteria similar to that for unit options, as described hereinafter.  UARs entitle the recipient to the cash difference between the “exercise” price and the value of the Partnership’s common units on the date of exercise.  UARs are not settled in Universal Compression Holdings or Partnership equity securities.  Each of the awards of UARs will vest on January 1, 2009.

Universal Compression Partners Long-Term Incentives

The Universal Compression Long-Term Incentive Plan (the “Partnership Plan”) was adopted by the UCO GP, LLC board of directors in October 2006 in connection with the Partnership’s initial public offering with the objective of promoting the interests of the Partnership by providing to management, directors, employees and consultants of Universal Compression Holdings and its affiliates who perform services for the Partnership and its subsidiaries incentive compensation awards that are based on units of the Partnership. The Partnership Plan is also designed to enhance the Partnership’s ability to attract and retain the services of individuals who are essential for the growth and profitability of the Partnership and to encourage them to devote their best efforts to advancing the Partnership’s business. The Partnership Plan is solely administered by the Partnership’s compensation committee and is not subject to the allocation provisions of the Omnibus Agreement or the SG&A Cap.

The Partnership Plan provides for the grant of up to an aggregate of 625,000 units, restricted units, phantom units, unit options, unit awards or substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights, or DERs.  Since the inception of the Partnership Plan, the Partnership has awarded only unit options and phantom units.  With respect to the Named Executive Officers, in determining the appropriate amount and type of long-term incentive awards to be made, the Partnership compensation committee considers the amount of time devoted by each executive to the Partnership’s business, the executive’s scope of responsibility, base salary and available compensation information for executives in comparable positions in similar companies.

Unit Options. The Partnership Plan permits the grant of options covering common units, or “unit options.” Unit options may be granted to such eligible individuals and with such terms as the Partnership compensation committee may determine, consistent with the Partnership Plan; however, a unit option must have an exercise price equal to the fair market value of a common unit on the date of grant.

During 2006, the Partnership granted options to purchase an aggregate of 375,000 common units to UCO GP, LLC’s Named Executive Officers. The Partnership’s policy is to grant a number of unit options to an executive officer based on the officer’s contributions that led to an increase in the value of the Partnership’s common units, competitive market data for each executive officer position and on the executive officer’s ability to impact overall Partnership performance. In addition, in connection with the Partnership’s initial public offering, the Partnership granted Mr. Schlanger unit options as an acknowledgement of the significant role he played in causing Universal Compression Holdings and the Partnership to successfully complete that transaction.  Under each of the unit option grant agreements related thereto, all of the options will vest on January 1, 2009. In addition, all of the unit options will vest and become exercisable, subject to certain conditions, upon the occurrence of any of the following:

•                  the grantee becomes disabled;

•                  the grantee dies; or

•                  upon a change of control (as defined in the Partnership Plan) of the Partnership, Universal Compression Holdings or our general partner, although the proposed merger between Universal Compression Holdings and Hanover contemplated by the merger agreement, if consummated, will not constitute a change of control under the Partnership Plan.

Phantom Units. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, as may be provided in the applicable agreement between the grantee and the Partnership, the cash equivalent to the value of a common unit. The Partnership compensation committee may approve grants on such terms as the Partnership compensation committee shall determine. The Partnership compensation committee approves the period over which phantom units will vest, and the Partnership compensation committee may base its determination upon the achievement of specified financial objectives.

The Partnership intends for the phantom units granted under the Partnership Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, participants do not pay any consideration for the common units they receive with respect to these types of awards, and neither we nor our general partner will receive remuneration for the units delivered with respect to these awards.

Although in 2006 none of the Named Executive Officers received an award of phantom units, the Partnership’s policy is expected to be to grant a number of phantom units to an executive officer based on the same criteria as unit option grants, as described above.  In 2006, the Partnership awarded 2,000 phantom units to each of Messrs. Crump and McCollum, UCO GP, LLC’s only independent directors at the time of the completion of the Partnership’s initial public offering.  The Partnership subsequently awarded 1,607 phantom units to Mr. Finley at the time of his appointment to the UCO GP, LLC board of directors. The phantom units were granted with tandem DERs, which are credited with an amount equal to any cash distributions made by the Partnership on common units during the period such phantom units are outstanding and are payable upon vesting of the tandem phantom units without interest. Under the phantom unit grant agreements, all of the phantom units vest in full on January 1, 2009. In addition, all of the phantom units will vest, subject to certain conditions, upon the occurrence of any of the following:

•          the grantee becomes disabled;

•          the grantee dies; or

•          upon a change of control (as defined in the Partnership Plan) of the Partnership, Universal Compression Holdings or our general partner, although the proposed merger between Universal Compression Holdings and Hanover contemplated by the merger agreement, if consummated, will not constitute a change of control under the Partnership Plan.

Other Compensation Programs

Universal Compression Holdings maintains a 401(k) Retirement and Savings Plan which provides employees, including executive officers, the opportunity to defer up to 25% of their eligible salary up to the IRS maximum deferral amount on a pre-tax basis. This is accomplished through contributions to an account maintained by an independent trustee.  The employee may direct how the funds are invested.  Universal Compression Holdings’ policy for employees with less than five years of Universal Compression Holdings service is to match, in Universal Compression Holdings common stock, 50% of an employee’s contribution, to a maximum of 3% of employee’s annual eligible compensation.  For employees with five or more years of service, the match is 75% of the employee’s contributions with a maximum match of 4.5% of the employee’s annual eligible compensation.  Employees vest in Universal Compression Holdings’ contribution over five years, based on length of employment.

Universal Compression Holdings also sponsors an Employees’ Supplemental Savings Plan through which, similar to the 401(k) Retirement and Savings Plan, employees with an annual base salary of $100,000 or more, including executive officers, may defer up to 25% of their eligible salary on a pre-tax basis. The Plan is a nonqualified, deferred compensation plan and participation is voluntary.  Participants may also defer up to 100% of their incentive bonus in 25% increments.  Universal Compression Holdings’ policy is to match in the Employees’ Supplemental Savings Plan in the same way as that described in the 401(k) Retirement and Savings Plan above.  Universal Compression Holdings matches in Universal Compression Holdings common stock.  Deferrals from bonuses are not eligible for the match.  The match limits of 3% and 4.5% are aggregate amounts and include both the 401(k) Retirement and Savings Plan and the Employees’ Supplemental Savings Plan match amounts. The Employees’ Supplemental Savings Plan, in part, is designed to provide a vehicle to restore qualified plan benefits which are reduced as a result of limitations imposed under the Internal Revenue Code.  It also serves to defer compensation that would otherwise be treated as excessive employee remuneration to Universal Compression Holdings within the meaning of Section 162(m) of the Internal Revenue Code.

Chief Executive Officer Compensation

Mr. Snider received an annual base salary of $525,000 from Universal Compression Holdings during 2006, of which $6,569 was allocated to the Partnership for the period from the completion of its initial public offering until December 31, 2006.  In March 2007, Mr. Snider received a bonus of $285,000 from Universal Compression Holdings for 2006, of which $4,755 was allocated to the Partnership for the period from the completion of its initial public offering until December 31, 2006. Mr. Snider was granted options representing 130,000 shares of Universal Compression Holdings common stock with respect to Universal Compression Holdings previous twelve-month compensation review period, which ended on March 31, 2006.  In addition, on December 13, 2006, the Partnership granted Mr. Snider 85,714 unit options under the Partnership Plan and Universal Compression Holdings granted Mr. Snider 85,714 UARs, which are aligned to the Partnership common unit price on the date of grant.  Universal Compression Holdings made matching contributions during 2006 of 203 shares of Universal Compression Holdings common stock to Mr. Snider’s 401(k) Retirement and Savings Plan account and 278 shares of Universal Compression Holdings common stock to his account under the Employees’ Supplemental Savings Plan.

Mr. Snider’s compensation is determined by the UCH compensation committee and reviewed by the Partnership compensation committee using substantially the same criteria utilized to determine compensation for the other Named Executive Officers, as described earlier in this CD&A.

Accounting Implications and Compensation Deductions Limitation

The Partnership accounts for the equity compensation expense for UCO GP, LLC’s executive officers, including the Named Executive Officers, under the rules of SFAS 123R, which requires the Partnership to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require the Partnership to record cash compensation as an expense at the time the obligation is accrued.

As the Partnership is a partnership and not a corporation taxable as such for U.S. federal income tax purposes, the Partnership is not subject to the executive compensation tax deductible limitations of Section 162(m) of the Internal Revenue Code, as amended (the “Code”). However, as Universal Compression Holdings owns approximately 51% of the Partnership’s outstanding equity securities, the Compensation Committee is mindful of the impact that Section 162(m) may have on compensatory deductions passed through to Universal Compression Holdings.  To the extent Section 162(m) of the Code may ever impact the deductibility of such arrangements, the Compensation Committee intends to generally structure arrangements, where feasible, so as to minimize or eliminate the impact of the limitations of Section 162(m) of the Code. Nevertheless, to the extent that, in the opinion of the Compensation Committee, structuring compensatory arrangements to fully maximize a corporate deduction is not in the best interest of the Partnership, either due to the need to attract or retain top talent or for any other legitimate business reason, the Compensation Committee may approve compensation arrangements that are not deductible or not fully deductible by Universal Compression Holdings.

Potential Payments Upon Change of Control

Neither of Universal Compression Holdings nor UCO GP, LLC has elected, as a policy matter, to offer employment agreements to their executive officers.  Accordingly, employees of Universal Compression Holdings, including the Named Executive Officers, are employees at-will. Generally, Universal Compression Holdings’ and UCO GP, LLC’s executive officers, including each of the Named Executive Officers, have entered into change of control agreements.  Universal Compression Holdings designed the agreements to retain its executives and provide continuity of management in the event of any actual or potential change of control of Universal Compression Holdings.  Accordingly, in the event of a change of control, certain benefits may be paid or provided to the Named Executive Officers, but only in the event that their employment with Universal Compression Holdings is terminated within one year from the date of such change of control. This “double trigger” aids Universal Compression Holdings in its goals of executive retention and management continuity in the event of a change of control.  Additionally, the Partnership Plan provides that, upon a change of control, as defined in the plan, all awards of phantom units or unit options automatically vest and become payable or exercisable, as the case may be.  The Partnership Plan does not require that the employment of a recipient of awards under the Partnership Plan have his or her employment with Universal Compression Holdings or UCO GP, LLC terminate following such change of control in order for automatic vesting to occur. This “single trigger” feature was incorporated into the Partnership Plan and the awards under the Partnership Plan because it is consistent with the long-term incentive plans of other public-traded partnerships, reflecting their relatively unique situations as controlled publicly-traded entities with few of their own officers or employees.  Additional information regarding this plan can be found in Part III, Item 11 (“Potential Payments Upon Change of Control”) of this report.

Unit Ownership Requirements

UCO GP, LLC does not have any policy or guidelines that require specified ownership of our common units by its directors or executive officers or unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of March 15, 2007, the Named Executive Officers held 375,000 unit options that have been granted as compensation, and the Named Executive Officers held 243,220 common units, representing 3.85% of the Partnership’s outstanding common units.

Conclusion

In conclusion, the Partnership believes that Universal Compression Holdings’ and the Partnership’s executive compensation programs are:

•                  appropriate in amount;

•                  appropriately allocated to the Partnership;

•                  appropriately applied to UCO GP, LLC’s executive officers; and

•                  necessary to retain the executive officers who are essential to the continued development and success of the Partnership, to compensate those executive officers for their contributions and to enhance unitholders’ value.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the UCO GP, LLC board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

George S. Finley, Chairman

James G. Crump

Mark A. McCollum

NAMED EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table summarizes the compensation of UCO GP, LLC’s Chief Executive Officer, Chief Financial Officer and its three highest paid executive officers other than the Chief Executive Officer and Chief Financial Officer, as allocated to us by Universal Compression Holdings for reimbursement, for the period from October 20, 2006 through December 31, 2006.

Name and Position	Year	(1) Salary ($)	(2) Stock Awards ($)	(3) Option Awards ($)	(4) Non-Equity Incentive Plan Compensation ($)	(5) All Other Compensation ($)	(6) Total ($)
Stephen A. Snider President and Chief Executive Officer	2006	$6,569	$3,004	$15,560	$4,755	$489	$30,377

Daniel K. Schlanger Senior Vice President and Chief Financial Officer	2006	3,316	529	41,119	1,244	—	46,208

Ernie L. Danner Executive Vice President	2006	4,223	3,654	6,118	2,452	319	16,766

J. Michael Anderson Senior Vice President	2006	3,785	3,201	5,081	1,919	201	14,187

Kirk E. Townsend Senior Vice President	2006	3,216	2,436	4,700	1,325	271	11,948

(1)             The amounts included in the “Salary” column represent the allocated portion of the amounts paid in salary for the period from October 20, 2006 to December 31, 2006.

(2)             The amounts included in the “Stock Awards” column represent the allocated portion of compensation cost recognized from October 20, 2006 to December 31, 2006 related to non-option stock awards, as described in Statement of Financial Accounting Standards No. 123R. For a discussion of valuation assumptions, see Note 8 to the consolidated financial statements within Universal Compression Holding’s Form 10-K for the period ended December 31, 2006. Please see the “Grants of Plan-Based Awards Table” for more information regarding the stock awards granted by Universal Compression Holdings in 2006.

(3)             The amounts included in the “Option Awards” column represent the allocated portion of compensation cost recognized from October 20, 2006 to December 31, 2006 related to option awards, as described in Statement of Financial Accounting Standards No. 123R.  For a discussion of valuation assumptions, see Note 5 to our consolidated financial statements elsewhere in this report and Note 8 to the consolidated financial statements within Universal Compression Holding’s Form 10-K for the period ended December 31, 2006. Please see the “Grants of Plan-Based Awards Table” for more information regarding the option awards granted by Universal Compression Holdings in 2006.

(4)             The amounts included in the “Non-Equity Incentive Plan Compensation” column represent the allocated portion of awards paid in 2007 under Universal Compression Holdings’ 2006 Officer Incentive Plan (“OIP”), which covered the nine-month compensation measurement and performance review period beginning April 1, 2006 and ending December 31, 2006.

(5)             The amounts shown in the “All Other Compensation” column are attributable to the allocation of the following, which did exceed $10,000 in the aggregate:

•                  Mr. Snider: $7,005 for 2006 contribution for executive medical coverage under the Universal Compression Holdings Medical Expense Reimbursement Plan (“MERP”); $9,450 for matching contributions to his contributions under the Universal Compression Holdings 401(k) Retirement and Savings Plan; $14,175 for matching contributions under the Universal Compression Holdings Employees’ Supplemental Savings Plan (Non-Qualified Deferred Compensation Plan); and $8,450 for tax assistance and executive wellness.

•                  Mr. Anderson: $7,005 for 2006 contribution for executive medical coverage under MERP; $6,300 for matching contributions to his contributions under the Universal Compression Holdings 401(k) Retirement and Savings Plan; and $2,775 for matching contributions under the Universal Compression Holdings Employees’ Supplemental Savings Plan (Non-Qualified Deferred Compensation Plan).

•                  Mr. Danner: $7,005 for 2006 contribution for executive medical coverage under MERP; $9,450 for matching contributions to his contributions under the Universal Compression Holdings 401(k) Retirement and Savings Plan; $5,011 for matching contributions under the Universal Compression Holdings Employees’ Supplemental Savings Plan (Non-Qualified Deferred Compensation Plan); and $4,020 for tax assistance and executive wellness.

•                  Mr. Townsend: $7,005 for 2006 contribution for executive medical coverage under MERP; $9,450 for matching contributions to his contributions under the Universal Compression Holdings 401(k) Retirement and Savings Plan; $4,388 for matching contributions under the Universal Compression Holdings Employees’ Supplemental Savings Plan (Non-Qualified Deferred Compensation Plan); and $5,038 for tax assistance and club dues.

(6)             The amounts included in the “Total” compensation column represent the sum of all the other Summary Compensation Table columns.  The following table compares the total compensation received by the Named Executive Officers during the twelve months ended December 31, 2006 with the total Named Executive Officer compensation allocated to us for the period from October 20, 2006 through December 31, 2006.

Name and Position	Year	Total Compensation ($)	Allocated Compensation ($)	Allocated Compensation as a Percentage of Total 2006 Compensation
Stephen A. Snider President and Chief Executive Officer	2006	$2,107,993	$30,377	1.4%
Daniel K. Schlanger(1) Senior Vice President and Chief Financial Officer	2006	254,411	46,208	18.2%
Ernie L. Danner Executive Vice President and Chief Operating Officer	2006	1,172,457	16,766	1.4%
J. Michael Anderson Senior Vice President	2006	1,024,041	14,187	1.4%
Kirk E. Townsend Senior Vice President	2006	918,101	11,948	1.3%

(1)             Mr. Schlanger joined Universal Compression Holdings in May 2006.

2006 Grants of Plan-Based Awards Table

The following Grants of Plan-Based Awards Table provides additional information about stock and option awards and equity and non-equity incentive plan awards granted to the Named Executive Officers during the year ended December 31, 2006, both by Universal Compression Holdings and us.  The numbers presented are aggregated for the full year ended December 31, 2006, and are neither prorated for the period from October 20, 2006 to December 31, 2006 nor allocated for purposes of this presentation.

		(1) Estimated Future Payouts Under Non-Equity Incentive Plan Awards			(2) All Other Stock Awards: Number of Shares of Stock or	(3) All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	(4) Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Max. ($)	Units (#)	Options (#)	Awards ($/Sh)	and Option Awards
Stephen A. Snider		$110,000	$550,000	$1,100,000
	3/3/2006					130,000	$43.39	$2,338,700
	12/13/2006					85,714	25.94	154,088
	12/13/2006					85,714	25.94	154,088
								$2,646,876

Daniel K. Schlanger		$26,500	$132,500	$265,000
	6/16/2006				4,650			$248,775
	10/17/2006					107,143	$21.00	156,162
	12/13/2006					10,714	25.94	19,260
	12/13/2006					10,714	25.94	19,260
								$443,457

Ernie L. Danner		$56,800	$284,000	$568,000
	3/3/2006					25,000	$43.39	$449,750
	3/3/2006				15,000			650,550
	12/13/2006					64,286	25.94	115,567
	12/13/2006					64,286	25.94	115,567
								$1,331,434

J. Michael Anderson		$43,400	$217,000	$434,000
	3/3/2006					20,000	$43.39	$359,800
	3/3/2006				9,000			390,330
	12/13/2006					64,286	25.94	115,567
	12/13/2006					64,286	25.94	115,567
								$981,264

Kirk E. Townsend		$44,100	$220,500	$441,000
	3/3/2006					20,000	$43.39	$359,800
	3/3/2006				10,000			433,700
	12/13/2006					42,857	25.94	77,044
	12/13/2006					42,857	25.94	77,044
								$947,588

(1)             The amounts shown reflect Universal Compression Holdings’ 2006 Officer Incentive Plan (“OIP”) range of payouts. Universal Compression Holdings’ Compensation Committee established target OIP awards, expressed as a percentage of the executive’s 2006 base salary, and individual and Universal Compression Holdings’ performance measures for the purpose of determining the amount paid out under the OIP for each executive officer for the twelve months ended December 31, 2006. The amount shown in the “target” column represents the target percentage of each executive officer’s 2006 base salary. For 2006, the target percentages were: 100% for Mr. Snider; 80% for Mr. Danner; 70% for Messrs. Anderson and Townsend; and 50% for Mr. Schlanger (Mr. Schlanger’s bonus target is established outside the OIP). The amount shown in the “maximum” column represents the maximum amount payable under the OIP, which is 200% of the target amount shown. The amount shown in the “threshold” column represents the amount payable under the OIP if only the minimum level of company performance of the OIP is attained, which is 20% of the target amount shown. See the section “Compensation Discussion and Analysis” for more information regarding Universal Compression Holdings’ OIP.

(2)             The “All Other Stock Awards” column includes long-term incentive awards under the Universal Compression Holdings Restricted Stock Plan.  See the table titled “Outstanding Equity Awards at Fiscal Year-End” for additional information on equity awards.

(3)             The “All Other Option Awards” column includes long-term incentive awards under the Universal Compression Holdings Incentive Stock Option Plan and the Partnership’s Long-Term Incentive Plan and awards of UARs.  See the table titled “Outstanding Equity Awards at Fiscal Year-End” for additional information on equity awards.

(4)             The amounts included in the “Grant Date Fair Value of Stock and Option Awards” column represent the full grant date fair value of the awards computed in accordance with Statement of Financial Accounting Standards No. 123R.

Outstanding Equity Awards at Fiscal Year-End Table

The following Outstanding Equity Awards at Fiscal Year-End Table includes equity awards under Universal Compression Holdings’ and our long-term incentive plans.  Unless specifically identified in the footnotes below, the awards are granted under the applicable Universal Compression Holdings long-term incentive plan.  The numbers presented are aggregated for the full year ended December 31, 2006, and are neither prorated for the period from October 20, 2006 to December 31, 2006 nor allocated for purposes of this presentation.

							Stock Awards
	Option Awards								(1) Market Value of
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Shares or Units of Stock That Have Not Vested ($)
Stephen A. Snider	90,523				$31.65	12/11/2010	11,250	(2)	$698,738
	97,024				$33.60	4/20/2011	20,000	(3)	$1,242,200
	145,306				$21.30	2/19/2012
	29,015				$16.71	3/10/2013
	23,333	(4)	11,667	(4)	$30.07	4/30/2014
	10,000	(5)	20,000	(5)	$38.15	3/9/2015
	—		130,000	(6)	$43.39	3/3/2016
			85,714	(7)	$25.94	3/15/2010
			85,714	(8)	$25.94	3/15/2010
	395,201		333,095

Daniel K. Schlanger			10,714	(7)	$25.94	3/15/2010	4,650	(11)	$288,812
			10,714	(8)	$25.94	3/15/2010
			107,143	(12)	$21.00	3/15/2010
			128,571
Ernie L. Danner	50,523				$31.65	12/11/2010	9,000	(2)	$558,990
	17,024				$33.60	4/20/2011	12,000	(3)	$745,320
	20,306				$21.30	2/19/2012	15,000	(10)	$931,650
	16,666	(4)	8,334	(4)	$30.07	4/30/2014
	7,333	(5)	14,667	(5)	$38.15	3/9/2015
	—		25,000	(6)	$43.39	3/3/2016
			64,286	(7)	$25.94	3/15/2010
			64,286	(8)	$25.94	3/15/2010
	111,852		176,573
J. Michael Anderson	67,660				$17.30	3/31/2013	10,000	(9)	$621,100
	17,340				$17.30	3/31/2013	6,000	(2)	$372,660
	13,333	(4)	6,667	(4)	$30.07	4/30/2014	8,000	(3)	$496,880
	5,666	(5)	11,334	(5)	$38.15	3/9/2015	9,000	(10)	$558,990
	—		20,000	(6)	$43.39	3/3/2016
			64,286	(7)	$25.94	3/15/2010
			64,286	(8)	$25.94	3/15/2010
	103,999		166,573
Kirk E. Townsend	15,000				$22.00	5/23/2010	6,000	(2)	$372,660
	35,000				$31.65	12/11/2010	8,000	(3)	$496,880
	2,976				$33.60	4/20/2011	10,000	(10)	$621,100
	4,694				$21.30	2/19/2012
	13,333	(4)	6,667	(4)	$30.07	4/30/2014
	5,666	(5)	11,334	(5)	$38.15	3/9/2015
	—		20,000	(6)	$43.39	3/3/2016
			42,857	(7)	$25.94	3/15/2010
			42,857	(8)	$25.94	3/15/2010
	76,669		123,715

(1)             Based on the closing price of Universal Compression Holdings’ common stock as of December 29, 2006 ($62.11).

(2)             Remainder of unvested portion of April 30, 2004 Universal Compression Holdings restricted stock grant vests ratably on April 30, 2007, April 30, 2008 and April 30, 2009.

(3)             March 9, 2005 Universal Compression Holdings restricted stock grant vests ratably on March 9, 2007, March 9, 2008, March 9, 2009 and March 9, 2010.

(4)             Universal Compression Holdings options vest ratably and become exercisable on the first three anniversaries of the grant date and are fully vested on April 30, 2007.

(5)             Universal Compression Holdings options vest ratably and become exercisable on the first three anniversaries of the grant date and are fully vested on March 9, 2008.

(6)             Universal Compression Holdings options vest ratably and become exercisable on the first three anniversaries of the grant date and are fully vested on March 3, 2009.

(7)             Unit Option grant under our Long-Term Incentive Plan vests in full and becomes exercisable on January 1, 2009.

(8)             Universal Compression Holdings UAR grant vests on January 1, 2009.

(9)             Remainder of unvested portion of March 31, 2003 Universal Compression Holdings restricted stock grant vests ratably on March 31, 2007 and March 31, 2008.

(10)       March 3, 2006 Universal Compression Holdings restricted stock grant vests ratably on March 3, 2008, March 3, 2009, March 3, 2010 and March 3, 2011.

(11)       June 16, 2006 Universal Compression Holdings restricted stock grant vests ratably on June 16, 2008, June 16, 2009, June 16, 2010 and June 16, 2011.

(12)       Unit Option grant under our Long-Term Incentive Plan vests in full and becomes exercisable on January 1, 2009.

Option Exercises and Stock Vested Table

The following Option Exercises and Stock Vested Table provides additional information about the value realized by Named Executive Officers on option award exercises and stock award vesting during the year ended December 31, 2006. The numbers presented are aggregated for the full year ended December 31, 2006, and are neither prorated for the period from October 20, 2006 to December 31, 2006 nor allocated for purposes of this presentation.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	(1) Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		(2) Value Realized on Vesting ($)
Stephen A. Snider	111,384	$4,726,073	11,250	(3)	$518,025	(3)
Daniel K. Schlanger	—	$—	—		$—
Ernie L. Danner	158,695	$6,747,651	8,000	(4)	$373,300	(4)
J. Michael Anderson	—	$—	7,000	(5)	$365,150	(5)
Kirk E. Townsend	53,998	$2,090,751	4,500	(6)	$214,600	(6)

(1)             Amount in “Value Realized on Exercise” column represents the aggregate dollar value realized upon the exercise options to purchase Universal Compression Holdings common stock.

(2)             Amount in “Value Realized on Vesting” column represents the number of shares vested multiplied by the market price  of a share of Universal Compression Holdings common stock on the date of vesting.

(3)             The number of vested shares reported for Mr. Snider is attributable to vesting of the following awards:
       7,500 restricted shares of Universal Compression Holdings at $41.12 - $308,400
       3,750 restricted shares of Universal Compression Holdings at $55.90 - $209,625

(4)             The number of vested shares reported for Mr. Danner is attributable to vesting of the following awards:
       5,000 restricted shares of Universal Compression Holdings at $41.12 - $205,600
       3,000 restricted shares of Universal Compression Holdings at $55.90 - $167,700

(5)             The number of vested shares reported for Mr. Anderson is attributable to vesting of the following awards:
       5,000 restricted shares of Universal Compression Holdings at $50.67 - $253,350
       2,000 restricted shares of Universal Compression Holdings at $55.90 - $111,800

(6)             The number of vested shares reported for Mr. Townsend is attributable to vesting of the following awards:
       2,500 restricted shares of Universal Compression Holdings at $41.12 - $102,800
       2,000 restricted shares of Universal Compression Holdings at $55.90 - $111,800

Nonqualified Deferred Compensation Table

The following Nonqualified Deferred Compensation Table summarizes the Named Executive Officers’ compensation under Universal Compression Holdings’ nonqualified supplemental retirement plan.  The numbers presented are aggregated for the full year ended December 31, 2006, and are neither prorated nor allocated for purposes of this presentation.

Name	(1) Executive Contributions in Last Fiscal Year ($)	(2) Registrant Contributions in Last Fiscal Year ($)	(3) Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	(4) Aggregate Balance at Last Fiscal Year-End ($)
Stephen A. Snider	$541,452	$14,175	$208,271	$—	$2,176,653
Daniel K. Schlanger	—	—	—	—	—
Ernie L. Danner	59,654	5,011	222,824	—	1,617,893
J. Michael Anderson	12,836	2,775	24,957	—	145,307
Kirk E. Townsend	17,969	4,388	21,806	—	129,248

(1)             Amounts shown represent contributions made by each Named Executive Officer to Universal Compression Holdings’ non-qualified deferred compensation plan, the Employees’ Supplemental Savings Plan (“ESSP”), during calendar year 2006.  In addition, Mr. Snider elected to defer $429,629 of his incentive awarded in 2006 with respect to the 2005 compensation measurement and performance review period.

(2)             Amounts shown represent matching contributions made by Universal Compression Holdings to each Named Executive Officer’s ESSP account.

(3)             Amounts shown represent earnings under the ESSP considering historical balances, and Named Executive Officer and Universal Compression Holdings’ contributions during 2006.

(4)             Amounts shown represent the aggregate ESSP balance for each Named Executive Officer at December 31, 2006.

Potential Payments Upon Change of Control

Neither of Universal Compression Holdings nor UCO GP, LLC has elected, as a policy matter, to offer employment agreements to their executive officers.  Generally Universal Compression Holdings’ and UCO GP, LLC’s executive officers, including each of the Named Executive Officers, have entered into change of control agreements.  Universal Compression Holdings designed the agreements to retain its executives and provide continuity of management in the event of any actual or potential change of control of Universal Compression Holdings.  Each such agreement provides that if, during the one-year period following a change of control, Universal Compression Holdings terminates the executive’s employment other than for cause, death or disability, or the executive terminates for good reason, then Universal Compression Holdings will pay the executive in a lump sum in cash within 30 days after the date of termination the following:

•                  An amount equal to the executive’s annual base salary through the date of termination and a pro rated annual bonus based upon the greater of the annual bonus that would be payable to the executive for that year or the executive’s highest annual bonus over the preceding three years;

•                  An amount equal to two times the executive’s current annual base salary and two times the greater of the annual bonus that would be payable to the executive for that year or the executive’s highest annual bonus over the preceding three years;

•                  An amount equal to two times the employee’s basic and matching contributions credited to the executive under the 401(k) Retirement and Savings Plan and any other deferred compensation plan during the 12-month period immediately preceding the month of the executive’s date of termination, such amount being grossed up so that the amount the executive actually receives after payment of any federal or state taxes payable equals the amount described above;

•                  For a period of two years following the executive’s date of termination, Universal Compression Holdings will provide company medical and welfare benefits to the executive or the executive’s family equal to those benefits which would have been provided to such executive in accordance with the benefits if the executive’s employment had not been terminated;

•                  Universal Compression Holdings will pay the executive an amount equal to the amount forfeited by the executive under the deferred compensation plan, 401(k) Retirement and Savings Plan or any similar plan;

•                  All stock options, restricted stock, restricted stock units or other stock-based awards held by the executive that are not vested, will vest; and

•                  In the event that any payment or distribution made by Universal Compression Holdings to or for the benefit of the executive would be subject to a federal excise tax, then the executive is entitled to receive an additional gross-up payment.

All payments to Universal Compression Holdings’ executive officers under the change of control agreements are made in exchange for a commitment from the executive to not (1) disclose any confidential information concerning Universal Compression Holdings, (2) employ or seek to employ any key employee of Universal Compression Holdings or solicit or encourage such key employee to terminate his or her employment with Universal Compression Holdings during the two-year period following the termination of the executive’s employment and (3) engage in a competitive business for a period of one-year following the executive’s termination.  The proposed merger between Universal Compression Holdings and Hanover contemplated by the merger agreement, if consummated, will constitute a change of control under the Universal Compression Holdings change of control agreements.  The expenses associated with the change of control agreements are not reimbursable by the Partnership to Universal Compression Holdings, nor is it anticipated that any cost associated with such change of control agreements be allocated to the Partnership by Universal Compression Holdings.

Additionally, the Partnership Plan provides that, upon a change of control (defined in the Partnership Plan to include (1) any “person” or “group,” other than affiliates, becoming the beneficial owner of 50% or more of the voting power of the outstanding equity interests of Universal Compression Holdings or the Partnership, (2) a person other than Universal Compression Holdings, UCO GP, LLC or one of their affiliates becoming the general partner of the Partnership or (3) the sale or other disposition of all or substantially all of the assets of Universal Compression Holdings, UCO GP, LLC or the Partnership) all awards of phantom units (including the related DERS) and unit options automatically vest and become payable or exercisable, as the case may be.  The proposed merger between Universal Compression Holdings and Hanover contemplated by the merger agreement, if consummated, will not constitute a change of control under the Partnership Plan.

Assuming the occurrence of a triggering event under each of the Universal Compression Change of Control agreements and the Partnership Plan on December 31, 2006, and assuming a Universal Compression Holdings stock value of $62.11 per share and a Partnership common unit value of $26.84 per unit (the December 31, 2006 closing prices, respectively), Universal Compression Holdings and the Partnership estimate that the Named Executive Officers would receive the following benefits:

Name	Cash Severance	Release of Restricted Universal Compression Holdings Stock	Early Universal Compression Holdings Option Vesting	Medical Coverage	Excise Tax Reimbursement	UCLP Unit Options	(1) Other	TOTAL
Stephen A. Snider	$2,818,500	$1,940,938	$3,286,611	$23,944	$22,906	$77,143	$47,250	$8,217,292
Daniel K. Schlanger	795,000	288,812	—	9,934	9,162	635,358	21,218	1,759,484
Ernie L. Danner	1,427,024	2,235,960	1,086,443	23,944	14,020	57,857	28,922	4,874,170
J. Michael Anderson	1,329,740	2,049,630	859,573	23,944	8,798	57,857	31,509	4,361,051
Kirk E Townsend	1,386,000	1,490,640	859,573	23,944	13,416	38,571	27,675	3,839,819

(1)             Amounts shown represent each Named Executive Officer’s unvested account balance and Universal Compression Holdings’ matching contributions under each of Universal Compression Holdings’ 401(k) Retirement and Savings Plan and ESSP.

Compensation Committee Interlocks and Insider Participation

Messrs. Crump (chair), Finley and McCollum served on the compensation committee of the board of directors of UCO GP, LLC during 2006. There were no compensation committee interlocks or insider participation during 2006.

DIRECTOR COMPENSATION

Retainers and Fees

Officers or employees of UCO GP, LLC or its affiliates who also serve as directors do not receive additional compensation for their service as a director of UCO GP, LLC. Each of Messrs. Snider, Schlanger, Danner, Anderson and Townsend are officers of UCO GP, LLC and also serve as directors.  In November 2006, UCO GP, LLC’s board of directors implemented a program of cash and equity compensation for its non-employee directors. Directors who are not officers or employees of UCO GP, LLC or Universal Compression Holdings receive compensation consisting of:

•                  an annual retainer of $25,000;

•                  annual phantom unit compensation of $40,000 pursuant to the Partnership’s Long-Term Incentive Plan;

•                  an annual retainer fee for the chairs of the audit committee, conflicts committee and compensation committee of $10,000, $5,000 and $5,000, respectively;

•                  a fee per board of directors meeting of $1,000 if attended in person or $500 if attended telephonically;

•                  a fee per committee meeting for each committee member who is a chairperson of $1,500, whether attended in person or telephonically; and

•                  a fee per committee meeting for each committee member who is a non-chairperson of $1,000 if attended in person or $500 if attended telephonically.

In addition, each director is reimbursed for his reasonable out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under Delaware law.

Equity-Based Compensation

Non-employee directors are annually awarded phantom units under the Universal Compression Partners, L.P. Long-Term Incentive Plan. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the Partnership compensation committee, the cash equivalent to the value of a common unit. Phantom units awarded to non-employee directors are granted with tandem DERs, which are credited with an amount equal to any cash distributions made by the Partnership on common units during the period such phantom units are outstanding and are payable upon vesting of the tandem phantom units without interest.

During the period ended December 31, 2006, the directors of UCO GP, LLC were compensated as set forth below:

Director	(1) Fees Earned or Paid in Cash ($)	(2) Stock Awards ($)	Total ($)
James G. Crump	$12,500	$1,480	$13,980
George S. Finley	10,500	1,189	11,689
Mark A. McCollum	8,250	1,480	9,730

(1)             Amounts shown represent cash paid to directors for the twelve months ended 2006.

(2)             Amounts shown represent the compensation cost we recognized in 2006 related to awards of phantom units, as described in Statement of Financial Accounting Standards No. 123R.  For a discussion of valuation assumptions, see Note 5 to our consolidated financial statements elsewhere in this report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information (1)

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	N/A	N/A
Equity compensation plans not approved by security holders	599,179	$23.75	25,821
Total	599,179	$23.75	25,821

(1)             Includes phantom unit grants to Messrs. Crump, McCollum and Finley in the amount of 2,000, 2,000 and 1,607, respectively.  Excluding phantom unit grants, the responses are as follows: (a) 593,572, (b) $23.76 and (c) 31,428. For more information about our Long-Term Incentive Plan, which did not require approval by our unitholders, refer to Item 11, “Executive Compensation — Compensation Discussion & Analysis — Compensation Policy Components — Long-Term Incentives — Universal Compression Partners Long-Terms Incentives.”

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 15, 2007, the beneficial owners of more than five percent of the Partnership’s outstanding limited partner units.  Beneficial ownership is determined in accordance with the rules of the SEC.

Name and Address of Beneficial Owner	Aggregate Number of Common Units Beneficially Owned	Percent of Common Units(1)	Aggregate Number of Subordinated Units Beneficially Owned	Percent of Subordinated Units(2)	Percent of Total Units Beneficially Owned(3)
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(4) 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	799,351	12.64%	—	—	6.32%
Universal Compression Holdings 4444 Brittmoore Road Houston, TX 77041	—	—	6,325,000	100.00%	50.00%

(1)             Reflects the common units beneficially owned as a percentage of 6,325,000 common units outstanding.

(2)             Reflects the subordinated units beneficially owned as a percentage of 6,325,000 subordinate units outstanding.

(3)             As a percentage of the total limited partner interest.  When taking into consideration the 2% general partner interest, the percentages reflected in this column are 6.19% and 49.00%, respectively.

(4)             Based solely on a review of the Schedule 13G jointly filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne on February 14, 2007.

Security Ownership of Management

The following table sets forth, as of March 15, 2007, the beneficial ownership of the Partnership’s common units by UCO GP, LLC’s directors, Named Executive Officers and directors and executive officers as a group.  No person or group has the right to acquire common units—via unit options, phantom units or otherwise—within 60 days of that date.  The address for each executive officer and director listed below is c/o UCO GP, LLC, 4444 Brittmoore Road, Houston, Texas 77041.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Stephen A. Snider	100,000	1.58%
Daniel K. Schlanger	7,500	*
Ernie L. Danner	120,720	1.91%
J. Michael Anderson	5,000	*
Kirk E. Townsend	10,000	*
James G. Crump	—	—
George S. Finley	—	—
Mark A. McCollum	—	—
All directors and executive officers as a group (12 persons) (2)	250,720	3.96%

*                    Less than 1% of the common units outstanding.

(1)             Reflects the common units beneficially owned as a percentage of 6,325,000 common units outstanding.

(2)             Includes 7,500 common units owned by executive officers not listed in the above table.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Distributions and Payments to Our General Partner and its Affiliates

Universal Compression Holdings and its subsidiaries own 6,325,000 subordinated units, which constitute 49% ownership of the Partnership, and 258,163 general partner units, which constitute the entire 2% general partner interest, resulting collectively in a 51% effective ownership interest in the Partnership.  Universal Compression Holdings is, therefore, a “related person” relative to the Partnership under SEC regulations, and we believe that Universal Compression Holdings has and will have a direct and indirect material interest in its various transactions with the Partnership.

The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of Universal Compression Partners, L.P. These distributions and payments were determined by and among affiliated entities and, consequently, were not the result of arm’s-length negotiations.

Formation Stage

The consideration received by Universal Compression Holdings and its subsidiaries for the contribution of the assets and liabilities to us on October 20, 2006	• 825,000 common units, which were later redeemed by the Partnership using a portion of the aggregate net proceeds from the initial public offering;

• 6,325,000 subordinated units;

• 258,163 general partner units;

• the incentive distribution rights; and

• our assumption of $228.4 million of indebtedness from Universal Compression Holdings.

Operational Stage

Distributions of available cash to our general partner and its affiliates

We will generally make cash distributions 98% to our unitholders on a pro rata basis, including our general partner and its affiliates, as the holders of 6,325,000 subordinated units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, then our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $0.4 million on their general partner units and $8.9 million on their subordinated units.On February 14, 2007, we paid a prorated quarterly distribution on all our outstanding units with respect to the period from October 20, 2006 to December 31, 2006, including the following to Universal Compression Holdings: approximately $0.1 million on Universal Compression Holdings’ general partner units and $1.8 million on its subordinated units.

Payments to our general partner and its affiliates

Subject to certain caps, we reimburse Universal Compression Holdings and its affiliates for the payment of all direct and indirect expenses incurred on our behalf. For further information regarding the reimbursement of these expenses, please read “— Omnibus Agreement” below.

Withdrawal or removal of our general partner

If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Pursuant to the terms of our Omnibus Agreement (as described below), we reimburse Universal Compression Holdings for (1) allocated expenses of operational personnel who perform services for our benefit, (2) direct costs incurred with operating and maintaining our assets and (3) for allocated selling, general and administrative expenses.  Our general partner does not receive any management fee or other compensation for its management of us. Our general partner and its affiliates are reimbursed for all expenses incurred on our behalf, including the compensation of employees of Universal Compression Holdings that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of our business and that are allocable to us. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Except as provided in the Omnibus Agreement, there is no cap on the amount that may be paid or reimbursed to our general partner or its affiliates for compensation or expenses incurred on our behalf.

Omnibus Agreement

Upon the closing of the Partnership’s initial public offering, the Partnership entered into an omnibus agreement (“Omnibus Agreement”) with Universal Compression Holdings, its general partner and others. The following describes the provisions of the Omnibus Agreement. The Omnibus Agreement (other than the indemnification obligations described below under “— Indemnification for Environmental and Related Liabilities”) will terminate on a change of control of the Partnership’s general partner or the removal or withdrawal of its general partner, and certain provisions will terminate upon a change of control of Universal Compression Holdings.

Non-competition

Under the Omnibus Agreement, Universal Compression Holdings agreed not to offer or provide compression services in the United States to the contract compression services customers contributed to the Partnership in connection with the closing of its initial public offering.  In addition, under the Omnibus Agreement, the Partnership agreed not to offer or provide compression services to Universal Compression Holdings’ domestic contract compression services customers.

Universal Compression Holdings also agreed that new customers for contract compression services will be for the Partnership’s account unless the new customer is unwilling to contract with the Partnership or unwilling to do so under the Partnership’s new form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with the Partnership, then Universal Compression Holdings may provide compression services to the new customer.

Unless the Omnibus Agreement is terminated earlier as described above, the non-competition provisions of the Omnibus Agreement will terminate in October 2009.  If a change of control of Universal Compression Holdings occurs prior to October 19, 2009, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Universal Compression Holdings will agree for the remaining term of the non-competition arrangements not to provide compression services to the Partnership’s customers at the sites at which the Partnership is providing compression services to them at the time of the change of control.

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, Universal Compression Holdings has agreed to indemnify the Partnership for three years after the closing of the Partnership’s initial public offering against certain potential environmental claims, losses and expenses associated with the operation of the Partnership’s assets and occurring before the closing date of the initial public offering. Universal Compression Holdings’ maximum liability for this indemnification obligation will not exceed $5 million and Universal Compression Holdings will not have any obligation under this indemnification until the Partnership’s aggregate losses exceed $250,000. Universal Compression Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of the initial public offering. The Partnership has agreed to indemnify Universal Compression Holdings against environmental liabilities related to the Partnership’s assets to the extent Universal Compression Holdings is not required to indemnify the Partnership.

Additionally, Universal Compression Holdings will indemnify the Partnership for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. The Partnership will indemnify Universal Compression Holdings for all losses attributable to the post-closing operations of the assets contributed to the Partnership, to the extent not subject to Universal Compression Holdings’ indemnification obligations.  For the period June 22, 2006 through December 31, 2006, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Universal Compression Holdings

Pursuant to the Omnibus Agreement, the Partnership is permitted to purchase newly fabricated compression equipment from Universal Compression Holdings or its affiliates at Universal Compression Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Universal Compression Holdings and the conflicts committee of the board of directors of our general partner.  For the period June 22, 2006 through December 31, 2006, the Partnership did not purchase any new compression equipment from Universal Compression Holdings.

Transfer of Compression Equipment with Universal Compression Holdings

Pursuant to the Omnibus Agreement, in the event that Universal Compression Holdings determines in good faith that there exists a need on the part of Universal Compression Holdings’ contract compression services business or on the Partnership’s part to transfer compression equipment between Universal Compression Holdings and the Partnership so as to fulfill the compression services obligations of either of Universal Compression Holdings or the Partnership, such equipment may be so transferred if it will not cause the Partnership to breach any existing contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs.

In consideration for such transfer of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it; (2) agree to lease such compression equipment from the transferor; or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it.

Unless the Omnibus Agreement is terminated earlier as discussed above, the transfer of compression equipment provisions of the Omnibus Agreement described above will terminate in October 2009.

For the period June 22, 2006 through December 31, 2006, the Partnership had revenue and cost of sales with affiliates related to leases of compression equipment of $37,000 and $72,000, respectively.

Reimbursement of Operating and Selling, General and Administrative Expense

Universal Compression Holdings provides all operational staff, corporate staff and support services reasonably necessary to run the Partnership’s business. The services provided by Universal Compression Holdings may include, without limitation, operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning (“ERP”) system, training, executive, sales, business development and engineering.

Costs incurred by Universal Compression Holdings directly attributable to the Partnership are charged to the Partnership in full.  Costs incurred by Universal Compression Holdings that are indirectly attributable to the Partnership and Universal Compression Holdings’ other operations are allocated among the Partnership and Universal Compression Holdings other operations.  The allocation methodologies vary based on the nature of the charge and include, among other things, revenue, employee headcount and net assets.  The Partnership believes that the allocation methodologies used to allocate indirect costs to it are reasonable.  Included in the Partnership’s selling, general and administrative expense for the period June 22, 2006 through December 31, 2006 are $1.8 million of indirect costs incurred by Universal Compression Holdings.

Universal Compression Holdings has agreed that, for a period that will terminate on December 31, 2008, the Partnership’s obligation to reimburse Universal Compression Holdings for (1) any cost of sales that it incurs in the operation of the Partnership’s business will be capped at an amount equal to $16.95 per horsepower (after taking into account any such costs the Partnership incurs and pays directly) on a quarterly basis; and (2) any selling, general and administrative costs allocated to the Partnership will be capped at $2.5 million per quarter (after taking into account any such costs the Partnership incurs and pays directly). These caps may be subject to increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses.

In 2006, the Partnership’s cost of sales exceeded the $4.4 million prorated portion of the cap for the period from October 20, 2006 to December 31, 2006 by $0.5 million.  The excess amount over the cap is being accounted for as a capital contribution by Universal Compression Holdings to the Partnership.

Indemnification of Directors and Officers

Under our partnership agreement, in most circumstances, we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages or similar events:

•          our general partner;

•          any departing general partner;

•          any person who is or was an affiliate of a general partner or any departing general partner;

•          any person who is or was a director, officer, member, partner, fiduciary or trustee of any entity set forth in the preceding three bullet points;

•          any person who is or was serving as director, officer, member, partner, fiduciary or trustee of another person at the request of our general partner or any departing general partner; and

•          any person designated by our general partner.

Any indemnification under these provisions will only be out of our assets. Unless it otherwise agrees, our general partner will not be personally liable for, or have any obligation to contribute or lend funds or assets to us to enable us to effectuate, indemnification. We may purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our partnership agreement.

Directed Unit Program

In connection with our initial public offering which closed on October 20, 2006, certain of our officers and directors, including the Named Executive Officers, purchased common units under our directed unit program with a combined value at the time of the initial public offering of approximately $5.3 million.  Both in connection with the units acquired pursuant to the directed unit program and units acquired through other means, the Partnership will make quarterly distributions to the Named Executive Officers, as it will with all other unit holders as of the quarterly distribution record date.

Review, Approval or Ratification of Transactions with Related Persons

The related person transactions in which we engaged in 2006 were typically of a recurring, ordinary course nature and were previously made known to the board of directors of UCO GP, LLC and for the most part were of the sort contemplated by the Omnibus Agreement. While we do not have formal, specified policies or procedures for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404, as related person transactions may result in potential conflicts of interest among management and board-level decision makers, our partnership agreement does, however, set forth procedures that the board of directors of UCO GP, LLC may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disproval of such matters.

In connection with our initial public offering, the board of directors of UCO GP, LLC established a conflicts committee to carry out certain duties set forth in the partnership agreement and the Omnibus Agreement, and to carry out any other duties delegated by UCO GP, LLC’s board of directors that involve or relate to conflicts of interests between us and Universal Compression Holdings, including its wholly-owned operating subsidiary, Universal Compression, Inc.

The conflicts committee is charged with acting on an informed basis, in good faith and in an honest belief that any action taken by the conflicts committee is in the best interests of the Partnership.  In taking any such action, including the resolution of any conflict of interest, the conflicts committee is authorized to consider any factors as the conflicts committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

Director Independence

Please see Item 10 “Directors, Executive Officers and Corporate Governance—Directors and Executive Officers” of this report for a discussion of director independence matters.

ITEM 14. Principal Accountant Fees and Services

During 2006, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP were billed to Universal Compression Holdings and then charged to us by Universal Compression Holdings for the period from the closing of our initial public offering on October 20, 2006 through December 31, 2006.  The services rendered were for the audit of our annual financial statements and were approximately $34,000. All of those fees were “Audit Fees,” and none of those fees constituted “Audit-Related Fees,”  “Tax Fees” or “All other fees,” in each case, as such terms are defined by the SEC.

In considering the nature of the services provided by Deloitte & Touche LLP, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and UCO GP, LLC management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

The services performed by the independent registered public accounting firm during 2006 were approved in advance by the audit committee of Universal Compression Holdings and the members of the board of directors of UCO GP, LLC (acting as the de facto members of board of directors of UCO GP, LLC’s audit committee prior to such committee’s formation). Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to UCO GP, LLC’s audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair, or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Report:

1.             Financial Statements—The financial statements of the Partnership and Predecessor listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

(b)           Exhibits

EXHIBIT INDEX

Exhibit Number		Description

3.1	—

Certificate of Limited Partnership of Universal Compression Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006, File No. 333-135351)

3.2	—

First Amended and Restated Limited Partnership Agreement of Universal Compression Partners, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2006, File No. 001-33078)

3.3	—	Certificate of Partnership of UCO General Partner, LP (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006, File No. 333-135351)

3.4	—

Amended and Restated Limited Partnership Agreement of UCO General Partner, LP (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 26, 2006, File No. 001-33078)

3.5	—	Certificate of Formation of UCO GP, LLC (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006, File No. 333-135351)

3.6	—

Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed October 26, 2006, File No. 001-33078)

10.1†	—

Universal Compression Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006, File No. 333-135351)

10.2†	—	Form of Unit Option Grant (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006, File No. 333-135351)

10.3†	—	Form of Phantom Unit Grant (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006, File No. 333-135351)

Exhibit Number		Description

10.4	—

Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P., as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2006, File No. 001-33078)

10.5	—

Contribution, Conveyance and Assumption Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P., UCO GP, LLC, UCO General Partner, LP, UC Operating Partnership, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCLP Leasing, L.P., UCI MLP LP LLC, UCI GP LP LLC, UCLP OLP GP LLC, and UCLP Leasing GP LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 26, 2006, File No. 001-33078)

10.6	—

Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P., UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed October 26, 2006, File No. 001-33078)

10.7*	—

Guaranty Agreement dated as of October 20, 2006 made by Universal Compression Partners, L.P. as Guarantor, UCLP OLP GP LLC, as Guarantor and UCLP Leasing, L.P., as Guarantor and each of the other Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent

10.8*	—

Collateral Agreement dated as of October 20, 2006 made by UC Operating Partnership, L.P., UCLP OLP GP LLC, Universal Compression Partners, L.P. and UCLP Leasing, L.P. in favor of Wachovia Bank, National Association, as US Administrative Agent

21.1	—

List of Subsidiaries of Universal Compression Partners, L.P. (incorporated by reference to Exhibit 21.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed September 19, 2006, File No. 333-135351)

31.1*	—

Certification of the Chief Executive Officer of UCO GP, LLC (as ultimate general partner of the general partner of Universal Compression Partners, L.P.) pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

31.2*	—

Certification of the Chief Financial Officer of UCO GP, LLC (as ultimate general partner of the general partner of Universal Compression Partners, L.P.) pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934

32.1*	—

Certifications of the Chief Executive Officer and Chief Financial Officer of UCO GP, LLC (as ultimate general partner of the general partner of Universal Compression Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

†                     Management contract or compensatory plan or arrangement

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNIVERSAL COMPRESSION PARTNERS, L.P. FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm .
Consolidated Balance Sheet as of December 31, 2006.
Consolidated Statement of Operations for the period from June 22, 2006 through December 31, 2006.
Consolidated Statement of Partners’ Capital and Comprehensive Income for the period from June 22, 2006 through December 31, 2006.
Consolidated Statement of Cash Flows for the period from June 22, 2006 through December 31, 2006.
Notes to the Consolidated Financial Statements.

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR COMBINED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm.
Combined Balance Sheet as of December 31, 2005.

Combined Statements of Operations, Comprehensive Income and Changes in Net Parent Equity for the period from January 1, 2006 through October 19, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005.

Combined Statements of Cash Flows for the period from January 1, 2006 through October 19, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005.
Notes to the Combined Financial Statements.

Schedule II – Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Universal Compression Partners, L.P:

Houston, TX

We have audited the accompanying consolidated balance sheet of Universal Compression Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2006, and the related consolidated statements of operations, partners’ capital and comprehensive income and cash flows for the period from June 22, 2006 to December 31, 2006.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit of the Partnership included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion on the Partnership’s internal control over financial reporting.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2006, and the results of their operations and cash flows for the period from June 22, 2006 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, TX
March 27, 2007

UNIVERSAL COMPRESSION PARTNERS, L.P.

CONSOLIDATED BALANCE SHEET

(In thousands, except unit amounts)

December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,430
Accounts receivable, net of allowance for bad debts of zero as of December 31, 2006	5,676
Accounts receivable, affiliate	4,732
Total current assets	12,838
Contract compression equipment	193,957
Accumulated depreciation	(40,759)
Net property and equipment	153,198
Goodwill	36,549
Other assets	1,076
Total assets	$203,661
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$1,641
Accounts payable, affiliate	5,204
Accrued liabilities	234
Accrued interest	597
Total current liabilities	7,676
Long-term debt	125,000
Derivative financial instrument	1,528
Total liabilities	134,204
Commitments and contingencies (Note 7)
Partners’ capital:
Common units, 6,325,000 issued and outstanding as of December 31, 2006	122,142
Subordinated units, 6,325,000 issued and outstanding as of December 31, 2006	(57,468)
General partner units, 2.0% interest with 258,163 equivalent units outstanding as of December 31, 2006	5,496
Accumulated other comprehensive loss	(713)
Total partners’ capital	69,457
Total liabilities and partners’ capital	$203,661

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION PARTNERS, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per unit amounts)

Period from June 22, 2006 through December 31, 2006

Revenue	$13,465
Cost of sales (excluding depreciation expense)	4,952
Depreciation	2,108
Selling, general and administrative expenses	1,885
Interest expense, net	1,815
Net income	$2,705

General partner interest in net income	$54
Limited partner interest in net income	$2,651

Weighted average common and common equivalent units outstanding:
Basic	4,810
Diluted	4,811

Earnings per unit—Basic	$0.55
Earnings per unit—Diluted	$0.55

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION PARTNERS, L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

(In thousands, except unit amounts)

	Partners’ Capital						Accumulated Other
	Common Units		Subordinated Units		General Partner Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, June 22, 2006	$—	—	$—	—	$—	—	$—	$—
Proceeds from initial public offering, net of underwriters discounts and offering expenses	120,693	6,325,000						120,693
Issuance of units to Universal Compression Holdings, Inc. for a portion of its domestic contract compression business	16,199	825,000	(59,298)	6,325,000	5,421	258,163		(37,678)
Redemption of common units from Universal Compression Holdings, Inc.	(16,199)	(825,000)						(16,199)
Contribution of capital			505		21			526
Unit based compensation expense	123							123
Comprehensive income:
Interest rate swap agreement loss							(713)
Net income	1,326		1,325		54
Comprehensive income								1,992
Balance, December 31, 2006	$122,142	6,325,000	$(57,468)	6,325,000	$5,496	258,163	$(713)	$69,457

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION PARTNERS, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Period from June 22, 2006 through December 31, 2006
Cash flows from operating activities:
Net income	$2,705
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation	2,108
Amortization of debt issuance cost	44
Unit based compensation expense	123
(Increase) decrease in receivables	(10,408)
Increase (decrease) in accounts payable	7,372
Increase (decrease) in accrued liabilities	844
Net cash provided by operating activities	2,788
Cash flows from investing activities:
Additions to contract compression equipment	(332)
Net cash used in investing activities	(332)
Cash flows from financing activities:
Proceeds from issuance of debt	125,000
Principal repayments of long-term debt	(228,400)
Net proceeds from issuance of common units	120,693
Repurchase of common units from affiliate	(16,199)
Debt issuance costs	(1,120)
Net cash used in financing activities	(26)

Net increase in cash and cash equivalents	2,430
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$2,430
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,218

See accompanying notes to consolidated financial statements.

UNIVERSAL COMPRESSION PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

Organization

Universal Compression Partners, L.P. (the “Partnership”) is a publicly held Delaware limited partnership formed on June 22, 2006, to acquire certain contract compression customer service agreements and a related compressor fleet used to service those customers from Universal Compression Partners Predecessor.  Universal Compression Partners Predecessor’s operations are owned by Universal Compression Holdings, Inc. and its subsidiaries (“Universal Compression Holdings”). In order to simplify the Partnership’s obligations under the laws of selected jurisdictions in which the Partnership will conduct business, the Partnership’s activities will be conducted through a wholly-owned operating partnership.

UCO General Partner, LP, as general partner of the Partnership and an indirect wholly-owned subsidiary of Universal Compression Holdings, contributed $20 and Universal Compression, Inc., as the organizational limited partner, contributed $980 to the Partnership on June 22, 2006.  As UCO General Partner, L.P. is a limited partnership, its general partner UCO GP, LLC conducts the Partnership’s business and operations, and the Board of Directors and Officers of UCO GP, LLC make decisions on the Partnership’s behalf.

Because the Partnership was formed on June 22, 2006, the Consolidated Statement of Operations, Consolidated Statement of Partners’ Capital and Comprehensive Income and the Consolidated Statement of Cash Flows are presented for the period from June 22, 2006 through December 31, 2006.  However, the Partnership did not conduct any operations until the completion of its initial public offering on October 20, 2006.  Therefore, the Partnership’s results of operations for the period from June 22, 2006 through December 31, 2006 only reflect operations beginning on October 20, 2006.  Financial statements and notes for Universal Compression Partners Predecessor can be found elsewhere in this report.

Nature of Operations

Natural gas compression is a mechanical process whereby the pressure of a volume of natural gas at an existing pressure is increased to a desired higher pressure for transportation from one point to another, and is essential to the transportation and production of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including: (1) at the wellhead; (2) throughout gathering and distribution systems; (3) into and out of processing and storage facilities; and (4) along intrastate and interstate pipelines.

 Initial Public Offering of the Partnership

In October 2006, the Partnership completed an initial public offering of 6,325,000 common units in the Partnership, at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option. All of the units were issued by the Partnership.  The common units sold to the public represent a 49% limited partner interest in the Partnership.

The net proceeds of the offering were $120.7 million after deducting underwriting discounts and commissions and expenses associated with the offering.  In connection with the offering, (a) Universal Compression Holdings contributed to the Partnership contract compression services contracts with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of Universal Compression Holdings’ domestic contract compression business, (b) the Partnership assumed $228.4 million in debt from Universal Compression Holdings, (c) Universal Compression Holdings received 825,000 common units and 6,325,000 subordinated units representing limited partner interests in the Partnership; and (d) the Partnership issued to its general partner, an indirect wholly owned subsidiary of Universal Compression Holdings, a 2% general partner interest in the Partnership and all of the incentive distribution rights in the Partnership, which entitle the Partnership’s general partner to increasing percentages of the cash distributed in excess of $0.4025 per unit per quarter.  The Partnership used the aggregate net proceeds from the offering to repay a portion of the debt it assumed from Universal Compression Holdings and to redeem the 825,000 common units it issued to Universal Compression Holdings.

Principles of Consolidation

The accompanying consolidated financial statements include the Partnership and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the Partnership’s financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash flows are computed using the indirect method.

Revenue Recognition

Revenue is recognized by the Partnership using the following criteria: (a) persuasive evidence of an exchange arrangement exists; (b) delivery has occurred or services have been rendered; (c) the buyer’s price is fixed or determinable; and (d) collectibility is reasonably assured.  Revenue from contract compression service is recorded when earned, which generally occurs monthly at the time the monthly compression service is provided to customers in accordance with the contracts.

Concentration of Credit Risk

Trade accounts receivable are due from companies of varying size engaged in natural gas activities in the United States. The Partnership reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis and in accordance with industry standards. During the period June 22, 2006 through December 31, 2006, two customers accounted for 37% and 16%, respectively, of total revenue.  As of December 31, 2006, no allowance for doubtful accounts has been established and for the period June 22, 2006 through December 31, 2006, the Partnership did not write off any bad debts.

Property and Equipment

Property and equipment is carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service.  The estimated useful lives as of December 31, 2006 were 15 to 30 years.

Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated useful life of up to 6.5 years.

Depreciation expense for the period from June 22, 2006 through December 31, 2006 was $2.1 million.

Property and equipment is reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value.

Goodwill

The goodwill recorded by the Partnership on the date of the initial public offering of $36.5 million was an allocation of Universal Compression Partners Predecessor goodwill and was recorded as a capital contribution to the Partnership.  The amount allocated was based on the fair value of the net assets of Universal Compression Partners Predecessor that were transferred to the Partnership to the total fair value of the net assets of Universal Compression Partners Predecessor.

In accordance with the requirements in the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Partnership’s Predecessor performed its required annual impairment test for goodwill as of February 28, 2006.  As of that date, the Predecessor determined that there was no impairment of its goodwill.  Neither the Predecessor nor the Partnership determined that there were any indicators of potential impairment after this date and through December 31, 2006.  The Partnership’s initial goodwill impairment test will be performed as of February 28, 2007, but is not complete as of the date of this report.  The impairment test involves a comparison of the fair value of the Partnership’s reporting unit with its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models.  If for any reason the fair value of the goodwill or that of the Partnership’s reporting unit declines below the carrying value in the future, the Partnership may incur charges for the impairment.

Unit-Based Compensation

Effective June 22, 2006, the Partnership adopted SFAS No. 123R, “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

Income Taxes

No provision for income taxes has been reflected in the accompanying consolidated financial statements because the Partnership is treated as a partnership for federal and state income tax purposes. As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by the Partnership flow through to the unitholders of the Partnership.

In May 2006, the State of Texas enacted a margin tax which will become effective for tax reports originally due on or after January 1, 2008.  This margin tax will require the Partnership to determine a tax of 1.0% on its “margin,” as defined in the law, based on 2007 results.  The margin tax base to which the tax rate will be applied is either the lesser of 70% of the Partnership’s total revenues for federal income tax purposes or total revenue less cost of goods sold or compensation for federal income tax purposes, in the State of Texas.  Under the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Partnership is required to record the effects on deferred taxes for a change in tax rates or tax laws in the period of the enactment date.

Under SFAS No. 109, taxes based on income like the Texas margin tax are accounted for using the liability method under which deferred income taxes are recognized for the future effects of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using the enacted statutory rates in effect at the end of the period.  A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be recognized.

For the period from June 22, 2006 through December 31, 2006, the Texas margin tax did not have an effect on the Partnership’s statement of operations or financial position.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for entities to report information about the operating segments and geographic areas in which they operate. The Partnership only operates in one segment and all of its operations are located in the United States.

Fair Value of Financial Instruments

The Partnership’s financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value due to their short-term nature) and long-term debt.  The fair value of the Partnership’s revolving credit facility (see Note 3) is representative of its carrying value based upon variable rate terms.

Hedging and Use of Derivative Instruments

The Partnership utilizes an interest rate swap agreement to hedge the exposure to variable cash flows on its floating rate debt (cash flow hedge).  The swap is not used for trading or speculative purposes.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the Partnership recorded this interest rate swap on the balance sheet as a derivative liability, measured at its fair value.  Fair value was estimated using a discounted cash flow approach.  This instrument qualifies for hedge accounting as it reduces the interest rate risk of the underlying hedged item and was designated as a cash flow hedge at inception. This swap results in financial impacts that are inversely correlated to those of the item being hedged. Changes in the fair value of the swap designated as a cash flow hedge is deferred in accumulated other comprehensive loss, net of tax, to the extent the contract is effective as a hedge until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, the Partnership would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from this interest rate swap agreement are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.  As of December 31, 2006, this swap was considered effective and for the period ended December 31, 2006 there was no ineffectiveness.

Environmental Liabilities

The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

 Earnings Per Limited Partner Unit

 The computation of earnings per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the applicable period. Basic earnings per limited partner unit is determined by dividing net income, after deducting the amount allocated to the general partner interest (including its incentive distribution in excess of its 2% interest), by the weighted average number of outstanding limited partner units during the period.

The only potentially dilutive securities issued by the Partnership are unit options and phantom units, neither of which would impact the calculation of net income for dilutive earnings per unit purposes.  The dilutive effects of unit option and phantom unit grants outstanding for the period from June 22, 2006 through December 31, 2006 were 980 units.  For the period of June 22, 2006 through December 31, 2006, 332,143 unit options were excluded from the computation of diluted earnings per unit as the unit options exercise prices were greater than the average market price for the period.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership has concluded that adoption of FIN 48 will not have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact that the adoption of SFAS No. 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 will be effective for the Partnership on January 1, 2008.  The Partnership is currently evaluating the impact that the adoption of SFAS No. 159 will have on its financial statements.

2.  Related Party Transactions

Upon the closing of the Partnership’s initial public offering, it entered into an omnibus agreement (“Omnibus Agreement”) with Universal Compression Holdings, its general partner and others. The following describes the provisions of the Omnibus Agreement. The Omnibus Agreement (other than the indemnification obligations described below under “— Indemnification for Environmental and Related Liabilities”) will terminate on a change of control of the Partnership’s general partner or the removal or withdrawal of its general partner, and certain provisions will terminate upon a change of control of Universal Compression Holdings (see Note 8).

Non-competition

Under the Omnibus Agreement, Universal Compression Holdings agreed not to offer or provide compression services in the United States to the contract compression services customers contributed to the Partnership in connection with the closing of its initial public offering.  In addition, under the Omnibus Agreement, the Partnership agreed not to offer or provide compression services to Universal Compression Holdings’ domestic contract compression services customers.

Universal Compression Holdings also agreed that new customers for contract compression services will be for the Partnership’s account unless the new customer is unwilling to contract with the Partnership or unwilling to do so under the Partnership’s new form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with the Partnership, then Universal Compression Holdings may provide compression services to the new customer.

Unless the Omnibus Agreement is terminated earlier as described above, the non-competition provisions of the Omnibus Agreement will terminate on October 16, 2009.  If a change of control of Universal Compression Holdings occurs prior to October 19, 2009, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Universal Compression Holdings will agree for the remaining term of the non-competition arrangements not to provide compression services to the Partnership’s customers at the sites at which the Partnership is providing compression services to them at the time of the change of control.

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, Universal Compression Holdings will indemnify the Partnership for three years after the closing of the Partnership’s initial public offering against certain potential environmental claims, losses and expenses associated with the operation of the Partnership’s assets and occurring before the closing date of the initial public offering. Universal Compression Holdings’ maximum liability for this indemnification obligation will not exceed $5 million and Universal Compression Holdings will not have any obligation under this indemnification until the Partnership’s aggregate losses exceed $250,000. Universal Compression Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of the initial public offering. The Partnership has agreed to indemnify Universal Compression Holdings against environmental liabilities related to the Partnership’s assets to the extent Universal Compression Holdings is not required to indemnify the Partnership.

Additionally, Universal Compression Holdings will indemnify the Partnership for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. The Partnership will indemnify Universal Compression Holdings for all losses attributable to the post-closing operations of the assets contributed to the Partnership, to the extent not subject to Universal Compression Holdings’ indemnification obligations.  For the period June 22, 2006 through December 31, 2006, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Universal Compression Holdings

Pursuant to the Omnibus Agreement, the Partnership will be permitted to purchase newly fabricated compression equipment from Universal Compression Holdings or its affiliates at Universal Compression Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Universal Compression Holdings and the conflicts committee of the board of directors of the Partnership’s general partner.  For the period June 22, 2006 through December 31, 2006, the Partnership did not purchase any new compression equipment from Universal Compression Holdings.

Transfer of Compression Equipment with Universal Compression Holdings

Pursuant to the Omnibus Agreement, in the event that Universal Compression Holdings determines in good faith that there exists a need on the part of Universal Compression Holdings’ contract compression services business or on the Partnership’s part to transfer compression equipment between Universal Compression Holdings and the Partnership so as to fulfill the compression services obligations of either Universal Compression Holdings or the Partnership, such equipment may be so transferred if it will not cause the Partnership to breach any existing contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs.

In consideration for such transfer of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it; (2) agree to lease such compression equipment from the transferor; or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it.

Unless the Omnibus Agreement is terminated earlier as discussed above, the transfer of compression equipment provisions of the Omnibus Agreement described above will terminate on October 16, 2009.

For the period June 22, 2006 through December 31, 2006, The Partnership had revenue and cost of sales with affiliates related to leases of compression equipment of $37,000 and $72,000, respectively.

Reimbursement of Operating and General and Administrative Expense

Universal Compression Holdings provides all operational staff, corporate staff and support services reasonably necessary to run the Partnership’s business. The services to be provided by Universal Compression Holdings may include, without limitation, operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning (“ERP”) system, training, executive, sales, business development and engineering.

Costs incurred by Universal Compression Holdings directly attributable to the Partnership are charged to the Partnership.  Costs incurred by Universal Compression Holdings that are indirectly attributable to the Partnership and Universal Compression Holdings’ other operations are allocated among the Partnership and Universal Compression Holdings other operations.  The allocation methodologies vary based on the nature of the charge and include, among other things, revenue, employee headcount and net assets.  The Partnership believes that the allocation methodologies used to allocate indirect costs to it are reasonable.  Included in the Partnership’s selling, general and administrative expense for the period June 22, 2006 through December 31, 2006 are $1.8 million of indirect costs incurred by Universal Compression Holdings.

Universal Compression Holdings agreed that, for a period that will terminate on December 31, 2008, the Partnership’s obligation to reimburse Universal Compression Holdings for (1) any cost of sales that it incurs in the operation of the Partnership’s business will be capped at an amount equal to $16.95 per horsepower (after taking into account any such costs the Partnership incurs and pays directly) on a quarterly basis; and (2) any selling, general and administrative costs allocated to the Partnership will be capped at $2.5 million per quarter (after taking into account any such costs the Partnership incurs and pays directly). These caps may be subject to increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses.

For the period June 22, 2006 through December 31, 2006, the Partnership’s cost of sales exceeded the cap by $0.5 million.  The excess amount over the cap is being accounted for as a capital contribution.

3. Long-Term Debt

On October 20, 2006, the Partnership, as guarantor, and UC Operating Partnership, L.P., a wholly owned subsidiary of the Partnership (“Operating Partnership” and together the “Partnership Borrowers”), entered into a senior secured credit agreement. The new credit facility under the credit agreement consists of a five-year $225 million revolving credit facility, of which approximately $125 million was drawn at the closing of the initial public offering. Borrowings under the credit agreement are secured by substantially all of the personal property assets of the Partnership Borrowers. In addition, all of the capital stock of the Partnership’s domestic restricted subsidiaries has been pledged to secure the obligations under the credit agreement.

The Operating Partnership used approximately $125 million advanced under the credit agreement to repay a portion of the indebtedness assumed by the Operating Partnership and the Partnership from Universal Compression Holdings in connection with the Partnership’s formation and the initial public offering.

Under the credit agreement, the Operating Partnership and the Partnership are subject to certain limitations, including limitations on their ability: to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions.  The Partnership Borrowers are also subject to financial covenants which include a total leverage ratio (total debt of the Partnership Borrowers to earnings before interest, taxes, depreciation, amortization and certain other non-cash expenses) and an interest coverage ratio (earnings before interest, taxes, depreciation, amortization and certain other non-cash expenses to total interest expense of the Partnership Borrowers).

As of December 31, 2006, the Partnership had an aggregate unused credit availability of approximately $100 million under its $225 million revolving credit facility.   All amounts outstanding under the $225 million revolving credit facility mature in October 2011.  As of December 31, 2006, the interest rate on outstanding borrowings was LIBOR plus a margin of 1.25%.

As of December 31, 2006, the Partnership was in compliance with all financial covenants and has pledged property and equipment with a carrying value of $166.0 million as collateral for the credit facility.

4.  Partners’ Equity, Allocations and Cash Distributions

Issuance of Units

In October 2006, the Partnership completed an initial public offering of 6,325,000 common units. Upon the closing of the Partnership’s initial public offering (and taking into account the underwriters’ exercise of their over-allotment option), Universal Compression Holdings, Inc. and its subsidiaries received an aggregate of 6,325,000 subordinated units, which constituted 49% ownership of the Partnership at that time, and a 2% general partner interest.

Units Outstanding

Partners’ capital at December 31, 2006 consists of 6,325,000 common units outstanding, 6,325,000 subordinated units held by Universal Compression Holdings, collectively representing a 98% effective ownership interest in the Partnership, and 258,163 general partner units representing a 2% general partner interest in the Partnership. See Note 1 for discussion of the relationship with the General Partner and the effective ownership by Universal Compression Holdings.

Common Units

During the subordination period, the common units will have the right to receive distributions of available cash (as defined in the partnership agreement) from operating surplus in an amount equal to the minimum quarterly distribution of $0.35 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.

The common units have limited voting rights as set forth in the Partnership’s partnership agreement.

Subordinated Units

During the subordination period, the subordinated units have no right to receive distributions of available cash from operating surplus until the common units receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.35 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. No arrearages will be paid to subordinated units.

The subordinated units may convert to common units on a one-for-one basis when certain conditions are met, which conditions are set forth in the Partnership’s partnership agreement.

The subordinated units have limited voting rights as set forth in the Partnership’s partnership agreement.

General Partner Units

The general partner units have the same rights to receive distributions of available cash from operating surplus as the common units for each quarter.  The general partner units also have the right to receive incentive distributions of cash in excess of the minimum quarterly distributions.

The general partner units have the management rights as set forth in the Partnership’s partnership agreement.

Cash Distributions

The Partnership will make distributions of available cash (as defined in its partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:

•                  first, 98% to the holders of common units and 2% to our general partner, until each common unit has received a minimum quarterly distribution of $0.35 plus any arrearages from prior quarters;

•                  second, 98% to the holders of subordinated units and 2% to our general partner, until each subordinated unit has received a minimum quarterly distribution of $0.35;

•                  third, 98% to all unitholders, pro rata, and 2% to our  general partner, until each unit has received a distribution of $0.4025;

•                  fourth, 85% to all unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•                  fifth, 75% to all unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•                  thereafter, 50% to all unitholders, pro rata, and 50% to our general partner.

On February 2, 2007, the board of directors of the Partnership’s general partner approved a cash distribution of $0.278 per unit.  The distribution for the quarter ended December 31, 2006 was paid on February 14, 2007, and reflects the pro rata portion of the quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering, October 20, 2006, through December 31, 2006.

5. Unit-Based Compensation

The following table presents the unit-based compensation expense included in the Partnership’s results of operations (in thousands):

June 22, 2006 through December 31, 2006
Unit options	$119
Phantom units	4
Total unit-based compensation expense	$123

There was no unit-based compensation cost capitalized during the period June 22, 2006 through December 31, 2006.

Long-Term Incentive Plan

The Partnership has a long-term incentive plan that was adopted by UCO GP, LLC, the general partner of the general partner of the Partnership, in October 2006, for its employees, directors and affiliates who perform services for the Partnership.  The long-term incentive plan currently permits the grant of awards covering an aggregate of 625,000 common units, common unit options, restricted units and phantom units.  The long-term incentive plan is administered by the board of directors of UCO GP, LLC or a committee thereof (the “Plan Administrator”).

Unit options will have an exercise price that is not less than the fair market value of the units on the date of grant and will become exercisable over a period determined by the Plan Administrator.  Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the Plan Administrator, cash equal to the fair value of a common unit.

During the period from June 22, 2006 through December 31, 2006, the Partnership granted 593,572 unit options and 5,607 phantom units to certain employees of Universal Compression Holdings and directors of UCO GP, LLC.  The unit options vest on January 1, 2009 and have a contractual life of three years.  The phantom units will vest and settle on January 1, 2009.

As the Partnership does not have any employees, the unit options and the phantom units have been accounted for as grants to non-employees and will require the Partnership to remeasure the fair value for these awards at each reporting date.  At December 31, 2006, the weighted average fair value was $3.73 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

December 31,
2006
Expected life in years	2.51
Risk-free interest rate	4.79%
Volatility	13.70%
Dividend yield	5.22%

The expected life represents the period of time the unit options and phantom units are expected to be outstanding prior to exercise and is based on the simplified model.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the remeasurement for a period commensurate with the estimated expected life of the unit options and phantom units.  Expected volatility is based on the historical volatility of comparable partnerships’ units over the most recent period commensurate with the expected life of the unit options and phantom units and other factors.  The dividend yield is the expected dividend rate that will be paid out on the underlying units during the expected term of the options.  The phantom units were granted distribution equivalent rights and so a dividend yield was not used in the calculation of their fair value.  Under SFAS No. 123R, the Partnership is required to record compensation cost from unit-based compensation utilizing an estimated forfeiture rate.  Historical data related to forfeitures experienced by Universal Compression Holdings was used to estimate forfeiture rates.

The following table presents unit option and phantom unit activity for the period from June 22, 2006 through December 31, 2006 (remaining life in years, intrinsic value in thousands):

	Unit Options and Phantom Units	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Unit options and phantom units outstanding, June 22, 2006	—	$—
Granted	599,179	23.75
Unit options and phantom units outstanding, December 31, 2006	599,179	$23.75	3.01	$1,858

As of December 31, 2006, no unit options or phantom units were exercisable.

 Intrinsic value is the difference between the market value of the Partnership’s units and the exercise price of each unit option and phantom unit multiplied by the number of unit options and phantom units outstanding.  As of December 31, 2006, $1.9 million of unrecognized compensation cost related to non-vested unit options and phantom units is expected to be recognized over the weighted-average period of two years.

6. Accounting for Interest Rate Swap Agreements

In August 2006, Universal Compression Holdings entered into a forward starting swap agreement related to a notional amount of $125.0 million of their floating rate debt.  As of October 22, 2006, this swap was transferred to the Partnership.  The effective date of the swap agreement was December 1, 2006.  The swap agreement terminates in December 2011 and has a fixed rate of 5.28%.  In accordance with SFAS No. 133, the Partnership’s balance sheet at December 31, 2006 included a $1.5 million derivative liability related to the interest rate swap agreement.

7. Commitments and Contingencies

In the ordinary course of business, the Partnership is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, the Partnership cannot provide assurance that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows for the period in which that resolution occurs.

8. Subsequent Event

In February 2007, Universal Compression Holdings and Hanover Compressor Company (“Hanover”) entered into a merger agreement. Upon consummation of the transactions set forth in the merger agreement, each common share of Hanover will be converted into 0.325 shares of common stock of a newly created holding company, and each common share of Universal Compression Holdings will be converted into one share of the holding company. Hanover will be treated as the acquirer for accounting purposes.

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The merger agreement requires Universal Compression Holdings and Hanover to continue to operate their businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, incurring new debt other than below specified thresholds and for specified purposes, paying dividends or granting awards with respect to their common stock (other than under employee compensation arrangements).  These agreements are subject to specified exceptions, including those (1) permitting Universal Compression Holdings to repurchase up to an additional $75 million of their common stock in accordance with their previously announced open-market stock repurchase program, (2) permitting the Partnership to make cash distributions in accordance with its partnership agreement, (3) permitting Universal Compression Holdings to make contributions of their domestic compression assets to the Partnership and (4) permitting Universal Compression Holdings to redeem its 7 1/4% senior notes due 2010.

Upon the closing of the proposed merger, the Partnership would remain a subsidiary of Universal Compression Holdings, and Universal Compression Holdings would become a wholly owned subsidiary of a new, publicly traded holding company.

The closing of the proposed merger of Universal Compression Holdings and Hanover, if completed, could constitute a change of control of Universal Compression Holdings under the Omnibus Agreement, which would cause a termination of the non-competition and equipment-sharing provisions of the Omnibus Agreement.  The Partnership expects to negotiate and enter into suitable substitute arrangements with Universal Compression Holdings that would take effect upon the termination of these provisions of the Omnibus Agreement, although it cannot provide any assurance that it will be able to do so.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Universal Compression Holdings, Inc.

Houston, TX

We have audited the accompanying combined balance sheet of Universal Compression Partners Predecessor (the “Company”) as of December 31, 2005, and the related combined statements of operations, comprehensive income and changes in net parent equity and cash flows for the period from January 1, 2006 to October 19, 2006, the nine months ended December 31, 2005 and the year ended March 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of Universal Compression Partners Predecessor as of December 31, 2005, and the results of its operations and its cash flows for the period from January 1, 2006 to October 19, 2006, the nine months ended December 31, 2005 and the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying combined financial statements have been prepared from the separate records maintained by Universal Compression Holdings, Inc. and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated company. Portions of certain expenses represent allocations made from and are applicable to Universal Compression Holdings, Inc. as a whole.

/s/ DELOITTE & TOUCHE LLP

Houston, TX
March 27, 2007

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR

COMBINED BALANCE SHEET

(In thousands)

December 31, 2005
ASSETS
Accounts receivable, net of allowance for bad debts of $767	$23,042
Contract compression equipment	1,214,025
Other property	20,741
Accumulated depreciation	(243,638)
Net property and equipment	991,128
Goodwill	261,752
Total assets	$1,275,922
LIABILITIES AND NET PARENT EQUITY
Accrued liabilities	$6,984
Commitments and contingencies (Note 6)
Net parent equity	1,268,938
Total liabilities and net parent equity	$1,275,922

See accompanying notes to combined financial statements.

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR

COMBINED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND

CHANGES IN NET PARENT EQUITY

(In thousands)

	January 1, through October 19,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2006	2005	2005
Revenue	$317,973	$248,414	$296,239
Cost of sales (excluding depreciation expense)	111,182	88,158	109,374
Depreciation	61,317	52,595	62,920
Selling, general and administrative expenses	37,802	22,437	26,319
Other (income) loss, net	(298)	1,220	(344)
Net income and comprehensive income	$107,970	$84,004	$97,970
Combined changes in net parent equity:
Balance at beginning of period	$1,268,938	$1,290,289	$1,286,174
Net income	107,970	84,004	97,970
Net distribution to parent	(72,201)	(105,355)	(93,855)
Balance at end of period	$1,304,707	$1,268,938	$1,290,289

See accompanying notes to combined financial statements.

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	January 1, through October 19,	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2006	2005	2005
Cash flows from operating activities:
Net income	$107,970	$84,004	$97,970
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	61,317	52,595	62,920
(Gain) loss on asset sales	(298)	628	(560)
(Increase) decrease in receivables	(28,478)	(2,975)	(4,058)
Increase (decrease) in accrued liabilities	10,725	955	2,192
Net cash provided by operating activities	151,236	135,207	158,464
Cash flows from investing activities:
Additions to property and equipment	(103,635)	(61,607)	(82,382)
Proceeds from sale of property and equipment	8,878	7,778	13,800
Net cash used in investing activities	(94,757)	(53,829)	(68,582)
Cash flows from financing activities:
Net distributions to parent	(56,479)	(81,378)	(89,882)
Net cash used in financing activities	(56,479)	(81,378)	(89,882)
Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—

See accompanying notes to combined financial statements.

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

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

Nature of Operations

Natural gas compression is a mechanical process whereby the pressure of a volume of natural gas at an existing pressure is increased to a desired higher pressure for transportation from one point to another, and is essential to the transportation and production of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including: (1) at the wellhead; (2) throughout gathering and distribution systems; (3) into and out of processing and storage facilities; and (4) along intrastate and interstate pipelines.

Basis of Presentation

The combined financial statements include the accounts of the Predecessor and have been prepared in accordance with accounting principles generally accepted in the Unites States. The combined statements of operations include all revenue and costs directly attributable to the Predecessor. In addition, cost of sales (excluding depreciation expense) and selling, general and administrative expenses include costs incurred by Universal Compression Holdings and allocated to the Predecessor based on allocation factors that it believes are reasonable. These costs include, among other things, indirect field labor, vehicle fuel cost, vehicle and field operations facilities repair and maintenance costs, miscellaneous supplies cost and centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. These allocations may not be necessarily indicative of the costs and expense that would result if the Partnership was an independent entity.

Fiscal Year

In December 2005, Universal Compression Holdings’ board of directors approved a change to its fiscal year end from March 31 to December 31, effective in 2005. As a result of this change, the Predecessor is reporting a nine-month transition period ended December 31, 2005.

Use of Estimates

In preparing the Predecessor’s financial statements in conformity with accounting principles acceptable in the United States, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

Revenue Recognition

Revenue is recognized by the Predecessor using the following criteria: (a) persuasive evidence of an exchange arrangement exists; (b) delivery has occurred or services have been rendered; (c) the buyer’s price is fixed or determinable; and (d) collectibility is reasonably assured.

Revenue from contract compression service is recorded when earned, which generally occurs monthly at the time the monthly compression service is provided to customers in accordance with the contracts.

Concentration of Credit Risk

Trade accounts receivable are due from companies of varying size engaged in oil and gas activities in the United States. The Predecessor reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis. No single customer accounted for 10% or more of the Predecessor’s revenue for the period January 1, 2006 through October 19, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005. For the period January 1, 2006 through October 19, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31,  2005, the Predecessor wrote off bad debts, net of recoveries totaling $0.2 million, $(0.1) million, and $0.5 million, respectively.

Property and Equipment

Property and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives as of October 19, 2006 were as follows:

Compression equipment	15-30 years
Other properties and equipment	5 years

Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that increase the value or extend the life of compressor units are capitalized and depreciated over the estimated useful life of up to 6.5 years.

Depreciation expense for the period January 1, 2006 through October 19, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 was $61.3 million, $52.6 million and $62.9 million, respectively.

Property and equipment are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value.

Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

The Predecessor performs an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. The Predecessor’s goodwill impairment test involves a comparison of the fair value of its reporting unit with its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. In February 2005 and 2006, the Predecessor performed an impairment analysis in accordance with the Financial Accounting Standard’s Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and determined that no impairment had occurred. During the period of January 1, 2006 through October 19, 2006, no event occurred or circumstance changed that would more likely than not reduce the fair value of its reporting unit below its carrying value. As a result, an interim test for goodwill impairment between the Predecessor’s annual test dates was not performed. If for any reason the fair value of the Predecessor’s goodwill declines below the carrying value in the future, the Predecessor may incur charges for the impairment.

Income Taxes

The Predecessor’s operations are currently included in Universal Compression Holdings consolidated federal tax return. Following the initial public offering of the Partnership, its operations were treated as a partnership for federal tax purposes with each partner being separately taxed on its share of taxable income. As a result, income taxes have been excluded from these combined financial statements.

Comprehensive Income

The Predecessor had no items of other comprehensive income for any period presented in the Combined Statements of Operations, Comprehensive Income and Changes in Net Parent Equity. As a result, net income and comprehensive income are the same for all periods presented.

Segment Reporting

SFAS No. 131, “Disclosures about Segments Of an Enterprise and Related Information,” established standards for entities to report information about the operating segments and geographic areas in which they operate. The Predecessor only operates in one segment and all of its operations are located in the United States.

Fair Value of Financial Instruments

The Predecessor’s financial instruments consist of trade receivables (which have carrying values that approximate fair value due to their short-term nature).

Environmental Liabilities

The costs to remediate and monitor environmental matters are accrued when such liabilities are considered probable and a reasonable estimate of such costs is determinable.

Non-cash Financing and Investing Activities

Net distributions to parent on the Combined Statements of Cash Flows for the period January 1, 2006 through October 19, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 exclude certain non-cash transactions related to net transfers of contract compression equipment (from)/to the Predecessor and from/ (to) other subsidiaries of Universal Compression Holdings of ($15.7 million), ($24.0 million) and ($4.0 million), respectively.

New Accounting Pronouncements

In September 2006, the Securities and Exchange Commission, or SEC issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  The guidance in SAB 108 must be applied to financial statements for fiscal years ending after November 15, 2006.  The adoption of SAB No. 108 did not have a material impact on the Predecessor’s financial statements.

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

3.  Related Party Transactions

The Predecessor has no employees. The employees supporting the Predecessor are employees of Universal Compression Holdings. Services provided by Universal Compression Holdings to the Predecessor include support of the contract compression services provided by the Predecessor to its customers utilizing equipment owned by the Predecessor, such as designing, sourcing, installing, operating, servicing, repairing and maintaining the equipment. Additionally, Universal Compression Holdings provides to the Predecessor centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. Cost incurred by Universal Compression Holdings on behalf of the Predecessor and that can be directly identified to the

Predecessor are included in the Predecessor’s results of operations. Cost incurred by Universal Compression Holdings that are indirectly attributable to the Predecessor and Universal Compression Holdings’ other operations are allocated among the Predecessor and Universal Compression Holdings’ other operations. For the period January 1, 2006 through October 19, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005, Universal Compression Holdings’ defined contribution 401(k) plan and employees’ supplemental savings plan expense allocated to the Predecessor was $0.8 million, $0.4 million and $0.5 million, respectively. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue, employee headcount and net assets. Management believes that the allocation methodologies used to allocate indirect cost to it are reasonable.

The Predecessor purchases new natural gas compression equipment from Universal Compression Holdings and other services related to existing equipment that are capitalized such as overhauls and repackaging. In addition, the Predecessor has transferred used and idle natural gas compression equipment to subsidiaries of Universal Compression Holdings. Such transfers were recorded at historical cost and treated as a decrease in net parent equity.

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

4. Collateralization of Parent Debt

Universal Compression Holdings has entered into certain debt agreements which utilize the assets of the Predecessor as collateral. Compression equipment of the Predecessor with a carrying value of $262.0 million as of December 31, 2005 was pledged as collateral for Universal Compression Holdings’ asset-backed securitization operating facility (“ABS Facility”). In addition, Universal Compression Holdings’ senior secured credit facility is secured by substantially all of the assets of the Predecessor (except for the assets pledged to the ABS Facility) along with other assets of Universal Compression Holdings.

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

A portion of the stock-based compensation expense incurred by Universal Compression Holdings is an indirect cost allocated to the Predecessor based on factors discussed in Note 3. Universal Compression Holdings adopted SFAS No. 123R utilizing the modified prospective transition method. As a result, prior periods for Universal Compression Holdings’ results of operations have not been restated to reflect the impact of SFAS No. 123R and the Predecessor’s results of operations for periods prior to January 1, 2006 do not reflect the incremental expense that would have been incurred if Universal Compression Holdings had followed the provisions of SFAS No. 123R during those periods. In the period January 1, 2006 through October 19, 2006, the adoption of SFAS No. 123R by Universal Compression Holdings impacted the Predecessor’s results of operation by increasing selling, general and administrative expenses by $1.7 million as compared to the expense that would have been recognized under APB 25.

The Predecessor’s net income for the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 was $84.0 million, and $98.0 million, respectively. If Universal Compression Holdings had adopted SFAS No. 123R for these periods net income would have been $82.6 million and $96.5 million, respectively, due to revised allocations of cost to the Predecessor. Stock-based compensation expense incurred by Universal Compression Holdings and allocated to the Predecessor for the period from January 1, 2006 through October 19, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005, was $2.5 million, $0.5 million and $0.4million, respectively.

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

The Predecessor has no other commitments or contingent liabilities, which, in the judgment of management, would result in losses that would have a material adverse affect on the Predecessor’s consolidated financial position, results of operations or cash flows.

7. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands):

	September 30, 2006	June 30, 2006	March 31, 2006
Nine Months Ended September 30, 2006:
Revenue	$101,058	$101,460	$94,045
Gross profit (1)	46,858	46,476	42,322
Net income (loss)	33,936	34,949	31,947

	December 31, 2005	September 30, 2005	June 30, 2005
Nine Months Ended December 31, 2005:
Revenue	$86,778	$81,964	$79,672
Gross profit (1)	38,002	34,722	34,937
Net income	29,218	27,202	27,584

(1)             Gross profit is defined as revenue less cost of sales and depreciation expense.

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR

SCHEDULE II—

VALUATION AND QUALIFYING ACCOUNTS

Item	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Collections/ Deductions (2)	Balance at Close of Period
	(In thousands)
October 19, 2006 Allowance for doubtful accounts	$767	$116	$184	$1,067
December 31, 2005 Allowance for doubtful accounts	$401	$241	$125	$767
March 31, 2005 Allowance for doubtful accounts	$693	$163	$(455)	$401

(1)           Amounts accrued for uncollectibility

(2)           Uncollectible accounts written off, net of recoveries

E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2007.

Universal Compression Partners, L.P.

By:	/s/ STEPHEN A. SNIDER
Stephen A. Snider Chief Executive Officer, UCO GP, LLC As General Partner of UCO General Partner, LP As General Partner of Universal Compression Partners, L.P.

II-1

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Snider, Daniel K. Schlanger, J. Michael Anderson, Ernie L. Danner and Donald C. Wayne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 29, 2007.

Name	Title

/s/ STEPHEN A. SNIDER

President, Chief Executive Officer and Chairman of the Board, UCO GP, LLC

 As General Partner of UCO General Partner, LP

As General Partner of Universal Compression Partners, L.P.

 (Principal Executive Officer)

Stephen A. Snider

/s/ DANIEL K. SCHLANGER

Senior Vice President, Chief Financial Officer and Director, UCO GP, LLC

As General Partner of UCO General Partner, LP

As General Partner of Universal Compression Partners, L.P.

(Principal Financial Officer)

Daniel K. Schlanger

/s/ KENNETH R. BICKETT	Vice President and Controller, UCO GP, LLC As General Partner of UCO General Partner, LP As General Partner of Universal Compression Partners, L.P. (Principal Accounting Officer)
Kenneth R. Bickett

/s/ J. MICHAEL ANDERSON	Senior Vice President and Director, UCO GP, LLC As General Partner of UCO General Partner, LP As General Partner of Universal Compression Partners, L.P.
J. Michael Anderson

/s/ KIRK E. TOWNSEND	Senior Vice President and Director, UCO GP, LLC As General Partner of UCO General Partner, LP As General Partner of Universal Compression Partners, L.P.
Kirk E. Townsend

/s/ ERNIE L. DANNER	Executive Vice President and Director, UCO GP, LLC As General Partner of UCO General Partner, LP As General Partner of Universal Compression Partners, L.P.
Ernie L. Danner

/s/ JAMES G. CRUMP	Director, UCO GP, LLC As General Partner of UCO General Partner, LP As General Partner of Universal Compression Partners, L.P.
James G. Crump

/s/ MARK A. MCCOLLUM	Director, UCO GP, LLC As General Partner of UCO General Partner, LP As General Partner of Universal Compression Partners, L.P.
Mark A. McCollum

/s/ G. STEPHEN FINLEY	Director, UCO GP, LLC As General Partner of UCO General Partner, LP As General Partner of Universal Compression Partners, L.P.
G. Stephen Finley

II-2