Form 10-Q
period 2007-03-31
Universal Compression Partners, L.P.
filed 2007-05-09
CIK 1367064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                   .

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

As of May 7, 2007, there were 6,325,000 common units and 6,325,000 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,470	$2,430
Accounts receivable, net of allowance for bad debts of $20 and zero as of March 31, 2007 and December 31, 2006, respectively	3,100	5,676
Accounts receivable, affiliate	17,588	4,732
Total current assets	22,158	12,838
Contract compression equipment	200,709	193,957
Accumulated depreciation	(43,078)	(40,759)
Net property and equipment	157,631	153,198
Goodwill	36,549	36,549
Other assets	1,020	1,076
Total assets	$217,358	$203,661
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$446	$1,641
Accounts payable, affiliate	17,170	5,204
Accrued liabilities	937	234
Accrued interest	665	597
Total current liabilities	19,218	7,676
Long-term debt	125,000	125,000
Derivative financial instrument	2,076	1,528
Total liabilities	146,294	134,204
Commitments and contingencies (Note 9)
Partners’ capital:
Common units	122,121	122,142
Subordinated units	(55,330)	(57,468)
General partner units	5,535	5,496
Accumulated other comprehensive loss	(1,262)	(713)
Total partners’ capital	71,064	69,457
Total liabilities and partners’ capital	$217,358	$203,661

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION PARTNERS, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per unit amounts)
(unaudited)

Three Months
Ended
March 31,
2007

Revenue	$17,585
Costs and expenses:
Cost of sales (excluding depreciation expense)	7,018
Depreciation	2,782
Selling, general and administrative expenses	3,259
Interest expense, net	2,133
Other (income) expense, net	(6)
Total costs and expenses	15,186
Income before income taxes	2,399
Income tax expense	56
Net income	$2,343

General partner interest in net income	$47
Limited partner interest in net income	$2,296

Weighted average limited partners’ units outstanding:
Basic	12,650
Diluted	12,671

Earnings per limited partner unit—Basic	$0.18
Earnings per limited partner unit—Diluted	$0.18

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION PARTNERS, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

Three Months
Ended
March 31,
2007
Cash flows from operating activities:
Net income	$2,343
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,782
Amortization of debt issuance cost	56
Unit based compensation expense	588
(Increase) decrease in accounts receivable	2,576
Increase (decrease) in accounts payable	(1,195)
Increase (decrease) in accrued liabilities	771
Net cash provided by operating activities	7,921
Cash flows from investing activities:
Additions to contract compression equipment	(6,079)
Net cash used in investing activities	(6,079)
Cash flows from financing activities:
Distribution to unitholders	(3,585)
(Increase) decrease in net accounts receivable/accounts payable with affiliate	783
Net cash used in financing activities	(2,802)
Net decrease in cash and cash equivalents	(960)
Cash and cash equivalents at beginning of period	2,430
Cash and cash equivalents at end of period	$1,470

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION PARTNERS, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

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

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership’s Annual Report on Form 10-K for the period from June 22, 2006 through December 31, 2006. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2007.

Because the Partnership was formed on June 22, 2006, Consolidated Statement of Operations and Consolidated Statement of Cash Flows are not presented for the three months ended March 31, 2006. Financial statements and notes for Universal Compression Partners Predecessor can be found elsewhere in this report.

Goodwill

The Partnership performs an impairment test for goodwill assets annually, or more often if indicators of potential impairment exist. The Partnership’s goodwill impairment test involves a comparison of its reporting unit’s fair value with its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. As of February 2007, the Partnership performed its annual impairment analysis in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and determined that no impairment had occurred.  If for any reason the fair value of the Partnership’s goodwill or that of its reporting unit declines below the carrying value in the future, the Partnership may incur charges for the impairment.

Unit-Based Compensation

Effective June 22, 2006, the Partnership adopted SFAS No. 123R, “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.

Income Taxes

As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by the Partnership generally flow through to the unitholders of the Partnership.  However, Texas, through the recently enacted margin tax, imposes an entity-level income tax on partnerships.

In May 2006, the State of Texas enacted a margin tax that will become effective for tax reports originally due on or after January 1, 2008.  This margin tax requires the Partnership to pay a tax of 1.0% on its “margin,” as defined in the law, based on 2007 results.  The margin tax base to which the tax rate will be applied is either the lesser of 70% of our total revenues for federal income tax purposes or total revenue less cost of goods sold or compensation for federal income tax purposes.  For the three months ended March 31, 2007, the Partnership accrued $56,000 of Texas margin tax.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for entities to report information about the operating segments and geographic areas in which they operate. The Partnership operates in only one segment and all of its operations are located in the United States.

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

The only potentially dilutive securities issued by the Partnership are unit options and phantom units, neither of which would impact the calculation of net income for dilutive earnings per unit purposes.  The dilutive effects of unit option and phantom unit grants outstanding for the three months ended March 31, 2007 were 21,000 units.  For the three months ended March 31, 2007, no unit options or phantom units were excluded from the computation of diluted earnings per unit.

2. New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have an impact on its consolidated financial statements.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” that concludes that the presentation of taxes within EITF 06-3’s scope is an accounting policy decision that should be disclosed. If the taxes are reported on a gross basis, companies are required to disclose the amounts of those taxes if such amounts are deemed significant. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2006.  The Partnership presents the taxes within the scope of EITF 06-3 on a net basis.  The adoption of EITF 06-3 did not have an impact on the Partnership’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 will be effective for the Partnership on January 1, 2008.  The Partnership is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidatd financial statements.

3. Related Party Transactions

Upon the closing of the Partnership’s initial public offering, it entered into an omnibus agreement (“Omnibus Agreement”) with Universal Compression Holdings, its general partner and others. The Omnibus Agreement will terminate on a change of control of the Partnership’s general partner or the removal or withdrawal of its general partner, and certain provisions will terminate upon a change of control of Universal Compression Holdings (see Note 10).

Under the Omnibus Agreement, Universal Compression Holdings agreed that, for a period that will terminate on December 31, 2008, the Partnership’s obligation to reimburse Universal Compression Holdings for (1) any cost of sales that it incurs in the operation of the Partnership’s business will be capped at an amount equal to $16.95 per horsepower (after taking into account any such costs the Partnership incurs and pays directly) on a quarterly basis; and (2) any selling, general and administrative costs allocated to the Partnership will be capped at $2.5 million per quarter (after taking into account any such costs the Partnership incurs and pays directly). These caps may be subject to increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses.  For the three months ended March 31, 2007, the Partnership’s cost of sales and selling, general and administrative expense exceeded the caps by $1.4 million and $0.2 million, respectively.  The excess amounts over the caps are being accounted for as a capital contribution.

The Partnership purchased $4.7 million of new compression equipment from Universal Compression Holdings and Universal Compression Holdings contributed $1.2 million of cost to overhaul compression equipment to the Partnership during the three months ended March 31, 2007.  These costs relate to overhauls on equipment that was contributed to the Partnership by

Universal Compression Holdings on the date of the Partnership’s initial public offering and where the overhaul was in-progress on that date.

For the three months ended March 31, 2007, the Partnership had revenue and cost of sales with affiliates related to leases of compression equipment of $0.1 million and $0.4 million, respectively.

4. Long-Term Debt

As of March 31, 2007, the Partnership had approximately $125.0 million outstanding under its $225 million revolving credit facility.  Covenants in the credit facilities require that the Partnership maintain various financial ratios.  As of March 31, 2007, the Partnership was in compliance with all financial covenants.

5. Cash Distributions

On February 2, 2007, the board of directors of the Partnership’s general partner approved a cash distribution of $0.278 per unit, or $3.6 million.  The distribution for the quarter ended December 31, 2006 was paid on February 14, 2007, and reflects the pro rata portion of the quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering, October 20, 2006, through December 31, 2006.

On April 30, 2007, the board of directors of the Partnership’s general partner approved a cash distribution of $0.35 per unit, or $4.5 million.  The distribution reflects the Partnership’s minimum quarterly distribution and covers the time period from January 1, 2007 through March 31, 2007.  The record date for this distribution is May 10, 2007 and payment is expected to occur on May 15, 2007.

6. Unit-Based Compensation

The following table presents the unit-based compensation expense included in the Partnership’s results of operations (in thousands):

Three Months
Ended
March 31,
2007
Unit options	$586
Phantom units	2
Total unit-based compensation expense	$588

There was no unit-based compensation cost capitalized during the three months ended March 31, 2007.  During the three months ended March 31, 2007, no unit options or phantom units were granted, exercised or cancelled.

7. Accounting for Interest Rate Swap Agreements

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all derivative instruments must be recognized on the balance sheet at fair value, and changes in such fair values are recognized in earnings unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

As of March 31, 2007, the Partnership had an interest rate swap agreement with a notional amount of $125.0 million related to the Partnership’s floating rate debt. The swap terminates in December 2011 and has a weighted average fixed rate of 5.28%.  The Partnership’s balance sheet at March 31, 2007 included a $2.1 million derivative liability related to the interest rate swap agreement.  Because the terms of the hedged item and this swap do not substantially coincide, the Partnership performs calculations to determine if the swap agreement is still effective and to calculate any ineffectiveness.  As of March 31, 2007, this swap was considered effective and for the three months ended March 31, 2007 there was no ineffectiveness.

8. Comprehensive Income

Comprehensive income consisted of the following (in thousands):

Three Months
Ended
March 31,
2007
Net income	$2,343
Other comprehensive income:
Interest rate swap gain (loss)	(549)
Comprehensive income	$1,794

9. Commitments and Contingencies

In the ordinary course of business, the Partnership is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows, however, because of the inherent uncertainty of litigation, the Partnership cannot provide assurance that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on the Partnership’s financial position, results of operations or cash flows for the period in which that resolution occurs.

10. Proposed Merger Between Universal Compression Holdings and Hanover Compressor Company

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

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”).  In March 2007, the Antitrust Division of the United States’ Department of Justice requested additional information regarding the proposed merger under the notification requirements of the Hart-Scott-Rodino Act.  Universal Compression Holdings is cooperating with the government with respect to that request.

The merger agreement requires Universal Compression Holdings and Hanover to continue to operate their businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, incurring new debt other than below specified thresholds and for specified purposes, paying dividends or granting awards with respect to their common stock (other than under employee compensation arrangements).  These agreements are subject to specified exceptions, including those (1) permitting Universal Compression Holdings to repurchase up to an additional $75 million of its common stock in accordance with its previously announced open-market stock repurchase program, (2) permitting the Partnership to make cash distributions in accordance with its partnership agreement, (3) permitting Universal Compression Holdings to make contributions of its domestic compression assets to the Partnership, subject to certain limitations, and (4) permitting Universal Compression Holdings to redeem its 7 1/4% senior notes due 2010.

Upon the closing of the proposed merger, the Partnership would remain a subsidiary of Universal Compression Holdings, and Universal Compression Holdings would become a wholly owned subsidiary of a new, publicly traded holding company.

The closing of the proposed merger of Universal Compression Holdings and Hanover will constitute a change of control of Universal Compression Holdings under the Omnibus Agreement, which will cause a termination of the non-competition and equipment-sharing provisions of the Omnibus Agreement.  The Partnership expects to negotiate and enter into suitable substitute arrangements with Universal Compression Holdings that would take effect upon the termination of these provisions of the Omnibus Agreement, although it cannot provide any assurance that it will be able to do so.

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR
COMBINED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)
(unaudited)

Three Months Ended
March 31,
2006

Revenue	$94,045

Cost of sales (excluding depreciation expense)	32,914
Selling, general and administrative expenses	9,451
Depreciation	18,809
Other (income) expense, net	(50)
Net income and comprehensive income	$32,921

See accompanying notes to unaudited combined financial statements.

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR
COMBINED STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

Three Months
Ended
March 31,
2006
Cash flows from operating activities:
Net income	$32,921
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,809
Gain on asset sales	(48)
(Increase) decrease in receivables	(11,931)
Increase (decrease) in accrued liabilities	(1,044)
Net cash provided by operating activities	38,707
Cash flows from investing activities:
Additions to property and equipment	(17,616)
Proceeds from sale of property and equipment	205
Net cash used in investing activities	(17,411)
Cash flows from financing activities:
Net distributions to parent	(21,296)
Net cash used in financing activities	(21,296)
Increase (decrease) in cash and cash equivalents	─
Cash and cash equivalents at beginning of period	─
Cash and cash equivalents at end of period	$ ─

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

Comprehensive Income

The Predecessor had no items of other comprehensive income for the period presented in the Combined Statement of Operations and Comprehensive Income. As a result, net income and comprehensive income are the same for the period presented.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for entities to report information about the operating segments and geographic areas in which they operate.  The Predecessor only operates in one segment and all of its operations are located in the United States.

Non-cash Financing and Investing Activities

Net distributions to parent on the Combined Statement of Cash Flows for the three months ended March 31, 2006 exclude certain non-cash transactions related to net transfers of contract compression equipment (from)/to the Predecessor and from/(to) other subsidiaries of Universal Compression Holdings.

2. Related Party Transactions

The Predecessor has no employees. The employees supporting the Predecessor are employees of Universal Compression Holdings. Services provided by Universal Compression Holdings to the Predecessor include support of the contract compression services provided by the Predecessor to its customers utilizing equipment owned by the Predecessor, such as designing, sourcing, installing, operating, servicing, repairing and maintaining the equipment. Additionally, Universal Compression Holdings provides to the Predecessor centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. Costs incurred by Universal Compression Holdings on behalf of the Predecessor and that can be directly identified to the Predecessor are included in the Predecessor’s results of operations. Costs incurred by Universal Compression Holdings that are indirectly attributable to the Predecessor and Universal Compression Holdings’ other operations are allocated among the Predecessor and Universal Compression Holdings’ other operations. For the three months ended March 31, 2006, Universal Compression Holdings’ defined contribution 401(k) plan and employees’ supplemental savings plan expense allocated to the Predecessor was $0.3 million. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue, employee headcount and net assets. Management believes that the allocation methodologies used to allocate indirect cost to it are reasonable.

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

3. Universal Compression Holdings Stock-Based Compensation

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

A portion of the stock-based compensation expense incurred by Universal Compression Holdings is an indirect cost allocated to the Predecessor based on factors discussed in Note 2.  In the three months ended March 31, 2006, the adoption of SFAS No. 123R by Universal Compression Holdings impacted the Predecessor’s results of operation by increasing selling, general and administrative expenses by $0.5 million as compared to the expense that would have been recognized under APB 25.

4. Commitments and Contingencies

In the ordinary course of business, the Predecessor is involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Predecessor’s financial position, results of operations or cash flows, however, because of the inherent uncertainty of litigation, the Predecessor cannot provide assurance that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on the Predecessor’s financial position, results of operations or cash flows for the period in which that resolution occurs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “our,” “us” or like terms refer to Universal Compression Partners, L.P.  References to “our predecessor” or like terms refer to the natural gas contract compression business that is provided in the United States of America by Universal Compression Holdings, Inc. and its subsidiaries (“Universal Compression Holdings”).   In connection with our initial public offering which was completed in October 2006, approximately 17% (by available horsepower) of our predecessor’s business was contributed to us by Universal Compression Holdings. The following discussion analyzes the historical financial condition and results of operations of us and our predecessor and should be read in conjunction with our unaudited financial statements, and notes thereto, and our predecessor’s unaudited combined financial statements and notes thereto appearing elsewhere in this report, as well as our consolidated financial statements and our predecessor’s combined financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the period from June 22, 2006 through December 31, 2006.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of management for future operations. You can identify many of these statements by looking for words such as “believes,” “expects,” “will,” “intends,” “projects,” “anticipates,” “estimates” or similar words or the negative thereof.

Such forward-looking statements in this report include, without limitation, statements regarding:

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

•                                          any potential contribution of additional assets from Universal Compression Holdings to us and the effect of any such contribution; and

•                                          the ability of Universal Compression Holdings and Hanover Compressor Company (“Hanover”) to successfully complete their anticipated merger.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct.  These forward looking statements are also affected by the risk factors and forward looking statements described in our Annual Report on Form 10-K for the period from June 22, 2006 through December 31, 2006 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•                                          conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas;

•                                          competition among the various providers of natural gas compression services;

•                                          the ability of Universal Compression Holdings and Hanover to obtain necessary approvals for the proposed merger and the success of the merger if approved and consummated;

•                                          employment workforce factors, including our ability to hire, train and retain key employees;

•                                          changes in safety and environmental regulations pertaining to the production and transportation of natural gas;

•                                          acts of war or terrorism or governmental or military responses thereto;

•                                          introduction of competing technologies by other companies;

•                                          our ability to retain and grow our customer base;

•                                          our level of indebtedness and ability to fund our business; and

•                                          liability claims related to the use of our products and services.

All forward-looking statements included in this report are based on information available to us on the date of this report. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this report.

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

Proposed Merger Between Universal Compression Holdings and Hanover

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

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”).  In March 2007, the Antitrust Division of the United States’ Department of Justice requested additional information regarding the proposed merger under the notification requirements of the Hart-Scott-Rodino Act.  Universal Compression Holdings is cooperating with the government with respect to that request.

The merger agreement requires Universal Compression Holdings and Hanover to continue to operate their businesses in the ordinary course of business and to obtain the other party’s consent prior to engaging in certain specified activities, such as issuing or repurchasing securities, acquiring or disposing of businesses above specified thresholds, incurring new debt other than below specified thresholds and for specified purposes, paying dividends or granting awards with respect to their common stock (other than under employee compensation arrangements).  These agreements are subject to specified exceptions, including those (1) permitting Universal Compression Holdings to repurchase up to an additional $75 million of its common stock in accordance with its previously announced open-market stock repurchase program, (2) permitting us to make cash distributions in accordance with our partnership agreement, (3) permitting Universal Compression Holdings to make contributions of its domestic compression assets to us, subject to certain limitations, and (4) permitting Universal Compression Holdings to redeem its 7 1/4% senior notes due 2010.

Upon the closing of the proposed merger, we would remain a subsidiary of Universal Compression Holdings, and Universal Compression Holdings would become a wholly owned subsidiary of a new, publicly traded holding company.

The closing of the proposed merger of Universal Compression Holdings and Hanover will constitute a change of control of Universal Compression Holdings under the omnibus agreement (“Omnibus Agreement”), among us, our general partner, Universal Compression Holdings and others, which will cause a termination of the non-competition and equipment-sharing provisions of the Omnibus Agreement.  We expect to negotiate and enter into suitable substitute arrangements with Universal Compression Holdings that would take effect upon the termination of these provisions of the Omnibus Agreement, although we cannot provide any assurance that we will be able to do so.

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

•                                          Due to the contribution only of operating horsepower in connection with the initial public offering, our utilization was initially 100%, which is higher than the historical utilization achieved by our predecessor. As of March 31, 2007, our spot utilization rate was 93.4%.  We expect our utilization rate to continue to decline over time, ultimately approximating the utilization rates of our predecessor;

•                                          Because the average horsepower of the compression assets contributed to us in connection with the initial public offering was larger than the average horsepower of the fleet of our predecessor, we generate lower revenue per horsepower and incur lower costs per horsepower than our predecessor, however, we expect this difference to become less pronounced over time as we acquire additional assets and grow our business;

•                                          Because our revenue per horsepower is currently lower than that for our predecessor and because our selling, general and administrative expenses are allocated to us by Universal Compression Holdings based on horsepower, our selling, general and administrative expenses are higher as a percentage of revenue than historically experienced by our predecessor;

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

•                                          We anticipate incurring incremental selling, general and administrative expenses of approximately $2.5 million per year as a result of being a publicly traded limited partnership, including costs associated with annual and quarterly reports to unitholders, financial statement audit, tax return and Schedule K-1 preparation and distribution, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and director compensation; and

•                                          At March 31, 2007, we had $125.0 million outstanding under our $225 million revolving credit facility and will incur related interest expense, whereas our predecessor historically had no debt.

Operating Highlights

The following table summarizes total available horsepower, average operating horsepower and horsepower utilization percentages of us and our predecessor for the periods presented.  We were formed in June 2006, but we commenced operations on October 20, 2006.  As a result, operating data is shown for us for the period in 2006 in which we had operations.

			Universal
			Compression
			Partners
	Universal Compression Partners, L.P.		Predecessor
	Three Months	October 20, 2006	Three Months
	Ended	through	Ended
	March 31,	December 31,	March 31,
	2007	2006	2006

Total Available Horsepower (at period end)	358,445	343,010	1,968,481
Average Operating Horsepower	331,039	330,276	1,803,029
Horsepower Utilization:
Spot (at period end)	93.4%	96.9%	91.7%
Average	94.8%	98.6%	91.7%

Financial Results of Operations

The three months ended March 31, 2007 — Universal Compression Partners, L.P.

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income:

Three Months
Ended
March 31,
2007
(In thousands)

Revenue	$17,585
Gross margin (1)	10,567
Gross margin percentage	60.1%
Expenses:
Selling, general and administrative expenses	$3,259
Depreciation	2,782
Interest expense, net	2,133
Other (income) expense, net	(6)
Income tax expense	56
Net income	$2,343

(1)             For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures”) of this report.

Revenue.  Revenue per average monthly operating horsepower was $17.71 for the three months ended March 31, 2007.  Average monthly operating horsepower was 331,039 for the three months ended March 31, 2007.

Gross Margin.  Gross margin (defined as revenue less cost of sales, excluding depreciation expense) was $10.6 million for the three months ended March 31, 2007.  Cost of sales includes direct costs such as labor and parts associated with the maintenance and repair of our compressor fleet, oil and fluids, transportation cost of units and remote monitoring cost. Cost of sales includes indirect costs such as fuel cost and repair and maintenance cost related to our service vehicle fleet, field supplies, tools, facilities and communication cost, among others. Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP within Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures”) of this report.

Gross Margin Percentage.  Gross margin percentage (defined as gross margin as a percentage of revenue) was 60.1% for the three months ended March 31, 2007.

Selling, General and Administrative (“SG&A”) Expenses.   SG&A expenses are primarily comprised of an allocation from Universal Compression Holdings of expenses for the three months ended March 31, 2007.  These allocated costs include costs for personnel support and related expenditures for legal, accounting, treasury, insurance administration and claims processing, risk management, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, ERP, training, executive, sales and business development.  In addition, we incurred directly, expenses for ad valorem taxes, compensation related to our unit options and phantom units and professional service fees related to the preparation of our K-1 schedules.  SG&A expenses represented 18.5% of revenues for the three months ended March 31, 2007.

Depreciation.  Depreciation expense is related to our contract compression fleet and was $2.8 million for the three months ended March 31, 2007.

Interest expense, net.   Interest expense for the three months ended March 31, 2007 includes interest on the $125.0 million of borrowings outstanding as of the date of the initial public offering under our $225 million revolving credit facility and amortization of deferred financing costs incurred to obtain that facility.

Income tax expense.  Income tax expense reflects taxes incurred under the Texas margins tax.

The three months ended March 31, 2006 — Universal Compression Partners Predecessor

The following table summarizes the revenue, gross margin, gross margin percentage, expenses and net income of our predecessor for the period presented:

Three Months
Ended
March 31,
2006
(In thousands)

Revenue	$94,045
Gross margin(1)	61,131
Gross margin percentage	65.0%
Expenses:
Selling, general and administrative expenses	9,451
Depreciation	18,809
Other (income) expense, net	(50)
Net income	$32,921

(1)             For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures”) of this report.

Revenue.  Revenue per average monthly operating horsepower was $17.39 for the three months ended March 31, 2006.  Average monthly operating horsepower was 1,803,029 for the three months ended March 31, 2006.

Gross Margin.  Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP within Part I, Item 2, (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures”) of this report.  Gross margin for the three months ended March 31, 2006 was $61.1million.

Gross Margin Percentage.  Gross margin percentage was 65.0% for the three months ended March 31, 2006.

SG&A Expenses.  SG&A expenses are allocations of indirect corporate overhead from Universal Compression Holdings to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services. SG&A expenses also include an allocation of costs from Universal Compression Holdings related to costs associated with its office building and other facilities that we use. The allocated SG&A expenses represented 10.0% of revenues for the three months ended March 31, 2006.

Depreciation.  Depreciation expense is related to our predecessor’s contract compression fleet and was $18.8 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

We have established our own bank accounts but Universal Compression Holdings’ personnel will continue to manage our cash and investments.

Our primary sources of cash are operating activities and financing activities.  Our primary uses of cash are operating expenditures and capital expenditures.  The following table summarizes our sources of cash for the three months ended March 31, 2007 (in thousands):

Three Months
Ended
March 31,
2007
Net cash provided by (used in):
Operating activities	$7,921
Investing activities	(6,079)
Financing activities	(2,802)

As of
March 31,
2007
Cash and cash equivalents	$1,470
Working capital, net of cash and cash equivalents	1,470

Investing Activities.   Capital expenditures for the three months ended March 31, 2007 were $6.1 million, consisting of $4.7 million for fleet additions and $1.4 million for compressor maintenance activities.  There were no asset sales for the three months ended March 31, 2007.

Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2007 was $2.8 million which was the result of distributions to unitholders and changes in accounts receivable and accounts payable with affiliates.

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

Given our objective of growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We will actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our credit facility, the issuance of additional partnership units and future debt offerings.

Long-term Debt. As of March 31, 2007, we had approximately $125.0 million in outstanding debt obligations under our $225 million revolving credit facility.   All amounts under the $225 million revolving credit facility mature in October 2011.  Covenants within our credit facility required that we maintain various financial ratios.  As of March 31, 2007, we were in compliance with all financial covenants.

We expect our future sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility, issuance of additional partnership units and debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and quarterly cash distributions.

Distributions to Unitholders.  Our partnership agreement requires us to distribute all of our “available cash” quarterly. Under the partnership agreement, available cash is defined to generally mean, for each fiscal quarter, (i) our cash on hand at the end of the quarter in excess of the amount of reserves our general partner determines is necessary or appropriate to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the upcoming four quarters, plus, (ii) if our general partner so determines, all or a portion of our cash on hand on the date of determination of available cash for the quarter.

On February 2, 2007, the board of directors of our general partner approved a cash distribution of $0.278 per unit, or $3.6 million.  The distribution for the quarter ended December 31, 2006 was paid on February 14, 2007, and reflects the pro rata portion of the quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering, October 20, 2006, through December 31, 2006.

On April 30, 2007, the board of directors of our general partner approved a cash distribution of $0.35 per unit, or $4.5 million.  The distribution reflects our minimum quarterly distribution and covers the time period from January 1, 2007 through March 31, 2007.  The record date for this distribution is May 10, 2007 and payment is expected to occur on May 15, 2007.

Non-GAAP Financial Measures

We and our predecessor define gross margin as total revenue less cost of sales (excluding depreciation expense).  Gross margin is included as a supplemental disclosure because it is a primary measure used by our and our predecessor’s management as it represents the results of revenue and cost of sales (excluding depreciation expense), which are key components of our and our predecessor’s operations.  As an indicator of our and our predecessor’s operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP.  Our and our predecessor’s gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

The following table reconciles our and our predecessor’s net income to gross margin (in thousands):

		Universal
	Universal	Compression
	Compression	Partners
	Partners, L.P.	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2007	2006

Net income	$2,343	$32,921
Depreciation	2,782	18,809
Selling, general and administrative expense	3,259	9,451
Interest expense, net	2,133	─
Other (income) expense, net	(6)	(50)
Income tax expense	56	─
Gross margin	$10,567	$61,131

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangement.

As of March 31, 2007, the notional amount of the interest rate swap agreement related to our revolving credit facility was $125.0 million and the fair value of this interest rate swap agreement as of March 31, 2007 was a liability of approximately $2.1 million.  The swap agreement terminates in December 2011 and has a fixed rate of 5.28%.  As of March 31, 2007, all of our outstanding variable rate debt has been converted to a fixed rate through the swap agreement.

ITEM 4T. Controls and Procedures

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

PART II. OTHER INFORMATION

ITEM 1.                    Legal Proceedings

Additional information concerning legal proceedings of Universal Compression Partners, L.P. and Universal Compression Partners Predecessor is contained in Note 9 and Note 4, respectively, to the unaudited consolidated and combined financial statements included in Part I, Item 1 (“Financial Statements”) of this report, which we have incorporated by reference into this Item 1.

ITEM 1a.              Risk Factors

In addition to the other information included in this Quarterly Report on Form 10-Q and the risk factors reported in our Annual Report on Form 10-K for the period from June 22, 2006 through December 31, 2006, you should consider the following risk factor in evaluating our business and future prospects.  If any of the risks contained in this Quarterly Report or our Annual Report occur, our business, results of operations, financial condition and ability to make cash distributions to our unitholders could be materially adversely affected.

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders.  The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner.  Our methodology may be viewed as understating the value of our assets.  In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders.  Moreover, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets.  The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

Universal Compression Partners, L.P.

Date: May 9, 2007	By:	UCO GENERAL PARTNER, LP
its General Partner

	By:	UCO GP, LLC
its General Partner

	By:	/s/ DANIEL K. SCHLANGER
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