Form 10-Q
period 2007-06-30
Universal Compression Partners, L.P.
filed 2007-08-07
CIK 1367064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes ☐ No ☒

As of August 2, 2007, there were 10,353,790 common units and 6,325,000 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNIVERSAL COMPRESSION PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,158	$2,430
Accounts receivable, trade, net of allowance for bad debts of $56 and zero as of June 30, 2007 and December 31, 2006, respectively	4,355	5,676
Accounts receivable, affiliate	25,636	4,732
Total current assets	31,149	12,838
Contract compression equipment	211,185	193,957
Accumulated depreciation	(45,481)	(40,759)
Net contract compression equipment	165,704	153,198
Goodwill	36,549	36,549
Derivative financial instrument	373	—
Other assets	1,090	1,076
Total assets	$234,865	$203,661
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$444	$1,641
Accounts payable, affiliate	36,507	5,204
Accrued liabilities	1,400	234
Accrued interest	653	597
Total current liabilities	39,004	7,676
Long-term debt	121,000	125,000
Derivative financial instrument	—	1,528
Total liabilities	160,004	134,204
Commitments and contingencies (Note 9)
Partners’ capital:
Common units	122,320	122,142
Subordinated units	(54,171)	(57,468)
General partner units	5,561	5,496
Accumulated other comprehensive income (loss)	1,151	(713)
Total partners’ capital	74,861	69,457
Total liabilities and partners’ capital	$234,865	$203,661

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2007

Revenue	$18,804	$36,389
Costs and expenses:
Cost of sales (excluding depreciation)	7,573	14,591
Depreciation	2,968	5,750
Selling, general and administrative	3,915	7,174
Interest expense, net	2,093	4,226
Other (income) expense, net	(3)	(9)
Total costs and expenses	16,546	31,732
Income before income taxes	2,258	4,657
Income tax (benefit) expense	(6)	50
Net income	$2,264	$4,607

General partner interest in net income	$45	$92
Limited partner interest in net income	$2,219	$4,515

Weighted average limited partners’ units outstanding:
Basic	12,650	12,650
Diluted	12,709	12,676

Earnings per limited partner unit—Basic	$0.18	$0.36
Earnings per limited partner unit—Diluted	$0.17	$0.36

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION PARTNERS, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

Six Months Ended June 30, 2007

Cash flows from operating activities:
Net income	$4,607
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,750
Amortization of debt issuance cost	112
Unit based compensation expense	1,891
(Increase) decrease in other assets	(126)
(Increase) decrease in accounts receivable, trade	1,321
Increase (decrease) in accounts payable, trade	(1,197)
Increase (decrease) in accrued liabilities	1,222
Net cash provided by operating activities	13,580
Cash flows from investing activities:
Additions to contract compression equipment	(16,150)
Net cash used in investing activities	(16,150)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	(4,000)
Distribution to unitholders	(8,105)
(Increase) decrease in net accounts receivable/accounts payable with affiliate	13,403
Net cash provided by financing activities	1,298
Net decrease in cash and cash equivalents	(1,272)
Cash and cash equivalents at beginning of period	2,430
Cash and cash equivalents at end of period	$1,158

See accompanying notes to unaudited consolidated financial statements.

UNIVERSAL COMPRESSION PARTNERS, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership’s Annual Report on Form 10-K for the period from June 22, 2006 through December 31, 2006. That report contains a more comprehensive summary of the Partnership’s major accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2007.

Because the Partnership was formed on June 22, 2006 and had no operations prior to October 20, 2006, Consolidated Statement of Operations and Consolidated Statement of Cash Flows are not presented for the six months ended June 30, 2006. Financial statements and notes for Universal Compression Partners Predecessor can be found elsewhere in this report.

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

Income Taxes

As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by the Partnership generally flow through to the unitholders of the Partnership.  However, Texas, through a recently enacted margin tax, imposes an entity-level income tax on partnerships.

The State of Texas margin tax will become effective for tax reports originally due on or after January 1, 2008.  This margin tax requires partnerships and other forms of legal entities to pay a tax of 1.0% on its “margin,” as defined in the law, based on 2007 results.  The margin tax base to which the tax rate will be applied is either the lesser of 70% of the Partnership’s total revenues for federal income tax purposes or total revenue less cost of goods sold or compensation for federal income tax purposes.  For the six months ended June 30, 2007, the Partnership recorded an accrued liability related to the Texas margin tax of $50,000.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for entities to report information about the operating segments and geographic areas in which they operate. The Partnership operates in only one segment and all of its operations are located in the United States of America.

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

The only potentially dilutive securities issued by the Partnership are unit options and phantom units, neither of which would impact the calculation of net income for dilutive earnings per unit purposes.  The dilutive effects of unit option and phantom unit grants outstanding for the three months and six months ended June 30, 2007 were 59,000 units and 26,000 units, respectively.  For the three months and six months ended June 30, 2007, no unit options or phantom units were excluded from the computation of diluted earnings per unit.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 will be effective for the Partnership on January 1, 2008.  The Partnership is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

Under the Omnibus Agreement, Universal Compression Holdings agreed that, for a period that will terminate on December 31, 2008, the Partnership’s obligation to reimburse Universal Compression Holdings for (1) any cost of sales that it incurs in the operation of the Partnership’s business will be capped at an amount equal to $16.95 per horsepower (after taking into account any such costs the Partnership incurs and pays directly) on a quarterly basis; and (2) any selling, general and administrative costs allocated to the Partnership will be capped at $2.5 million per quarter (after taking into account any such costs the Partnership incurs and pays directly). These caps may be subject to increases in connection with expansions of the Partnership’s operations through the acquisition or construction of new assets or businesses (see Note 11).  For the three months and six months ended June 30, 2007, the Partnership’s cost of sales exceeded the cap by $1.7 million and $3.1 million, respectively.  For the three months and six months ended June 30, 2007, the Partnership’s selling, general and administrative expense exceeded the cap by approximately $0.1 million and $0.3 million, respectively.  The excess amounts over the caps are being accounted for as a capital contribution.  The Omnibus Agreement was amended in July 2007 and, among other things, increased the caps (see Note 11).

During the six months ended June 30, 2007, the Partnership purchased $13.4 million of new compression equipment from Universal Compression Holdings and Universal Compression Holdings contributed $1.8 million of cost to overhaul compression equipment to the Partnership.  These costs relate to overhauls on equipment that was contributed to the Partnership by Universal Compression Holdings on the date of the Partnership’s initial public offering and where the overhaul was in-progress on that date.

For the three months and six months ended June 30, 2007, the Partnership had revenue of $0.3 million and $0.5 million, respectively, and cost of sales of $1.0 million and $1.4 million, respectively, with affiliates related to leases of compression equipment.

4. Long-Term Debt

As of June 30, 2007, the Partnership had approximately $121.0 million outstanding under its revolving credit facility (see Note 11).  Covenants in the credit facilities require that the Partnership maintain various financial ratios.  As of June 30, 2007, the Partnership was in compliance with all financial covenants.

  5.  Cash Distributions

On February 14, 2007, the Partnership distributed approximately $3.6 million, or $0.278 per unit, which reflects the pro rata portion of the quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering on October 20, 2006, through December 31, 2006.  On May 15, 2007, the Partnership distributed approximately $4.5 million, or $0.35 per unit, the Partnership’s minimum quarterly distribution covering the period from January 1, 2007 to March 31, 2007.

On July 30, 2007, the board of directors of the Partnership’s general partner approved a cash distribution of $0.35 per unit, or approximately $6.0 million.  The distribution reflects the Partnership’s minimum quarterly distribution rate of $0.35 and covers the time period from April 1, 2007 to June 30, 2007.  The record date for this distribution is August 9, 2007 and payment is expected to occur on August 14, 2007.  Because the Partnership issued approximately 4.1 million common and general partner units on July 9, 2007, prior to the record date, to fund its recent acquisition of contract compression assets from Universal Compression Holdings (see Note 11), this distribution will also be paid to the holders of those units.

6. Unit-Based Compensation

The following table presents the unit-based compensation expense included in the Partnership’s results of operations (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2007
Unit options	$1,301	$1,887
Phantom units	2	4
Total unit-based compensation expense	$1,303	$1,891

There was no unit-based compensation cost capitalized during the three months and six months ended June 30, 2007.  During the six months ended June 30, 2007, no unit options or phantom units were granted, exercised or cancelled.

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

As of June 30, 2007, the notional amount of the interest rate swap agreement related to the Partnership’s revolving credit facility was $125.0 million and the fair value of this interest rate swap agreement as of June 30, 2007 was a derivative asset of approximately $0.4 million.  The swap agreement terminates in December 2011 and has a fixed rate of 5.28%.  As of June 30, 2007, all of our outstanding variable rate debt had been converted to a fixed rate through the swap agreement.  Because the terms of the hedged item and this swap do not substantially coincide, the Partnership performs calculations to determine the amount of ineffectiveness, if any.  For the three months and six months ended June 30, 2007, the Partnership recorded approximately $36,000 of ineffectiveness.

8. Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2007
Net income	$2,264	$4,607
Other comprehensive income:
Interest rate swap gain	2,413	1,864

Comprehensive income	$4,677	$6,471

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

10. Proposed Merger Between Universal Compression Holdings and Hanover Compressor Company

In February 2007, Universal Compression Holdings and Hanover Compressor Company (“Hanover”) entered into a merger agreement. Upon consummation of the transactions set forth in the merger agreement, each common share of Hanover will be converted into 0.325 shares of common stock of a newly created holding company, Exterran Holdings, Inc. (“Exterran”), and each common share of Universal Compression Holdings will be converted into one share of Exterran. Hanover will be treated as the acquirer for accounting purposes.

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”).  On July 3, 2007, Universal Compression Holdings and Hanover each received notice that the waiting period required by the Hart-Scott-Rodino Act with respect to the merger had been terminated.  On July 10, 2007, the SEC declared effective the registration statement relating to the proposed merger.  Each company has scheduled its annual meeting of stockholders, at which the proposed merger will be considered, for August 16, 2007.  Universal Compression Holdings and Hanover expect the merger to close on or about August 20, 2007, but no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

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

Upon the closing of the proposed merger, the Partnership will remain a subsidiary of Universal Compression Holdings, and Universal Compression Holdings will become a wholly owned indirect subsidiary of Exterran.

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

11.  Subsequent Events

In July 2007, the Partnership acquired from Universal Compression Holdings contract compression customer service agreements with eight customers and a fleet of 722 compressor units, comprising 281,992 horsepower, or 13% (by available horsepower) of the combined domestic contract compression business of Universal Compression Holdings and the Partnership. These compressor units serve the compression service needs of the eight customers that became customers of the Partnership upon the closing of the acquisition.  In connection with this acquisition, the Partnership assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings approximately 2.0 million common units and approximately 82,000 general partner units.  Additionally, the Partnership issued approximately 2.0 million common units for proceeds of $69.1 million (net of private placement fees of $0.9 million) to institutional investors in a private placement.  The Partnership used the proceeds from the private placement to repay a portion of the debt assumed from Universal Compression Holdings.

Additionally, in connection with this acquisition, the Partnership expanded its revolving credit facility from $225 million to $315 million and borrowed an additional $90 million under that facility, which it used, along with available cash, to repay the remainder of the debt assumed from Universal Compression Holdings in conjunction with this acquisition.

In July 2007, the Partnership entered into two interest rate swap agreements related to its revolving credit facility.  Each swap agreement has a notional amount of $40 million.   These swap agreements both terminate in October 2011 and have a weighted average fixed rate of 5.33%.

Also, in connection with the closing of the acquisition, the Partnership entered into an amendment (the “First Amendment”) to the Omnibus Agreement.  The First Amendment, among other things, increased the cap on selling, general and administrative costs allocable from Universal Compression Holdings to the Partnership based on such costs incurred by Universal Compression Holdings on behalf of the Partnership from $2.5 million per quarter to $4.75 million (after taking into account any such costs that the Partnership incurs and pays directly) per quarter and increased the cap on cost of sales from $16.95 per horsepower per quarter to $18.00 per horsepower (after taking into account any such costs that the Partnership incurs and pays directly) per quarter.  These caps are scheduled to terminate on December 31, 2008, as previously agreed.

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR

COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2006

Revenue	$101,460	$195,505

Cost of sales (excluding depreciation)	35,792	68,706
Depreciation	19,192	38,001
Selling, general and administrative expenses	13,028	22,479
Other (income) expense, net	(527)	(577)
Net income and comprehensive income	$33,975	$66,896

See accompanying notes to unaudited combined financial statements.

UNIVERSAL COMPRESSION PARTNERS PREDECESSOR

COMBINED STATEMENT OF CASH FLOWS

(In thousands)

(unaudited)

Six Months Ended June 30, 2006
Cash flows from operating activities:
Net income	$66,896
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,001
Gain on asset sales	(575)
(Increase) decrease in receivables	(33,979)
Increase (decrease) in accrued liabilities	743
Net cash provided by operating activities	71,086
Cash flows from investing activities:
Additions to property and equipment	(51,905)
Proceeds from sale of property and equipment	4,721
Net cash used in investing activities	(47,184)
Cash flows from financing activities:
Net distributions to parent	(23,902)
Net cash used in financing activities	(23,902)
Increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$—

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

Comprehensive Income

The Predecessor had no items of other comprehensive income for the period presented in the Combined Statements of Operations and Comprehensive Income. As a result, net income and comprehensive income are the same for the periods presented.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for entities to report information about the operating segments and geographic areas in which they operate.  The Predecessor only operates in one segment and all of its operations are located in the United States.

 Non-cash Financing and Investing Activities

Net distributions to parent on the Combined Statement of Cash Flows for the six months ended June 30, 2006 exclude certain non-cash transactions related to net transfers of contract compression equipment (from)/to the Predecessor and from/(to) other subsidiaries of Universal Compression Holdings.

2.  Related Party Transactions

The Predecessor has no employees. The employees supporting the Predecessor are employees of Universal Compression Holdings. Services provided by Universal Compression Holdings to the Predecessor include support of the contract compression services provided by the Predecessor to its customers utilizing equipment owned by the Predecessor, such as designing, sourcing, installing, operating, servicing, repairing and maintaining the equipment. Additionally, Universal Compression Holdings provides to the Predecessor centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. Costs incurred by Universal Compression Holdings on behalf of the Predecessor and that can be directly identified to the Predecessor are included in the Predecessor’s results of operations. Costs incurred by Universal Compression Holdings that are indirectly attributable to the Predecessor and Universal Compression Holdings’ other operations are allocated among the Predecessor and Universal Compression Holdings’ other operations. For the three months and six months ended June 30, 2006, Universal Compression Holdings’ defined contribution 401(k) plan and employees’ supplemental savings plan expense allocated to the Predecessor was $0.4 million and $0.7 million, respectively. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue, employee headcount and net assets. Management believes that the allocation methodologies used to allocate indirect costs to it are reasonable.

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

A portion of the stock-based compensation expense incurred by Universal Compression Holdings is an indirect cost allocated to the Predecessor based on factors discussed in Note 2.  In the three months and six months ended June 30, 2006, the adoption of SFAS No. 123R by Universal Compression Holdings impacted the Predecessor’s results of operation by increasing selling, general and administrative expenses by $0.6 million and $1.1 million, respectively, as compared to the expense that would have been recognized under APB 25.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct.  These forward-looking statements are also affected by the risk factors and forward-looking statements described in our Annual Report on Form 10-K for the period from June 22, 2006 through December 31, 2006 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•                                          conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas;

•                                          competition among the various providers of natural gas compression services;

•                                          our ability to negotiate and enter into suitable substitute arrangements with Universal Compression Holdings that would take effect upon the termination of the Omnibus Agreement;

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

•                                          our ability to grow our asset base, particularly our fleet of compressors;

•                                          our ability to retain and grow our customer base;

•                                          an IRS challenge to our valuation methodologies, which may result in a shift of income, gain, loss and deduction between the general partner and the unitholders;

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

Recent Developments

Universal Compression Holdings Pending Merger With Hanover

In February 2007, Universal Compression Holdings and Hanover entered into a merger agreement. Upon consummation of the transactions set forth in the merger agreement, each common share of Hanover will be converted into 0.325 shares of common stock of a newly created holding company, Exterran Holdings, Inc. (“Exterran”), and each common share of Universal Compression Holdings will be converted into one share of Exterran. Hanover will be treated as the acquirer for accounting purposes.

The merger agreement has been unanimously approved by both companies’ boards of directors. Completion of the merger is subject to a number of conditions, including the approval of the stockholders of both companies and customary regulatory approvals, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“Hart-Scott-Rodino Act”).  On July 3, 2007, Universal Compression Holdings and Hanover each received notice that the waiting period required by the Hart-Scott-Rodino Act with respect to the merger had been terminated.  On July 10, 2007, the SEC declared effective the registration statement relating to the proposed merger.  Each company has scheduled its annual meeting of stockholders, at which the proposed merger will be considered, for August 16, 2007.  Universal Compression Holdings and Hanover expect the merger to close on or about August 20, 2007, but no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

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

Upon the closing of the proposed merger, we will remain a subsidiary of Universal Compression Holdings, and Universal Compression Holdings will become a wholly owned subsidiary of Exterran.

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

July 2007 Contract Compression Acquisition

In July 2007, we acquired from Universal Compression Holdings contract compression customer service agreements with eight customers and a fleet of 722 compressor units, comprising 281,992 horsepower, or 13% (by available horsepower) of the combined domestic contract compression business of Universal Compression Holdings and us. These compressor units serve the compression service needs of the eight customers that became our customers upon the closing of the acquisition.  In connection with this acquisition, we assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings approximately 2.0 million common units and approximately 82,000 general partnership units.  Additionally, we issued approximately 2.0 million common units for proceeds of $69.1 million, (net of private placement fees of $0.9 million) to institutional investors in a private placement.  We used the proceeds from the private placement to repay a portion of the debt assumed from Universal Compression Holdings.

Additionally, in connection with this acquisition, we expanded our revolving credit facility from $225 million to $315 million and borrowed an additional $90 million under that facility, which we used, along with available cash, to repay the remainder of the debt assumed from Universal Compression Holdings in conjunction with this transaction.

In July 2007, the Partnership entered into two interest rate swap agreements related to its revolving credit facility.  Each swap agreement has a notional amount of $40 million.   These swap agreements both terminate in October 2011 and have a weighted average fixed rate of 5.33%.

Also, in connection with the closing of the acquisition, we entered into an amendment (the “First Amendment”) to the Omnibus Agreement.  The First Amendment, among other things, increased the cap on selling, general and administrative costs allocable from Universal Compression Holdings to us based on such costs incurred by Universal Compression Holdings on our behalf from $2.5 million per quarter to $4.75 million (after taking into account any such costs that we incur and pay directly) per quarter and increases the cap on cost of sales from $16.95 per horsepower per quarter to $18.00 per horsepower (after taking into account any such costs that we incur and pay directly) per quarter.  These caps are scheduled to terminate on December 31, 2008, as previously agreed.

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

•                                          Due to the contribution of only operating horsepower in connection with our initial public offering, our utilization was initially 100%, which is higher than the historical utilization achieved by our predecessor. As of June 30, 2007, our spot utilization rate was 92.7%.  We expect our utilization rate to continue to decline over time, ultimately approximating the utilization rates of our predecessor;

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

•                                          Because we lease compression equipment from Universal Compression Holdings to meet the specific compression needs of our customers, we incur lease expense that increases our cost of sales (excluding depreciation expense) and reduces our gross margin percentage as compared to our predecessor;

•                                          We anticipate incurring incremental selling, general and administrative expenses of approximately $2.5 million per year as a result of being a publicly traded limited partnership, including costs associated with annual and quarterly reports to unitholders, financial statement audit, tax return and Schedule K-1 preparation and distribution, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and director compensation; and

•                                          At June 30, 2007, we had $121.0 million outstanding under our revolving credit facility and will incur related interest expense, whereas our predecessor historically had no debt.

Operating Highlights

The following table summarizes total available horsepower, average operating horsepower and horsepower utilization percentages of us and our predecessor for the periods presented.  We were formed in June 2006, but we commenced operations on October 20, 2006.  As a result, operating data is shown for us for the period in 2006 in which we had operations.

	Universal Compression Partners, L.P.			Universal Compression Partners Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	October 20, 2006 through December 31,	Three Months Ended June 30,	Six Months Ended June 30,
	2007		2006	2006

Total Available Horsepower (at period end)	386,988	386,988	343,010	1,988,798	1,988,798
Average Operating Horsepower	347,852	340,092	330,276	1,793,551	1,797,425
Horsepower Utilization:
Spot (at period end)	92.7%	92.7%	96.9%	89.6%	89.6%
Average	93.1%	94.1%	98.6%	90.6%	91.1%

Financial Results of Operations

The three months and six months ended June 30, 2007 — Universal Compression Partners, L.P.

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income:

	Three Months Ended June 30,	Six Months Ended June 30,
	2007
	(In thousands)

Revenue	$18,804	$36,389
Gross margin (1)	11,231	21,798
Gross margin percentage	59.7%	59.9%
Expenses:
Depreciation	$2,968	$5,750
Selling, general and administrative	3,915	7,174
Interest expense, net	2,093	4,226
Other (income) expense, net	(3)	(9)
Income tax (benefit) expense	(6)	50
Net income	$2,264	$4,607

(1)                                  For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report.

Revenue.  Revenue per average monthly operating horsepower for the three months and six months ended June 30, 2007 was $18.02 and $17.83, respectively.  Average monthly operating horsepower for the three months and six months ended June 30, 2007 was 347,852 and 340,092, respectively.

Gross Margin.  Gross margin (defined as revenue less cost of sales, excluding depreciation expense) for the three months and six months ended June 30, 2007 was $11.2 million and $21.8 million, respectively.  Cost of sales includes direct costs such as labor and parts associated with the maintenance and repair of our compressor fleet, oil and fluids, transportation cost of units and remote monitoring cost. Cost of sales includes indirect costs such as fuel cost and repair and maintenance cost related to our service vehicle fleet, field supplies, tools, facilities and communication cost, among others. Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP within Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report.

Gross Margin Percentage.  Gross margin percentage (defined as gross margin as a percentage of revenue) for the three months and six months ended June 30, 2007 was 59.7% and 59.9%, respectively.

Selling, General and Administrative (“SG&A”) Expenses.   SG&A expenses are primarily comprised of an allocation from Universal Compression Holdings of expenses for the three months and six months ended June 30, 2007.  These allocated costs include costs for personnel support and related expenditures for legal, accounting, treasury, insurance administration and claims processing, risk management, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, ERP, training, executive, sales and business development.  In addition, we incurred directly expenses for ad valorem taxes, compensation related to our unit options and phantom units and professional service fees related to the preparation of our K-1 schedules.  We grant unit options to individuals who are not our employees, but who are employees of Universal Compression Holdings.  Because we grant unit options to non-employees, we are required to re-measure the fair value of the unit options each period and to record a cumulative adjustment of the expense previously recognized.  The cumulative effect recognized in SG&A expenses as a result of the re-measurement of fair value of the unit options for the three months and six months ended June 30, 2007 was $1.2 million and $1.7 million, respectively.  SG&A expenses for the three months and six months ended June 30, 2007 represented 20.8% and 19.7%, respectively, of revenues.

Depreciation Expense.  Depreciation expense is related to our contract compression fleet and for the three months and six months ended June 30, 2007 was $3.0 million and $5.8 million, respectively.

Interest Expense, Net.   Interest expense for the three months and six months ended June 30, 2007 includes interest on the borrowings outstanding under our revolving credit facility and amortization of deferred financing costs incurred to obtain that facility.

Income Tax (Benefit) Expense.  Income tax (benefit) expense reflects taxes recorded under the Texas margins tax.

The three months and six months ended June 30, 2006 – Universal Compression Partners Predecessor

The following table summarizes the revenue, gross margin, gross margin percentage, expenses and net income of our predecessor for the period presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2006
	(In thousands)

Revenue	$101,460	$195,505
Gross margin(1)	65,668	126,799
Gross margin percentage	64.7%	64.9%
Expenses:
Depreciation	$19,192	$38,001
Selling, general and administrative	13,028	22,479
Other (income) expense, net	(527)	(577)
Net income	$33,975	$66,896

(1)                                  For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report.

Revenue.  Revenue per average monthly operating horsepower for the three months and six months ended June 30, 2006 was $18.86 and $18.13, respectively.  Average monthly operating horsepower for the three months and six months ended June 30, 2006 was 1,793,551 and 1,797,425, respectively.

Gross Margin.  Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP within Part I, Item 2, (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report.  Gross margin for the three months and six months ended June 30, 2006 was $65.7 million and $126.8 million, respectively.

Gross Margin Percentage.  Gross margin percentage for the three months and six months ended June 30, 2006 was 64.7% and 64.9%, respectively.

SG&A Expenses.  SG&A expenses are allocations of indirect corporate overhead from Universal Compression Holdings to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services. SG&A expenses also include an allocation of costs from Universal Compression Holdings related to costs associated with its office building and other facilities that we use. The allocated SG&A expenses for the three months and six months ended June 30, 2006 represented 12.8% and 11.5%, respectively, of revenues.

Depreciation Expense.  Depreciation expense is related to our predecessor’s contract compression fleet and for the three months and six months ended June 30, 2006 was $19.2 million and $38.0 million, respectively.

Liquidity and Capital Resources

We have established our own bank accounts but Universal Compression Holdings’ personnel will continue to manage our cash and investments.

Our primary sources of cash are operating activities and financing activities.  Our primary uses of cash are operating expenditures and capital expenditures.  The following table summarizes our sources of cash for the six months ended June 30, 2007 (in thousands):

Six Months Ended June 30, 2007
Net cash provided by (used in):
Operating activities	$13,580
Investing activities	(16,150)
Financing activities	1,298

As of June 30, 2007
Cash and cash equivalents	$1,158
Working capital, net of cash and cash equivalents	(9,013)

Investing Activities.   Capital expenditures for the six months ended June 30, 2007 were $16.2 million, consisting of $13.4 million for fleet additions and $2.8 million for compressor maintenance activities.  There were no asset sales for the three or six months ended June 30, 2007.

Financing Activities.  Net cash provided by financing activities for the six months ended June 30, 2007 was $1.3 million which was the result of distributions to unitholders, changes in accounts receivable and accounts payable with affiliates and repayment of debt obligations under our revolving credit facility.

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

Long-term Debt. As of June 30, 2007, we had approximately $121.0 million in outstanding debt obligations under our revolving credit facility.   All amounts under the revolving credit facility mature in October 2011.  Covenants within our credit facility require that we maintain various financial ratios.  As of June 30, 2007, we were in compliance with all financial covenants.

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

On February 14, 2007, the board of directors of our general partner approved a cash distribution of approximately $3.6 million, or $0.278 per unit, which reflects the pro rata portion of the quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering on October 20, 2006, through December 31, 2006.  On May 15, 2007, the board of directors of our general partner approved a cash distribution of approximately $4.5 million, or $0.35 per unit, the Partnership’s minimum quarterly distribution covering the period from January 1, 2007 to March 31, 2007.

On July 30, 2007, the board of directors of our general partner approved a cash distribution of $0.35 per unit, or $6.0 million.  The distribution reflects the minimum quarterly distribution rate of $0.35 per unit and covers the time period from April 1, 2007 to June 30, 2007.  The record date for this distribution is August 9, 2007 and payment is expected to occur on August 14, 2007.  Because we issued approximately 4.1 million common and general partner units on July 9, 2007, prior to the record date, to fund our recent acquisition of contract compression assets from Universal Compression Holding, as described within Part I, Item 2, (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”) of this report, this distribution will also be paid to the holders of those units.

July 2007 Contract Compression Acquisition.  In July 2007, we acquired from Universal Compression Holdings contract compression customer service agreements with eight customers and a fleet of 722 compressor units comprising 281,992 horsepower, or 13% (by available horsepower) of the combined domestic contract compression business of Universal Compression Holdings and us. These compressor units serve the compression service needs of the eight customers that became customers of us upon the closing of the transaction.  In connection with the acquisition, we assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings approximately 2.0 million common units and approximately 82,000 general partnership units.  Additionally, we issued approximately 2.0 million common units for proceeds of $69.1 million, (net of private placement fees of $0.9 million) to institutional investors in a private placement.  We used the proceeds from the private placement to repay a portion of the debt assumed from Universal Compression Holdings.

Additionally, in connection with this acquisition, we expanded our revolving credit facility from $225 million to $315 million and borrowed an additional $90 million under that facility, which we used, along with available cash, to repay the remainder of the debt assumed from Universal Compression Holdings in conjunction with this acquisition.

In July 2007, we entered into two interest rate swap agreements related to our revolving credit facility.  Each swap agreement has a notional amount of $40 million.   These swap agreements both terminate in October 2011 and have a weighted average fixed rate of 5.33%.

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

The following table reconciles our and our predecessor’s net income to gross margin (in thousands):

	Universal Compression Partners, L.P.		Universal Compression Partners Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2007		2006

Net income	$2,264	$4,607	$33,975	$66,896
Depreciation	2,968	5,750	19,192	38,001
Selling, general and administrative	3,915	7,174	13,028	22,479
Interest expense, net	2,093	4,226	—	—
Other (income) expense, net	(3)	(9)	(527)	(577)
Income tax (benefit) expense	(6)	50	—	—
Gross margin	$11,231	$21,798	$65,668	$126,799

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

                                              We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangement.

As of June 30, 2007, the notional amount of the interest rate swap agreement related to our revolving credit facility was $125.0 million and the fair value of this interest rate swap agreement as of June 30, 2007 was a derivative asset of approximately $0.4 million.  The swap agreement terminates in December 2011 and has a fixed rate of 5.28%.  As of June 30, 2007, all of our outstanding variable rate debt has been converted to a fixed rate through the swap agreement. Because the terms of the hedged item and this swap do not substantially coincide, the Partnership performs calculations to determine the amount of ineffectiveness, if any.  For the three months and six months ended June 30, 2007, the Partnership recorded approximately $36,000 of ineffectiveness.

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
2.1

Contribution Conveyance and Assumption Agreement, dated May 29, 2007, by and among Universal Compression Partners, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing Holding GP LLC, UCI Leasing Holding LP LLC, UCI Compressor Holding, L.P., UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP OLP GP LLC, UC Operating Partnership, L.P., UCLP Leasing GP LLC and UCLP Leasing, L.P. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 30, 2007).

2.2

Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 11, 2007).

10.1	Common Unit Purchase Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 25, 2007).

10.2

First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P., Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 11, 2007).

10.3*	Registration Rights Agreement dated July 9, 2007, by and among Universal Compression Partners, L.P., Kayne Anderson Energy Total Return Fund, Inc. and each party listed as signatory thereto.

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

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Universal Compression Partners, L.P.

Date: August 7, 2007	By: UCO GENERAL PARTNER, LP
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
2.1

Contribution Conveyance and Assumption Agreement, dated May 29, 2007, by and among Universal Compression Partners, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing Holding GP LLC, UCI Leasing Holding LP LLC, UCI Compressor Holding, L.P., UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP OLP GP LLC, UC Operating Partnership, L.P., UCLP Leasing GP LLC and UCLP Leasing, L.P. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 30, 2007).

2.2

Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 11, 2007).

10.1	Common Unit Purchase Agreement dated June 19, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 25, 2007).

10.2

First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P., Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 11, 2007).

10.3*	Registration Rights Agreement dated July 9, 2007, by and among Universal Compression Partners, L.P., Kayne Anderson Energy Total Return Fund, Inc. and each party listed as signatory thereto.

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

*                                         Filed herewith.