Form 10-Q
period 2007-09-30
EXTERRAN PARTNERS, L.P.
filed 2007-11-06
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33078
EXTERRAN PARTNERS, L.P.
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐                     Accelerated Filer ☐                     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

As of November 2, 2007, there were 10,353,790 common units and 6,325,000 subordinated units outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,851	$2,430
Accounts receivable, trade, net of allowance of $66 and zero, respectively	9,924	5,676
Accounts receivable, affiliate	17,146	4,732

Total current assets	32,921	12,838
Contract operations equipment	388,907	193,957
Accumulated depreciation	(88,141)	(40,759)

Net contract operations equipment	300,766	153,198
Goodwill	67,152	36,549
Other assets	1,103	1,076

Total assets	$401,942	$203,661

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$465	$1,641
Accounts payable, affiliate	23,470	5,204
Accrued liabilities	2,506	234
Accrued interest	3,187	597

Total current liabilities	29,628	7,676
Long-term debt	220,000	125,000
Derivative financial instrument	4,545	1,528

Total liabilities	254,173	134,204
Commitments and contingencies (Note 10)
Partners’ capital:
Limited partner units:
Common units	195,654	122,142
Subordinated units	(49,863)	(57,468)
General partner units	5,747	5,496
Accumulated other comprehensive loss	(3,769)	(713)

Total partners’ capital	147,769	69,457

Total liabilities and partners’ capital	$401,942	$203,661

See accompanying notes to unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per unit amounts)
(unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2007
Revenue and other income:
Contract operations	$34,711	$71,100
Interest income	9	18

	34,720	71,118

Costs and expenses:
Cost of sales (excluding depreciation)	14,986	30,555
Depreciation	5,160	10,910
Selling, general and administrative	3,400	9,596
Interest expense	3,560	7,786

Total costs and expenses	27,106	58,847

Income before income taxes	7,614	12,271
Income tax expense	132	182

Net income	$7,482	$12,089

General partner interest in net income	$150	$242

Limited partner interest in net income	$7,332	$11,847

Weighted average limited partners’ units outstanding:
Basic	16,285	13,875
Diluted	16,334	13,959

Earnings per limited partner unit—Basic	$0.45	$0.85

Earnings per limited partner unit—Diluted	$0.45	$0.85

See accompanying notes to unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)
(unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2007
Net income	$7,482	$12,089
Other comprehensive loss:
Interest rate swap loss	(4,920)	(3,056)

Comprehensive income	$2,562	$9,033

See accompanying notes to unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

Nine Months Ended
September 30,
2007
Cash flows from operating activities:
Net income	$12,089
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,910
Amortization of debt issuance cost	171
Unit based compensation expense	2,683
Changes in assets and liabilities:
Accounts receivable, trade	(4,248)
Other assets	(13)
Accounts payable, trade	(1,569)
Accrued liabilities	4,862

Net cash provided by operating activities	24,885

Cash flows from investing activities:
Capital expenditures	(23,777)

Net cash used in investing activities	(23,777)

Cash flows from financing activities:
Net borrowings (repayments) under revolving credit facility	95,000
Payments on long-term debt	(159,600)
Distributions to unitholders	(14,062)
Net proceeds from private placement of common units	68,982
Debt issuance costs	(184)
Capital contribution from limited and general partner	6,195
Decrease in net accounts receivable/accounts payable with affiliate	5,982

Net cash provided by financing activities	2,313

Net increase in cash and cash equivalents	3,421
Cash and cash equivalents at beginning of period	2,430

Cash and cash equivalents at end of period	$5,851

Supplemental disclosure of non-cash transactions:
Contract operations equipment acquired, net	$134,475

Goodwill allocated in acquisition	$30,603

Debt assumed in acquisition	$159,600

Common units issued to limited partner	$2,626

General partner units issued to general partner	$46

See accompanying notes to unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
Exterran Partners, L.P. (the “Partnership”) is a publicly held Delaware limited partnership formed on June 22, 2006, to acquire certain contract operations customer service agreements and related compressor fleet used to service those customers from the Partnership’s predecessor, Exterran Partners Predecessor (the “Predecessor”), formerly referred to as Universal Compression Partners Predecessor.
On August 20, 2007, the Partnership changed its name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal Compression Holdings”). In connection with the merger, Universal Compression Holdings and Hanover became wholly owned subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”), a new company formed in anticipation of the merger, and Universal Compression Holdings was merged with and into Exterran Holdings, Inc.
These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements presented in the Partnership’s Annual Report on Form 10-K for the period from June 22, 2006 through December 31, 2006. That report contains a more comprehensive summary of the Partnership’s accounting policies. In the opinion of management, the accompanying unaudited consolidated financial statements contain all appropriate adjustments, all of which are normally recurring adjustments unless otherwise noted, considered necessary to present fairly the financial position of the Partnership and its consolidated subsidiaries and the results of operations and cash flows for the respective periods. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2007.
Because the Partnership was formed on June 22, 2006 and had no operations prior to October 20, 2006, Consolidated Statements of Operations are not presented for the three months and nine months ended September 30, 2006 and a Consolidated Statement of Cash Flows is not presented for the nine months ended September 30, 2006. Financial statements and notes for the Predecessor are included in Part I, Item 1 (“Financial Statements”) of this report.
Goodwill
The goodwill recorded by the Partnership in connection with the July 2007 contract operations acquisition, as described in Note 3, of $30.6 million was an allocation of Universal Compression Holdings’ goodwill related to its U.S. Contract Operations segment. The amount allocated was based on the fair value of the net assets of Universal Compression Holdings’ U.S. Contract Operations segment that were transferred to the Partnership to the total fair value of the net assets of Universal Compression Holdings’ U.S. Contract Operations segment.
The Partnership performs an impairment test for goodwill annually, or more often if indicators of potential impairment exist. The Partnership’s goodwill impairment test involves a comparison of its reporting unit’s fair value with its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. As of February 2007, the Partnership performed its annual impairment analysis in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” and determined that no impairment had occurred.  If for any reason the fair value of the Partnership’s goodwill or that of its reporting unit declines below the carrying value in the future, the Partnership may incur charges for the impairment.
Unit-Based Compensation
Effective June 22, 2006, the Partnership adopted SFAS No. 123R, “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.
Income Taxes
As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by the Partnership generally flow through to its unitholders. However, Texas, through a recently enacted margin tax, imposes an entity-level income tax on partnerships.

The State of Texas’ margin tax will become effective for tax reports originally due on or after January 1, 2008. This margin tax requires partnerships and other forms of legal entities to pay a tax of 1.0% on its “margin,” as defined in the law, based on 2007 results. The margin tax base to which the tax rate will be applied is either the lesser of 70% of total revenues for federal income tax purposes or total revenue less cost of goods sold or compensation for federal income tax purposes. For the nine months ended September 30, 2007, the Partnership recorded an accrued liability related to the Texas margin tax of approximately $0.2 million.
Segment Reporting
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for entities to report information about the operating segments and geographic areas in which they operate. The Partnership operates in only one segment and all of its operations are located in the United States of America. In the third quarter of 2007, we renamed our Contract Compression segment Contract Operations.
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
The only potentially dilutive securities issued by the Partnership are unit options and phantom units, neither of which impact the amount of net income applicable for dilutive earnings per unit purposes. The dilutive effects of unit option and phantom unit grants outstanding for the three months and nine months ended September 30, 2007 were 49,000 units and 84,000 units, respectively. For the three months and nine months ended September 30, 2007, no unit options or phantom units were excluded from the computation of diluted earnings per unit.
Reclassifications
Certain amounts in the prior financial statements have been reclassified to conform to the 2007 financial statement classification. These reclassifications have no impact on the Partnership’s consolidated results of operations, cash flows or financial position.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Partnership adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on the Partnership’s consolidated financial statements.
In June 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”), which concludes that the presentation of taxes within EITF 06-3’s scope is an accounting policy decision that should be disclosed. If the taxes are reported on a gross basis, companies are required to disclose the amounts of those taxes if such amounts are deemed significant. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2006. The Partnership presents the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 did not have an impact on the Partnership’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact that the adoption of SFAS No. 157 will have on the Partnership’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 provided entities the one-time election to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS No. 159 is effective for financial statements as of the beginning of the first fiscal year that begins after November 15, 2007. Its provision may be applied to an earlier period only if the following conditions are met: (1) the decision to adopt is made after the issuance of SFAS No. 159 but within 120 days after the first day of the fiscal year of adoption, and no financial statements, including footnotes, for any interim period of the adoption year have yet been issued and (2) the requirements of SFAS No. 157 are adopted concurrently with or prior to the adoption of SFAS No. 159. The Partnership is currently evaluating the provisions of SFAS No. 159.
3. JULY 2007 CONTRACT OPERATIONS ACQUISITION
In July 2007, the Partnership acquired from Universal Compression Holdings contract operations customer service agreements with eight customers and a fleet of 722 compressor units having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising 281,992 horsepower, or 13% (by then available horsepower) of the combined U.S. contract operations business relating to natural gas compression of Universal Compression Holdings and the Partnership (the “July 2007 Contract Operations Acquisition”). These compressor units serve the compression service needs of the eight customers that became customers of the Partnership upon the closing of the acquisition.  In connection with this acquisition, the Partnership assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings approximately 2.0 million common units and approximately 82,000 general partner units.  Additionally, the Partnership issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. The Partnership entered into a registration rights agreement with the purchasers of the units offered in the private placement that, among other things, requires the Partnership to (a) file a shelf registration statement with the Securities and Exchange Commission (the “SEC”) covering the common units within 180 days of closing and (b) have the shelf registration statement declared effective by the SEC within 270 days of the closing. The Partnership used the proceeds from the private placement to repay a portion of the debt assumed from Universal Compression Holdings.
Additionally, in connection with this acquisition, the Partnership expanded its revolving credit facility from $225 million to $315 million and borrowed an additional $90 million under that facility, which it used, along with available cash, to repay the remainder of the debt assumed from Universal Compression Holdings in conjunction with this acquisition. In July 2007, the Partnership entered into two interest rate swap agreements related to its revolving credit facility. Each swap agreement has a notional amount of $40 million. These swap agreements terminate in October 2011 and have a weighted average fixed rate of 5.33%.
Also, in connection with the closing of the acquisition, the Partnership entered into an amendment (the “First Amendment”) to the omnibus agreement (“Omnibus Agreement”) with Universal Compression Holdings, its general partner, and others. The First Amendment, among other things, increased the cap on selling, general and administrative costs allocable from Universal Compression Holdings to the Partnership based on such costs incurred by Universal Compression Holdings on behalf of the Partnership from $2.5 million per quarter to $4.75 million (after taking into account any such costs that the Partnership incurs and pays directly) per quarter and increased the cap on cost of sales from $16.95 per horsepower per quarter to $18.00 per horsepower per quarter (after taking into account any such costs that the Partnership incurs and pays directly). These caps are scheduled to terminate on December 31, 2008. The Omnibus Agreement was amended and restated on August 20, 2007, but as discussed in Note 4, the Amended and Restated Omnibus Agreement retained these provisions.
4. MERGER BETWEEN UNIVERSAL COMPRESSION HOLDINGS AND HANOVER
On August 20, 2007, Universal Compression Holdings and Hanover completed their merger transaction. In connection with the merger, Universal Compression Holdings and Hanover became wholly owned subsidiaries of Exterran Holdings, and Universal Compression Holdings then merged with and into Exterran Holdings. As a result of the merger, Exterran Holdings became the owner of the Partnership’s general partner, which owns 340,383 general partner units, representing a 2% general partner interest, and all the incentive distribution rights in the Partnership, and also owns 2,014,395 common units and 6,325,000 subordinated units, collectively representing a 49% limited partner interest in the Partnership.
On August 20, 2007, in connection with the closing of the merger, the Partnership entered into an Amended and Restated Omnibus Agreement (“Amended and Restated Omnibus Agreement”) with Exterran Holdings, Exterran, Inc. (formerly known as Universal Compression, Inc.), UCO GP, LLC, UCO General Partner, LP, EXLP Operating LLC (formerly known as UCLP Operating LLC) and Exterran Energy Solutions, L.P. (formerly known as Hanover Compression Limited Partnership). The Amended and Restated Omnibus Agreement governs several relationships between the Partnership and Exterran Holdings, including:
•	Certain agreements not to compete between Exterran Holdings and its affiliates, on the one hand, and the Partnership and its affiliates, on the other hand;

•	Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate the Partnership’s business and the Partnership’s obligation to reimburse Exterran Holdings for the provision of such services, subject to certain limitations, and the cost caps discussed in Note 3;

•	The terms under which Exterran Holdings, the Partnership and their respective affiliates may transfer compression equipment among one another to meet their respective compression services obligations;

•	The terms under which the Partnership may purchase newly-fabricated compression equipment from Exterran Holdings’ affiliates;

•	Exterran Holdings’ grant of a license of certain intellectual property to the Partnership, including the Partnership’s logo; and

•	Exterran Holdings’ obligation to indemnify the Partnership for certain liabilities and the Partnership’s obligation to indemnify Exterran Holdings for certain liabilities.
5. RELATED PARTY TRANSACTIONS
Upon the closing of the Partnership’s initial public offering, it entered into an Omnibus Agreement with Universal Compression Holdings, its general partner and others. Concurrent with the closing of the July 2007 Contract Operations Acquisition, the Partnership entered into the First Amendment to the Omnibus Agreement, as described in Note 3.
The closing of the merger of Universal Compression Holdings and Hanover constituted a change of control of Universal Compression Holdings under the Omnibus Agreement, which caused a termination of the non-competition and equipment-sharing provisions, among others, of the Omnibus Agreement. On August 20, 2007, in connection with the closing of the merger, the Partnership entered into the Amended and Restated Omnibus Agreement, as described in Note 4. The Amended and Restated Omnibus Agreement will terminate on a change of control of the Partnership’s general partner or the removal or withdrawal of its general partner, and the non-competition and equipment sharing provisions, among others, will terminate upon a change of control of Exterran Holdings.
For the three months and nine months ended September 30, 2007, the Partnership’s cost of sales exceeded the cap provided in the Omnibus Agreement by $2.8 million and $5.9 million, respectively. For the three months and nine months ended September 30, 2007, the Partnership’s selling, general and administrative expense exceeded the cap by zero and $0.3 million, respectively. The excess amounts over the caps are included in the Partnership’s condensed consolidated statements of operations. The cash received for the amounts over the caps have been accounted for as a capital contribution in our condensed consolidated balance sheets and statement of cash flows.
During the nine months ended September 30, 2007, the Partnership purchased $18.7 million of new compression equipment from Exterran Holdings and Exterran Holdings contributed $2.8 million to overhaul compression equipment to the Partnership. These costs relate to in-progress overhauls on equipment that was contributed to the Partnership on the dates of the Partnership’s initial public offering and the July 2007 Contract Operations Acquisition.
For the three months and nine months ended September 30, 2007, the Partnership had revenue of $0.4 million and $0.9 million, respectively, from affiliates related to rental of compression equipment. For the three months and nine months ended September 30, 2007, the Partnership had cost of sales of $1.6 million and $3.0 million, respectively, with affiliates related to rental of compression equipment.
6. LONG-TERM DEBT
In connection with the July 2007 Contract Operations Acquisition, as described in Note 3, the Partnership expanded its revolving credit facility from $225 million to $315 million. As of September 30, 2007, the Partnership had approximately $220.0 million outstanding and $95.0 million available under its revolving credit facility. All amounts under the revolving credit facility mature in 2011.
The Partnership’s revolving credit facility bears interest at a Base Rate, as defined in the credit agreement, or LIBOR, at the Partnership’s option, plus an applicable margin. The applicable margin, depending on the Partnership’s leverage ratio, varies (i) in the case of LIBOR loans, from 1.0% to 2.0% or (ii) in the case of Base Rate loans, from 0.0% to 1.0%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At September 30, 2007, all amounts outstanding were LIBOR loans and the applicable margin was 1.25%. The weighted average interest rate on the outstanding balance at September 30, 2007, excluding the effect of interest rate swaps was 6.7%.
Under the credit agreement, the Partnership is subject to certain limitations, including limitations on its ability to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. The Partnership is also subject to financial covenants which include a total leverage and an interest coverage ratio. As of September 30, 2007, the Partnership was in compliance with all financial covenants.

7. CASH DISTRIBUTIONS
On February 14, 2007, the Partnership distributed approximately $3.6 million, or $0.278 per unit, which reflects the pro rata portion of the minimum quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering on October 20, 2006 through December 31, 2006. On May 15, 2007, the Partnership distributed approximately $4.5 million, or $0.35 per unit, the Partnership’s minimum quarterly distribution, covering the period from January 1, 2007 through March 31, 2007. On August 14, 2007, the Partnership distributed approximately $6.0 million, or $0.35 per unit, the Partnership’s minimum quarterly distribution, covering the period from April 1, 2007 through June 30, 2007.
On October 30, 2007, the board of directors of our general partner approved a cash distribution of $0.40 per unit, or $6.8 million. The distribution covers the time period from July 1, 2007 through September 30, 2007. The record date for this distribution is November 9, 2007 and payment is expected to occur on November 14, 2007.
8. UNIT-BASED COMPENSATION
The Partnership has granted unit options to individuals who were not employees of the Partnership, but who were employees of Universal Compression Holdings.  Further, in the future we may grant options to employees of Exterran Holdings. Because the Partnership grants unit options to non-employees, it is required to re-measure the fair value of the unit options each period and to record a cumulative adjustment of the expense previously recognized. The cumulative effect recognized in selling, general and administrative expenses as a result of the re-measurement of fair value of the unit options was a reduction in expense of $0.2 million for the three months ended September 30, 2007, and was an expense of $1.4 million for the nine months ended September 30, 2007.
During the three months ended September 30, 2007, the board of directors of UCO GP, LLC, the general partner of the general partner of the Partnership, approved an amendment to the unit option agreements covering awards previously made under the Partnership’s long-term incentive plan. This amendment modified the awards such that the holders who are terminated without cause prior to the vesting date of January 1, 2009 will nonetheless vest on that date and that the awards will expire on December 31, 2009. As a result of this modification, the Partnership recorded incremental compensation expense of $0.9 million. Because the awards were granted to individuals who were not employees of the Partnership, the Partnership allocated $0.8 million of the incremental compensation expense to Universal Compression Holdings.
There was no unit-based compensation cost capitalized during the three months and nine months ended September 30, 2007. During the nine months ended September 30, 2007, no unit options or phantom units were granted, exercised or cancelled.
9. ACCOUNTING FOR INTEREST RATE SWAP AGREEMENTS
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
At the closing of the Partnership’s initial public offering, it received from Universal Compression Holdings a forward starting swap agreement related to a notional amount of $125.0 million of the Partnership’s floating rate debt. As of September 30, 2007, the notional amount of the interest rate swap agreement was $125.0 million and the fair value of the interest rate swap agreement was a derivative liability of approximately $2.6 million. The swap agreement was designated as a cash flow hedge and terminates in December 2011 with a fixed rate of 5.28%. Because the terms of the hedged item and this swap do not substantially coincide, the Partnership performs calculations to determine the amount of ineffectiveness, if any. For the three months ended September 30, 2007, the Partnership recorded no ineffectiveness and for the nine months ended September 30, 2007, the Partnership recorded approximately $36,000 of ineffectiveness. This amount was recorded as a reduction to interest expense.
In July 2007, the Partnership entered into two additional interest rate swap agreements which it designated as cash flow hedges to hedge the variable interest payments related to its revolving credit facility. Each swap agreement has a notional amount of $40 million, and the fair values of the interest rate swap agreements as of September 30, 2007 were derivative liabilities of $0.9 million and $1.0 million, respectively. These swap agreements both terminate in October 2011 and have a weighted average fixed rate of 5.33%.

10. COMMITMENTS AND CONTINGENCIES
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

EXTERRAN PARTNERS PREDECESSOR
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands of dollars)
(unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006
Revenue	$101,058	$296,563

Cost of sales (excluding depreciation)	37,027	109,038
Depreciation	19,334	57,335
Selling, general and administrative expenses	10,482	29,656
Other (income) expense, net	279	(298)

Net income and comprehensive income	$33,936	$100,832

See accompanying notes to unaudited condensed combined financial statements.

EXTERRAN PARTNERS PREDECESSOR
CONDENSED COMBINED STATEMENT OF CASH FLOWS
(in thousands of dollars)
(unaudited)

Nine Months Ended
September 30,
2006
Cash flows from operating activities:
Net income	$100,832
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	57,335
Gain on asset sales	(298)
Increase in receivables	(31,961)
Increase in accrued liabilities	6,581

Net cash provided by operating activities	132,489

Cash flows from investing activities:
Additions to property and equipment	(94,283)
Proceeds from sale of property and equipment	8,878

Net cash used in investing activities	(85,405)

Cash flows from financing activities:
Net distributions to parent	(47,084)

Net cash used in financing activities	(47,084)

Increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

See accompanying notes to unaudited condensed combined financial statements.

EXTERRAN PARTNERS PREDECESSOR
NOTES TO UNAUDITED CONDENSED COMBINED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
Organization
These notes apply to the unaudited combined financial statements of the contract operations business relating to natural gas compression that was provided in the United States of America (“United States”) by Universal Compression Holdings, Inc. (along with its subsidiaries, “Universal Compression Holdings”) and its subsidiaries (“Exterran Partners Predecessor” or the “Predecessor”).
In October 2006, a subsidiary of Universal Compression Holdings, Universal Compression Partners, L.P. (subsequently named Exterran Partners, L.P. and along with its subsidiaries, the “Partnership”), completed an initial public offering of 6,325,000 common units representing limited partner interests in the Partnership, at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option. As of the closing of the initial public offering, the Predecessor contributed to the Partnership a portion of the Predecessor’s business comprising contract operations services contracts relating to natural gas compression with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by then available horsepower) of the Predecessor’s business relating to natural gas compression. For financial reporting purposes, the Predecessor is deemed to be the predecessor of the Partnership.
Basis of Presentation
The combined financial statements include the accounts of the Predecessor and have been prepared in accordance with accounting principles generally accepted in the Unites States. The combined statements of operations include all revenue and costs directly attributable to the Predecessor. In addition, cost of sales (excluding depreciation expense) and selling, general and administrative expenses include costs incurred by the Predecessor and allocated to the Partnership based on allocation factors that it believes are reasonable. These costs include, among other things, indirect field labor, vehicle fuel cost, vehicle and field operations facilities repair and maintenance costs, miscellaneous supplies cost and centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. These allocations may not be necessarily indicative of the costs and expense that would result if the Partnership was an independent entity.
Comprehensive Income
The Predecessor had no items of other comprehensive income for the period presented in the Combined Statements of Operations and Comprehensive Income. As a result, net income and comprehensive income are the same for the periods presented.
Segment Reporting
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for entities to report information about the operating segments and geographic areas in which they operate. The Predecessor operates in only one segment and all of its operations are located in the United States.
Non-cash Financing and Investing Activities
Net distributions to the parent on the Combined Statement of Cash Flows for the nine months ended September 30, 2006 exclude certain non-cash transactions related to net transfers of contract operations equipment (from)/to the Predecessor and from/(to) other subsidiaries of Universal Compression Holdings.
Reclassifications
Certain amounts in the Predecessor’s financial statements have been reclassified to conform to the Partnership’s Statement of Operations classification included elsewhere in this report. These reclassifications have no impact on the Predecessor’s consolidated results of operations or cash flows.

2. RELATED PARTY TRANSACTIONS
For the three months and nine months ended September 30, 2006, Universal Compression Holdings’ defined contribution 401(k) plan and employees’ supplemental savings plan expense allocated to the Predecessor was $0.1 million and $0.8 million, respectively.
The Predecessor purchased new natural gas compression equipment from Universal Compression Holdings and other services related to existing equipment that are capitalized such as overhauls and repackaging. In addition, the Predecessor transferred used and idle natural gas compression equipment to subsidiaries of Universal Compression Holdings. Such transfers were recorded at historical cost and treated as a decrease in net parent equity.
The Predecessor maintained no cash. All payments made on behalf of the Predecessor, such as direct costs, indirect costs and capital expenditures discussed above, were paid by Universal Compression Holdings and have been recorded as increases in net parent equity. All payments received on behalf of the Predecessor, such as receipts for revenue earned or sales of assets, were received by Universal Compression Holdings and have been recorded as decreases in net parent equity.
3. UNIVERSAL COMPRESSION HOLDINGS STOCK-BASED COMPENSATION
Universal Compression Holdings granted stock options and restricted stock to designated employees. Effective January 1, 2006, Universal Compression Holdings adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which require that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.
A portion of the stock-based compensation expense incurred by Universal Compression Holdings is an indirect cost allocated to the Predecessor based on factors discussed in Note 2. In the three months and nine months ended September 30, 2006, the adoption of SFAS No. 123R by Universal Compression Holdings impacted the Predecessor’s results of operation by increasing selling, general and administrative expenses by $0.5 million and $1.6 million, respectively, as compared to the expense that would have been recognized under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “our,” “us” or like terms refer to Exterran Partners, L.P., formerly known as Universal Compression Partners, L.P. References to “our predecessor” or like terms refer to the contract operations business relating to natural gas compression that was provided in the United States of America by Universal Compression Holdings, Inc. and its subsidiaries (“Universal Compression Holdings”). On August 20, 2007, Universal Compression Holdings, Inc. merged with and into Exterran Holdings, Inc. (together with its subsidiaries “Exterran Holdings”).
In connection with our initial public offering which was completed in October 2006, approximately 17% (by then available horsepower) of our predecessor’s business was contributed to us. The following discussion analyzes the historical financial condition and results of operations of us and our predecessor and should be read in conjunction with our unaudited financial statements, and notes thereto, and our predecessor’s unaudited combined financial statements and notes thereto appearing elsewhere in this report, as well as our consolidated financial statements and our predecessor’s combined financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the period from June 22, 2006 through December 31, 2006.
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
Such forward-looking statements in this report include, without limitation, statements regarding:
•	our business growth strategy and projected costs;

•	our future financial position;

•	the sufficiency of available cash flows to make cash distributions;

•	the expected amount of our capital expenditures;

•	anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business;

•	the future value of our equipment;

•	plans and objectives of our management for our future operations; and

•	any potential contribution of additional assets from Exterran Holdings to us and the effect of any such contribution.
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in Part II, Item 1A. “Risk Factors,” those described in our Annual Report on Form 10-K for the period from June 22, 2006 through December 31, 2006 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression services;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	dependence on Exterran Holdings to provide services, including their ability to hire, train and retain key employees and to timely and cost effectively obtain components necessary to conduct our business;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	an IRS challenge to our valuation methodologies, which may result in a shift of income, gain, loss and deduction between the general partner and the unitholders;

•	our inability to implement certain business and financial objectives, such as:

•	our ability to grow our asset base, particularly our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash;

•	accessing the capital markets; and

•	refinancing existing or incurring additional indebtedness to fund our business;
•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.
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
On August 20, 2007, we changed our name to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings. We are a Delaware limited partnership formed on June 22, 2006 to provide natural gas contract operations services relating to natural gas compression to customers throughout the United States. Our contract operations services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression to our customers.
RECENT DEVELOPMENTS
July 2007 Contract Operations Acquisition
In July 2007, we acquired from Universal Compression Holdings contract operations customer service agreements with eight customers and a fleet of 722 compressor units having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising 281,992 horsepower, or 13% (by then available horsepower) of the combined U.S. contract operations business relating to natural gas compression of Universal Compression Holdings and us (the “July 2007 Contract Operations Acquisition”). These compressor units serve the compression service needs of the eight customers that became our customers upon the closing of the acquisition.  In connection with this acquisition, we assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings approximately 2.0 million common units and approximately 82,000 general partner units.  Additionally, we issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement.  We entered into a registration rights agreement with the purchasers of the units offered in the private placement that, among other things, requires us to (a) file a shelf registration statement with the Securities and Exchange Commission (the “SEC”) covering the common units within 180 days of closing and (b) have the shelf registration statement declared effective by the SEC within 270 days of the closing. We used the proceeds from the private placement to repay a portion of the debt assumed from Universal Compression Holdings.
Additionally, in connection with this acquisition, we expanded our revolving credit facility from $225 million to $315 million and borrowed an additional $90 million under that facility, which we used, along with available cash, to repay the remainder of the debt assumed from Universal Compression Holdings in conjunction with this acquisition. In July 2007, we entered into two interest rate swap agreements related to our revolving credit facility. Each swap agreement has a notional amount of $40 million. These swap agreements terminate in October 2011 and have a weighted average fixed rate of 5.33%.
Also, in connection with the closing of the acquisition, we entered into an amendment (the “First Amendment”) to the omnibus agreement (“Omnibus Agreement”) with Universal Compression Holdings, our general partner, and others. The First Amendment, among other things, increased the cap on selling, general and administrative costs allocable from Universal Compression Holdings to us based on such costs incurred by Universal Compression Holdings on behalf of us from $2.5 million per quarter to $4.75 million (after taking into account any such costs that we incur and pay directly) per quarter and increased the cap on cost of sales from $16.95 per horsepower per quarter to $18.00 per horsepower per quarter (after taking into account any such costs that the we incur and pay directly). These caps are scheduled to terminate on December 31, 2008. The Amended and Restated Omnibus Agreement, as discussed below, retained these provisions.

Merger Between Universal Compression Holdings and Hanover Compressor Company
On August 20, 2007, Universal Compression Holdings and Hanover completed their merger transaction. In connection with the merger, Universal Compression Holdings and Hanover became wholly owned subsidiaries of Exterran Holdings, and Universal Compression Holdings then merged with and into Exterran Holdings. As a result of the merger, Exterran Holdings became the owner of the our general partner, which owns 340,383 general partner units, representing a 2% general partner interest and all the incentive distribution rights in us, and also owns 2,014,395 common units and 6,325,000 subordinated units, collectively representing a 49% limited partner interest in us.
The closing of the merger of Universal Compression Holdings and Hanover constituted a change of control of Universal Compression Holdings under the Omnibus Agreement, which caused a termination of the non-competition and equipment-sharing provisions of the Omnibus Agreement. On August 20, 2007, in connection with the closing of the merger, we entered into an Amended and Restated Omnibus Agreement (“Amended and Restated Omnibus Agreement”) with Exterran Holdings and others. The Amended and Restated Omnibus Agreement governs several relationships between us and Exterran Holdings. For further discussion of the Amended and Restated Omnibus Agreement, please see Note 4 to the Condensed Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report.
As a result of the merger between Universal Compression Holdings and Hanover, there have been internal reorganizations to streamline the business and simplify the financial and tax reporting of Exterran Holdings. As a result, we expect that within the next three years there will be a technical termination of us for federal income tax purposes. This termination will not affect our classification as a partnership for federal income tax purposes or otherwise affect the nature or extent of our “qualifying income” for federal income tax purposes. The termination will, among other things, result in the closing of our taxable year for all unitholders and a deferral of the depreciation deductions that are allowable in computing the taxable income (loss) of our unitholders. At this time we are unable to predict or calculate the effect of any such technical termination on our unitholders. We are in discussions with Exterran Holdings regarding the payment of our administrative costs and expenses arising from the technical termination.
ITEMS IMPACTING THE COMPARABILITY OF OUR FINANCIAL RESULTS
Our future and historical results of operations may not be comparable to the historical results of operations for the periods presented below for our predecessor for the reasons described below:
•	Approximately 17% and 13% (by then available horsepower), respectively, of our predecessor was contributed to us upon closing of our initial public offering and the July 2007 Contract Operations Acquisition. Accordingly, the results of operations of our predecessor reflect a substantially larger business than our business;

•	In July 2007, we substantially expanded the size of our business by acquiring contract operations services agreements with eight customers and a fleet of 722 compressor units, comprising 281,992 horsepower related to natural gas compression;

•	Due to the contribution of only operating horsepower in connection with our initial public offering and the July 2007 Contract Operations Acquisition, our utilization was initially 100% for the compression equipment acquired at the time of their acquisition, which is higher than the historical utilization achieved by our predecessor. As of September 30, 2007, our spot utilization rate was 94.5%. We expect our utilization rate to continue to decline over time, ultimately approximating the utilization rates of our predecessor and those of Exterran Holdings;

•	Because the average horsepower of the compression assets contributed to us in connection with the initial public offering and the July 2007 Contract Operations Acquisition was larger than the average horsepower of the fleet of our predecessor, we generate lower revenue per horsepower and incur lower operating costs per horsepower than our predecessor, however, we expect this difference to become less pronounced over time as we acquire additional assets and grow our business;

•	Because we own a substantially smaller fleet of compressors than our predecessor, our operating costs per horsepower may be subject to more variability than those of our predecessor. This additional variability in our operating costs per horsepower may result from, among other things, the fact that repair costs associated with our compressors that experience unanticipated downtime will be allocated over our smaller fleet of compressors;

•	Because our revenue per horsepower is currently lower than that for our predecessor and because our selling, general and administrative expenses are allocated to us by Exterran Holdings based on horsepower, our selling, general and administrative expenses are higher as a percentage of revenue than historically experienced by our predecessor;

•	Because we lease compression equipment from Exterran Holdings to meet the specific compression needs of our customers, we incur lease expenses that increase our cost of sales (excluding depreciation expense) and reduces our gross margin percentage as compared to our predecessor;

•	We incur incremental selling, general and administrative expenses as a result of being a publicly traded limited partnership, including costs associated with annual and quarterly reports to unitholders, financial statement audits, tax returns and Schedule K-1 preparation and distribution, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and director compensation; and

•	At September 30, 2007, we had $220.0 million outstanding under our revolving credit facility and will incur related interest expense, whereas our predecessor historically had no debt.
OPERATING HIGHLIGHTS
The following table summarizes total available horsepower, average operating horsepower and horsepower utilization percentages of us and our predecessor for the periods presented. We were formed in June 2006, but we commenced operations on October 20, 2006. As a result, operating data is shown for us for the period in 2006 in which we had operations.

	Exterran Partners, L.P.			Exterran Partners Predecessor
			October 20, 2006
	Three Months	Nine Months	through	Three Months	Nine Months
	Ended	Ended	December 31,	Ended	Ended
	September 30, 2007		2006	September 30, 2006
Total Available Horsepower (at period end)	702,662	702,662	343,010	2,017,017	2,017,017
Average Operating Horsepower	632,492	438,844	330,276	1,792,145	1,796,765
Horsepower Utilization:
Spot (at period end)	94.5%	94.5%	96.9%	89.4%	89.4%
Average	94.9%	96.0%	98.6%	89.4%	90.6%
FINANCIAL RESULTS OF OPERATIONS
The three months and nine months ended September 30, 2007 – Exterran Partners, L.P.
The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007
	(In thousands)
Contract operations revenue	$34,711	$71,100
Gross margin (1)	19,725	40,545
Gross margin percentage	56.8%	57.0%
Expenses:
Depreciation	$5,160	$10,910
Selling, general and administrative	3,400	9,596
Interest expense	3,560	7,786
Interest income	(9)	(18)
Income tax expense	132	182

Net income	$7,482	$12,089

(1)	For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report.
Contract operations revenue. Contract operations revenue per average monthly operating horsepower for the three months and nine months ended September 30, 2007 was $18.29 and $18.00, respectively. Average monthly operating horsepower for the three months and nine months ended September 30, 2007 was 632,492 and 438,844, respectively. Contract operations revenue and average monthly operating horsepower increased in the three months ended September 30, 2007 primarily because of the July 2007 Contract Operations Acquisition.
Gross Margin. Gross margin (defined as revenue less cost of sales, excluding depreciation expense) for the three months and nine months ended September 30, 2007 was $19.7 million and $40.5 million, respectively. Cost of sales includes direct costs such as labor and parts associated with the maintenance and repair of our compressor fleet, oil and fluids, transportation cost of units, remote monitoring cost and ad valorem taxes. Cost of sales also includes indirect costs such as fuel cost and repair and maintenance cost related to our service vehicle fleet, field supplies, tools, facilities and communication cost, among others. Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP within Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report.
Gross Margin Percentage. Gross margin percentage (defined as gross margin as a percentage of revenue) for the three months and nine months ended September 30, 2007 was 56.8% and 57.0%, respectively.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses are primarily comprised of an allocation from Universal Compression Holdings and Exterran Holdings of expenses for the three months and nine months ended September 30, 2007. These allocated costs include costs for personnel support and related expenditures for legal, accounting, treasury, insurance administration and claims processing, risk management, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning systems, training, executive, sales and business development. In addition, we incurred directly expenses for compensation related to our unit options and phantom units and professional service fees related to the preparation of our K-1 schedules. We have granted unit options to individuals who are not our employees, but who were employees of Universal Compression Holdings. Further, in the future we may grant options to employees of Exterran Holdings.  Because we grant unit options to non-employees, we are required to re-measure the fair value of the unit options each period and to record a cumulative adjustment of the expense previously recognized. The cumulative effect recognized in selling, general and administrative expenses as a result of the re-measurement of fair value of the unit options was a reduction in expense of $0.2 million for the three months ended September 30, 2007 and was an expense of $1.4 million for the nine months ended September 30, 2007. SG&A expenses for the three months and nine months ended September 30, 2007 represented 9.8% and 13.5%, respectively, of contract operations revenue and other income.
Depreciation Expense. Depreciation expense is related to our contract operations fleet and for the three months and nine months ended September 30, 2007 was $5.2 million and $10.9 million, respectively.
Interest Expense. Interest expense for the three months and nine months ended September 30, 2007 includes interest on the borrowings outstanding under our revolving credit facility and amortization of deferred financing costs incurred to obtain that facility.
Income Tax Expense. Income tax expense reflects taxes recorded under the Texas margins tax.
The three months and nine months ended September 30, 2006 – Exterran Partners Predecessor
The following table summarizes the revenue, gross margin, gross margin percentage, expenses and net income of our predecessor for the periods presented:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006
	(In thousands)
Revenue	$101,058	$296,563
Gross margin(1)	64,031	187,525
Gross margin percentage	63.4%	63.2%
Expenses:
Depreciation	$19,334	$57,335
Selling, general and administrative	10,482	29,656
Other (income) expense, net	279	(298)

Net income	$33,936	$100,832

(1)	For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report.
Revenue. Revenue per average monthly operating horsepower for the three months and nine months ended September 30, 2006 was $18.80 and $18.34, respectively. Average monthly operating horsepower for the three months and nine months ended September 30, 2006 was 1,792,145 and 1,796,765, respectively.
Gross Margin. Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP within Part I, Item 2, (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”) of this report. Gross margin for the three months and nine months ended September 30, 2006 was $64.0 million and $187.5 million, respectively.
Gross Margin Percentage. Gross margin percentage for the three months and nine months ended September 30, 2006 was 63.4% and 63.2%, respectively.
SG&A Expenses. SG&A expenses are allocations of indirect corporate overhead from Universal Compression Holdings to cover costs of centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services. SG&A expenses also include an allocation of costs from Universal Compression Holdings related to costs associated with its office building and other facilities that we use. The allocated SG&A expenses for the three months and nine months ended September 30, 2006 represented 10.4% and 10.0%, respectively, of revenues.
Depreciation Expense. Depreciation expense is related to our predecessor’s contract operations fleet and for the three months and nine months ended September 30, 2006 was $19.3 million and $57.3 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of cash are operating activities and financing activities. Our primary uses of cash are operating expenditures and capital expenditures. The following table summarizes our sources of cash for the nine months ended September 30, 2007 (in thousands):

Nine Months Ended
September 30,
2007
Net cash provided by (used in):
Operating activities	$24,885
Investing activities	(23,777)
Financing activities	2,313

As of
September 30,
2007
Cash and cash equivalents	$5,851
Working capital, net of cash and cash equivalents	(2,558)
Investing Activities. Capital expenditures for the nine months ended September 30, 2007 were $23.8 million, consisting of $19.0 million for fleet additions and $4.8 million for capitalized compressor maintenance activities. There were no asset sales for the three or nine months ended September 30, 2007.
Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2007 was $2.3 million which was the net result of additional debt obligations under our revolving credit facility, payments on long term debt, distributions to unitholders, net proceeds from our private placement, capital contribution from our limited partner and general partner and changes in accounts receivable and accounts payable with affiliates.

Capital Requirements. The natural gas compression business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Both our and our predecessor’s capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist of, the following:
•	maintenance capital expenditures, which are capital expenditures made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets; and

•	capital expenditures, which are capital expenditures made to acquire our business assets or to expand the operating capacity or revenue generating capabilities of our business.
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
Long-term Debt. As a result of our July 2007 Contract Operations Acquisition, as discussed in Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”), we expanded our revolving credit facility from $225 million to $315 million. As of September 30, 2007, we had approximately $220.0 million outstanding under our revolving credit facility. All amounts under the revolving credit facility mature in 2011. Covenants in the credit facility require that we maintain various financial ratios. As of September 30, 2007, we were in compliance with all financial covenants.
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
On February 14, 2007, the board of directors of our general partner approved a cash distribution of approximately $3.6 million, or $0.278 per unit, which reflects the pro rata portion of the minimum quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering on October 20, 2006 through December 31, 2006. On May 15, 2007, the board of directors of our general partner approved a cash distribution of approximately $4.5 million, or $0.35 per unit, our minimum quarterly distribution, covering the period from January 1, 2007 through March 31, 2007. On August 14, 2007, we distributed approximately $6.0 million, or $0.35 per unit, our minimum quarterly distribution, covering the period from April 1, 2007 through June 30, 2007.
On October 30, 2007, the board of directors of our general partner approved a cash distribution of $0.40 per unit, or $6.8 million. The distribution covers the time period from July 1, 2007 through September 30, 2007. The record date for this distribution is November 9, 2007 and payment is expected to occur on November 14, 2007.

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
The following table reconciles our and our predecessor’s net income to gross margin (in thousands):

	Exterran Partners, L.P.		Exterran Partners Predecessor
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2007		September 30, 2006
Net income	$7,482	$12,089	$33,936	$100,832
Depreciation	5,160	10,910	19,334	57,335
Selling, general and administrative	3,400	9,596	10,482	29,656
Interest expense	3,560	7,786	—	—
Interest income	(9)	(18)	279	(298)
Income tax expense	132	182	—	—

Gross margin	$19,725	$40,545	$64,031	$187,525

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangements.
At the closing of the our initial public offering, we received from Universal Compression Holdings a forward starting swap agreement related to a notional amount of $125.0 million of our floating rate debt. As of September 30, 2007, the notional amount of the interest rate swap agreement was $125.0 million and the fair value of the interest rate swap agreement was a derivative liability of approximately $2.6 million. The swap agreement terminates in December 2011 and has a fixed rate of 5.28%. Because the terms of the hedged item and this swap do not substantially coincide, we perform calculations to determine the amount of ineffectiveness, if any. For the three months ended September 30, 2007, we recorded no ineffectiveness and for the nine months ended September 30, 2007, we recorded approximately $36,000 of ineffectiveness as a reduction in interest expense.
In July 2007, we entered into two additional interest rate swap agreements which we designated as cash flow hedges to hedge the variable interest payments related to our revolving credit facility. Each swap agreement has a notional amount of $40 million, and the fair values of the interest rate swap agreements as of September 30, 2007 were derivative liabilities of $0.9 million and $1.0 million, respectively. These swap agreements both terminate in October 2011 and have a weighted average fixed rate of 5.33%.
As of September 30, 2007, we had approximately $15 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an approximate $0.2 million annual increase in interest expense.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Additional information concerning legal proceedings of Exterran Partners, L.P. and those of our predecessor is contained in Note 10 and Note 4, respectively, to the unaudited consolidated and combined financial statements included in Part I, Item 1 (“Financial Statements”) of this report, which we have incorporated by reference into this Item 1.
ITEM 1A. Risk Factors
In addition to the other information included in this Quarterly Report on Form 10-Q and the risk factors reported in our Annual Report on Form 10-K for the period from June 22, 2006 through December 31, 2006, you should consider the following risk factors in evaluating our business and future prospects. If any of the risks contained in this Quarterly Report or our Annual Report occur, our business, results of operations, financial condition and ability to make cash distributions to our unitholders could be materially adversely affected.
We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of our common units.
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
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress are considering substantive changes to the existing federal income tax laws that affect certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may be applied retroactively. Although we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted, any such changes could negatively impact the value of an investment in our common units.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
ITEM 5. Other Information
Departure and Appointment of Directors
On October 30, 2007, Kirk E. Townsend resigned from the board of directors (the “Board”) of UCO GP, LLC, the general partner of the Partnership’s general partner. The resignation of Mr. Townsend from the Board was not due to any disagreement with the Partnership on any matter relating to the Partnership’s operations, policies or practices. A copy of Mr. Townsend’s resignation letter is provided as Exhibit 99.1 to this report.
Also on October 30, 2007, Brian A. Matusek was appointed to the Board by the board of directors of the sole member of UCO GP, LLC, Exterran, Inc.
There is no arrangement or understanding between any of Mr. Matusek and any other persons pursuant to which he was selected as a director. Mr. Matusek is employed as an officer of Exterran Holdings, Inc., Exterran, Inc. and UCO GP, LLC. There are no relationships between Mr. Matusek and UCO GP, LLC, UCO General Partner, LP (the Partnership’s general partner) or the Partnership that would require disclosure pursuant to Item 404(a) of Regulation S-K.
New Code of Business Conduct
On October 30, 2007, the Board approved a new Code of Business Conduct for UCO GP, LLC, which also applies to UCO GP, LLC’s subsidiaries and affiliates, including the Partnership. With respect to the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the new code is similar in all material respects to UCO GP, LLC’s prior Code of Business Conduct and Ethics and parallels Exterran Holdings’ Code of Business Conduct, which was promulgated in conjunction with the recent merger of Universal Compression Holdings and Hanover.

ITEM 6. Exhibits

Exhibit No.	Description

2.1	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC., incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 11, 2007.

3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P., dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2007.

3.3	First Amended and Restated Limited Partnership Agreement of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2006

3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 26, 2006

3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed October 26,2006

10.1	Registration Rights Agreement dated July 9, 2007, by and among Exterran Partners, L.P. (formerly known as Universal Compression Partners, L.P.), Kayne Anderson Energy Total Return Fund, Inc. and each party listed as signatory thereto, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.2*	Form of Amendment to Unit Option Award Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 3, 2007.

10.3	First Amended and Restated Omnibus Agreement, dated August 20, 2007, by and among Exterran Holdings, Exterran, Inc. (formerly known as Universal Compression, Inc.), UCO GP, LLC, UCO General Partner, LP, EXLP Operating LLC (formerly known as UCLP Operating LLC) and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

14.1	Code of Business Conduct of UCO GP, LLC.

31.1	Certification of the Chief Executive Officer of UCO GP, LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of UCO GP, LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer of UCO GP, LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of UCO GP, LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Resignation Letter of Kirk E. Townsend.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Partners, L.P.

Date: November 5, 2007	By: UCO GENERAL PARTNER, LP
its General Partner

By: UCO GP, LLC
its General Partner

By: /s/ DANIEL K. SCHLANGER

Daniel K. Schlanger
Senior Vice President, Chief Financial Officer and Director, UCO GP, LLC As General Partner of UCO General Partner, LP As General Partner of Exterran Partners, L.P. (Principal Financial Officer)

By: /s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller, UCO GP, LLC As General Partner of UCO General Partner, LP As General Partner of Exterran Partners, L.P. (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description

2.1	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC., incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 11, 2007.

3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P., dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2007.

3.3	First Amended and Restated Limited Partnership Agreement of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed October 26, 2006

3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 26, 2006

3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed October 26,2006

10.1	Registration Rights Agreement dated July 9, 2007, by and among Exterran Partners, L.P. (formerly known as Universal Compression Partners, L.P.), Kayne Anderson Energy Total Return Fund, Inc. and each party listed as signatory thereto, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.2*	Form of Amendment to Unit Option Award Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 3, 2007.

10.3	First Amended and Restated Omnibus Agreement, dated August 20, 2007, by and among Exterran Holdings, Exterran, Inc. (formerly known as Universal Compression, Inc.), UCO GP, LLC, UCO General Partner, LP, EXLP Operating LLC (formerly known as UCLP Operating LLC) and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

14.1	Code of Business Conduct of UCO GP, LLC.

31.1	Certification of the Chief Executive Officer of UCO GP, LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer of UCO GP, LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer of UCO GP, LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of UCO GP, LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Resignation Letter of Kirk E. Townsend.

*	Management contract or compensatory plan or arrangement.