Form 10-K
period 2007-12-31
EXTERRAN PARTNERS, L.P.
filed 2008-02-29
CIK 1367064

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no.: 001-33078

Exterran Partners, L.P.
(Exact name of Registrant as Specified in its Charter)

Delaware	22-3935108
(State or Other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4444 Brittmoore Road, Houston, Texas (Address of Principal Executive Offices)	77041-8004 (Zip Code)

(713) 335-7000
(Registrant’s telephone number, including area code)

Securities of Exterran Partners, L.P. Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units representing limited partner interests	NASDAQ Global Market

Securities of Exterran Partners, L.P. Registered Pursuant to Section 12(g) of the Act:
None
Tittle of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 10% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was $193,009,652. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 20, 2008, there were 10,353,790 common units and 6,325,000 subordinated units outstanding.

The Index to Exhibits is on page 87.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding our business growth strategy and projected costs; our future financial position; the sufficiency of available cash flows to make cash distributions; the expected timing and amount of our capital expenditures; anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; plans and objectives of our management for our future operations; and any potential contribution of additional assets from Exterran Holdings, Inc. (“Exterran Holdings”) to us. You can identify many of these statements by looking for words such as “believes,” “expects,” “intends,” “projects,” “anticipates,” “estimates,” “continues” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct.

Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things, those set forth in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our Investor Relations link at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov.

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

The terms “our,” “we” and “us” when used in this report refer to Exterran Partners, L.P., formerly known as Universal Compression Partners, L.P. References to “our predecessor,” Exterran Partners Predecessor, formerly referred to as Universal Compression Partners Predecessor, or like terms refer to the contract operations business relating to natural gas compression that was provided in the United States of America (“U.S.”) by Exterran, Inc., formerly known as Universal Compression, Inc.

General

We are a publicly held Delaware limited partnership formed on June 22, 2006 to acquire certain contract operations customer service agreements and the related compressor fleet used to service those customers from our predecessor. In October 2006, we completed an initial public offering of 6,325,000 of our common units at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option.

On August 20, 2007, we changed our name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal Compression Holdings”). In connection with the merger, Universal Compression Holdings and Hanover became wholly-owned subsidiaries of Exterran Holdings, a new company formed in anticipation of the merger, and Universal Compression Holdings was merged with and into Exterran Holdings.

Our contract operations services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression to our customers. Natural gas compression is a mechanical process whereby the pressure of a volume of natural gas is increased to a desired higher pressure for transportation from one point to another and is essential to the production and transportation of natural gas. We also monitor our customers’ compression services requirements over time and, as necessary, modify the level of services and related equipment we employ to address changing operating conditions.

In July 2007, we acquired from Universal Compression Holdings contract operations customer service agreements with eight customers and a fleet of 722 compressor units having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising 281,992 horsepower, or 13% (by then available horsepower), of the combined U.S. contract operations business relating to natural gas compression of Universal Compression Holdings and us (the “July 2007 Contract Operations Acquisition”). At the time of the acquisition, these compressor units served the compression service needs of the eight customers that became our customers upon the closing of the acquisition. In connection with this acquisition, we assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings approximately 2.0 million common units and approximately 82,000 general partner units. Additionally, we issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. We used the proceeds from the private placement to repay the remainder of the debt assumed from Universal Compression Holdings. We entered into a registration rights agreement with the purchasers of the units offered in the private placement that, among other things, required us to file a shelf registration statement with the Securities and Exchange Commission (the “SEC”) covering the common units. We filed the shelf registration statement with the SEC on December 19, 2007 and the SEC declared it effective on January 7, 2008.

On August 20, 2007, Universal Compression Holdings and Hanover completed their merger transaction. As a result of the merger, Exterran Holdings became the owner of our general partner, which owns 340,383 general partner units, representing a 2% general partner interest, and all the incentive distribution rights in us, and in addition, Exterran Holdings became the owner of 2,014,395 common units and 6,325,000 subordinated units, collectively representing a 49% limited partner interest in us.

We are a party to an omnibus agreement with Exterran Holdings, our general partner, and others (as amended, the “Omnibus Agreement”), the terms which include, among other things:

•	when we and Exterran Holdings may compete with each other;

•	Exterran Holdings’ agreement to provide to us operational staff, corporate staff and support services necessary to run our business;

•	the terms under which we may purchase from Exterran Holdings newly fabricated equipment and under which we may transfer to and receive from Exterran Holdings idle contract operations equipment; and

•	an agreement by Exterran Holdings to provide caps on the amount of cost of sales and selling, general and administrative expenses that we must pay each quarter. The caps expire on December 31, 2008.

The Omnibus Agreement was amended in July 2007 to increase the cap on selling, general, and administrative costs allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on behalf of us from $2.5 million per quarter to $4.75 million (after taking into account any such costs that we incur and pay directly) per quarter and to increase the cap on cost of sales from $16.95 per operating horsepower per quarter to $18.00 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly). For further discussion of the Omnibus Agreement, please see Note 5 to the Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) of this report.

As a result of the merger between Universal Compression Holdings and Hanover, there is ongoing internal restructuring to streamline the business and simplify the financial and tax reporting of Exterran Holdings. We expect that this restructuring will result in the exchange of more than 50% of the total interests in our capital and profits within the next twelve months, and, as such, will result in a technical termination of us for federal income tax purposes. This termination will not affect our classification as a partnership for federal income tax purposes or otherwise affect the nature or extent of our “qualifying income” for federal income tax purposes. The termination will, among other things, result in the closing of our taxable year for all unitholders and a deferral of the depreciation deductions that are allowable in computing the taxable income (loss) of our unitholders. At this time we are unable to predict or calculate the effect of any such technical termination on our unitholders.

Exterran Holdings intends for us to be the primary vehicle for the growth of its U.S. contract operations business. As we and Exterran Holdings believe we have a lower cost of capital due to our partnership structure, Exterran Holdings intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of the board of directors of our general partner, and our ability to finance such purchase on acceptable terms. Exterran Holdings does not currently intend to offer us the opportunity to purchase its international contract operations, aftermarket services and fabrication businesses.

Exterran Holdings is a global market leader in the full-service natural gas compression business and a premier provider of equipment and services for oil and natural gas production, processing and transportation applications, both in the U.S. and internationally. As mentioned above, under the terms of the Omnibus Agreement, Exterran Holdings supports our operations by providing us with all operational and administrative support necessary to conduct our business.

Exterran General Partner, L.P., our general partner, formerly referred to as UCO General Partner, LP, is an indirect, wholly-owned subsidiary of Exterran Holdings and has sole responsibility for conducting our business and for managing our operations, which are conducted through our wholly-owned operating partnership, EXLP Operating Partnership, L.P. Because our general partner is a limited partnership, its general partner, Exterran GP LLC, formerly referred to as UCO GP, LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC make decisions on our behalf. All of those directors are elected by Exterran Holdings. Our general partner does not receive any management fee or other compensation in connection with the management of our business, but it is entitled to reimbursement of all direct and indirect expenses incurred on our behalf subject to caps included in the Omnibus Agreement. Our general partner is also entitled to distributions on its limited partner interest, general partner interest and, if specified requirements are met, on its incentive distribution rights. At the level of distribution we paid for the period covering October 1, 2007 through December 31, 2007, our general partner is entitled to $0.1 million in distributions on its incentive distribution rights for that period. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner, our general partner’s general partner or its directors.

Natural Gas Compression Industry Overview

Natural gas compression is a mechanical process whereby the pressure of a volume of natural gas is increased to a desired higher pressure for transportation from one point to another, and is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including: (i) at the wellhead; (ii) throughout gathering and distribution systems; (iii) into and out of processing and storage facilities; and (iv) along intrastate and interstate pipelines.

•	Wellhead and Gathering Systems — Natural gas compression that is used to transport natural gas from the wellhead through the gathering system is considered “field compression.” Compression at the wellhead is utilized because, at some point during the life of natural gas wells, reservoir pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well, allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Additionally, compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as secondary oil recovery or natural gas lift operations. Typically, these applications require low- to mid-range horsepower compression equipment located at or near the wellhead. Compression equipment is also used to increase the efficiency of a low-capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing. In an effort to reduce costs for wellhead operators, operators of gathering systems tend to keep the pressure of the gathering systems low. As a result, more pressure, and therefore, more compression is often needed to force the natural gas from the low pressure gathering systems into the higher pressure pipelines that transport large volumes of natural gas over long distances to end-users.

•	Pipeline Transportation Systems — Natural gas compression that is used during the transportation of natural gas from the gathering systems to storage or the end user is considered “pipeline compression.” Compression is staged along the pipeline to increase capacity and boost pressure to overcome the friction and hydrostatic losses inherent in normal operations. These pipeline applications generally require larger horsepower compressors (1,000 horsepower and higher).

•	Storage Facilities — Natural gas compression is used in natural gas storage projects for injection and withdrawals during the normal operational cycles of these facilities.

•	Processing Applications — Compressors may also be used in combination with natural gas production and processing equipment and to process natural gas into more marketable energy sources. In addition, compression services are used for compression applications in refineries and petrochemical plants.

Natural gas producers, transporters and processors historically owned and maintained most of the compression equipment used in their operations. Over the past two decades, many producers, transporters and processors have increasingly outsourced their compression services due to the benefits and flexibility of contract compression. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compressor units to optimize the well production or gathering system efficiency.

We believe outsourcing compression operations to compression service providers such as us offers customers:

•	the ability to efficiently meet their changing compression needs over time while limiting the underutilization of their existing compression equipment;

•	access to the compression service provider’s specialized personnel and technical skills, including engineers and field service and maintenance employees, which generally leads to improved production rates and/or increased throughput;

•	the ability to increase their profitability by transporting or producing a higher volume of natural gas through decreased compression downtime and reduced operating, maintenance and equipment costs by allowing the compression service provider to efficiently manage their compression needs; and

•	the flexibility to deploy their capital on projects more directly related to their primary business by reducing their compression equipment and maintenance capital requirements.

We believe the U.S. natural gas compression services industry continues to have growth potential due to the following factors, among others:

•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas; and

•	increasing production from unconventional sources, which include tight sands, shale and coal bed methane, generally requires more compression than production from conventional sources to produce the same volume of natural gas.

Key Operating and Financial Statistics

The following table illustrates our and our predecessor’s key operating and financial statistics during the periods indicated. We were formed in June 2006, but we commenced operations on October 20, 2006. As a result, operating and financial data in the table below is shown for us for the period in 2006 in which we had operations.

	Exterran Partners, L.P.		Exterran Partners Predecessor
	Year	October 20, 2006	January 1, 2006	Nine Months
	Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2007	2006	2006	2005
	(Dollars in thousands)

Total Available Horsepower (end of period)	722,557	343,010	2,024,213	1,965,337
Average horsepower utilization rate	95%	99%	91%	91%
Revenue	$107,675	$13,465	$317,973	$248,414
Net income	$19,401	$2,705	$107,970	$84,004

Contract Operations Services Overview

We provide comprehensive contract operations services, which include our provision at the customer’s location of our personnel, equipment, tools, materials and supplies necessary to provide the amount of natural gas compression for which the customer has contracted. Based on the operating specifications at the customer’s location and the customer’s unique compression needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression and other services to our customers. When providing contract operations services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the producing formation and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs. We utilize both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also utilize rotary screw compressors for specialized applications.

Our equipment is maintained in accordance with daily, weekly, monthly and annual maintenance schedules. These maintenance procedures are updated as technology changes and as Exterran Holdings’ operations group develops new techniques and procedures. In addition, because Exterran Holdings’ field technicians provide maintenance on substantially all of our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. We expect that these maintenance procedures will maximize equipment life and unit availability and minimize avoidable downtime, as that has been the experience of Exterran Holdings. Generally, each of our compressor units undergoes a major overhaul once every three to six years, depending on the type and size of the compressor unit. A major overhaul involves the rebuilding of the unit to materially extend its economic useful life or to enhance the unit’s ability to fulfill broader or different contract compression applications. If a unit requires maintenance or reconfiguration, we expect Exterran Holdings’ maintenance personnel will service it as quickly as possible to meet the needs of our customer.

We and our customers typically contract for our services on a site-by-site basis. We have standard contract operations contracts and fixed monthly rates, which may be modified through negotiations. At the end of the initial term, which is typically six months, contract operations services can continue on a month-by-month basis until terminated by either party with 30 days advanced notice. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity prices. See “General Contract Operations Contract Terms,” below, for a more detailed description.

We intend to continue to work with Exterran Holdings to manage our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When one of Exterran Holdings’ salespersons is advised of a new contract operations services opportunity for us, he or she will obtain relevant information concerning the project, including natural gas flow, pressure and natural gas composition, and then he or she will review both our fleet and the fleet of Exterran Holdings for an available appropriate compressor unit. If an appropriate compressor unit is not available in either our fleet or the fleet of Exterran Holdings, we will, at times, offer equipment built for that or similar applications. In the event that a customer presents us with an opportunity to provide contract operations services for a project with appropriate lead time, we may choose to purchase newly-fabricated equipment from Exterran Holdings or others to fulfill our customer’s needs. Please read Part III, Item 13 (“Certain Relationships and Related Transactions and Director Independence”) of this report for additional information regarding our ability to share or exchange compression equipment with, or purchase equipment from, Exterran Holdings.

As of December 31, 2007, our fleet consisted of 1,720 compressors, as reflected in the following table:

	Total	% of	Number of
Horsepower Range	Horsepower	Horsepower	Units

0-99	37,413	5%	503
100-299	97,091	13%	547
300-599	87,671	12%	224
600-999	112,922	16%	155
1,000 and over	387,460	54%	291

Total	722,557	100%	1,720

Over the last several years, Exterran Holdings has undertaken efforts to standardize its compressor fleet around major components and key suppliers. Because our fleet consists of a portion of Exterran Holdings’ former fleet, we, too, benefit from the standardization. This standardization of our fleet:

•	enables us to minimize our fleet operating costs and maintenance capital requirements;

•	facilitates low-cost compressor resizing; and

•	allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining low operating costs.

As mentioned above, pursuant to the Omnibus Agreement, Exterran Holdings provides us with all operational staff, corporate staff and support services necessary to run our business.

Business Strategy

Our business strategy is to:

•	meet the evolving compression needs of our customers by providing consistent and dependable services;

•	expand our operations by, among other things, taking advantage of our relationship with Exterran Holdings;

•	generate stable cash flows sufficient to make quarterly cash distributions to our unitholders; and

•	increase quarterly cash distributions per unit over time.

The key elements of our business strategy are described below:

•	Leverage our relationship with Exterran Holdings. Our relationship with Exterran Holdings provides us numerous revenue and cost advantages, including the ability to access new and idle compression equipment, deploy that equipment in most of the major natural gas producing regions in the U.S. and provide maintenance and operational support on a more cost effective basis than we could without that relationship.

•	Build our business organically by capitalizing on the positive long-term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently manage our customers’ changing compression needs, including by providing assurance in many of our customer contracts that our compression service will be available at least 95% of the time, our long-standing customer relationships and our large compressor fleet will enable us to capitalize on what we believe are positive fundamentals for the U.S. natural gas compression industry. These fundamentals include increasing unconventional natural gas production, which typically requires significantly more compression than conventional production, decreasing natural reservoir pressures and the continued outsourcing of compression services.

•	Grow our business through accretive acquisitions. We plan to grow through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. In connection with the closing of our initial public offering and the July 2007 Contract Operations Acquisition, our predecessor contributed to us approximately 17% and 13% (by then available horsepower), respectively, of its U.S. contract operations services business relating to natural gas compression at that time and intends to offer to us the remaining portion of that business for purchase over time. We also believe there are opportunities to acquire compression equipment from natural gas transporters or producers and in turn offer them contract operations services as a cost-effective alternative. We believe that our publicly traded limited partnership structure provides us additional financing options and an attractive currency to pursue such acquisitions.

Competitive Strengths

We believe that we are well positioned to execute our primary business objectives and strengths successfully because we have the following key competitive strengths:

•	Our relationship with Exterran Holdings. Our relationship with Exterran Holdings and our access to its personnel, fabrication operations, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract operations services while maintaining lower operating costs than we could otherwise achieve. This relationship also provides us an advantage in pursuing compression opportunities throughout the U.S. As of December 31, 2007, Exterran Holdings owned approximately 3,680,000 horsepower of compression equipment, excluding the compression equipment owned by us, in its U.S. contract operations business. We believe we will benefit from Exterran Holdings’ intention to offer us the opportunity to purchase that business over time.

•	Stable and growing fee-based cash flows. We charge a fixed monthly fee for our contract operations services that our customers are generally required to pay, regardless of the volume of natural gas we compress in that month. We believe this fee structure reduces volatility and enhances our ability to generate relatively stable, predictable cash flows.

•	Large fleet in many major producing regions. Our large fleet and numerous operating locations throughout the U.S. combined with our ability, as a result of our relationship with Exterran Holdings, to efficiently move equipment among producing regions, means that we are not dependent on production activity in any particular region. We provide contract operations services in some of the fastest growing natural gas producing regions in the U.S., including the Barnett Shale and Rocky Mountains, which we believe will allow us to generate organic growth in our business.

•	Long-standing customer relationships. Exterran Holdings has developed long-standing customer relationships by efficiently managing customers’ changing compression needs. We believe these relationships provide a firm platform for our continued organic growth as we continue to seek to meet our customers’ increasing compression needs.

•	Strong management team with a track record of substantial organic and acquisition growth. Our management team and the board of directors of our general partner include senior officers from Exterran Holdings who have over 80 combined years of experience in the compression services business.

Our Relationship with Exterran Holdings

One of our principal attributes is our relationship with Exterran Holdings. Exterran Holdings has a long history of successfully achieving organic growth and consummating and integrating acquisitions, and intends to use us as its primary growth vehicle for its U.S. contract operations business. We believe our relationship with Exterran Holdings will continue to provide us access to management talent and long-standing commercial relationships throughout the energy industry. In addition, we believe that our relationship with Exterran Holdings also provides us with the following benefits:

•	Exterran Holdings intends, but is not obligated, to offer us over time the opportunity to purchase its remaining U.S. contract operations business;

•	Exterran Holdings intends, but is not obligated, to offer us the opportunity to purchase newly fabricated compression equipment; and

•	we and Exterran Holdings intend to continue to manage our respective U.S. compression fleets as one pool of compression equipment from which we can more easily fulfill our respective customers’ needs.

Oil and Natural Gas Industry Cyclicality and Volatility

Our financial performance is generally less affected by the short-term market cycles and oil and natural gas price volatility than the financial performance of companies operating in other sectors of the oilfield services industry because:

•	compression is necessary for natural gas to be delivered from the wellhead to end users;

•	the need for compression services and equipment has grown over time due to the increased production of natural gas and the natural pressure decline of natural gas producing basins; and

•	our contract operations business is tied primarily to natural gas production and consumption, which are generally less cyclical in nature than exploration activities.

Our large fleet and numerous operating locations throughout the U.S. combined with our ability, as a result of our relationship with Exterran Holdings, to access new and idle compression equipment and efficiently move equipment among producing regions, means that we are not dependent on production activity in any particular region. Furthermore, while compressors often must be specifically engineered or reconfigured to allow us to tailor our contract compression services to meet the unique demands of our customers, the fundamental technology of such equipment has not been subject to significant change.

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

Seasonal Fluctuations

Neither our results of operations, nor those of our predecessor, have historically reflected any material seasonal tendencies and we currently do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Customers

Our current customer base consists of approximately 120 companies who are engaged in various aspects of the oil and natural gas industry, including natural gas producers, processors, gatherers and transporters. We have entered into strategic alliances with some of our customers. These alliances are essentially preferred vendor arrangements and give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

During the year ended December 31, 2007, Dominion Exploration and Production, Inc. and Devon Energy Corporation accounted for 24% and 12%, respectively, of our total revenue.

Marketing and Sales

Our marketing and client service functions are performed on a coordinated basis by Exterran Holdings’ sales and field service personnel. Salespeople and field service personnel regularly visit our customers to ensure customer satisfaction, to determine customer needs as to services currently being provided and to ascertain potential future compression services requirements. This ongoing communication allows us to quickly identify and respond to customer requests.

General Contract Operations Contract Terms

The following discussion describes select material terms common to our contract operations customer contracts. We enter into a new contract with a given customer with respect to each distinct site at which we will provide contract operations services, which site-specific contract typically incorporates by reference the terms and conditions of a master agreement with that customer.

Term and Termination.  Our customers typically contract for our services on a site-by-site basis. At the end of the initial term, which is typically six months, contract operations services can continue on a month-to-month basis until terminated by either party with 30 days advanced notice.

Fees and Expenses.  Our customers pay a fixed monthly fee for our compression services, the level of which generally is based on expected natural gas volumes and pressures associated with a specific application. We are not responsible for acts of force majeure and our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows. We are typically responsible for the costs and expenses associated with our compression equipment, other than fuel gas, which is provided by our customers.

Service Standards and Specifications.  We are responsible for providing contract operations services in accordance with the particular specifications of a job, as set forth in the applicable contract. These are typically turn-key service contracts under which we supply all service and support and use our own compression equipment as necessary for a particular application.

Title; Risk of Loss.  We own and retain title to or have an exclusive possessory interest in all compression equipment we use in connection with our provision of contract operations services and we generally bear risk of loss for our equipment to the extent not caused by gas conditions or our customers’ acts or omissions

Insurance.  Both we and our customers are required to carry general liability, worker’s compensation, employers’ liability, automobile and excess liability insurance with respect to a particular project.

Suppliers

Currently, our sole supplier of newly fabricated equipment is Exterran Holdings. Under the Omnibus Agreement, we may purchase equipment at a fixed margin over its fabrication costs. We may also transfer compression equipment with Exterran Holdings. Alternatively, we can purchase newly fabricated or already existing compression equipment from third parties.

We rely on Exterran Holdings, who in turn relies on a limited number of suppliers for some of the components used in our products. We and Exterran Holdings believe alternative sources of these components are generally available but at prices that may not be as economically advantageous to us as those offered by our existing suppliers. Neither we nor Exterran Holdings has experienced any material supply problems to date and believe relations with our suppliers are satisfactory.

Competition

The natural gas compression services business is highly competitive. Overall, we experience considerable competition from companies who may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies.

We believe that we compete effectively on the basis of price, customer service, flexibility in meeting customer needs, quality and reliability of our compressors and related services.

Compression services providers can achieve operating and cost advantages through increased size and geographic scope. As the number of compression applications and size of the compression fleet increases, the number of required sales, administrative and maintenance personnel does not increase proportionately, resulting in operational efficiencies and potential cost advantages. Additionally, broad geographic scope allows compression service providers to more efficiently provide services to all customers, particularly those with compression applications in remote locations. We believe that our relationship with Exterran Holdings allows us to access a large, diverse fleet of compression equipment and a broad geographic base of operations and related operational personnel that gives us more flexibility in meeting our customers’ needs than many of our competitors. We also believe that our relationship with Exterran Holdings provides us with resources that allow us to efficiently manage our customers’ compression services needs.

Non-competition arrangement with Exterran Holdings

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations service customers of Exterran Holdings. Compression services are defined to include the provision of natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service and operating, maintenance, service, repairs or overhauls of compression equipment owned by third parties. In addition, under the Omnibus Agreement, we agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also contract operations service customers of ours.

As a result of the merger between Hanover and Universal Compression Holdings, at the time of execution of the Omnibus Agreement some of our customers were also contract operations services customers of Exterran Holdings, which we refer to as overlapping customers. We and Exterran Holdings have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of execution of the Omnibus Agreement, each being referred to as a “partnership site” or “Exterran site”. After the date of the agreement, if an overlapping customer requests contract operations services at a partnership site or an Exterran site, whether in addition to or in the replacement of the equipment existing at such site on the date of the agreement, we will be entitled to provide contract operations services if such overlapping customer is a partnership overlapping customer and Exterran Holdings will be entitled to provide such contract operations services at other locations if such overlapping customer is an Exterran overlapping customer. Additionally, any additional contract operations services provided to a partnership overlapping customer will be provided by us and any additional services provided to an Exterran overlapping customer will be provided by Exterran Holdings.

Exterran Holdings also agreed that new customers for contract compression services (neither our customers nor customers of Exterran Holdings for U.S. contract compression services) are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with us, then Exterran Holdings may provide compression services to the new customer. In the event that either we or Exterran Holdings enter into a contract to provide compression services to a new customer, either we or Exterran Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Exterran Holdings at the time of entry into the Omnibus Agreement.

The non-competition arrangements described above do not apply to:

•	Our provision of contract compression services to a particular Exterran Holdings customer or customers, with the approval of Exterran Holdings;

•	Exterran Holdings’ provision of contract compression services to a particular customer or customers of ours, with the approval of the conflicts committee of the board of directors of our general partner;

•	our purchase and ownership of not more than five percent of any class of securities of any entity which provides contract compression services to the contract compression services customers of Exterran Holdings;

•	Exterran Holdings’ purchase and ownership of not more than five percent of any class of securities of any entity which provides contract compression services to our contract compression services customers;

•	Exterran Holdings’ ownership of us;

•	our acquisition, ownership and operation of any business that provides contract compression services to Exterran Holdings’ contract compression services customers if Exterran Holdings has been offered the opportunity to purchase the business for its fair market value from us and Exterran Holdings declines to do so. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, we will agree not to provide contract compression services to Exterran Holdings’ customers that are also customers of the acquired business at the sites at which Exterran Holdings is providing contract operations services to them at the time of the acquisition;

•	Exterran Holdings’ acquisition, ownership and operation of any business that provides contract compression services to our contract operations services customers if we have been offered the opportunity to purchase the business for its fair market value from Exterran Holdings and we decline to do so with the concurrence of the conflicts committee of the board of directors of our general partner. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, Exterran Holdings will agree not to provide contract operations services to our customers that are also customers of the acquired business at the sites at which we are providing contract operations services to them at the time of the acquisition; or

•	a situation in which one of our customers (or its applicable business) and a customer of Exterran Holdings (or its applicable business) merge or are otherwise combined, in which case, each of we and Exterran Holdings may continue to provide contract operations services to the applicable combined entity or business without being in violation of the non-competition provisions, but Exterran Holdings and the conflicts committee of the board of directors of our general partner must negotiate in good faith to implement procedures or such other arrangements, as necessary, to protect the value to each of Exterran Holdings and us of the business of providing contract operations services to each such customer or its applicable business, as applicable.

Unless the Omnibus Agreement is terminated earlier due to a change of control of our general partner or the removal or withdrawal of our general partner, or from a change of control of Exterran Holdings, the non-competition provisions of the Omnibus Agreement will terminate on August 20, 2010 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at the sites at which we are providing contract operations services to them at the time of the change of control.

Environmental and Other Regulations

Government Regulation

Our operations are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of human health and the environment. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us. However, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations and financial position.

The primary federal environmental laws to which our operations are subject include the Clean Air Act and regulations thereunder, which regulate air emissions; the Clean Water Act and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (“RCRA”) and regulations thereunder, which regulate the management and disposal of solid and hazardous waste; and the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, known more commonly as “Superfund,” which imposes liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the Occupational Safety and Health Act (“OSHA”) and regulations thereunder, which regulate the protection of the health and safety of workers. Analogous state laws and regulations may also apply.

The Clean Air Act and comparable state laws and regulations regulate emissions of air pollutants from various sources, including natural gas compressors, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emission, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. While our standard contract typically provides that the customer will assume the permitting responsibilities and environmental risks related to site operations, we have in some cases obtained air permits as the owner and operator of the compressors. Under most of our contract operations service agreements, our customers must indemnify us for certain losses or liabilities we may suffer as a result of the failure to comply with applicable environmental laws, including permit conditions. Increased obligations of operators to reduce air emissions of nitrogen oxides and other pollutants from internal combustion engines in transmission service are anticipated. For example, the Environmental Protection Agency (“EPA”) recently adopted rules, effective March 18, 2008, that establish emission standards for new spark ignition engines and require emission controls of certain new and existing stationary reciprocating engines that were excluded from previous regulation. We do not expect these recently adopted rules to have a material adverse effect on our operations or financial condition. Nevertheless, there can be no assurance that those rules, once effective, or any other new regulations requiring the installation of more sophisticated emission control equipment would not have a material adverse impact. In any event, we believe that in most cases these obligations would be allocated to our clients under our contracts. Moreover, we expect that such requirements would not have any more significant effect on our operations or financial condition than on any similarly situated company providing contract operations services.

The U.S. Congress is actively considering legislation to reduce emissions of “greenhouse gases,” including carbon dioxide and methane. In addition, at least 14 states have already taken legal measures to reduce emissions of greenhouse gases. Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources (e.g., cars and trucks) even if Congress does not adopt new legislation addressing emissions of greenhouse gases. Passage of climate control legislation or other regulatory initiatives by Congress or various states of the U.S. or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of greenhouse gases could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our operations or financial condition.

The Clean Water Act and comparable state laws and regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the Clean Water Act regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Many of Exterran Holdings’ facilities on which we may store inactive compression units have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. In addition, many of those facilities have filed notices of intent for coverage under statewide storm water general permits and developed and implemented storm water pollution prevention plans, as required. Federal laws also require spill prevention, control and countermeasures, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities.

The RCRA and comparable state laws and regulations govern the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, filters, sludges, paints, solvents, and sandblast materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. In addition, to the extent we operate underground tanks on behalf of specific customers, such operations may be regulated under RCRA.

CERCLA and comparable state laws and regulations impose strict, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

While we do not own or lease any material facilities or properties, we may use Exterran Holdings’ properties pursuant to our Omnibus Agreement for the storage and possible maintenance and repair of inactive compressor units. Many of Exterran Holdings’ properties have been utilized for many years, including some by third parties over whom we have no control, in support of natural gas compression services or other industrial operations. At of such sites, Exterran Holdings is currently working with the prior owner who has undertaken the full legal obligations to monitor and cleanup contamination at such site that occurred prior to Exterran Holdings’ acquisition of such site. While we are not currently responsible for any remedial activities at these properties we use pursuant to the Omnibus Agreement, there is always the possibility that our future use of such properties, or of other properties where we provide contract operations services, may result in spills or releases of petroleum hydrocarbons, wastes, or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, RCRA or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our operations or financial condition.

We are subject to the requirements of OSHA and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe we are in substantial compliance with these requirements and with other OSHA and comparable requirements.

Indemnification for Environmental Liabilities

Under the Omnibus Agreement, Exterran Holdings indemnifies us for three years from the closing of our initial public offering against certain potential environmental claims, losses and expenses associated with the operation of our assets and occurring before the closing date of our initial public offering. Exterran Holdings’ maximum liability for this indemnification obligation cannot exceed $5 million and Exterran Holdings will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of our initial public offering. We have agreed to indemnify Exterran Holdings against environmental liabilities related to our assets to the extent Exterran Holdings is not required to indemnify us.

Employees and Labor Relations

We do not have any employees. Pursuant to the terms of the Omnibus Agreement, we reimburse Exterran Holdings for the allocated costs of its personnel who provide direct or indirect support for our operations. At this time, none of those employees are covered by collective bargaining arrangements. Exterran Holdings considers its employee relations to be satisfactory.

Available Information

Our website address is www.exterran.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not incorporated by reference in this report or any of our other securities filings. Paper copies of our filings are also available, without charge, from Exterran Partners, L.P., 4444 Brittmoore Road, Houston, Texas 77041, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•	the Code of Business Conduct and Ethics of Exterran GP LLC; and

•	the charters of the audit, conflicts and compensation committees of Exterran GP LLC.

ITEM 1A.	Risk Factors

As described in Part I (“Disclosure Regarding Forward-Looking Statements”), this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks were to occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, we might not be able to pay our current quarterly distribution on our common units or grow such distributions and the trading price of our common units could decline.

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units and subordinated units at our current distribution rate.

We may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at our current distribution rate. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described in this section.

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

We depend on demand for and production of natural gas in the U.S., and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services which could cause our revenue and cash available for distribution to decrease.

Natural gas contract operations in the U.S. are significantly dependent upon the demand for and production of natural gas in the U.S. Demand may be affected by, among other factors, natural gas prices, weather, demand for energy and availability and price of alternative energy sources. Any prolonged, substantial reduction in the U.S. demand for natural gas would, in all likelihood, depress the level of production activity and result in a decline in the demand for our contract operations services and products, which would reduce our cash available for distribution. A reduction in U.S. demand could also force us to reduce our pricing substantially. Additionally, compression services for our customers’ production from unconventional natural gas sources such as tight sands, shales and coalbeds constitute an increasing percentage of our business. Such unconventional sources are generally less economically feasible to produce in lower natural gas price environments. A reduction in natural gas demand may cause such unconventional sources of natural gas to be uneconomic to drill and produce. These factors could in turn negatively impact the demand for our services.

We depend on a limited number of customers for a significant portion of our revenue. The loss of any of these customers may result in a decline in our revenue and cash available to pay distributions to our unitholders.

We rely on a few of our customers for a disproportionate share of our revenue. The loss of all or even a portion of the contract operations services we provide to our largest customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Our agreement not to compete with Exterran Holdings limits our ability to grow.

We have entered into an Omnibus Agreement with Exterran Holdings, and several of its subsidiaries. The Omnibus Agreement includes certain agreements not to compete between us and our affiliates, on the one hand, and Exterran Holdings and its affiliates, on the other hand. This agreement not to compete with Exterran Holdings limits our ability to grow.

We face significant competition that may cause us to lose market share and harm our financial performance.

Our industry is highly competitive and there are low barriers to entry. In addition, some of our competitors are large national and multinational companies that provide contract operations, aftermarket services and support and fabrication services to third parties, and some of these competitors have greater financial and other resources than we do. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the price at which they offer their services, we may not be able to compete effectively. Some of these competitors may expand or fabricate new or more suitable compression equipment that would create additional competition for the services we provide to our customers. In addition, our customers that are significant producers of natural gas may purchase their own compression equipment in lieu of using our contract operations services. Any of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We may not be able to grow our cash flows if we do not expand our business, which could limit our ability to increase distributions to our unitholders.

A principal focus of our strategy is to continue to grow the per unit distribution on our units by expanding our business. Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:

•	acquire additional U.S. contract operations services business from Exterran Holdings;

•	consummate accretive acquisitions;

•	enter into contracts for new service with our existing customers or new customers; and

•	obtain required financing for our existing and new operations.

A deficiency in any of these factors could adversely affect our ability to achieve growth in the level of our cash flows or realize benefits from acquisitions.

If we do not make acquisitions on economically acceptable terms, our future growth and our ability to increase distributions to our unitholders will be limited.

Our ability to grow depends, in part, on our ability to make accretive acquisitions. If we are unable to make these accretive acquisitions either because we are: (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (ii) unable to obtain financing for these acquisitions on economically acceptable terms, or (iii) outbid by competitors, then our future growth and ability to increase distributions would be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

Any acquisition involves potential risks, including, among other things:

•	an inability to integrate successfully the businesses we acquire;

•	the assumption of unknown liabilities;

•	limitations on rights to indemnity from the seller;

•	mistaken assumptions about the cash generated or anticipated to be generated by the business acquired or the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	unforeseen operating difficulties; and

•	customer or key employee losses at the acquired businesses.

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

Exterran Holdings’ integration of Hanover and Universal Holdings presents significant challenges that could negatively impact our business by disrupting our operations.

We depend upon Exterran Holdings to provide us all of our operational staff, corporate staff and support services necessary to run our business. Exterran Holdings continues to face significant challenges in consolidating functions and integrating the Hanover and Universal Holdings organizations, procedures and operations in a timely and efficient manner. The integration of Hanover and Universal Holdings is costly, complex and time-consuming due to the size and complexity of each organization. The principal challenges include the following:

•	integrating Hanover’s and Universal Holdings’ existing businesses;

•	combining diverse product and service offerings and sales and marketing approaches;

•	preserving customer, supplier and other important relationships and resolving potential conflicts that may arise as a result of the merger;

•	consolidating and integrating duplicative facilities and operations, including back-office systems such as Hanover’s and Universal Holdings’ different enterprise resource planning (“ERP”) systems; and

•	addressing differences in business cultures, preserving employee morale and retaining employees, while maintaining focus on providing consistent, high quality customer service and marketing, operational and financial goals.

Exterran Holdings continues to dedicate substantial cost and effort to integrate the businesses. These efforts could divert Exterran Holdings’ focus and resources from other day-to-day tasks, corporate initiatives or strategic opportunities during the integration process. Any problems experienced by Exterran Holdings in integrating these businesses could negatively impact our business by disrupting our operations. Such disruption could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Exterran Holdings continues to own and operate a substantial U.S. contract compression business, competition from which could adversely impact our results of operations and cash available for distribution.

Exterran Holdings and its affiliates other than us are prohibited from competing directly or indirectly with us with respect to certain of our existing customers and certain locations where we currently conduct business, and any new contract compression customer that approaches either Exterran Holdings or ourselves until the earliest to occur of August 20, 2010, a change of control of Exterran Holdings or our general partner, or the removal or withdrawal of our general partner. Otherwise, Exterran Holdings is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Exterran Holdings will continue to own and operate a U.S. contract operations business, including natural gas compression, that is substantially larger than ours and continues to engage in international contract operations, fabrication and aftermarket service activities. Exterran Holdings is a large, established participant in the contract operations business, and has significantly greater resources, including idle compression equipment, operating personnel, fabrication operations, vendor relationships and experience, than we have, which factors may make it more difficult for us to compete with it with respect to commercial activities as well as for acquisition candidates. Exterran Holdings and its affiliates may acquire, fabricate or dispose of additional natural gas compression or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Exterran Holdings could adversely impact our results of operations and cash available for distribution.

We may be unable to grow through acquisitions of the remainder of Exterran Holdings’ U.S. contract operations business, which could limit our ability to increase our cash available for distribution.

Exterran Holdings is under no obligation to offer us the opportunity to purchase the remainder of its U.S. contract operations business, and its board of directors owes fiduciary duties to the stockholders of Exterran Holdings, and not our unitholders, in making any decision to offer us this opportunity. Likewise, we are not required to purchase any additional portions of such business.

The consummation of any such purchases will depend upon, among other things, Exterran Holdings’ ability to continue to convert its existing compression agreements to a new form of service agreement, our reaching an agreement with Exterran Holdings regarding the terms of such purchases (which will require the approval of the conflicts committee of the board of directors of our general partner) and our ability to finance such purchases on acceptable terms. Additionally, Exterran Holdings may be limited in its ability to consummate sales of additional portions of such business to us by the terms of its existing or future credit facilities or indentures. Additionally, our credit facility includes covenants that may limit our ability to finance acquisitions. If a sale of any additional portion of Exterran Holdings’ U.S. contract operations business would be restricted or prohibited by such covenants, we or Exterran Holdings may be required to seek waivers of such provisions or refinance those debt instruments in order to consummate a sale, neither of which may be accomplished timely, if at all. If we are unable to grow through additional acquisitions of the remainder of Exterran Holdings’ U.S. contract operations business, our ability to increase our cash available for distribution may be limited.

Many of our contracts with customers have short initial terms, and we cannot be sure that such contracts for these services will be renewed after the end of the initial contractual term, which could adversely impact our results of operations and cash available for distribution.

The length of the contracts with our customers varies based on operating conditions and customer needs. In most cases, under currently prevailing contract compression rates, our initial contract terms are not long enough to enable us to fully recoup the cost of acquiring the compression equipment needed for these services. We cannot be sure that a substantial number of these customers will continue to renew their contracts, that we will be able to enter into new contracts with customers or that any renewals will be at comparable rates. The inability to renew contracts with respect to a substantial portion of our fleet would adversely impact our results of operations and cash available for distribution.

Our ability to manage and grow our business effectively may be adversely affected if Exterran Holdings loses management or operational personnel.

All of our officers are also officers or employees of Exterran Holdings. Additionally, we do not have any of our own employees, but rather rely on Exterran Holdings’ employees to operate our business. We believe that Exterran Holdings’ ability to hire, train and retain qualified personnel will continue to be challenging and important as we grow and if energy industry market conditions continue to be positive. When general industry conditions are good, the supply of experienced operational, fabrication and field personnel, in particular, decreases as other energy and manufacturing companies’ needs for the same personnel increases. Our ability to grow and to continue our current level of service to our customers will be adversely impacted if Exterran Holdings is unable to successfully hire, train and retain these important personnel.

If we are unable to purchase compression equipment from Exterran Holdings or others, we may not be able to retain existing customers or compete for new customers, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

There is substantial competition for the purchase of compression equipment, and we have a limited supply of idle units. Exterran Holdings is under no obligation to offer or sell us newly fabricated or idle compression equipment and may choose not to do so timely or at all. Further, Exterran Holdings could continue to experience substantial demand for the compression equipment it owns or fabricates for its U.S. and international contract operations services businesses as well as from third-party customers. Similarly, we may not be able to purchase newly fabricated or idle compression equipment from third-party producers or marketers of such equipment or from our competitors. If we are unable to purchase compression equipment on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us, or we may not be able to compete for business from new customers, either of which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Our operating costs per horsepower may be subject to more variability than those of our predecessor. This variability may have an adverse impact on our ability to make cash distributions to our unitholders.

Because we own a substantially smaller fleet of compressors than our predecessor, our operating costs per horsepower may be subject to more variability than those of our predecessor. This additional variability in our operating costs per horsepower may result from, among other things, the fact that repair costs associated with our compressors that experience unanticipated downtime will be allocated over our smaller fleet of compressors. The cap on our obligation to reimburse Exterran Holdings for any cost of sales that it incurs in the operation of our business contained in the Omnibus Agreement will terminate on December 31, 2008. Additionally, Exterran Holdings could condition any future sales of portions of its compression business to us on our agreement (which would require the approval of the conflicts committee of the board of directors of our general partner) to an increase or early termination of the cap. Our cost of sales has exceeded this cap each quarter since we completed our initial public offering in October 2006. On July 9, 2007, the cap was increased from $16.95 per operating horsepower to $18.00 per operating horsepower. Any increase in our operating costs at a time when the cap is increased or no longer in effect could have an adverse impact on our ability to make cash distributions to our unitholders.

Our reliance on Exterran Holdings as an operator of our assets and our limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Pursuant to the Omnibus Agreement entered into between us and Exterran Holdings, Exterran Holdings provides us with all administrative and operational services, including without limitation all operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering services necessary to run our business. Our operational success and ability to execute our growth strategy depends significantly upon Exterran Holdings’ satisfactory operation of our assets and performance of these services. Our reliance on Exterran Holdings as an operator of our assets and our resulting limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Our inability to fund purchases of additional compression equipment could adversely impact our results of operations and cash available for distribution.

We may not be able to maintain or grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our revolving credit facility may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Additionally, pursuant to our partnership agreement, we intend to distribute all of our “available cash,” as defined in the partnership agreement, to our unitholders on a quarterly basis. Therefore, a significant portion of our cash flow from operations will be used to fund such distributions. As a result, we intend to fund our growth capital expenditures and acquisitions with external sources of capital. Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could adversely impact our results of operations and cash available for distribution to our unitholders.

We indirectly depend on particular suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.

Some of the components used in our compressors are obtained by Exterran Holdings from a single source or a limited group of suppliers. Exterran Holdings’ reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. Exterran Holdings does not have long-term contracts with these sources, and its partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, since any increase in component prices for compression equipment fabricated by Exterran Holdings for us will be passed on to us, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

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

We routinely deal with natural gas, oil and other petroleum products. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties used by us to provide contract operations services or inactive compression storage or on or under other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, remediation and monitoring requirements under federal, state and local environmental laws and regulations.

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

Natural gas service operations are subject to inherent risks such as equipment defects, malfunction and failures, and natural disasters that can result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution and other environmental damages. Exterran Holdings insures our property and operations against many of these risks; however, the insurance they have obtained may not be adequate to cover our claims or losses. We are not fully insured on all of our offshore assets. In addition, we are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

A substantial portion of our cash flow must be used to service our debt obligations, and future interest rate increases could reduce the amount of our cash available for distribution.

As of December 31, 2007, we had outstanding borrowings of $217.0 million under our five-year, $315 million revolving credit facility. Borrowings under our revolving credit facility will mature on October 20, 2011. Any borrowings we make under our revolving credit facility, excluding the $205 million of borrowings under the facility that are subject to fixed rate swaps, will bear interest at floating rates. Under the credit agreement, the revolving credit facility currently bears interest at LIBOR, or a defined base rate, at our option, plus an applicable margin which is determined by our total leverage ratio. At December 31, 2007 the applicable margin was 1.25% for LIBOR loans and 0.25% for base rate loans. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, if U.S. interest rates increase, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

Covenants in our credit facility may adversely affect our ability to operate our business and to make distributions to our unitholders.

Our credit facility includes covenants limiting our ability to make distributions, incur indebtedness, grant liens, merge, make loans, acquisitions, investments or dispositions and engage in transactions with affiliates. Furthermore, our credit facility contains covenants requiring us to maintain certain financial ratios and tests. Additionally, our obligations under the revolving credit facility are secured by substantially all of our assets and all assets of our subsidiaries. These covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with certain provisions of the credit facility may be affected by changes in our operating and financial performance, changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control. The breach of any of those covenants could result in a default under our credit facility, which could cause those debt obligations to become due and payable. If any of our indebtedness were to be accelerated, we may not be able to repay or refinance it.

Risks Inherent in an Investment in Our Common Units

Exterran Holdings controls our general partner, which has sole responsibility for conducting our business and managing our operations. Exterran Holdings has conflicts of interest, which may permit it to favor its own interests to our unitholders’ detriment.

Exterran Holdings owns and controls our general partner. Some of our general partner’s directors are directors of Exterran Holdings and all of our executive officers are officers of Exterran Holdings. Therefore, conflicts of interest may arise between Exterran Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•	neither our partnership agreement nor any other agreement requires Exterran Holdings to pursue a business strategy that favors us. Exterran Holdings’ directors and officers have a fiduciary duty to make these decisions in the best interests of the owners of Exterran Holdings, which may be contrary to our interests;

•	our general partner controls the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and Exterran Holdings, on the other hand, including provisions governing administrative services, acquisitions and transfers of compression equipment and non-competition provisions;

•	our general partner controls whether we agree to acquire additional contract operations customers or assets from Exterran Holdings that are offered to us by Exterran Holdings and the terms of such acquisitions;

•	our general partner is allowed to take into account the interests of parties other than us, such as Exterran Holdings and its affiliates, in resolving conflicts of interest;

•	other than as provided in our Omnibus Agreement with Exterran Holdings, Exterran Holdings and its affiliates are not limited in their ability to compete with us. Exterran Holdings will continue to engage in U.S. and international contract operations services as well as third-party sales coupled with aftermarket service contracts;

•	Exterran Holdings will compete with us with respect to any future acquisition opportunities;

•	Exterran Holdings’ U.S. and international contract compression services businesses and its third-party equipment customers will compete with us for newly fabricated and idle compression equipment and Exterran Holdings is under no obligation to offer equipment to us for purchase or use;

•	all of the officers and employees of Exterran Holdings who provide services to us also will devote significant time to the business of Exterran Holdings, and will be compensated by Exterran Holdings for the services rendered to it;

•	our general partner has limited its liability and reduced its fiduciary duties, and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders;

•	our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and the ability of the subordinated units to convert to common units;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us and Exterran Holdings determines the allocation of shared overhead expenses;

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;

•	our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

Cost reimbursements due to our general partner and its affiliates for services provided, which are determined by our general partner, are substantial and reduce our cash available for distribution to our unitholders.

Pursuant to the Omnibus Agreement we entered into with Exterran Holdings, our general partner, and others, Exterran Holdings receives reimbursement for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services are substantial and reduce the amount of cash available for distribution to unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its general partner’s board of directors, and have no right to elect our general partner or its general partner’s board of directors on an annual or other continuing basis. The board of directors of our general partner is chosen by its sole member, a subsidiary of Exterran Holdings. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot currently remove our general partner without its consent.

The unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2007, our general partner and its affiliates owned 50% of our aggregate outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of the general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner, which is indirectly wholly-owned by Exterran Holdings, may transfer its general partner interest to a third party in a merger, or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of Exterran Holdings, the owner of our general partner, from transferring all or a portion of its ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of our general partner’s general partner with its own choices and thereby influence the decisions taken by the board of directors and officers.

We may issue additional units without unitholder approval, which would dilute our unitholders’ existing ownership interests.

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

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units, other than our general partner and its affiliates, including Exterran Holdings.

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, including Exterran Holdings, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions.

Affiliates of our general partner may sell common or subordinated units in the public or private markets, which sales could have an adverse impact on the trading price of the common units.

At December 31, 2007, Exterran Holdings and its affiliates held 6,325,000 subordinated units and 2,014,395 common units. All of the subordinated units will convert into common units at the end of the subordination period and some or all may convert earlier. The sale of these subordinated units or common units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. At December 31, 2007, our general partner and its affiliates owned 50% of our aggregate outstanding common and subordinated units, including all of our subordinated units.

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

Our common units are traded publicly on the NASDAQ Global Select Market under the symbol “EXLP.” However, our common units have a limited trading history and daily trading volumes for our common units are, and may continue to be, relatively small compared to many other units representing limited partner interests quoted on the NASDAQ. The price of our common units may, therefore, be volatile.

The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies or partnerships in our industry;

•	changes in commodity prices;

•	changes in demand for natural gas in the U.S.;

•	loss of a large customer;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units; and

•	the other factors described in these “Risk Factors.”

Increases in interest rates could adversely impact our unit price and our ability to issue additional equity or incur debt to make acquisitions or for other purposes.

As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity or incur debt to make acquisitions or for other purposes.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, then our cash available for distribution to you would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we will be treated as a corporation, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, at the federal level, legislation has been proposed that would eliminate partnership tax treatment for certain publicly traded partnerships. Although such legislation would not apply to us as currently proposed, it could be amended prior to enactment in a manner that does apply to us. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to you.

Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Specifically, beginning in 2008, we are required to pay Texas franchise tax (also known as the “margin tax”) at a maximum effective rate of 0.7% of our total revenue apportioned to Texas in the prior year. Imposition of such a tax on us by Texas and, if applicable, by any other state, will reduce the cash available for distribution to you. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely affected, and the costs of any IRS contest will reduce our cash available for distribution to you.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with some or all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders and our general partner.

You will be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, you will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you receive no cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the common units you sell will, in effect, become taxable income to you if you sell such common units at a price greater than your tax basis in those common units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (known as IRAs), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, and, if successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to successfully challenge this method or new Treasury Regulations were issued, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income.

We have adopted certain valuation methodologies that could result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may successfully challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

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

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders receiving two Schedule K-1’s) for one fiscal year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

As a result of the merger between Universal Compression Holdings and Hanover, there is ongoing internal restructuring to streamline the business and simplify the financial and tax reporting of Exterran Holdings. We expect that this restructuring will result in the exchange of more than 50% of the total interests in our capital and profits within the next twelve months, and, as such, will result in a technical termination of us for federal income tax purposes. This termination will not affect our classification as a partnership for federal income tax purposes or otherwise affect the nature or extent of our “qualifying income” for federal income tax purposes. The termination will, among other things, result in the closing of our taxable year for all unitholders and a deferral of the depreciation deductions that are allowable in computing the taxable income (loss) of our unitholders. At this time we are unable to predict or calculate the effect of any such technical termination on our unitholders.

As a result of investing in our common units, you may become subject to foreign, state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

In addition to federal income taxes, you may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own or acquire property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We conduct business and/or own assets in the states of Alabama, Arkansas, California, Colorado, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Montana, Nebraska, New Mexico, New York, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Each of these states, other than Texas and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities that may be unitholders. As we make acquisitions or expand our business, we may conduct business or own assets in additional states that impose a personal income tax or that impose entity level taxes to which certain unitholders could be subject. It is your responsibility to file all U.S. federal, foreign, state and local tax returns applicable to you in your particular circumstances. Our counsel has not rendered an opinion on the foreign, state or local tax consequences of an investment in our common units.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our corporate office is located at 4444 Brittmoore Road, Houston, Texas 77041. We do not own or lease any facilities or properties. Pursuant to our Omnibus Agreement, we reimburse Exterran Holdings for the cost of our pro rata portion of the properties we utilize in connection with its U.S. contract operations business and our business.

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

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units began trading on the NASDAQ Global Market under the symbol “UCLP” commencing with the pricing of our initial public offering on October 16, 2006 at $21.00 per common unit. Our common units have traded under the symbol “EXLP” since August 21, 2007, following the change of our name to Exterran Partners, L.P. On February 20, 2008, the closing price of a common unit was $33.06. At the close of business on February 20, 2008, based upon information received from our transfer agent and brokers and nominees, we had 18 registered common unitholders and approximately 1,800 street name holders. We have also issued 6,325,000 subordinated units, for which there is no established public trading market. The subordinated units are held by Exterran Holdings. Exterran Holdings receives a quarterly distribution on these units only after sufficient funds have been paid to the common units.

			Cash
			Distribution
	Price Range		per Common
	High	Low	Unit(1)

Quarter Ended:
December 31, 2006	$26.89	$22.94	$0.278	(2)

March 31, 2007	$31.72	$25.45	$0.35
June 30, 2007	$38.44	$30.00	$0.35
September 30, 2007	$40.38	$29.03	$0.40
December 31, 2007	$36.00	$28.33	$0.425

(1)	Cash distributions declared for one quarter are paid in the following calendar quarter.

(2)	The distribution for the quarter ended December 31, 2006 was paid on February 14, 2007, and reflects the pro rata portion of the quarterly minimum distribution rate of $0.35, covering the period from the closing of the initial public offering, October 20, 2006, through December 31, 2006.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this report.

Cash Distribution Policy

Within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. However, there is no guarantee that we will pay the minimum quarterly distribution on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if doing so would cause an event of default, or an event of default exists, under our credit agreement.

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

The subordination period will extend until the first day of any quarter beginning after September 30, 2011 that each of the following tests are met:

•	distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•	the “adjusted operating surplus” (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units, subordinated units and general partner units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

When the subordination period expires, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions of available cash. In addition, if the unitholders remove our general partner other than for cause and units held by the general partner and its affiliates are not voted in favor of such removal:

•	the subordination period will end and each subordinated unit will immediately convert into one common unit;

•	any existing arrearages in payment of the minimum quarterly distribution on the common units will be extinguished; and

•	the general partner will have the right to convert its general partner units and its incentive distribution rights into common units or to receive cash in exchange for those interests.

If the tests for ending the subordination period are satisfied for any three consecutive four-quarter periods ending on or after September 30, 2009, 25% of the subordinated units will convert into common units on a one-for-one basis. Similarly, if those tests are also satisfied for any three consecutive four-quarter periods ending on or after September 30, 2010, an additional 25% of the subordinated units (measured as if the first 25% of the subordinated units had not previously converted to common units) will convert into common units on a one-for-one basis. The second early conversion of subordinated units may not occur, however, until at least one year following the end of the period for the first early conversion of subordinated units.

In addition, the subordination period will automatically terminate on the first day of any quarter beginning on September 30, 2008, if each of the following tests is met:

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

We will make distributions of available cash (as defined in our partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:

•	first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•	second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

•	third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter;

•	fourth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	fifth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

ITEM 6.	Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA
EXTERRAN PARTNERS, L.P.

The following table shows selected historical consolidated financial data of Exterran Partners, L.P. and of Exterran Partners Predecessor, our predecessor, for the periods and as of the dates presented. While we were formed in June 2006, we did not commence operations until October 20, 2006. In connection with our initial public offering and the July 2007 Contract Operations Acquisition, Universal Compression Holdings and various of its wholly-owned subsidiaries contributed a portion of the business of our predecessor to us. Because our operations only represent a portion of the business of our predecessor and due to the other factors described in Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Items Impacting the Comparability of Our Financial Results”), our results of operations are not comparable to our predecessor’s historical results.

In December 2005, Universal Compression Holdings changed its fiscal year end from March 31 to December 31, effective in 2005. As a result, the selected historical financial data below for our predecessor includes the nine-month period ended December 31, 2005.

The selected historical financial data as of December 31, 2007 and 2006 and for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006 have been derived from our audited consolidated financial statements. The selected historical financial data as of December 31, 2005, March 31, 2005 and March 31, 2004, as well as the selected historical financial data for the period from January 1, 2006 through October 19, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 and 2004 have been derived from the audited combined financial statements of our predecessor.

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

The following table includes the non-GAAP financial measure gross margin. For a definition of gross margin and a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measure.”

	Exterran Partners, L.P.		Exterran Partners Predecessor
		June 22, 2006	January 1, 2006	Nine Months	Twelve Months
	Year Ended	through	through	Ended	Ended
	December 31,	December 31,	October 19,	December 31,	March 31,
	2007	2006(1)	2006	2005	2005	2004
	(In thousands, except per unit amounts)

Statement of Operations Data:
Revenue	$107,675	$13,465	$317,973	$248,414	$296,239	$280,951
Gross margin(2)	61,609	8,194	199,573	158,214	184,090	175,779
Depreciation	16,570	2,108	61,317	52,595	62,920	59,020
Selling, general and administrative expense	13,730	1,566	30,584	20,395	23,544	23,312
Interest expense	11,658	1,815	—	—	—	—
Other (income) expense, net	(22)	—	(298)	1,220	(344)	600
Income taxes	272	—	—	—	—	—
Net income	19,401	2,705	107,970	84,004	97,970	92,847
Earnings per limited partner unit:
Basic	$1.30	$0.55
Diluted	$1.29	$0.55
Weighted average common units outstanding:
Basic	14,604	4,810
Diluted	14,702	4,811
Other Financial Data:
Capital expenditures:
Expansion(3)	$25,283	$26	$72,009	$33,550	$46,637	$24,271
Maintenance(4)	7,079	306	31,626	28,057	35,745	24,388
Cash flows provided by (used in):
Operating activities	$34,520	$2,788	$151,236	$135,207	$158,464	$155,085
Investing activities	(32,362)	(332)	(94,757)	(53,829)	(68,582)	(17,858)
Financing activities	(1,753)	(26)	(56,479)	(81,378)	(89,882)	(137,227)
Cash distribution paid per unit	$1.38	$—	$—	$—	$—	$—

	Exterran Partners, L.P.		Exterran Partners Predecessor
	December 31,		December 31,	March 31,
	2007	2006	2005	2005	2004
			(In thousands)

Balance Sheet Data:
Cash	$2,835	$2,430	$—	$—	$—
Working capital(5)	108	5,162	16,058	14,038	12,172
Total assets	423,029	203,661	1,275,922	1,296,318	1,290,011
Total debt	217,000	125,000	—	—	—
Partners’ capital/net parent equity	145,159	69,457	1,268,938	1,290,289	1,286,174

(1)	Exterran Partners, L.P. was formed on June 22, 2006 but did not commence operations until October 20, 2006.

(2)	Gross margin is defined, reconciled to net income and discussed further below in this report.

(3)	Expansion capital expenditures are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

(4)	Maintenance capital expenditures are capital expenditures made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets.

(5)	Working capital is defined as current assets minus current liabilities.

NON-GAAP FINANCIAL MEASURE

We and our predecessor define gross margin as total revenue less cost of sales (excluding depreciation expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our and our predecessor’s management as it represents the results of revenue and cost of sales (excluding depreciation expense), which are key components of our and our predecessor’s operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative activities, the impact of our financing methods and income taxes. Depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our and our predecessor’s operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our and our predecessor’s gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of interest expense, depreciation expense and selling, general and administrative expense. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and selling, general and administrative expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income to our gross margin:

	Exterran Partners, L.P.		Exterran Partners Predecessor
		June 22, 2006	January 1, 2006	Nine Months	Twelve Months
	Year Ended	through	through	Ended	Ended
	December 31,	December 31,	October 19,	December 31,	March 31,
	2007	2006(1)	2006	2005	2005	2004
	(In thousands)

Net income	$19,401	$2,705	$107,970	$84,004	$97,970	$92,847
Depreciation	16,570	2,108	61,317	52,595	62,920	59,020
Selling, general and administrative	13,730	1,566	30,584	20,395	23,544	23,312
Interest expense	11,658	1,815	—	—	—	—
Other (income) expense, net	(22)	—	(298)	1,220	(344)	600
Income tax expense	272	—	—	—	—	—

Gross margin	$61,609	$8,194	$199,573	$158,214	$184,090	$175,779

(1)	Exterran Partners, L.P. was formed on June 22, 2006 but operations did not commence until October 20, 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes and our predecessor’s combined financial statements and notes included elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part 1, Item 1A (“Risk Factors”), of this report.

Overview

We are a Delaware limited partnership, formed in June 2006, by Universal Compression Holdings, Inc. (“Universal Compression Holdings”) to provide natural gas contract operations services to customers throughout the U.S. On August 20, 2007, we changed our name to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings. In connection with the merger, Universal Compression Holdings and Hanover became wholly-owned subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”), a new company formed in anticipation of the merger, and Universal Compression Holdings was merged with and into Exterran Holdings. Our contract operations services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression to our customers. While we were formed in June 2006, we did not commence operations until October 20, 2006.

We and our customers typically contract for our services on a site-by-site basis. We have standard contract operations contracts and fixed monthly rates, which may be modified through negotiations. At the end of the initial term, which is typically six months, contract operations services can continue on a month-by-month basis until terminated by either party with 30 days advanced notice. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity prices. See “General Contract Operations Contract Terms,” below, for a more detailed description.

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

Items Impacting the Comparability of Our Financial Results

Our future and historical results of operations may not be comparable to the historical results of operations for the periods presented below for our predecessor, for the reasons described below:

•	approximately 17% (by then available horsepower) of our predecessor was contributed to us upon closing of our initial public offering. Accordingly, the results of operations of our predecessor reflect a substantially larger business than the business contributed to us;

•	approximately 13% (by then available horsepower) of our predecessor was contributed to us upon closing of the July 2007 Contract Operations Acquisition. Accordingly, the results of operations of our predecessor reflect a substantially larger business than the business contributed to us;

•	due to the contribution only of operating horsepower in connection with the initial public offering and the July 2007 Contract Operations Acquisition, our utilization was initially 100% for the compression equipment acquired, which is higher than the historical utilization achieved by our predecessor. As of December 31, 2007, our spot utilization rate was 93%. We expect our utilization rate to decline over time, ultimately approximating the utilization rates of Exterran Holdings;

•	because the average horsepower of the compression assets contributed to us in connection with the initial public offering and the 2007 Contract Operations Acquisition was larger than the average horsepower of the fleet of our predecessor, we generate lower revenue per horsepower and incur lower costs per horsepower than our predecessor; however, we expect this difference to become less pronounced over time as we acquire additional assets and grow our business;

•	because we own a substantially smaller fleet of compressors than our predecessor, our operating costs per horsepower may be subject to more variability than those of our predecessor. This additional variability in our operating costs per horsepower may result from, among other things, the fact that repair costs associated with our compressors that experience unanticipated downtime will be allocated over our smaller fleet of compressors;

•	because we lease contract operations equipment from Exterran Holdings to meet the specific contract operations needs of our customers, we incur lease expenses that increase our cost of sales (excluding depreciation expense) and reduce our gross margin percentage as compared to our predecessor;

•	we incur incremental selling, general and administrative expenses as a result of being a publicly traded limited partnership, including costs associated with annual and quarterly reports to unitholders, financial statement audits, tax returns and Schedule K-1 preparation and distribution, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and director compensation; and

•	at December 31, 2007, we had $217.0 million outstanding under our revolving credit facility and incur related interest expense, whereas our predecessor historically had no debt.

Industry Conditions and Trends

Natural gas consumption in the U.S. for the eleven months ended November 30, 2007 increased by approximately 6% over the eleven months ended November 30, 2006 and is expected to increase by 0.7% per year until 2030 according to the U.S. Energy Information Administration (“EIA”). According to the EIA, the U.S. accounted for an estimated annual production of approximately 19 trillion cubic feet of natural gas in calendar year 2006, or 18% of the worldwide total, compared to an estimated annual production of approximately 86 trillion cubic feet in the rest of the world. Industry sources estimate that the U.S. natural gas production level will be approximately 21 trillion cubic feet in calendar year 2025, or 15% of the worldwide total, compared to an estimated annual production of approximately 144 trillion cubic feet in the rest of the world. As of January 1, 2007, the U.S. natural gas reserves were estimated at 204 trillion cubic feet, or 3% of the worldwide total.

The natural gas compression services industry has experienced a significant increase in the demand for its products and services from the early 1990s, and we believe the contract compression services industry in the U.S. will continue to have growth opportunities due to the following factors, among others:

•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas; and

•	increasing production from unconventional sources, which include tight sands, shale and coal bed methane, generally require more compression than production from conventional sources to produce the same volume of natural gas.

More recently, the industry began to increase capital expenditure levels in the U.S. as increasing utilization levels caused a shortage in the supply of available, large horsepower units. During this expansion of the large horsepower fleet in the U.S., demand for certain smaller horsepower units moderated, partly as a result of larger horsepower units replacing smaller horsepower units to gain efficiencies in natural gas production.

Partnership Performance Trends and Outlook

For the year ending December 31, 2008, we expect continued strong demand for our contract operations services that utilize large horsepower compressors, but moderating or decreasing demand for our contract operations services that utilize smaller horsepower units. Because we initially received only contracted equipment from Universal Compression Holdings, we anticipate that the average utilization of our contract operations fleet will decrease over time as our fleet and some of the units are between jobs and as units undergo major overhauls. We expect that operating costs will moderate during 2008; however, pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for any costs of sales is capped at $18.00 per operating horsepower per quarter. In 2007, costs of sales exceeded this cap. As such, we do not anticipate any significant decline in the amount of costs of sales for which we are obligated to reimburse Exterran Holdings during 2008. The cap on our obligation to reimburse Exterran Holdings for any cost of sales that it incurs in the operation of our business contained in the Omnibus Agreement will terminate on December 31, 2008.

Exterran Holdings currently intends for us to be its primary growth vehicle for its U.S. contract operations business. To this end, Exterran Holdings may contribute additional U.S. contract operations customers to us in 2008 in exchange for cash and/or additional interests in us. Such transactions would depend on, among other things, reaching agreement with Exterran Holdings regarding the terms of the purchase, which will require approval of the conflicts committee of the board of directors of our general partner, and our ability to finance any such purchase. This discussion of performance trends and outlook excludes any potential contributions of additional contract operations customers from Exterran Holdings to us.

Certain Key Challenges and Uncertainties

Market conditions in the natural gas industry and competition in the natural gas compression industry represent key challenges and uncertainties. In addition to those, we believe the following represent some of the key challenges and uncertainties we will face in the near future.

Labor.  We have no employees. Exterran Holdings provides all operational staff, corporate staff and support services necessary to run our business. As Exterran Holdings continues to grow both in the U.S. and internationally and in light of the currently favorable energy industry market conditions, we believe its ability to hire, train and retain qualified personnel continues to be challenging and important. In particular, the supply of experienced operational, fabrication and field personnel continues to be tight and demand for such personnel continues to grow. Although Exterran Holdings has been able to satisfy personnel needs in these positions thus far, retaining these employees has been a challenge. To increase retention of qualified operating personnel, Exterran Holdings has instituted programs that enhance skills and provide on-going training. Our ability to continue to make our minimum quarterly distributions will depend in part on Exterran Holdings’ success in hiring, training and retaining these employees.

Smaller Horsepower Compression.  Over the course of the last 18 months, the utilization of our small- and mid-range horsepower compressors has decreased due to lower demand for those units by our customers and increased competition with respect to those units. We believe that the lower customer demand has been driven by our lack of investment in new smaller horsepower compressors coupled with a replacement of such compressors with larger horsepower compressors as producers attempt to improve economics by maintaining lower pressures in gathering lines. We also believe that the increase in competition for these units has been driven by the low barriers to entry, including relatively low capital costs, associated with providing contract compression services with smaller horsepower compressors. While we believe the demand for smaller horsepower compressor units will increase over time due to the favorable fundamentals of the compression industry, further utilization declines could have an adverse effect on our future business.

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

	Exterran Partners, L.P.
		October 20,	Exterran Partners Predecessor
		2006	January 1, 2006	Nine Months
	Year Ended	through	through	Ended
	December 31,	December 31,	October 19,	December 31,
	2007	2006	2006	2005

Operating Data:
Total available horsepower (at end of period)	722,557	343,010	2,024,213	1,965,337
Average operating horsepower	496,250	330,276	1,797,479	1,759,949
Horsepower utilization:
Spot (at period end)	93%	97%	89%	92%
Average	95%	99%	91%	91%

Financial Results of Operations

The year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006 — Exterran Partners, L.P.

The information below for the year ended December 31, 2007 is not comparable to the prior period as we did not commence operations until October 20, 2006. The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income:

		June 22, 2006
	Year Ended	through
	December 31,	December 31,
	2007	2006(1)
	(Dollars in thousands)

Revenue	$107,675	$13,465
Gross margin(2)	61,609	8,194
Gross margin percentage	57%	61%
Expenses:
Depreciation	$16,570	$2,108
Selling, general and administrative	13,730	1,566
Interest expense	11,658	1,815
Other (income) expense, net	(22)	—
Income tax expense	272	—

Net income	$19,401	$2,705

(1)	Exterran Partners, L.P. was formed on June 22, 2006 but did not commence operations until October 20, 2006.

(2)	For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measure”) of this report.

Revenue.  Revenue per average monthly operating horsepower was $18.08 and $16.75 for the year ended December 31, 2007 and the period from October 20, 2006 through December 31, 2006, respectively. Average monthly operating horsepower was 496,250 and 330,276 for the year ended December 31, 2007 and the period from October 20, 2006 through December 31, 2006, respectively.

Gross Margin.  Gross margin (defined as revenue less cost of sales, excluding depreciation expense) was $61.6 million and $8.2 million for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006, respectively. Cost of sales includes direct costs such as labor and parts associated with the maintenance and repair of our compressor fleet, oil and fluids, transportation cost of units and remote monitoring cost. Cost of sales includes indirect costs such as fuel cost and repair and maintenance cost related to our service vehicle fleet, field supplies, tools, facilities and communication cost, among others. Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP within Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measure”) of this report.

Gross Margin Percentage.  Gross margin percentage (defined as gross margin as a percentage of revenue) was 57% and 61% for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006, respectively. We experienced increases in repair and maintenance costs during the year ended December 31, 2007 that negatively impacted our gross margin percentage.

Depreciation.  Depreciation expense is related to our contract operations fleet and was $16.6 million and $2.1 million for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006, respectively.

Selling, general and administrative (“SG&A”).  SG&A expenses are primarily comprised of an allocation of expenses from Exterran Holdings and Universal Compression Holdings, including costs for personnel support and related expenditures for legal, accounting, treasury, insurance administration and claims processing, risk management, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, ERP, training, executive, sales and business development. In addition, we incurred directly expenses for compensation related to our unit options and phantom units and professional service fees related to the preparation of our K-1 schedules. We have granted unit options to individuals who are not our employees, but who were employees of Universal Compression Holdings that provided services to us. Further, in the future we may grant options to employees of Exterran Holdings who provide services to us. Because we grant unit options to non-employees, we are required to re-measure the fair value of the unit options each period and to record a cumulative adjustment of the expense previously recognized. The cumulative effect recognized in SG&A expenses as a result of the re-measurement of fair value of the unit options was an expense of $1.8 million and $0.2 million for the year ended December 31, 2007 and for the period from June 22, 2006 through December 31, 2006, respectively. SG&A expenses represented 13% and 12% of revenues for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006, respectively.

Interest expense.  Interest expense for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006 includes interest on the amounts outstanding under our revolving credit facility during the periods, the impact of interest rate swap agreements and amortization of deferred financing costs incurred to obtain the revolving credit facility.

Income Tax Expense.  Income tax expense reflects taxes recorded under the Texas margins tax.

The period from January 1, 2006 through October 19, 2006 — Exterran Partners Predecessor

The following table summarizes the revenue, gross margin, gross margin percentage, expenses and net income of our predecessor for the period presented:

January 1, 2006
through
October 19,
2006
(Dollars in thousands)

Revenue	$317,973
Gross margin(1)	199,573
Gross margin percentage	63%
Expenses:
Depreciation	$61,317
Selling, general and administrative	30,584
Other (income) expense, net	(298)

Net income	$107,970

(1)	For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measure”) of this report.

Revenue.  Revenue per average monthly operating horsepower was $18.17 for the period from January 1, 2006 through October 19, 2006. Average monthly operating horsepower was 1,797,479 for the period from January 1, 2006 through October 19, 2006.

Gross Margin.  Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP within Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measure”) of this report.

Gross Margin Percentage.  Gross margin percentage increased in the period January 1, 2006 through October 19, 2006 to 63% compared with gross margin percentage of 64% for the nine months ended December 31, 2005.

SG&A.  SG&A expenses represented 10% of revenues for the period from January 1, 2006 through October 19, 2006. This was an increase from 8% incurred in the nine months ended December 31, 2005. The increase resulted primarily from an allocation to our predecessor from Universal Compression Holdings of higher stock-based compensation cost related to its adoption of SFAS No. 123R as of January 1, 2006.

Depreciation.  Depreciation expense is related to our predecessor’s contract operations fleet and was $61.3 million for the period from January 1, 2006 through October 19, 2006.

Nine months ended December 31, 2005 — Exterran Partners Predecessor

The following table summarizes the revenue, gross margin, gross margin percentage, expenses and net income of our predecessor for the period presented:

Nine Months Ended
December 31,
2005
(Dollars in thousands)

Revenue	$248,414
Gross margin(1)	158,214
Gross margin percentage	64%
Expenses:
Depreciation	$52,595
Selling, general and administrative	20,395
Other (income) expense, net	1,220

Net income	$84,004

(1)	For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measure”) of this report.

Revenue.  Revenue per average operating horsepower was $15.68 per month for the nine months ended December 31, 2005. Average operating horsepower was 1,759,949 for the nine months ended December 31, 2005.

Gross Margin.  Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, within Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measure”) of this report.

Gross Margin Percentage.  Gross margin percentage increased in the nine months ended December 31, 2005 to 64% compared with gross margin percentage of 63% for the nine months ended December 31, 2004.

SG&A.  SG&A expenses represented 8% of revenue for the nine months ended December 31, 2005. This was relatively stable when compared with 8% of revenue for the nine months ended December 31, 2004.

Depreciation.  Depreciation expense is related to our predecessor’s contract operations fleet and was $52.6 million for the nine months ended December 31, 2005.

Other (Income) Expense, Net.  The other loss in the nine months ended December 31, 2005 primarily related to a litigation settlement accrual and losses incurred related to Hurricanes Katrina and Rita.

Effects of Inflation

In recent years, inflation has been modest and has not had a material impact upon the results of our or our predecessor’s operations.

Liquidity and Capital Resources

We have established our own bank accounts but Exterran Holdings’ personnel will continue to manage our cash and investments.

Our primary sources of cash are operating activities and financing activities. Our primary uses of cash are operating expenditures, capital expenditures and distributions to unitholders. We did not commence operations until October 20, 2006, making sources and uses of cash below not comparable for the year ended December 31, 2007 compared to the period from June 22, 2006 through December 31, 2006. The following table summarizes our sources and uses of cash for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006, and our cash and working capital as of the end of such periods:

		June 22, 2006
	Year Ended	through
	December 31,	December 31,
	2007	2006
	(In thousands)

Net cash provided by (used in):
Operating activities	$34,520	$2,788
Investing activities	(32,362)	(332)
Financing activities	(1,753)	(26)
Cash	2,835	2,430
Working capital, net of cash	(2,727)	2,732

Operating Activities.  Net cash provided by operating activities for the year ended December 31, 2007 was $34.4 million, which was the result of earnings generated during the period and changes in working capital.

Investing Activities.  Capital expenditures for the year ended December 31, 2007 were $32.4 million, consisting of $25.3 million for fleet additions and $7.1 million for compressor maintenance activities. Included in our capital expenditures for the year ended December 31, 2007 were new compression equipment purchases of $24.5 million from Exterran Holdings. There were no asset sales during the year ended December 31, 2007.

Financing Activities.  Net cash used in financing activities for the year ended December 31, 2007 was $1.6 million which was the net result of additional debt obligations under our revolving credit facility, payments on long-term debt, distributions to unitholders, net proceeds from our private placement, capital contribution from our limited partner and general partner and changes in accounts receivable and accounts payable with affiliates.

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

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our revolving credit facility. Given our objective of growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We will actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our credit facility, the issuance of additional partnership units, as appropriate, given market conditions, and future debt offerings.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital.  We expect that we will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures). However, we expect that we will rely primarily upon external financing sources, including our $315 million revolving credit facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner to fund our acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute on each unit. There are no limitations in our partnership agreement or in the terms of our new credit facility on our ability to issue additional units, including units ranking senior to the common units.

Long — term Debt.  In July 2007, we expanded our revolving credit facility from $225 million to $315 million. As of December 31, 2007, we had approximately $217.0 million outstanding and $98.0 million available under our revolving credit facility. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the revolving credit facility may be increased by an additional $135 million. All amounts under the revolving credit facility mature in 2011.

Under the credit agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. Covenants in the credit facility require that we maintain various financial ratios. As of December 31, 2007, we were in compliance with all financial covenants.

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

On February 14, 2007, we distributed approximately $3.6 million, or $0.278 per unit, which reflects the pro rata portion of the minimum quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering on October 20, 2006 through December 31, 2006. On May 15, 2007, we distributed approximately $4.5 million, or $0.35 per unit, our minimum quarterly distribution, covering the period from January 1, 2007 through March 31, 2007. On August 14, 2007, we distributed approximately $6.0 million, or $0.35 per unit, our minimum quarterly distribution, covering the period from April 1, 2007 through June 30, 2007. On November 14, 2007, we distributed approximately $6.8 million, or $0.40 per unit, covering the period from July 1, 2007 through September 30, 2007.

On February 14, 2008, we distributed approximately $7.3 million, including distributions to our general partner on its incentive distribution rights, or $0.425 per unit, covering the period from October 1, 2007 through December 31, 2007.

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2007 (in thousands):

	Payments Due by Period
	Total	2008	2009-2010	2011-2012	Thereafter

Total debt(1)	$217,000	$—	$—	$217,000	$—
Estimated interest payments(2)	58,156	14,539	29,078	14,539	—

Total contractual cash obligations	$275,156	$14,539	$29,078	$231,539	$—

(1)	Amounts represent the expected cash payments for principal on our total debt and do not include any deferred issuance costs or fair market valuation of our debt.

(2)	Interest amounts calculated using the interest rates in effect as of December 31, 2007, including the effect of our interest rate swap agreements.

Off-Balance Sheet Arrangements.  We have no material off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements and our predecessor’s combined financial statements. These financial statements were prepared in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial condition are as follows:

Allowances and Reserves

Our customers are evaluated for creditworthiness prior to the extension of credit. We maintain an allowance for bad debts based on specific customer collection issues and historical experience. On an on-going basis, we conduct an evaluation of the financial strength of our customers based on payment history and make adjustments to the allowance as necessary.

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

Self-Insurance

We and Exterran Holdings, which allocates certain insurance costs to us, are self-insured up to certain levels for general liability, vehicle liability, group medical and for workers’ compensation claims for certain of Exterran Holdings’ employees. We record self-insurance accruals based on claims filed and an estimate for significant claims incurred but not reported. We regularly review estimates of reported and unreported claims and provide for losses through insurance reserves. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop. In addition, we are not fully insured on all of our offshore assets.

Recent Accounting Pronouncements

See Note 2 to our Financial Statements and Supplementary Data.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangements.

As of December 31, 2007, the notional amount of the interest rate swap agreements related to our floating rate debt was $205.0 million and the fair value of these interest rate swap agreements was a liability of approximately $9.9 million. Swap agreements with a notional amount of $80.0 million terminate in October 2011 and have an average fixed rate of 5.33%. An additional swap agreement with a notional amount of $125.0 million terminates in December 2011 and has a fixed rate of 5.28%. Because the terms of the hedged item and these swaps do not substantially coincide, we perform calculations to determine the amount of ineffectiveness, if any. For the year ended December 31, 2007, we recorded approximately $36,000 of ineffectiveness as a reduction in interest expense.

As of December 31, 2007, after taking into consideration interest rate swaps, we had approximately $12.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an approximately $0.1 million annual increase in our interest expense.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rule 13a-15(c) and 15d-15(c), our general partner’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of internal control over financial reporting as of December 31, 2007, was audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in its report found on the following page of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the merger between Hanover and Universal Compression Holdings, Exterran Holdings commenced a project to transition our operations from Universal Compression Holdings pre-merger enterprise resource planning (“ERP”) system, which includes its financial reporting software such as its general ledger, onto Exterran Holdings’ existing ERP system. This is expected to have a material impact on our internal controls over financial reporting in the quarter ended March 31, 2008.

ITEM 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Exterran Partners, L.P.
Houston, Texas

We have audited the internal control over financial reporting of Exterran Partners, L.P. (formerly, Universal Compression Partners, L.P.) and subsidiaries (the “Partnership”) as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Partnership and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 2008

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Because our general partner is a limited partnership, its general partner, Exterran GP LLC (formerly known as UCO GP, LLC), conducts our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. The directors of Exterran GP LLC oversee our operations. Unitholders are not entitled to elect the directors of Exterran GP LLC or directly or indirectly participate in our management or operation. As a result, we do not hold annual unitholder meetings. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.

Pursuant to Section 4360 of the NASDAQ Stock Market (“NASDAQ”) Marketplace Rules, NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of Exterran GP LLC or to establish a compensation committee or a nominating committee. Exterran GP LLC has eight directors. The board of directors has determined that three of its eight directors — James G. Crump, George S. Finley and Mark A. McCollum — are “independent directors” within the meaning of applicable NASDAQ rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, Exterran GP LLC has adopted standards that incorporate the NASDAQ and Exchange Act standards.

Exterran GP LLC’s board of directors has standing audit, compensation and conflicts committees. The written charter for each of these committees is available on our website at www.exterran.com. We will also provide a copy of any of our committee charters to any of our unitholders without charge upon written request to Investor Relations, 4444 Brittmoore Road, Houston, Texas 77041.

Exterran GP LLC’s board of directors met 14 times and took action by unanimous written consent on two occasions during 2007. During 2007, each member of the board of directors attended at least 75% of the aggregate number of meetings of the board of directors and any committee of the board of directors on which such director served.

Exterran GP LLC’s directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of Exterran GP LLC’s directors or executive officers, and there are no arrangements or understandings between any of the directors or executive officers and any other persons pursuant to which a director or officer was selected as such.

Audit Committee.  The audit committee, which met seven times during 2007, consists of Messrs. Crump (chair), Finley and McCollum. The board of directors has determined that each of Messrs. Crump, Finley and McCollum is an “audit committee financial expert” as defined in Item 407 (d) (ii) of SEC Regulation S-K. The audit committee assists the board of directors of Exterran GP LLC in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee.

Compensation Committee.  The compensation committee, which met three times during 2007, consists of Messrs. Crump, Finley (chair) and McCollum. The purpose of the compensation committee is to discharge Exterran GP LLC’s board of directors’ responsibilities relating to compensation of its executives, to produce an annual report relating to the CD&A (as defined below) for inclusion in our Annual Report on Form 10-K, in accordance with the rules and regulations of the SEC, and to oversee the development and implementation of our compensation programs. The function of the compensation committee is discussed in greater detail in Part III, Item 11 (“Executive Compensation — Compensation Discussion & Analysis — Partnership Compensation Committee Structure and Responsibilities”) of this report.

Conflicts Committee.  The conflicts committee, which met 15 times during 2007, consists of Messrs. Crump (chair), Finley and McCollum. The purpose of the conflicts committee is to carry out the duties of the committee as set forth in our Partnership Agreement and the Omnibus Agreement, and any other duties delegated by the board of directors of Exterran GP LLC that it believes may involve a conflict of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common units (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act, except as follows: EXH MLP LP LLC (formerly UCI MLP LP LLC) did not timely report its acquisition of our common units on July 6, 2007, although this acquisition was reported by us in a Current Report on Form 8-K, filed with the SEC on July 11, 2007.

Code of Ethics

Exterran GP LLC has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to Exterran GP LLC and its subsidiaries and affiliates, including us, and to all of its and their employees, officers and directors. A copy of the Code is available on our website at www.exterran.com. We will also provide a copy of the Code to any of our unitholders without charge upon written request to Investor Relations, 4444 Brittmoore Road, Houston, Texas 77041.

Directors and Executive Officers

All of the executive officers of Exterran GP LLC, who are listed below, allocate their time between managing our business and affairs and the business and affairs of Exterran Holdings. The executive officers of Exterran GP LLC may face a conflict regarding the allocation of their time between our business and the other business interests of Exterran Holdings. Exterran Holdings seeks to cause the executive officers to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. We also utilize a significant number of other employees of Exterran Holdings and its affiliates to operate our business and provide us with general and administrative services.

The following table shows information regarding the current directors and executive officers of Exterran GP LLC:

Name	Age	Position with Exterran GP LLC

Stephen A. Snider	60	President, Chief Executive Officer and Chairman of the Board of Directors
Daniel K. Schlanger	34	Senior Vice President, Chief Financial Officer and Director
J. Michael Anderson	45	Senior Vice President and Director
Brian A. Matusek	49	Senior Vice President and Director
D. Bradley Childers	43	Senior Vice President
Donald C. Wayne	41	Vice President, General Counsel and Secretary
Kenneth R. Bickett	46	Vice President and Controller
James G. Crump	67	Director
Mark A. McCollum	49	Director
Ernie L. Danner	53	Director
George S. Finley	57	Director

Stephen A. Snider.  Mr. Snider was elected President, Chief Executive Officer and Chairman of the board of directors of Exterran GP LLC in June 2006. Mr. Snider also currently serves as President, Chief Executive Officer and Director of Exterran Holdings. Prior to the merger of Hanover and Universal Compression Holdings, Mr. Snider served as President and director of Universal Compression Holdings, positions he held since the consummation of Universal Compression Holdings’ Tidewater Compression Services, Inc. acquisition in 1998, and as Chairman of the Board, a position he held since April 2006. He has over 26 years of experience in senior management of operating companies, and also serves as a director of Energen Corporation (a diversified energy company focusing on natural gas distribution and oil and gas exploration and production). Mr. Snider serves on the board of directors of the Memorial Hermann Hospital System and as an officer and director of certain majority-owned subsidiaries of Exterran Holdings.

Daniel K. Schlanger.  Mr. Schlanger was elected Senior Vice President and Chief Financial Officer of Exterran GP LLC in June 2006, and was appointed as a director of Exterran GP LLC in October 2006. He also currently serves as Senior Vice President of Exterran Holdings. Prior to the merger of Hanover and Universal Compression Holdings, Mr. Schlanger served as Vice President — Corporate Development of Universal Compression Holdings. From August 1996 through May 2006, Mr. Schlanger was employed as an investment banker with Merrill Lynch & Co. where he focused on the energy sector.

J. Michael Anderson.  Mr. Anderson was elected Senior Vice President of Exterran GP LLC in June 2006, and was appointed as a director of Exterran GP LLC in October 2006. He also serves as Senior Vice President and Chief Financial Officer of Exterran Holdings. Prior to the merger of Hanover and Universal Compression Holdings, Mr. Anderson was Senior Vice President and Chief Financial Officer of Universal Compression Holdings, a position he assumed in March 2003. Mr. Anderson held various positions with Azurix Corp. (a water and wastewater utility and services company), primarily as the company’s Chief Financial Officer and later as Chairman and Chief Executive Officer. Prior to that time, he spent ten years in the Global Investment Banking Group of J.P. Morgan Chase & Co., where he specialized in merger and acquisitions advisory services. Mr. Anderson also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries.

Brian A. Matusek.  Mr. Matusek was elected Senior Vice President and director of Exterran GP LLC in October 2007. He also serves as Senior Vice President and Chief Operating Officer of Exterran Holdings. Prior to the merger of Hanover and Universal Compression Holdings, Mr. Matusek was Senior Vice President — Western Hemisphere of Hanover, a position he assumed in July 2006, having served as Senior Vice President, U.S. and Global Services since May 2005. He joined Hanover in August 2003 and had previously served as Vice President of Marketing, Product Development & Domestic Sales and Vice President of Marketing and Strategic Development. Prior to joining Hanover, Mr. Matusek served in various senior managerial roles with

Schlumberger (an oilfield services company), from 1998 through 2003, including leadership roles in Schlumberger’s compression systems and artificial lift product lines. Before joining Schlumberger as part of its purchase of Camco International, Inc. (a provider of oilfield equipment and services for applications in oil and gas drilling, completion and production), he served as Vice President, International Business of Camco. Mr. Matusek also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries.

D. Bradley Childers.  Mr. Childers was elected Senior Vice President of Exterran GP LLC in June 2006. He also serves as Senior Vice President, Corporate Development of Exterran Holdings. Prior to the merger of Hanover and Universal Compression Holdings, Mr. Childers was Senior Vice President of Universal Compression Holdings and President of the International Division of Universal Compression, Inc., Universal Compression Holdings’ wholly-owned subsidiary, positions he held since July 2006. Previously, he served as Senior Vice President, Business Development, General Counsel and Secretary of Universal Compression Holdings beginning in April 2005 and as the Senior Vice President, General Counsel and Secretary of Universal Compression Holdings beginning in September 2002. Prior to joining Universal, he held various positions with Occidental Petroleum Corporation and its subsidiaries (an international oil and gas exploration and production company), including as Vice President, Business Development at Occidental Oil and Gas Corporation from 1999 to August 2002, and as a corporate counsel in the legal department from 1994 to 1999. Mr. Childers also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries.

Donald C. Wayne.  Mr. Wayne was elected Vice President, General Counsel and Secretary of Exterran GP LLC in August 2006. He also serves as Senior Vice President, General Counsel and Secretary of Exterran Holdings. Prior to the merger of Hanover and Universal Compression Holdings, Mr. Wayne served as Vice President, General Counsel and Secretary of Universal Compression Holdings, a position he assumed upon joining Universal Compression Holdings in August 2006. Prior to joining Universal Compression Holdings, he served as Vice President, General Counsel and Corporate Secretary of U.S. Concrete, Inc. (a producer of ready-mixed concrete and concrete-related products) from 1999 to August 2006. Prior to joining U.S. Concrete in 1999, Mr. Wayne served as an attorney with the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Mr. Wayne also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries.

Kenneth R. Bickett.  Mr. Bickett was elected Vice President and Controller of Exterran GP LLC in June 2006. He also serves as Vice President and Controller of Exterran Holdings. Prior to the merger of Hanover and Universal Compression Holdings, Mr. Bickett served as Vice President, Accounting and Corporate Controller of Universal Compression Holdings, a position he held since joining Universal Compression Holdings in July 2005. Prior to joining Universal Compression Holdings, he served as Vice President and Assistant Controller for Reliant Energy, Inc. (an electricity and energy services provider). Prior to joining Reliant Energy in 2002, Mr. Bickett was employed by Azurix Corp. (a water and wastewater utility and services company) since 1998, where he most recently served as Vice President and Controller. Mr. Bickett also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries.

James G. Crump.  Mr. Crump was appointed as a director of Exterran GP LLC in October 2006. Mr. Crump worked as an accountant at PricewaterhouseCoopers and its predecessors from 1962 until his retirement in 2001, including in numerous management and leadership roles such as Global Energy and Mining Cluster Leader, as a member of the U.S. Management Committee and the Global Management Committee and as Houston Office Managing Partner. Mr. Crump also serves as a director of Copano Energy, L.L.C. (a midstream energy company).

Mark A McCollum.  Mr. McCollum was appointed as a director of Exterran GP LLC in October 2006. Mr. McCollum has served as Executive Vice President and Chief Financial Officer of Halliburton Company (an energy service provider and construction company, including well logging, well completion, and reservoir engineering) since December 2007 and served as Senior Vice President and Chief Accounting Officer since August 2003. Previously, Mr. McCollum served as Senior Vice President and Chief Financial Officer of Tenneco Automotive, Inc. (a supplier of ride control, emissions control and elastomer products) from April 1998 to August 2003.

George S. Finley.  Mr. Finley was elected as a director of Exterran GP LLC in November 2006. Mr. Finley served in various positions of increasing responsibility at Baker Hughes Incorporated (provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry), from 1982 until his retirement in 2006, including as Senior Vice President — Finance and Administration and Chief Financial Officer from April 1999 through April 2006. Mr. Finley currently serves on the board of Ocean Rig ASA and Newpark Resources, Inc. He also serves as a member of the board of trustees and Treasurer of the Contemporary Arts Museum of Houston.

Ernie L. Danner.  Mr. Danner was appointed as a director of Exterran GP LLC in October 2006. Prior to the merger of Hanover and Universal Compression Holdings, Mr. Danner had been a member of Universal Compression Holdings’ board of directors since the consummation of Universal Compression Holdings’ acquisition of Tidewater Compression Service, Inc. in 1998. Mr. Danner served in various positions of increasing responsibility at Universal Compression Holdings from 1998 until 2007, including as an Executive Vice President of Universal Compression Holdings from February 1998 to 2007 and Chief Operating Officer from July 2006 to August 2007. Prior to joining Universal Compression Holdings, Mr. Danner served as Chief Financial Officer and Senior Vice President of MidCon Corp. (an interstate pipeline company and a wholly-owned subsidiary of Occidental Petroleum Corporation). Mr. Danner is also a director of Exterran Holdings, Inc., Copano Energy, LLC (a midstream natural gas company), Horizon Lines, LLC (a Jones Act shipping company) and serves on the Board of Trustees of the John Cooper School in The Woodlands, Texas.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis (“CD&A”) is intended to provide information about our compensation objectives and policies for our principal executive officer, principal financial officer and other most highly compensated executive officers that will place in perspective the information contained in the tables that follow this discussion. This CD&A begins with a description of our relationship with Exterran Holdings with respect to the allocation and reimbursement of compensation expenses and is followed by a general description of Exterran Holdings’ and our compensation programs and specific information regarding their various components. Immediately following the CD&A is the Compensation Committee Report, followed by compensation tables describing compensation paid in 2006 and 2007 and outstanding equity awards held by executives. We have also provided information concerning pension benefits and change of control agreements.

Overview

As is commonly the case for many publicly traded limited partnerships, we have no employees. Under the terms of our Partnership Agreement, we are ultimately managed by Exterran GP LLC, the general partner of Exterran General Partner, L.P., our general partner (which we may refer to as our general partner or Exterran GP LLC). Prior to August 20, 2007, Exterran GP LLC and Exterran General Partner, L.P. were named UCO GP, LLC and UCO General Partner, LP, respectively, and were affiliates of Universal Compression Holdings. After August 20, 2007, and in connection with the merger transaction between Hanover and Universal Compression Holdings, UCO GP, LLC and UCO General Partner, LP were renamed and became affiliates of Exterran Holdings.

The executive officers and employees providing services to us were retained and compensated by Universal Compression Holdings or its affiliates prior to August 20, 2007 and Exterran Holdings or its affiliates after August 20, 2007.

We have included compensation information in the tabular disclosure following this CD&A for the following individuals, each of whom is a current executive officer of Exterran GP LLC:

•	Stephen A. Snider, President and Chief Executive Officer of each of Exterran GP LLC and Exterran Holdings;

•	Daniel K. Schlanger, Senior Vice President and Chief Financial Officer of Exterran GP LLC and Senior Vice President of Exterran Holdings;

•	J. Michael Anderson, Senior Vice President of Exterran GP LLC and Senior Vice President and Chief Financial Officer of Exterran Holdings;

•	D. Bradley Childers, Senior Vice President of Exterran GP LLC and Senior Vice President, Corporate Development of Exterran Holdings; and

•	Donald C. Wayne, Vice President, General Counsel and Secretary of Exterran GP LLC and Senior Vice President, General Counsel and Secretary of Exterran Holdings.

We have also included compensation information in the tabular disclosure following this CD&A for the following individuals, each of whom served as an executive officer of Exterran GP LLC during 2007 but no longer held such position as of December 31, 2007:

•	Ernie L. Danner, former Executive Vice President of Exterran GP LLC and Executive Vice President and Chief Operating Officer of Universal Compression Holdings. Mr. Danner ceased employment with Exterran GP LLC and Universal Compression Holdings on August 20, 2007, in connection with the merger between Hanover and Universal Compression Holdings. Mr. Danner currently serves as a director of both Exterran GP LLC and Exterran Holdings; and

•	Kirk E. Townsend, former Senior Vice President of UCO GP, LLC and Senior Vice President of Universal Compression Holdings. Mr. Townsend resigned his position as an executive officer of Exterran GP LLC, effective October 30, 2007, and he currently serves as Vice President, Global Accounts of Exterran Energy Solutions, L.P.

We refer to Messrs. Snider, Schlanger, Anderson, Childers, Wayne, Danner and Townsend as our “Named Executive Officers.”

Compensation Expense Allocations

Allocation Methodology

Under the terms of the Omnibus Agreement, most costs associated with Exterran Holdings’ (or for periods prior to the merger, Universal Compression Holdings’) provision of services to us, including compensation of the Named Executive Officers, are allocated to us on a monthly basis in the manner that our general partner deems reasonable. During 2007, those allocations were generally made using a two step process:

•	First, Exterran Holdings allocates an appropriate portion of its total selling, general and administrative expenses among its business segments, including to the U.S. portion of its North America contract operations segment (previously the domestic contract compression segment of Universal Compression Holdings), based on various methods and on the nature of the charge, and including, among other things, revenue, employee headcount and net assets.

•	Second, Exterran Holdings allocates a portion of the selling, general and administrative expenses initially allocated to the U.S. portion of Exterran Holdings’ North America contract operations segment to us on a pro rata basis based upon the ratio of our total compression equipment horsepower to the sum of Exterran Holdings’ total U.S. compression equipment horsepower and our total compression equipment horsepower.

For periods prior to completion of the July 2007 Contract Operations Acquisition, the amount for which we were obligated to reimburse Universal Compression Holdings for selling, general and administrative expenses allocated to us, including compensation costs, could not exceed $2.5 million per quarter, after taking into account any such costs we incur and pay directly (the “SG&A Cap”). In connection with the July 2007 Contract Operations Acquisition, the SG&A cap under the terms of the Omnibus Agreement was increased to $4.75 million per quarter. The reimbursement of compensation costs allocated by Universal Compression Holdings and Exterran Holdings to us for the compensation of our Named Executive Officers was subject to the SG&A Cap.

See Part III, Item 13 (“Certain Relationships and Related Transactions, and Director Independence”) of this report for additional discussion of relationships and transactions we have with Exterran Holdings and additional discussion of the terms of the Omnibus Agreement.

2007 Executive Compensation Allocations

During the year ended December 31, 2007, the following percentages of Universal Compression Holdings’ and Exterran Holdings’ compensation expenses incurred to provide the Named Executive Officers’ total compensation, including salary, Universal Compression Holdings’ and Exterran Holdings’ stock and option awards, non-equity incentive plan compensation and other benefits, were allocated to us:

Percent of Named Executive
Officers’ Total Compensation in
Named Executive	2007 Allocated to the Partnership
Officer	(%)

Stephen A. Snider	9.3
Daniel K. Schlanger	52.1
J. Michael Anderson	12.2
D. Bradley Childers	7.7
Donald C. Wayne	9.2
Ernie L. Danner	11.1
Kirk E. Townsend	9.8

Partnership Compensation Committee Structure and Responsibilities

The purpose of the compensation committee of Exterran GP LLC’s board of directors, which we refer to as “our compensation committee,” is to discharge the board of directors’ responsibilities relating to the compensation of Exterran GP LLC’s executives, to produce an annual report relating to this CD&A for inclusion in our Annual Report on Form 10-K, in accordance with the rules and regulations of the SEC, and to oversee the development and implementation of our compensation programs. Our compensation committee is comprised entirely of directors who are not officers or employees of us or Exterran GP LLC and whom the board of directors has determined to be “independent directors” within the meaning of applicable NASDAQ rules. The current members of our compensation committee are Messrs. Finley (chair), Crump and McCollum.

As described above, because the Named Executive Officers were all also officers of Universal Compression Holdings and, except for Messrs. Danner and Townsend, are officers of Exterran Holdings and generally spent a majority of their time working on matters for Universal Compression Holdings and Exterran Holdings rather than us, the general compensation structure for the Named Executive Officers was established by the compensation committee of the board of directors of Universal Compression Holdings (the “UCH compensation committee”) and Exterran Holdings. Accordingly, the primary responsibilities of our compensation committee are to:

•	In consultation with Exterran GP LLC’s senior management, establish our general compensation philosophy and oversee the development and implementation of compensation programs;

•	Review and approve the manner in which Exterran Holdings’ compensation expense applicable to the Named Executive Officers is allocated to us;

•	Review and approve compensation programs applicable to Exterran GP LLC’s independent directors; and

•	Make recommendations to the board of directors with respect to our incentive compensation plans and equity-based plans, including the Exterran Partners, L.P. Long-Term Incentive Plan, oversee activities of the individuals and committees responsible for administering these plans and discharge any responsibilities imposed on our compensation committee by any of these plans.

During 2007, our compensation committee approved the allocation of compensation expense from Universal Compression Holdings and Exterran Holdings to us and also determined the number of, and manner in which, equity compensation awards of our limited partner units were made to Exterran GP LLC’s independent directors. Our compensation committee reviews our executive compensation programs annually to ensure these programs are competitive and reasonable, and to ensure the short-and long-term incentives are based on a combination of company and individual performance.

Subsequent to the merger of Hanover and Universal Compression Holdings on August 20, 2007, Exterran Holdings’ compensation committee did not make any changes to the compensation of our Named Executive Officers during the remainder of 2007. As a result, the discussion that follows will focus on the consolidated compensation policies and philosophy of our compensation committee and the UCH compensation committee.

UCH Compensation Committee Activity

The UCH compensation committee reviewed and considered reports and analysis provided by its compensation consultant. The UCH compensation committee utilized the compensation consulting services provided by Hewitt Associates LLC (“Hewitt”) in 2007. Exterran Holdings’ compensation committee has chosen to engage the compensation consulting firm of Towers Perrin to aid in its analysis of compensation for 2008. In addition to information provided by its compensation consultant, the UCH compensation committee and Universal Compression Holdings routinely accessed compensation information and surveys from industry, trade and other sources. Universal Compression Holdings’ Chief Executive Officer and its Director of Total Rewards provided input and recommendations to the UCH compensation committee in evaluating and discussing data and analysis prepared or provided by the compensation consultant and other sources. Universal Compression Holdings’ Chief Executive Officer also provided the UCH compensation committee with his evaluation of the performance of the other executive officers in connection with the annual compensation review of the executive officers.

The compensation review process for the year ended December 31, 2007 involved, among other things, an examination of:

•	analyses provided by Hewitt, including analyses of data involving oilfield service companies similar in size to Universal Compression Holdings, as well as compensation information from other third party sources;

•	each executive’s individual performance;

•	the nature, scope and level of each executive’s responsibilities; and

•	each executive’s contribution to Universal Compression Holdings’ financial results and effectiveness in exemplifying and promulgating Universal Compression Holdings’ core values — safety, service and integrity.

Overall Compensation Philosophy and Policies

The consolidated compensation policy of Universal Compression Holdings and us was to offer a cash and equity-based compensation package to attract and retain executive officers and align executive compensation with the interests of Universal Compression Holdings’ stockholders and our unitholders on both a short- and long-term basis. Universal Compression Holdings’ and our compensation philosophy was to provide total compensation competitive with companies in the oilfield services sector that were similar to Universal Compression Holdings with regard to business operations, market capitalization, revenues and other financial indicators by which Universal Compression Holdings had historically measured its performance.

With the assistance of Hewitt and Universal Compression Holdings’ management, the UCH compensation committee selected a compensation peer group of companies consisting of fourteen publicly-traded, energy related companies (the “Peer Group”). The Peer Group was used to benchmark executive compensation levels against companies that had executive positions with responsibilities similar in breadth and scope to Universal Compression Holdings and had global businesses that compete with it for executive talent. The following fourteen companies comprised the Peer Group: BJ Services Company, Cameron International Corporation,

FMC Technologies, Inc., Global Industries, Ltd., Grant Prideco, Inc., Hanover Compressor Company, Maverick Tube Corporation, Nabors Industries Ltd., National Oilwell Varco, Inc., Noble Corporation, Rowan Companies, Inc., SEACOR Holdings Inc., Tidewater Inc., and W-H Energy Services, Inc. Following the merger of Hanover and Universal Compression Holdings, Exterran Holdings’ compensation committee reviewed the Peer Group composition and determined that selection of a new peer group would be appropriate. The peer group for 2008 is comprised of BJ Services Company, Cameron International Corporation, FMC Technologies, Inc., Grant Prideco, Inc., NATCO Group Inc., National Oilwell Varco, Inc. and Smith International, Inc.

For 2007, approximately 30% of target-level direct compensation for the Named Executive Officers (other than Mr. Snider) was attributable to base salary, and approximately 70% was attributable to “at-risk” performance-based incentive compensation consisting of annual bonus and equity awards, consistent with Universal Compression Holdings’ and our goal to emphasize “at-risk” compensation. For 2007, approximately 15% of target-level direct compensation for Mr. Snider was attributable to base salary, and approximately 85% was attributable to “at-risk” performance-based incentive compensation, which we believe is consistent with bonus practices and opportunities for the chief executive officers of the companies comprising the Peer Group. In the design and administration of executive compensation programs, the UCH compensation committee targeted current market levels of compensation at the 50th percentile for base salary, and between the 50th and 75th percentiles for short-term incentives and long-term incentives. In doing so, Universal Compression Holdings considered the market data for the Peer Group as described above that reflected the markets in which Universal Compression Holdings competed for business and people. Raw data was reviewed and regression analysis was used in assessing market compensation data to provide appropriate comparisons based on company size, complexity and performance, as well as the nature, scope and level of each executive’s responsibilities. A consistent present value methodology was used in assessing stock-based and other long-term incentive awards. The focus and mix of executive compensation components and opportunities were tailored by individual position to reflect an appropriate balance among fixed and variable pay, short and long-term focus, and business segment or corporate accountability.

Compensation Policy Components

Universal Compression Holdings’ and our executive compensation programs were managed from a total compensation perspective with consideration given to each component of the total package. For 2007, Universal Compression Holdings’ and our executive compensation program consisted of the following components:

•	base salary;

•	short-term incentives (bonus);

•	Universal Compression Holdings long-term incentives (grants of stock options and restricted stock); and

•	other compensation programs.

We and Universal Compression Holdings made what we believed were limited use of perquisites for executives. None of Universal Compression Holdings’ or UCO GP, LLC’s executive officers had company cars or car allowances. The health care and insurance coverage provided to the Named Executive Officers was the same as that provided to all active employees with the exception of the Medical Expense Reimbursement Plan (“MERP”). The MERP provided for additional medical, dental, and vision benefits to certain of Universal Compression Holdings’ executive officers. An annual physical examination was made available to certain of the Named Executive Officers. In addition, Universal Compression Holdings agreed that Mr. Snider, Universal Compression Holdings’ and UCO GP, LLC’s President and Chief Executive Officer, and his spouse would be entitled to continue to participate at no cost in Universal Compression Holdings’ medical benefit plan following his retirement, provided he remains an active employee of Universal Compression Holdings (now Exterran Holdings) until the time of his retirement. Company-paid club memberships were limited and provided on an as-needed basis for business purposes only. A taxable benefit for executive tax preparation and planning services was also provided for each executive.

Base Salary

For 2007, Universal Compression Holdings’ base salary philosophy was to keep base salaries competitive with those offered by companies of similar size in the oilfield services sector in order to attract and retain employees. In addition to considering market comparisons in making salary decisions, Universal Compression Holdings exercised discretion and judgment based on the following factors:

•	level of responsibility;

•	individual skills;

•	experience in then current role and internal equity among other Universal Compression Holdings and Exterran GP LLC executives;

•	individual performance; and

•	external factors involving competitive positioning and general economic conditions.

No specific formula was applied to determine the weight of each factor. Annual salary reviews are conducted to evaluate the individual performance of executives. Historically, individual salaries were reviewed by the UCH compensation committee and became effective in July of each year. In July 2007, the UCH compensation committee reviewed and increased the base salaries of the Named Executive Officers effective July 1, 2007. For 2008, Exterran Holdings’ compensation committee and our compensation committee reviewed individual salaries in February 2008, with any changes in such salaries to become effective in April 2008.

Please see the Summary Compensation Table and accompanying narrative disclosure following this CD&A for more information regarding the base salaries for the Named Executive Officers.

Short-Term Incentives

2007 Universal Compression Holdings Officer Incentive Plan

The UCH compensation committee administered the Universal Compression Holdings Officer Incentive Plan (“OIP”) to provide the short-term incentive compensation element of Universal Compression Holdings’ total direct compensation program for 2007. Universal Compression Holdings’ incentive bonus policy was to provide, through the OIP, bonus payments to each executive officer based upon the attainment of certain objective Universal Compression Holdings financial and safety goals, which took into consideration our consolidated financial results, and certain individual objectives.

Each eligible participant was assigned a target award opportunity, which was communicated at the beginning of the performance period. Target award opportunities were expressed as a percentage of base salary and ranged from 50% to 100% for 2007. The target awards were intended to deliver competitive incentive opportunities that were generally in line with the desired competitive compensation levels for Universal Compression Holdings. The target award represents the level of bonus payment the participant could earn in the event plan performance was achieved at “target,” and acceptable organizational standards were met.

Participants could receive payouts above or below the target based on performance levels that exceeded or fell below expectations. The annual target percentages in 2007 for each Named Executive Officer follow:

		2007 Bonus
		Target
Executive Officer:	Title with Exterran GP LLC:	(%)

Stephen A. Snider	President & Chief Executive Officer	100
Daniel K. Schlanger(1)	Senior Vice President & Chief Financial Officer	50
J. Michael Anderson	Senior Vice President	70
D. Bradley Childers	Senior Vice President	70
Donald C. Wayne	Vice President, General Counsel and Secretary	50
Ernie L. Danner	Former Executive Vice President	80
Kirk E. Townsend	Former Senior Vice President	70

(1)	Mr. Schlanger was not an executive officer of Universal Compression Holdings and, therefore, his bonus target was established outside the OIP.

Under the OIP, 70% of each executive officer’s bonus amount was to be calculated based on an objective analysis of Universal Compression Holdings’ financial and operational performance, with 60% based on financial performance (as measured by corporate earnings per share (“EPS”) and divisional earnings before taxes (“EBT”)), and 10% based on operational performance, as measured by the incident rate of recordable injuries and lost time accidents, and frequency of motor vehicle collisions occurring in a company-owned vehicle, each variable being defined in the OIP. Before any amounts could be paid under the OIP, Exterran Holdings had to meet a minimum threshold of 80% of its corporate EPS goal.

The remaining 30% of each executive officer’s bonus amount was to be based on an examination of each executive’s performance compared with his pre-established goals and objectives. Because effecting the merger required the Named Executive Officers to redirect a substantial portion of their time and focus, however, Exterran Holdings’ compensation committee chose to review each executive’s performance relative to his overall annual performance, including with respect to effecting the merger, rather than compared with the goals and objectives established for him at the beginning of 2007.

For each 2007 company performance measure, there were three levels of attainment: threshold (80% of objective), target (100% of objective) and maximum (120% of objective). No awards could be made for any performance measure for which the threshold was not met; funding between the threshold and maximum levels was to be prorated. The following table sets forth the target 2007 company performance measures:

		Weight of	Weight of	Weight of
		Measure for	Measure for	Measure for
	Target Performance	Corporate	International	North America
Performance Measure	Goal	Group	Group	Group

Financial Performance
Corporate EPS — earnings per share	$3.31	30%	30%	30%
EBT — earnings before taxes
North America Division	$170.26 million	20%	—	30%
International Division	$30.02 million	10%	30%	—
Operational Performance — Safety
North America Division TRIR — total reportable incident rate or International Division (excluding Argentina)	1.03 / 1.00	6%	—	8%
International Division (Argentina)	1.82	2%	5%	—
Worldwide Collision Rate	3.0 per million miles driven	2%	5%	2%
Individual Performance		30%	30%	30%

For the period from January 1, 2007 through August 20, 2007 (the date of the merger), Exterran Holdings’ compensation committee determined that the performance goals under the 2007 OIP were attained at 56.0% of the prorated target for each of Messrs. Snider, Schlanger, Anderson and Wayne (members of the Corporate Group), 78.7% of the prorated target for Mr. Childers (a member of the International Group) and 44.7% of the prorated target for Mr. Townsend (a member of the North America Group). Because of the difficulty in assessing Universal Compression Holdings’ corporate performance following the merger with Hanover on August 20, 2007, Exterran Holdings’ compensation committee determined that, for the period from August 21, 2007 through December 31, 2007, incentive bonuses would be paid out at the target level (100%). Therefore, the total incentive program funding associated with the achievement of performance goals for 2007 was determined to be 72.3% for the Corporate Group, 86.6% for the International Group and 65.2% for the North America Group.

Under the OIP, the compensation committee could, in its discretion, and taking into consideration the recommendation of the Chief Executive Officer with respect to the compensation of the Named Executive Officers other than the Chief Executive Officer, choose to apply an individual multiplier, which could range from 0 to 1.25, to each executive’s bonus for 2007. The multiplier was designed to provide differentiation for individual contribution to company performance, and could be increased above 1.25 in the discretion of the compensation committee. Mr. Snider recommended to the compensation committee that the multiplier for (i) each of Messrs. Anderson, Childers and Wayne be set greater than 1.00, based on the individual performance of each of these officers over the year and their efforts to effect the merger and other related transactions, and (ii) Mr. Schlanger be set at approximately 1.50, based on Mr. Schlanger’s individual performance over the year and his efforts in effecting the July 2007 Contract Operations Acquisition. Mr. Snider also requested that his own multiplier be set below 1.00 to partially offset the increased multiplier for the other Named Executive Officers. In February 2008, Exterran Holdings’ compensation committee approved short-term incentive awards under the 2007 OIP, which we expect will be paid in mid-March 2008, as set forth in the Grants of Plan-Based Awards Table following this CD&A.

2008 Exterran Annual Performance Pay Plan

On January 9, 2008, Exterran Holdings’ compensation committee approved the Exterran Annual Performance Pay Plan (the “APPP”), effective January 1, 2008, to provide the short-term incentive compensation element of Exterran Holdings’ total direct compensation program. Under the APPP, each Named Executive Officer will be eligible to receive an annual cash award based on Exterran’s level of achievement of specified performance objectives established by Exterran Holdings’ compensation committee for that year and the individual Named Executive Officer’s performance assessment, which will be determined primarily through his performance evaluation for that year. The amount of a Named Executive Officer’s award under the APPP for a given year will be calculated by multiplying (i) a target percentage of his base salary by (ii) the level of Exterran’s achievement of the applicable company performance measures (ranging from 0% to 200% of the target company performance level) for that year by (iii) his individual performance coefficient (ranging from 0% to 125%) for that year.

The target 2008 bonus opportunity for the Named Executive Officers (expressed as a percentage of each Named Executive Officer’s base salary for 2008) is as follows:

		2008 Bonus
	Title with	Target
Executive Officer:	Exterran GP LLC:	(%)

Stephen A. Snider	President & Chief Executive Officer	100
Daniel K. Schlanger	Senior Vice President & Chief Financial Officer	50
J. Michael Anderson	Senior Vice President	70
D. Bradley Childers	Senior Vice President	70
Donald C. Wayne	Vice President, General Counsel and Secretary	50

The company performance measures under the APPP for 2008 include achievement of specific levels of safety, earnings, U.S. working horsepower and international contract backlog, and dollar-cost savings as a direct result of merger-related activity. For each 2008 company performance measure, there are three levels of attainment: threshold (50% of objective), target (100% of objective) and maximum (200% of objective). No awards will be made for any performance measure for which the threshold is not met; funding between the threshold and maximum levels will be prorated.

We anticipate that awards under the APPP for the year ending December 31, 2008 will be determined and paid in the first quarter of 2009.

Long-Term Incentives

In 2007, the UCH compensation committee and our compensation committee continued Universal Compression Holdings’ and our strategy of using a combination of vehicles to meet our long-term incentive objectives. These included restricted stock and stock options. By granting a mix of long-term incentives, we and Universal Compression Holdings expected to effectively address volatility in our industries and in the stock market. For 2007, long-term incentives comprised the largest portion of the Named Executive Officers’ compensation, which was consistent with Universal Compression Holdings’ at-risk pay philosophy. In 2007, the Named Executive Officers received Universal Compression Holdings stock options and restricted stock awards, each as described in the Grants of Plan-Based Awards Table set forth in the tabular disclosure following this CD&A. None of the Named Executive Officers received any long-term incentives relating to our common units in 2007.

Universal Compression Holdings Long-Term Incentives

Universal Compression Holdings’ Incentive Stock Option Plan and Restricted Stock Plan provided for stock-based awards of stock options and restricted stock, respectively, and were administered by the UCH compensation committee. The UCH compensation committee’s determination of the size of equity-based grants to executive officers was based on market references to long-term incentive compensation for comparable positions within the Peer Group, and on the UCH compensation committee’s subjective assessment of organizational roles and internal job relationships.

Stock Option Grants.  The UCH compensation committee believed that grants of stock options were an important element to incentivize executive officers to work toward Universal Compression Holdings’ long-term performance goals as the benefit would increase only if and to the extent that the value of Universal Compression Holdings’ common stock increased. Under the Universal Compression Holdings Incentive Stock Option Plan, Universal Compression Holdings’ policy was to grant a number of options to an executive officer based on the officer’s contributions, competitive market data for each executive officer position, and on the executive officer’s ability to impact overall corporate performance. Generally, options were granted subject to a staggered three-year vesting period. All option grants had an exercise price equal to the market value of Universal Compression Holdings’ common stock on the date of the grant. During 2007, Universal Compression Holdings granted options to purchase an aggregate of 83,718 shares of Universal Compression Holdings stock to our Named Executive Officers.

Restricted Stock Grants.  The UCH compensation committee also believed that grants of restricted stock provided incentives for Universal Compression Holdings’ executive officers to work toward Universal Compression Holdings’ long-term performance goals. Under the Universal Compression Holdings Restricted Stock Plan, Universal Compression Holdings’ policy was to grant a number of restricted shares to an executive officer based on the same criteria as stock option grants. The UCH compensation committee had discretion in setting vesting schedules for restricted stock grants. Generally, restricted stock grants vested one-third upon the first anniversary of the grant, and one-third on each of the two subsequent anniversaries. The UCH compensation committee believed that stock options and restricted stock ensure that the executive officers had a continuing stake in the long-term success of Universal Compression Holdings. During 2007, Universal Compression Holdings granted an aggregate of 45,118 restricted shares of Universal Compression Holdings stock to our Named Executive Officers.

Exterran Partners Long-Term Incentives

The Exterran Partners Long-Term Incentive Plan (the “Partnership Plan”) was adopted by the Exterran GP LLC board of directors in October 2006 in connection with our initial public offering with the objective of promoting our interests by providing to management, directors, employees and consultants of Universal Compression Holdings and its affiliates who performed services for us and our subsidiaries incentive compensation awards that were based on our common units. The Partnership Plan was also designed to enhance our ability to attract and retain the services of individuals essential for our growth and profitability and to encourage them to devote their best efforts to advancing our business. The Partnership Plan is solely administered by our compensation committee and is not subject to the allocation provisions of the SG&A Cap.

The Partnership Plan provides for the grant of up to an aggregate of 1,035,378 units, restricted units, phantom units, unit options, unit awards or substitute awards and, with respect to unit options and phantom units, the grant of distribution equivalent rights, or DERs. DERs are credited with an amount equal to any cash distributions we make on common units during the period such phantom units are outstanding and are payable upon vesting of the tandem phantom units without interest. Since the inception of the Partnership Plan, we have awarded only unit options and phantom units.

Unit Options.  The Partnership Plan permits the grant of options covering common units, or “unit options.” Unit options may be granted to such eligible individuals and with such terms as our compensation committee determines, consistent with the Partnership Plan; however, a unit option must have an exercise price equal to the fair market value of a common unit on the date of grant. During 2007, we did not grant any unit options.

Phantom Units.  A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, as may be provided in the applicable agreement between the grantee and us, the cash equivalent to the value of a common unit. Our compensation committee may approve grants on such terms as it determines. Our compensation committee can determine the period over which phantom units vest, and it can base its determination upon the achievement of specified financial objectives.

Our compensation committee intends for the phantom units granted under the Partnership Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, participants do not pay any consideration for the common units they receive with respect to these types of awards, and neither we nor our general partner will receive remuneration for the units delivered with respect to these awards.

We did not award phantom units to any of the Named Executive Officers in 2007. However, we awarded 1,275 phantom units (with DERs) to each of Messrs. Crump, Finley and McCollum in November 2007. Under the phantom unit grant agreements, all the phantom units granted in November 2007 vest in full on January 1, 2010. In addition, all of the phantom units will vest, subject to certain conditions, upon the occurrence of any of the following:

•	the grantee becomes disabled;

•	the grantee dies; or

•	upon a change of control (as defined in the Partnership Plan) of us, Exterran Holdings or our general partner.

Other Compensation Programs

401(k) Retirement and Savings Plan

Universal Compression Holdings maintained a 401(k) Retirement and Savings Plan (the “UCH 401(k) Plan”), which provided employees, including the Named Executive Officers, the opportunity to defer up to 25% of their eligible salary up to the IRS maximum deferral amount on a pre-tax basis. This was accomplished through contributions to an account maintained by an independent trustee. The employee could direct how the funds were invested. Universal Compression Holdings’ policy for employees with less than five years of Universal Compression Holdings service was to match, in Universal Compression Holdings common stock,

50% of an employee’s contribution, to a maximum of 3% of employee’s annual eligible compensation. For employees with five or more years of service, the match was 75% of the employee’s contributions with a maximum match of 4.5% of the employee’s annual eligible compensation. Employees vested in Universal Compression Holdings’ contribution over five years, based on length of employment. As a result of the merger, all of Universal Compression Holdings’ contributions under the UCH 401(k) Plan fully vested on the merger date.

Effective January 1, 2008, Exterran Holdings’ board of directors amended the Hanover Companies Retirement Savings Plan (as amended, the “Exterran 401(k) Plan”) to, among other things, provide that Exterran Holdings would become the plan sponsor and merge the UCH 401(k) Plan with and into the Exterran 401(k) Plan. The Exterran 401(k) Plan provides employees the opportunity to defer up to 25% of their eligible salary up to the IRS maximum deferral amount on a pre-tax basis. This is accomplished through contributions to an account maintained by an independent trustee. Exterran Holdings’ policy for all employees is to match 100% of an employee’s contribution, to a maximum of 1% of the employee’s annual eligible compensation, and 50% of an employee’s contribution, to a maximum of 5% of the employee’s annual eligible compensation. The employee may direct how the funds are invested. Employees vest in Exterran Holdings’ contributions after two years of service.

Employees’ Supplemental Savings Plan

Universal Compression Holdings also sponsored an Employees’ Supplemental Savings Plan (the “ESSP”) through which employees with an annual base salary of $100,000 or more, including the Named Executive Officers, could defer up to 25% of their eligible salary on a pre-tax basis. The ESPP was a nonqualified, deferred compensation plan and participation was voluntary. Participants could also defer up to 100% of their incentive bonus in 25% increments. Universal Compression Holdings’ policy was to match in the ESSP in the same manner as that described in the discussion of the 401(k) Plan above. Universal Compression Holdings matched in Universal Compression Holdings common stock. Deferrals from bonuses were not eligible for the match. The match limits of 3% and 4.5% were aggregate amounts and included both the 401(k) Plan and the ESSP match amounts. The ESSP was designed in part to provide a vehicle to restore qualified plan benefits which were reduced as a result of limitations imposed under the Internal Revenue Code of 1986, as amended (the “Code”). It also served to defer compensation that would otherwise be treated as excessive employee remuneration to Universal Compression Holdings within the meaning of Section 162(m) of the Code.

Effective January 1, 2008, the ESSP was amended to (i) change the plan sponsor to Exterran Holdings, (ii) freeze the ESSP with respect to new participation and contributions as of December 31, 2007 and (iii) fully vest the accounts of active participants as of that date. On January 1, 2008, all deferred compensation and employer matching contributions that were earned or vested under the ESSP after December 31, 2004, along with all associated earnings, gains and losses, were transferred from the ESSP to the Exterran Deferred Compensation Plan (described below) and will be maintained and distributed under the Exterran Deferred Compensation Plan. The ESSP is intended to be a “grandfathered” plan for purposes of Section 409A of the Code.

Deferred Compensation Plan

Effective January 1, 2008, Exterran Holdings’ board of directors adopted the Exterran Deferred Compensation Plan (the “Deferred Compensation Plan”), under which key management or highly compensated employees selected by Exterran Holdings’ compensation committee may (i) defer receipt of their compensation, including up to 100% of their salaries and up to 100% of their bonuses, and (ii) be credited with company contributions that are designed to make-up a portion of the employer-matching contribution that cannot be made under the 401(k) Plan due to Internal Revenue Code qualified plan limits. Exterran may, but has no obligation to, make discretionary contributions on behalf of a participant, in such form and amount as Exterran Holdings’ compensation committee deems appropriate, in its sole discretion. In addition, the ESSP deferred compensation and employer matching contributions that were not earned and vested prior to January 1, 2005 were transferred to the Deferred Compensation Plan.

Participant elections with respect to deferrals of compensation and distributions generally must be made in the year preceding that in which the compensation is earned, except that Exterran Holdings’ compensation committee may permit a newly eligible participant to make deferral elections up to 30 days after he or she first becomes eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan is an “unfunded” plan for state and federal tax purposes, and participants have the rights of unsecured creditors of Exterran with regard to their Deferred Compensation Plan accounts.

Participants may elect to receive distributions of their accounts while still in the service of Exterran or upon the participant’s separation from service or disability, each as defined in the Deferred Compensation Plan. Participants also may elect to receive distributions of their accounts either in a lump sum or in two to 10 annual installments. Distributions will be made in cash, except that a participant whose transferred ESSP deferrals were deemed invested in Exterran Holdings’ common stock may elect to have any portion of his or her account that is deemed invested in Exterran Holdings’ common stock distributed in shares of Exterran Holdings’ common stock if the distribution is made prior to January 1, 2011. Participants may change existing elections with respect to distributions only if they satisfy certain requirements set forth in the Deferred Compensation Plan, including that they do so no later than 12 months prior to the scheduled distribution and that they extend their deferral elections by at least five years, subject to specified exceptions.

Employee Stock Purchase Plan

On August 20, 2007, Exterran Holdings’ board of directors adopted the Exterran Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”), which provides eligible employees of Exterran Holdings and its subsidiaries with an option to purchase Exterran Holdings’ common stock through payroll deductions and is designed to comply with Section 423 of the Code, as amended. Exterran Holdings’ compensation committee, which administers the ESPP, has determined that employees who elect to participate in the ESPP will initially have an option to purchase a share of Exterran Holdings’ common stock at the lesser of (i) 85% of the fair market value of a share of Exterran Holdings’ common stock on the offering date or (ii) 85% of the fair market value of a share of Exterran Holdings’ common stock on the purchase date. Exterran Holdings’ compensation committee has the discretion to set the purchase price at 85% to 100% of the fair market value of a share of Exterran Holdings’ common stock on one of the following dates: (i) the offering date, (ii) the purchase date or (iii) the offering date or the purchase date, whichever is lower. The initial offering period commenced on October 1, 2007 and offering periods will consist of three months, or such other period as may be determined from time to time by Exterran Holdings’ compensation committee. A total of 650,000 shares of Exterran Holdings’ common stock have been authorized and reserved for issuance under the ESPP.

2007 Stock Incentive Plan

On August 20, 2007, Exterran Holdings’ board of directors adopted the Exterran Holdings, Inc. 2007 Stock Incentive Plan (the “Stock Incentive Plan”), which is administered by Exterran Holdings’ compensation committee and authorizes the issuance of awards, at the discretion of Exterran Holdings’ compensation committee, of common stock, stock options, restricted stock, restricted stock units, stock appreciation rights and performance awards to employees of Exterran Holdings and its subsidiaries and directors of Exterran Holdings. Up to a maximum of 4,750,000 shares of Exterran Holdings’ common stock is available for issuance under the Stock Incentive Plan.

Chief Executive Officer Compensation

Mr. Snider received an annual base salary of $550,000 from Universal Compression Holdings and Exterran Holdings during 2007. In March 2008, Mr. Snider will receive a bonus of $350,000 from Exterran Holdings for 2007. Mr. Snider was granted 21,333 shares of restricted stock and options to acquire 38,651 shares of Universal Compression Holdings’ common stock in 2007. Universal Compression Holdings made matching contributions during 2007 of $10,125 to Mr. Snider’s UCH 401(k) Plan account and $15,120 to his account under the ESSP.

Mr. Snider’s base salary and other compensation for 2007 (other than his annual incentive bonus) was determined by the UCH compensation committee and reviewed by our compensation committee using substantially the same criteria utilized to determine compensation for the other Named Executive Officers, as described above in this CD&A. Mr. Snider’s annual incentive bonus for 2007 was determined by Exterran Holdings’ compensation committee and reviewed by our compensation committee using substantially the same criteria utilized to determine the annual incentive bonuses for the other Named Executive Officers, as described above under “— Short-Term Incentives — 2007 Universal Compression Holdings Officer Incentive Plan.”

Accounting Implications and Compensation Deductions Limitation

We accounted for the equity compensation expense for Exterran GP LLC’s executive officers under the rules of SFAS No. 123R, which require us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation was incurred.

As we are a partnership and not a corporation taxable as such for U.S. federal income tax purposes, we are not subject to the executive compensation tax deductible limitations of Section 162(m) of the Code. However, as Exterran Holdings owns 51% of our outstanding equity securities, our compensation committee is mindful of the impact that Section 162(m) may have on compensatory deductions passed through to Exterran Holdings.

Payments and Potential Payments upon Change of Control

Because the merger between Hanover and Universal Compression Holdings resulted in a change of control under the Universal Compression Holdings’ Incentive Stock Option Plan and Restricted Stock Plan, all unvested grants awarded prior to February 5, 2007 immediately vested on August 20, 2007, the effective date of the merger. This change of control under the plans resulted in the vesting of 177,671 options to acquire Universal Compression Holdings’ common stock and 128,293 shares of Universal Compression Holdings’ restricted stock to our Named Executive Officers, as set forth in the Option Exercises and Stock Vested Table following this CD&A. None of the costs associated with the vesting of those options or restricted shares, nor any other costs associated with the merger were allocated to us by Exterran Holdings. The merger did not result in a change of control under the Partnership Plan; thus, all awards under the Partnership Plan remain subject to the vesting periods in effect at the time of the applicable award.

Exterran Holdings and Exterran GP LLC have elected, as a policy matter, not to offer employment agreements to their executive officers. Generally, each of Exterran Holdings’ and Exterran GP LLC’s executive officers, including each of the Named Executive Officers (other than Messrs. Danner and Townsend), has entered into a change of control agreement with Exterran Holdings. Exterran Holdings designed the change of control agreements to retain its executives and provide continuity of management in the event of any actual or potential change of control of Exterran Holdings. Each such agreement provides that if, during the one-year period following a change of control, Exterran Holdings terminates the executive’s employment other than for cause, death or disability, or the executive terminates for good reason, then Exterran Holdings will pay the executive in a lump sum in cash within five days after the date of termination (provided, however, that to the extent the executive is a specified employee for purposes of Section 409A of the Code, payment of amounts subject to Section 409A will be delayed for six months from the date of termination) the following:

•	an amount equal to the total of the executive’s earned but unpaid base salary through the date of termination, plus the executive’s target annual incentive bonus that would be payable to the executive for that year pro rated to the date of termination, plus any earned but unpaid annual bonus for the prior year, plus any portion of the executive’s earned but unused vacation pay for that year;

•	an amount equal to two times (three times in the case of Mr. Snider) the sum of the executive’s current annual base salary and the target annual incentive award bonus that would be payable to the executive for that year;

•	an amount equal to two times (three times in the case of Mr. Snider) the executive’s basic and matching contributions credited to the executive under the 401(k) Plan and any other deferred compensation plan during the 12-month period immediately preceding the month of the executive’s date of termination, such amount being grossed up so that the amount the executive actually receives after payment of any federal or state taxes payable equals the amount described above;

•	any amount previously deferred, or earned but not paid, by the executive under the incentive and nonqualified deferred compensation plans or programs as of the date of termination;

•	for a period of two years (three years in the case of Mr. Snider) following the executive’s date of termination, Exterran Holdings will provide company medical and welfare benefits to the executive or the executive’s family equal to those benefits which would have been provided to such executive in accordance with the benefits if the executive’s employment had not been terminated;

•	all stock options, restricted stock, restricted stock units or other stock-based awards, and all common units, unit appreciation rights, unit awards or other unit-based awards and all cash-based incentive awards held by the executive that are not vested, will vest; and

•	in the event that any payment or distribution made by Exterran Holdings to or for the benefit of the executive would be subject to a federal excise tax, then the executive is entitled to receive an additional gross-up payment.

All payments to a Named Executive Officer under the change of control agreements would be made in exchange for a commitment from the executive to not (1) disclose any confidential information concerning Exterran Holdings during the two-year period following the termination of the executive’s employment, (2) employ or seek to employ any key employee of Exterran Holdings or solicit or encourage such key employee to terminate his or her employment with Exterran Holdings during the two-year period (a three-year period in the case of Mr. Snider) following the termination of the executive’s employment and (3) engage in a competitive business for a period of two years (three years in the case of Mr. Snider) following the executive’s termination.

Additionally, the Partnership Plan provides that, upon a change of control (defined in the Partnership Plan to include (1) any “person” or “group,” other than affiliates, becoming the beneficial owner of 50% or more of the voting power of the outstanding equity interests of Exterran Holdings or the Partnership, (2) a person other than Exterran Holdings, Exterran GP LLC or one of their affiliates becoming the general partner of the Partnership or (3) the sale or other disposition of all or substantially all of the assets of Exterran Holdings, Exterran GP LLC or the Partnership), all awards of phantom units (including the related DERs) and unit options automatically vest and become payable or exercisable, as the case may be. The Partnership Plan does not require that the recipient of awards under the Partnership Plan have his or her employment with Exterran Holdings or Exterran GP LLC terminate following such change of control in order for automatic vesting to occur. This “single trigger” feature was incorporated into the Partnership Plan and the awards under the Partnership Plan because it was consistent with the long-term incentive plans of other publicly-traded partnerships, reflecting their relatively unique situations as controlled publicly-traded entities with few of their own officers or employees.

Assuming the occurrence of a triggering event under the change of control agreements and the Partnership Plan on December 31, 2007, and assuming an Exterran Holdings stock value of $81.80 per share and a

Partnership common unit value of $32.00 per unit (the December 31, 2007 closing prices, respectively), Exterran Holdings and we estimate that the Named Executive Officers would receive the following benefits:

					Exterran
					Partners, L.P.
			Exterran	Exterran	Unit Awards
		Base Salary	Holdings	Holdings	and Unit
		and Target	Stock	Restricted	Appreciation	Benefits and
	Target Bonus	Bonus	Options	Shares	Rights	Perquisites	Total
Name	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($) (6)	($)

Stephen A. Snider	572,000	3,432,000	252,391	1,745,039	1,038,854	106,662	7,146,946
J. Michael Anderson	225,400	1,094,800	70,988	490,800	779,146	39,578	2,700,712
D. Bradley Childers	218,400	1,060,800	70,988	490,800	519,427	46,439	2,406,854
Daniel K. Schlanger	138,000	828,000	47,323	327,200	1,308,427	34,118	2,683,068
Donald C. Wayne	130,000	780,000	31,546	218,161	129,854	34,118	1,323,680

(1)	The amounts included in this column represent a full year bonus with an assumed payout at target performance.

(2)	The amounts included in this column are calculated by adding each Named Executive Officer’s current base salary and target bonus multiplied by a factor of two (three in the case of Mr. Snider), as specified in each Named Executive Officer’s change of control agreement.

(3)	The amounts included in this column represent the value of options to purchase the common stock of Exterran Holdings, granted by Exterran Holdings. All stock options become fully vested upon a change of control. The number of options currently unvested and outstanding at year end for each Named Executive Officer is provided in column (c) of the Outstanding Equity Awards at Fiscal Year-End Table following this CD&A, and the value of such awards has been calculated using the market closing price on December 31, 2007.

(4)	The amounts included in this column represent the value of restricted common shares of Exterran Holdings, granted by Exterran Holdings. Upon a change of control, all restricted shares will fully vest and the restrictions will lapse. The number of restricted shares that are unvested and outstanding at year end for each Named Executive Officer is provided in column (f) of the Outstanding Equity Awards at Fiscal Year-End Table following this CD&A, and the value of such awards has been calculated using the market closing price on December 31, 2007.

(5)	The amounts included in this column represent the value of (a) options to purchase Exterran Partners’ common units and (b) unit appreciation rights (related to Exterran Partners’ common units) payable by Exterran Holdings. The unit option awards and unit appreciation rights will continue to vest in accordance with the terms of award, irrespective of any termination of the Named Executive Officer’s employment. The number of unit options and unit appreciation rights unvested and outstanding at year end for each Named Executive Officer is provided in column (c) of the Outstanding Equity Awards at Fiscal Year-End Table following this CD&A, and the value of such awards has been calculated using the market closing price on December 31, 2007.

(6)	The amounts included in this column represent each Named Executive Officer’s right to the reimbursement of COBRA premiums, 401(k) match and Employee Supplemental Savings Plan matching contributions for a two-year period (a three-year period in the case of Mr. Snider).

Unit Ownership Requirements

Exterran GP LLC does not have any policy or guidelines that require specified ownership of our common units by its directors or executive officers or unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of February 20, 2008, the Named Executive Officers held 428,571 unit options that have been granted as compensation and 245,720 common units, representing 2.37% of the Partnership’s outstanding common units.

Conclusion

We believe that Exterran Holdings’ and our executive compensation programs for 2007 were:

•	appropriate in amount;

•	appropriately allocated to us;

•	appropriately applied to our Named Executive Officers; and

•	necessary to retain the executive officers who are essential to our continued development and success, to compensate those executive officers for their contributions and to enhance unitholders’ value.

Compensation Committee Report

The compensation committee of the Exterran GP LLC board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

George S. Finley, Chairman
James G. Crump
Mark A. McCollum

Named Executive Officer Compensation

Summary Compensation Table

The following table summarizes the full amount of compensation and related benefits provided for the Named Executive Officers for the year ended December 31, 2007, and the period from October 20, 2006 through December 31, 2006, together with the approximate amount of compensation cost allocated to us for those periods.

											Approximate
								Non-Equity			Amount
								Incentive			Allocated to
				Stock		Option		Plan	All Other		Exterran
Name and Position			Salary	Awards		Awards		Compensation	Compensation	Total	Partners, L.P.
with Exterran GP LLC	Year		($)	($) (1)		($) (2)		($) (3)	($) (4)	($)	($)

Stephen A. Snider,	2007		550,000	989,646	(5)	2,523,597	(5)	350,000	44,486	4,457,729	416,701
President and Chief	2006		525,000	240,120		1,018,793		285,000	40,214	2,109,127	30,391
Executive Officer
Daniel K. Schlanger,	2007		265,192	328,498	(5)	159,976	(5)	150,000	7,346	911,012	474,335
Senior Vice President and	2006	(6)	155,942	31,519		15,800		58,000	—	261,261	44,483
Chief Financial Officer
J. Michael Anderson,	2007		309,808	792,408	(5)	728,535	(5)	200,000	18,081	2,048,832	250,651
Senior Vice President	2006		302,500	242,807		347,654		115,000	16,701	1,024,662	14,194
D. Bradley Childers,	2007		300,000	736,095	(5)	640,334	(5)	200,000	25,489	1,901,918	146,392
Senior Vice President	2006		287,500	210,687		312,135		115,000	19,158	944,480	8,627
Donald C. Wayne,	2007		250,000	318,930	(5)	74,301	(5)	100,000	11,112	754,353	69,379
Vice President, General	2006	(7)	86,538	20,003		1,057		58,000	2,308	167,906	3,061
Counsel and Secretary
Ernie L. Danner,	2007	(8)	241,673	989,425	(5)	776,433	(5)	—	35,226	2,042,757	226,854
Former Executive Vice	2006		337,500	270,353		392,118		147,000	26,215	1,173,186	16,775
President and Chief Operating Officer
Kirk E. Townsend,	2007		276,250	728,496	(5)	625,129	(5)	130,000	33,622	1,793,497	175,583
Former Senior Vice President	2006		307,500	180,235		309,485		95,000	26,545	918,765	11,954

(1)	The amounts included in this column represent the compensation cost recognized by Exterran Holdings that is related to restricted stock awards, as described in SFAS No. 123R. For a discussion of valuation assumptions, see Note 15 to the consolidated financial statements within Exterran Holdings’ Form 10-K for the year ended December 31, 2007. Please see the Grants of Plan-Based Awards Table below for more information regarding equity-based awards granted in 2007.

(2)	The amounts included in this column represent the compensation cost of (a) options to purchase Exterran Holdings’ common stock, awarded and recognized by Exterran Holdings, (b) options to purchase Exterran Partners’ common units, awarded and recognized by Exterran Partners, and (c) unit appreciation rights with respect to Exterran Partners’ common units, awarded and recognized by Exterran Holdings, in each case as described in SFAS No. 123R. For a discussion of valuation assumptions, see Note 8 to our consolidated financial statements included elsewhere in this report and Note 15 to the consolidated financial statements within Exterran Holdings’ Form 10-K for the year ended December 31, 2007. Please see the Grants of Plan-Based Awards Table below for more information regarding equity-based awards granted in 2007.

(3)	The amounts included in this column represent the following cash awards: (a) amounts earned under Universal Compression Holdings’ 2006 Officer Incentive Plan, which covered the twelve-month compensation measurement and performance review period ending December 31, 2006, and paid during the first quarter of 2007, and (b) amounts earned under Universal Compression Holdings’ 2007 Officer Incentive Plan, which covered the twelve-month compensation measurement and performance review period ending December 31, 2007, to be paid during the first quarter of 2008.

(4)	The amounts shown in this column for the year ended December 31, 2007 are attributable to the following:

				Tax
	401(k) Plan	ESSP	Executive	Preparation
	Matching	Matching	Medical	and Planning
	Contribution	Contribution	Coverage	Services	Other	Total
Name	($) (a)	($) (b)	($) (c)	($)	($) (d)	($)

Stephen A. Snider	10,125	15,120	7,005	11,000	1,236	44,486
Daniel K. Schlanger	6,750	—	—	—	596	7,346
J. Michael Anderson	6,750	2,730	7,005	900	696	18,081
D. Bradley Childers	9,265	3,645	7,005	4,900	674	25,489
Donald C. Wayne	6,750	—	—	3,800	562	11,112
Ernie L. Danner	10,125	5,850	7,005	10,900	1,346	35,226
Kirk E. Townsend	10,125	4,050	7,005	4,000	8,442	33,622

(a)	Executives may contribute up to 25% of their salary to the 401(k) Plan, which during 2007 was matched up to 75% (with a maximum match of 4.5% of the executive’s annual eligible compensation) by Exterran Holdings. Both individual and matching contributions are subject to limits established by the Internal Revenue Service.

(b)	Eligible executive officers may contribute up to 25% of their salary and up to 100% of their incentive bonus to the ESSP, which during 2007 was matched by Exterran Holdings in an amount ranging from 3% to 4.5% of the executive’s annual eligible compensation, based on such executive’s tenure.

(c)	Represents premiums paid for medical coverage under the Medical Expense Reimbursement Plan.

(d)	Other benefits include club dues, premiums paid by Exterran for group term life and accidental death and disability insurance and travel expenses.

(5)	These amounts include options to acquire Universal Compression Holdings’ common stock and shares of Universal Compression Holdings’ restricted stock that immediately vested on August 20, 2007, as set forth in the Option Exercises and Stock Vested Table below, under the terms of the Universal Compression Holdings’ Incentive Stock Option Plan and Restricted Stock Plan in connection with the closing of the merger.

(6)	The amounts shown for 2006 reflect compensation awarded to Mr. Schlanger for the period from May 31, 2006, when he joined Exterran GP LLC and Universal Compression Holdings, through December 31, 2006.

(7)	The amounts shown for 2006 reflect compensation awarded to Mr. Wayne for the period from August 28, 2006, when he joined Exterran GP LLC and Universal Compression Holdings, through December 31, 2006.

(8)	The amounts shown for 2007 reflect compensation awarded to Mr. Danner for the period from January 1, 2007 through August 20, 2007, the date on which he ceased employment with Exterran GP LLC and Universal Compression Holdings in connection with the merger between Hanover and Universal Compression Holdings.

Grants of Plan-Based Awards Table

The following table provides additional information about stock and option awards and equity and non-equity incentive plan awards granted to the Named Executive Officers by Exterran Holdings during the year ended December 31, 2007. We did not grant any awards to the Named Executive Officers during 2007. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

					All Other
					Stock
					Awards:
					Number of		All Other Option		Exercise or	Grant Date Fair
		Estimated Future Payouts Under			Shares of		Awards: Number of		Base Price of	Value of Stock
		Non-Equity Incentive Plan Awards(1)			Stock or		Securities		Option	and Option
	Grant	Threshold	Target	Maximum	Units		Underlying Options		Awards	Awards
Name	Date	($)	($)	($)	(#)		(#)		($/SH)	($) (2)
(a)	(b)	(c)	(d)	(e)	(f)		(g)		(h)	(i)

Stephen A. Snider		114,400	572,000	1,114,000
	6/12/2007				21,333	(3)				1,599,975
	6/12/2007						3,984	(4)	75.27	128,325
	6/12/2007						34,667	(5)	75.27	1,116,624
Daniel K. Schlanger		27,600	138,000	276,000
	6/12/2007				4,000	(3)				300,000
	6/12/2007						3,984	(4)	75.27	128,325
	6/12/2007						3,263	(5)	75.27	105,101
J. Michael Anderson		45,080	225,400	450,800
	6/12/2007				6,000	(3)				450,000
	6/12/2007						3,984	(4)	75.27	128,325
	6/12/2007						6,887	(5)	75.27	221,830
D. Bradley Childers		43,680	218,400	436,800
	6/12/2007				6,000	(3)				450,000
	6/12/2007						3,984	(4)	75.27	128,325
	6/12/2007						6,887	(5)	75.27	221,830
Donald C. Wayne		26,000	130,000	260,000
	6/12/2007				2,667	(3)				200,025
	6/12/2007						3,984	(4)	75.27	128,325
	6/12/2007						847	(5)	75.27	27,282
Ernie L. Danner
	8/20/2007						1,400	(6)(7)	78.25	33,460
Kirk E. Townsend		30,100	150,500	301,000
	6/12/2007				4,000	(3)				300,000
	6/12/2007						3,984	(4)	75.27	128,325
	6/12/2007						3,263	(5)	75.27	105,101
	8/20/2007				1,118	(8)				87,484
	8/20/2007						2,600	(9)	78.25	62,140

(1)	The amounts in this column reflect the range of potential payouts under the 2007 OIP. The UCH compensation committee established target OIP awards, expressed as a percentage of the executive’s 2007 base salary, and individual and company performance measures for the purpose of determining the amount paid out under the OIP for each Named Executive Officer for the twelve months ended December 31, 2007. The amount shown in the “target” column represents the target percentage of each Named Executive Officer’s 2007 base salary. For 2007, the target percentages were: 100% for Mr. Snider; 50% for Messrs. Schlanger (Mr. Schlanger’s bonus target was established outside the OIP) and Wayne; 70% for Messrs. Anderson, Childers and Townsend; and 80% for Mr. Danner. The amount shown in the “maximum” column represents the maximum amount payable under the OIP, which is 200% of the target amount shown. The amount shown in the “threshold” column represents the amount payable under the

OIP if only the minimum level of company performance of the OIP is attained, which is 20% of the target amount shown. See the section entitled “Compensation Discussion and Analysis” for more information regarding the 2007 OIP. The actual payouts under the 2007 OIP have been determined and are reflected in the Summary Compensation Table.

(2)	The value of restricted stock and stock option awards is based on SFAS No. 123R calculations.

(3)	Restricted stock awards were granted by Exterran Holdings on June 12, 2007, and vest on each anniversary date of grant at the rate of one-third per year over a three-year period, subject to accelerated vesting in the event of a change of control.

(4)	Incentive options to purchase Exterran Holdings’ common stock were granted by Exterran Holdings on June 12, 2007, and vest on each anniversary date of grant at the rate of one-third per year over a three-year period, subject to accelerated vesting in the event of a change of control.

(5)	Non-qualified options to purchase Exterran Holdings’ common stock were granted by Exterran Holdings on June 12, 2007, and vest on each anniversary date of grant at the rate of one-third per year over a three-year period, subject to accelerated vesting in the event of a change of control.

(6)	Non-qualified options to purchase Exterran Holdings’ common stock were granted by Exterran Holdings on August 20, 2007, and vest in full on the first anniversary date of grant, subject to accelerated vesting in the event of a change of control.

(7)	Granted as compensation for service to Exterran Holdings’ board of directors.

(8)	Restricted stock awards were granted by Exterran Holdings on August 20, 2007 and vest on each anniversary date of grant at the rate of one-third per year over a three-year period, subject to accelerated vesting in the event of a change of control.

(9)	Non-qualified stock option awards were granted on August 20, 2007 and vest on each anniversary date of grant at the rate of one-third per year over a three-year period, subject to accelerated vesting in the event of a change of control.

Outstanding Equity Awards at Fiscal Year-End Table

The following table includes equity awards under Exterran Holdings’ and our long-term incentive plans. Unless specifically identified in the footnotes below, the awards are granted under the applicable Exterran Holdings long-term incentive plan. The numbers presented are not allocated for purposes of this presentation.

		Option Awards				Stock Awards
	Number of Securities	Number of Securities				Number of Shares	Market Value of
	Underlying	Underlying				or Units of Stock	Shares or Units of
	Unexercised Options (#)	Unexercised Options (#)		Option	Option	that have not	Stock that have not
Name	Exercisable	Unexercisable		Exercise Price ($)	Expiration Date	Vested (#)	Vested ($) (1)
(a)	(b)	(c)		(d)	(e)	(f)	(g)

Stephen A. Snider	145,306			21.30	2/19/2012	21,333	1,745,039
	130,000			43.39	3/3/2016
	30,000			38.15	3/9/2015
	29,015			16.71	3/10/2013
	97,024			33.60	4/20/2011
	31,675			30.07	4/30/2014
	90,523			31.65	12/11/2010
		3,984	(2)	75.27	6/12/2017
		34,667	(2)	75.27	6/12/2017
		85,714	(3)	25.94	12/31/2009
		85,714	(4)	25.94	12/31/2009
Daniel K. Schlanger		3,984	(2)	75.27	6/12/2017	4,000	327,200
		3,263	(2)	75.27	6/12/2017
		10,714	(3)	25.94	12/31/2009
		10,714	(4)	25.94	12/31/2009
		107,143	(3)	21.00	12/31/2009

		Option Awards				Stock Awards
	Number of Securities	Number of Securities				Number of Shares	Market Value of
	Underlying	Underlying				or Units of Stock	Shares or Units of
	Unexercised Options (#)	Unexercised Options (#)		Option	Option	that have not	Stock that have not
Name	Exercisable	Unexercisable		Exercise Price ($)	Expiration Date	Vested (#)	Vested ($) (1)
(a)	(b)	(c)		(d)	(e)	(f)	(g)

J. Michael Anderson	20,000			43.39	3/3/2016	6,000	490,800
	17,000			38.15	3/9/2015
	67,660			17.30	3/31/2013
	17,340			17.30	3/31/2013
	16,675			30.07	4/30/2014
	3,325			30.07	4/30/2014
		3,984	(2)	75.27	6/12/2017
		6,887	(2)	75.27	6/12/2017
		64,286	(3)	25.94	12/31/2009
		64,286	(4)	25.94	12/31/2009
D. Bradley Childers	20,000			43.39	3/3/2016	6,000	490,800
	17,000			38.15	3/9/2015
	19,016			16.71	3/10/2013
	5,984			16.71	3/10/2013
	16,675			30.07	4/30/2014
	3,325			30.07	4/30/2014
	24,238			19.03	9/3/2012
	14,182			19.03	9/3/2012
		3,984	(2)	75.27	6/12/2017
		6,887	(2)	75.27	6/12/2017
		42,857	(3)	25.94	12/31/2009
		42,857	(4)	25.94	12/31/2009
Donald C. Wayne		3,984	(2)	75.27	6/12/2017	2,667	218,161
		847	(2)	75.27	6/12/2017
		10,714	(3)	25.94	12/31/2009
		10,714	(4)	25.94	12/31/2009
Ernie L. Danner	25,000			43.39	3/3/2016
	22,000			38.15	3/9/2015
	17,024			33.60	4/20/2011
	21,675			30.07	4/30/2014
	27,323			31.65	12/11/2010
		64,286	(3)	25.94	12/31/2009
		64,286	(4)	25.94	12/31/2009
		1,400	(5)	78.25	8/20/2014
Kirk E. Townsend	20,000			43.39	3/3/2016	4,000	327,200
	17,000			38.15	3/9/2015	1,118	91,452
	21,587			31.65	12/11/2010
		3,984	(2)	75.27	6/12/2017
		3,263	(2)	75.27	6/12/2017
		42,857	(3)	25.94	12/31/2009
		42,857	(4)	25.94	12/31/2009
		2,600	(6)	78.25	8/20/2014

(1)	Based on the closing price of Exterran Holdings’ common stock as of December 31, 2007 ($81.80).

(2)	Options to purchase Exterran Holdings’ common stock, awarded under the Universal Compression Holdings, Inc. Incentive Stock Option Plan, vest on each anniversary date of grant at the rate of one-third per year over a three-year period and have a term of ten years following the date of grant.

(3)	Options to purchase Exterran Partners’ common units, awarded under the Partnership Plan, vest on January 1, 2009.

(4)	Unit appreciation rights payable by Exterran Holdings vest on January 1, 2009.

(5)	Granted as compensation for service to Exterran Holdings’ board of directors.

(6)	Options to purchase Exterran Holdings’ common stock, awarded under the Exterran Holdings, Inc. 2007 Stock Incentive Plan, vest on each anniversary date of grant at the rate of one-third per year over a three-year period and have a term of seven years following the date of grant.

Option Exercises and Stock Vested Table

The following table provides additional information about the value realized by the Named Executive Officers on option award exercises and stock award vesting during the year ended December 31, 2007. The value realized upon vesting represents the total value to each Named Executive Officer and does not represent the amount allocated to Exterran Partners.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise (#)	Exercise ($) (1)	Vesting (#)	Vesting ($) (2)
Name(a)	(b)	(c)	(d)	(e)

Stephen A. Snider	3,325	152,518	31,250	2,338,125	(3)
Daniel K. Schlanger	—	—	4,650	363,863	(4)
J. Michael Anderson	—	—	33,000	2,479,560	(5)
D. Bradley Childers	—	—	25,500	1,945,535	(6)
Donald C. Wayne	—	—	5,643	441,565	(7)
Ernie L. Danner	46,831	2,757,232	36,000	2,742,240	(8)
Kirk E. Townsend	56,083	2,791,240	24,000	1,828,160	(9)

(1)	The amounts included in this column represent the aggregate dollar value realized upon the exercise of options to purchase Exterran Holdings’ common stock.

(2)	The amounts included in this column represent the number of shares vested multiplied by the market price of a share of Exterran Holdings’ common stock on the date of vesting.

(3)	The number of vested shares reported for Mr. Snider is attributable to vesting of the following awards:

5,000 restricted shares of Exterran Holdings, Inc. at $65.01 — $325,050

3,750 restricted shares of Exterran Holdings, Inc. at $67.32 — $252,450

22,500 restricted shares of Exterran Holdings, Inc. at $78.25 — $1,760,625 (in connection with the closing of the merger)

(4)	The number of vested shares reported for Mr. Schlanger is attributable to vesting of the following awards:

4,650 restricted shares of Exterran Holdings, Inc. at $78.25 — $363,863 (in connection with the closing of the merger)

(5)	The number of vested shares reported for Mr. Anderson is attributable to vesting of the following awards:

2,000 restricted shares of Exterran Holdings, Inc. at $65.01 — $130,020
5,000 restricted shares of Exterran Holdings, Inc. at $67.68 — $338,400
2,000 restricted shares of Exterran Holdings, Inc. at $66.57 — $133,140
24,000 restricted shares of Exterran Holdings, Inc. at $78.25 — $1,878,000 (in connection with the closing of the merger)

(6)	The number of vested shares reported for Mr. Childers is attributable to vesting of the following awards:

2,000 restricted shares of Exterran Holdings, Inc. at $65.01 — $130,020
2,000 restricted shares of Exterran Holdings, Inc. at $66.57 — $133,140
21,500 restricted shares of Exterran Holdings, Inc. at $78.25 — $1,682,375 (in connection with the closing of the merger)

(7)	The number of vested shares reported for Mr. Wayne is attributable to vesting of the following awards:

5,643 restricted shares of Exterran Holdings, Inc. at $78.25 — $441,565 (in connection with the closing of the merger)

(8)	The number of vested shares reported for Mr. Danner is attributable to vesting of the following awards:

3,000 restricted shares of Exterran Holdings, Inc. at $65.01 — $195,030
3,000 restricted shares of Exterran Holdings, Inc. at $66.57 — $199,710
30,000 restricted shares of Exterran Holdings, Inc. at $78.25 — $2,347,500 (in connection with the closing of the merger)

(9)	The number of vested shares reported for Mr. Townsend is attributable to vesting of the following awards:

2,000 restricted shares of Exterran Holdings, Inc. at $65.01 — $130,020
2,000 restricted shares of Exterran Holdings, Inc. at $66.57 — $133,140
20,000 restricted shares of Exterran Holdings, Inc. at $78.25 — $1,565,000 (in connection with the closing of the merger)

Non-qualified Deferred Compensation Table

The following Nonqualified Deferred Compensation Table summarizes the Named Executive Officers’ compensation under Universal Compression Holdings’ non-qualified deferred compensation plan for the year ended December 31, 2007. The numbers presented are not allocated for purposes of this presentation.

	Executive	Company	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in Last	Withdrawals/	Aggregate Balance at
	Last Fiscal Year	Last Fiscal Year	Fiscal Year	Distributions	Last Fiscal Year-End
Name	($) (1)	($) (2)	($) (3)	($)	($) (4)

Stephen A. Snider	260,000	15,120	73,744	—	1,184,116
Daniel K. Schlanger	—	—	—	—	—
J. Michael Anderson	11,708	2,730	3,910	—	49,254
D. Bradley Childers	17,500	3,645	3,957	—	59,243
Donald C. Wayne	—	—	—	—	—
Ernie L. Danner	34,188	5,850	8,403	1,636,406	187,428
Kirk E. Townsend	13,937	4,050	7,221	—	59,689

(1)	Amounts shown represent contributions made by each Named Executive Officer to Universal Compression Holdings’ non-qualified deferred compensation plan, the ESSP, during 2007.

(2)	Amounts shown represent matching contributions (in the form of Exterran Holdings’ common stock) to each Named Executive Officer’s ESSP account.

(3)	Amounts shown represent earnings under the ESSP considering historical balances, and Named Executive Officer and Exterran Holdings’ contributions during 2007.

(4)	Amounts shown represent the aggregate ESSP balance for each Named Executive Officer at December 31, 2007.

Director Compensation

Retainers and Fees

Only the independent members of Exterran GP LLC’s board of directors receive compensation for their service as directors. The following individuals serve on the board of directors, but receive no compensation for such service: (a) Messrs. Snider, Schlanger, Anderson and Matusek, who are executive officers of Exterran GP LLC, and (b) Mr. Danner, who is a former executive officer of Exterran GP LLC. Exterran GP LLC’s board of directors has implemented a program of cash and equity compensation for its independent directors, consisting of:

•	an annual retainer of $25,000;

•	annual phantom unit compensation of $40,000 pursuant to the Partnership’s Long-Term Incentive Plan;

•	an annual retainer fee for the chairs of the audit committee, conflicts committee and compensation committee of $10,000, $5,000 and $5,000, respectively;

•	a fee per board of directors meeting of $1,000 if attended in person or $500 if attended telephonically; and

•	a fee per committee meeting of (a) $1,500, whether attended in person or telephonically, for each committee member who is a chairperson, and (b) $1,000 if attended in person or $500 if attended telephonically, for each committee member who is a non-chairperson.

In addition, each director is reimbursed for his reasonable out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.

Equity-Based Compensation

Independent directors are annually awarded phantom units under the Partnership Plan. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of our compensation committee, the cash equivalent to the value of a common unit. Phantom units awarded to independent directors are granted with tandem distribution equivalent rights, which are credited with an amount equal to any cash distributions we make on common units during the period such phantom units are outstanding and are payable upon vesting of the tandem phantom units without interest.

During the year ended December 31, 2007, the directors of Exterran GP LLC earned compensation as set forth below:

	Fees Earned or
	Paid in Cash	Stock Awards	Total
Director	($) (1)	($)(2)	($)

James G. Crump	77,000	21,743	98,743
George S. Finley	56,000	18,075	74,075
Mark A. McCollum	48,500	21,743	70,243

(1)	Amounts shown represent fees earned by the directors for the twelve months ended December 31, 2007.

(2)	Amounts shown represent the compensation cost we recognized in 2007 related to awards of phantom units, as described in SFAS No. 123R. For a discussion of valuation assumptions, see Note 8 to our consolidated financial statements included elsewhere in this report.

Compensation Committee Interlocks and Insider Participation

Messrs. Finley (chair), Crump and McCollum served on our compensation committee during 2007. There were no compensation committee interlocks or insider participation during 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information

(c)
Number of Securities
Remaining Available for
	(a)	(b)	Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))

Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders(1)	603,004	$24.43	21,996

Total	603,004	$24.43	21,996

(1)	Includes phantom unit grants to Messrs. Crump, McCollum and Finley in the amounts of 3,275, 3,275 and 2,882, respectively. Excluding phantom unit grants, the responses are as follows: (a) 593,572, (b) $24.40 and (c) 31,428. For more information about our Long-Term Incentive Plan, which did not require approval by our unitholders, refer to Item 11 (“Executive Compensation — Compensation Discussion and Analysis — Compensation Policy Components — Long-Term Incentives — Exterran Partners Long-Term Incentives”) of this report.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 20, 2008, with respect to persons known to us to be the beneficial owners of more than five percent of our outstanding limited partner units. Beneficial ownership is determined in accordance with the rules of the SEC.

	Aggregate		Aggregate
	Number of		Number of
	Common		Subordinated		Percent of
	Units	Percent of	Units	Percent of	Total Units
Name and Address of	Beneficially	Common	Beneficially	Subordinated	Beneficially
Beneficial Owner	Owned	Units(1)	Owned	Units(2)	Owned(3)

Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne (4) 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	1,181,650	11.41%	—	—	7.08%
Kidron Partners IV LP(5) 601 Carlson Parkway, Suite 730 Minnetonka, MN 55305	780,469	7.54%	—	—	4.68%
Tortoise Capital Advisors, L.L.C.(6) 10801 Mastin Blvd., Suite 222 Overland Park, KS 66210	675,649	6.53%	—	—	4.05%
Exterran Holdings, Inc. 4444 Brittmoore Road Houston, TX 77041	2,014,395	19.46%	6,325,000	100.00%	50.00%

(1)	Reflects the common units beneficially owned as a percentage of 10,353,379 common units outstanding.

(2)	Reflects the subordinated units beneficially owned as a percentage of 6,325,000 subordinate units outstanding.

(3)	As a percentage of the total limited partner interest. When taking into consideration the 2% general partner interest, the percentages reflected in this column are 6.94%, 4.59%, 3.97% and 51.00% (including the general partner interest), respectively.

(4)	Based solely on a review of the Schedule 13G jointly filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne on February 6, 2008.

(5)	Based solely on a review of the Schedule 13G filed by Kidron Partners IV LP on August 7, 2007.

(6)	Based solely on a review of the Schedule 13G filed by Tortoise Capital Advisors, L.L.C. on February 13, 2008.

Security Ownership of Management

The following table sets forth information as of February 20, 2008, with respect to our common units beneficially owned by Exterran GP LLC’s directors, Named Executive Officers and all directors and executive officers as a group. No person or group has the right to acquire common units — via unit options, phantom units or otherwise — within 60 days of that date. The address for each executive officer and director listed below is c/o Exterran GP LLC, 4444 Brittmoore Road, Houston, Texas 77041.

	Amount and Nature
	of Beneficial	Percent of
Name of Beneficial Owner	Ownership(1)	Class(2)

Stephen A. Snider	100,000	*
Daniel K. Schlanger	7,500	*
J. Michael Anderson	5,000	*
D. Bradley Childers	—	*
Donald C. Wayne	2,500	*
Ernie L. Danner	120,720	1.17%
Kirk E. Townsend	10,000	*
James G. Crump	—	*
Mark A. McCollum	—	*
George S. Finley	—	*
All directors and executive officers as a group (12 persons)	245,720	2.37%

*	Less than 1% of the common units outstanding.

(1)	Each beneficial owner has sole voting and investment power with respect to all the units attributed to him.

(2)	Reflects the common units beneficially owned as a percentage of 10,353,379 common units outstanding.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Distributions and Payments to Our General Partner and its Affiliates

Exterran and its subsidiaries own 6,325,000 subordinated units and 2,014,395 common units, which constitute 49% ownership of us, and 340,383 general partner units, which constitute the entire 2% general partner interest, resulting collectively in a 51% effective ownership interest in us. Exterran Holdings is, therefore, a “related person” relative to us under SEC regulations, and we believe that Exterran Holdings has and will have a direct and indirect material interest in its various transactions with us.

The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of Exterran Partners, L.P. These distributions and payments were determined by and among affiliated entities and, consequently, were not the result of arm’s-length negotiations.

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98% to our unitholders on a pro rata basis, including our general partner and its affiliates, as the holders of 6,325,000 subordinated units and 2,014,395 common units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, then our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

For the year ended December 31, 2007, our general partner and its affiliates received aggregate distributions of approximately $0.4 million on their general partner units, $1.5 million on their common units and $8.7 million on their subordinated units. On February 14, 2008, our general partner and its affiliates received a quarterly distribution with respect to the period from October 1, 2007 to December 31, 2007, of approximately $0.2 million on their general partner units, including distributions on our general partner’s incentive distribution rights, $0.9 million on their common units and $2.7 million on their subordinated units.

Payments to our general partner and its affiliates	Subject to certain caps, we reimburse Exterran Holdings and its affiliates for the payment of all direct and indirect expenses incurred on our behalf. For further information regarding the reimbursement of these expenses, please read “— Omnibus Agreement” below.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Pursuant to the terms of our Omnibus Agreement (as described below), we reimburse Exterran Holdings for (1) allocated expenses of operational personnel who perform services for our benefit, (2) direct costs incurred with operating and maintaining our assets and (3) allocated selling, general and administrative expenses. Our general partner does not receive any management fee or other compensation for its management of us. Our general partner and its affiliates are reimbursed for all expenses incurred on our behalf, including the compensation of employees of Exterran Holdings that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of our business and that are allocable to us. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Except as provided in the Omnibus Agreement, there is no cap on the amount that may be paid or reimbursed to our general partner or its affiliates for compensation or expenses incurred on our behalf.

July 2007 Contract Operations Acquisition

In connection with the July 2007 Contract Operations Acquisition, we acquired from Universal Compression Holdings contract operations customer service agreements with eight customers and a fleet of 722 compressor units having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising 281,992 horsepower, or 13% (by then available horsepower), of the combined U.S. contract operations business relating to natural gas compression of Universal Compression Holdings and us. In exchange, we assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings and its subsidiaries 2,014,395 common units and approximately 82,000 general partner units. As a result of the merger between Universal Compression Holdings and Hanover, Exterran Holdings and its subsidiaries became the owners of the common units and general partner units issued to Universal Compression Holdings and its subsidiaries in connection with the July 2007 Contract Operations Acquisition.

Omnibus Agreement

Upon the closing of our initial public offering, we entered into an omnibus agreement with Universal Compression Holdings, its general partner and others. In connection with the July 2007 Contract Operations Acquisition, we entered into the First Amendment to the Omnibus Agreement with Universal Compression Holdings, our general partner, and others. On August 20, 2007, in connection with the closing of the merger between Hanover and Universal Compression Holdings, we entered into the First Amended and Restated Omnibus Agreement with Exterran Holdings and others (as amended, the “Omnibus Agreement”). The following describes the provisions of the Omnibus Agreement. The Omnibus Agreement (other than the indemnification obligations described below under “— Indemnification for Environmental and Related Liabilities”) will terminate upon a change of control of our general partner or the removal or withdrawal of our general partner, and certain provisions will terminate upon a change of control of Exterran Holdings.

Non-competition

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations service customers of Exterran Holdings. Compression services are defined to include the provision of natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service and operating, maintenance, service, repairs or overhauls of compression equipment owned by third parties. In addition, under the Omnibus Agreement, we agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also contract operations service customers of ours.

As a result of the merger between Hanover and Universal Compression Holdings, at the time of execution of the Omnibus Agreement some of our customers were also contract operations services customers of Exterran Holdings, which we refer to as overlapping customers. We and Exterran Holdings have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of execution of the Omnibus Agreement, each being referred to as a “partnership site” or “Exterran site”. After the date of the agreement, if an overlapping customer requests contract operations services at a partnership site or an Exterran site, whether in addition to or in the replacement of the equipment existing at such site on the date of the agreement, we will be entitled to provide contract operations services if such overlapping customer is a partnership overlapping customer and Exterran Holdings will be entitled to provide such contract operations services if such overlapping customer is an Exterran overlapping customer. Additionally, any additional contract operations services provided to a partnership overlapping customer will be provided by us and any additional services provided to an Exterran overlapping customer will be provided by Exterran Holdings.

Exterran Holdings also agreed that new customers for contract compression services (neither our customers nor customers of Exterran Holdings for U.S. contract compression services) are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with us, then Exterran Holdings may provide compression services to the new customer. In the event that either we or Exterran Holdings enter into a contract to provide compression services to a new customer, either we or Exterran Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Exterran Holdings at the time of entry into the Omnibus Agreement.

The non-competition arrangements described above do not apply to:

•	Our provision of contract compression services to a particular Exterran Holdings customer or customers, with the approval of Exterran Holdings;

•	Exterran Holdings’ provision of contract compression services to a particular customer or customers of ours, with the approval of the conflicts committee of the board of directors of our general partner;

•	our purchase and ownership of not more than five percent of any class of securities of any entity which provides contract compression services to the contract compression services customers of Exterran Holdings;

•	Exterran Holdings’ purchase and ownership of not more than five percent of any class of securities of any entity which provides contract compression services to our contract compression services customers;

•	Exterran Holdings’ ownership of us;

•	our acquisition, ownership and operation of any business that provides contract compression services to Exterran Holdings’ contract compression services customers if Exterran Holdings has been offered the opportunity to purchase the business for its fair market value from us and Exterran Holdings declines to do so. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, we will agree not to provide contract compression services to Exterran Holdings’ customers that are also customers of the acquired business at the sites at which Exterran Holdings is providing contract operations services to them at the time of the acquisition;

•	Exterran Holdings’ acquisition, ownership and operation of any business that provides contract compression services to our contract operations services customers if we have been offered the opportunity to purchase the business for its fair market value from Exterran Holdings and we decline to do so with the concurrence of the conflicts committee of the board of directors of our general partner. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, Exterran Holdings will agree not to provide contract operations services to our customers that are also customers of the acquired business at the sites at which we are providing contract operations services to them at the time of the acquisition; or

•	a situation in which one of our customers (or its applicable business) and a customer of Exterran Holdings (or its applicable business) merge or are otherwise combined, in which case, each of we and Exterran Holdings may continue to provide contract operations services to the applicable combined entity or business without being in violation of the non-competition provisions, but Exterran Holdings and the conflicts committee of the board of directors of our general partner must negotiate in good faith to implement procedures or such other arrangements, as necessary, to protect the value to each of

Exterran Holdings and us of the business of providing contract operations services to each such customer or its applicable business, as applicable.

Unless the Omnibus Agreement is terminated earlier due to a change of control of our general partner or the removal or withdrawal of our general partner, or from a change of control of Exterran Holdings, the non-competition provisions of the Omnibus Agreement will terminate on August 20, 2010 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at the sites at which we are providing contract operations services to them at the time of the change of control.

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, Exterran Holdings has agreed to indemnify us for three years after the closing of our initial public offering against certain potential environmental claims, losses and expenses associated with the operation of our assets and occurring before the closing date of the initial public offering. Exterran Holdings’ maximum liability for this indemnification obligation will not exceed $5 million and Exterran Holdings will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of the initial public offering. We have agreed to indemnify Exterran Holdings against environmental liabilities related to our assets to the extent Exterran Holdings is not required to indemnify us.

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the year ended December 31, 2007, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of the board of directors of our general partner. During the year ended December 31, 2007, we purchased $24.5 million of new compression equipment from Exterran Holdings.

Transfer of Compression Equipment with Exterran Holdings

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to transfer compression equipment between Exterran Holdings and us so as to fulfill the compression services obligations of either of Exterran Holdings or us, such equipment may be so transferred if it will not cause us to breach any existing contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs.

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

Unless the Omnibus Agreement is terminated earlier as discussed above, the transfer of compression equipment provisions described above will terminate in October 2009.

For the year ended December 31, 2007 and for the period from June 22, 2006 through December 31, 2006, we had revenue of $1.4 million and $37,000, respectively, from affiliates related to rental of compression equipment. For the year ended December 31, 2007 and for the period from June 22, 2006 through December 31, 2006, we had cost of sales of $4.9 million and $72,000, respectively, with affiliates related to rental of compression equipment.

Reimbursement of Operating and Selling, General and Administrative Expense

Exterran Holdings provides all operational staff, corporate staff and support services reasonably necessary to run our business. The services provided by Exterran Holdings may include, without limitation, operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning (“ERP”) system, training, executive, sales, business development and engineering.

Costs incurred by Exterran Holdings directly attributable to us are charged to us in full. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among us and Exterran Holdings’ other operations. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue, employee headcount and net assets. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our selling, general and administrative expense for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006 are $10.4 and $1.8 million, respectively, of indirect costs incurred by Exterran Holdings.

Exterran Holdings has agreed that, for a period that will terminate on December 31, 2008, our obligation to reimburse Exterran Holdings for (1) any cost of sales that it incurs in the operation of our business will be capped at an amount equal to $18.00 per operating horsepower (after taking into account any such costs we incur and pay directly) on a quarterly basis; and (2) any selling, general and administrative costs allocated to us will be capped at $4.75 million per quarter (after taking into account any such costs we incur and pay directly). These caps may be subject to increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the year ended December 31, 2007, our cost of sales exceeded the cap by $8.6 million, and our selling, general and administrative expenses exceeded the cap by $0.3 million. The excess amount over the cap is being accounted for as a capital contribution.

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

Review, Approval or Ratification of Transactions with Related Persons

The related person transactions in which we engaged in 2007 were typically of a recurring, ordinary course nature and were previously made known to the board of directors of Exterran GP LLC and generally were of the sort contemplated by the Omnibus Agreement. While we do not have formal, specified policies or procedures for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404, as related person transactions may result in potential conflicts of interest among management and board-level decision makers, our partnership agreement does set forth procedures that the board of directors of Exterran GP LLC may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

In connection with our initial public offering, the board of directors of Exterran GP LLC established a conflicts committee to carry out certain duties set forth in our partnership agreement and the Omnibus Agreement, and to carry out any other duties delegated by Exterran GP LLC’s board of directors that involve or relate to conflicts of interests between us and Exterran Holdings, including its operating subsidiaries.

The conflicts committee is charged with acting on an informed basis, in good faith and with an honest belief that any action taken by the conflicts committee is in our best interests. In taking any such action, including the resolution of any conflict of interest, the conflicts committee is authorized to consider any factors the conflicts committee determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

Director Independence

Please see Part III, Item 10 (“Directors, Executive Officers and Corporate Governance — Directors and Executive Officers”) of this report for a discussion of director independence matters.

ITEM 14.	Principal Accountant Fees and Services

During the year ended December 31, 2007 and the period October 20, 2006 through December 31, 2006, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP were billed to Exterran Holdings and then charged to us. The services rendered during the year ended December 31, 2007 were for the audit of our annual financial statements and work related to a registration statement and were approximately $0.2 million. The services rendered during the period October 20, 2006 through December 31, 2006 were for the audit of our annual financial statements and were approximately $34,000. All of the fees during each of the periods were “Audit Fees,” and none of those fees constituted “Audit-Related Fees,” “Tax Fees” or “All other fees,” in each case, as such terms are defined by the SEC.

In considering the nature of the services provided by Deloitte & Touche LLP, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and Exterran GP LLC management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

The services performed by the independent registered public accounting firm during 2007 were approved in advance by the audit committee of Exterran GP LLC. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to Exterran GP LLC’s audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair, or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements — The financial statements of the Partnership and Predecessor listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

(b) Exhibits

Exhibit
No.	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), UCO GP, LLC, UCO General Partner, LP, UC Operating Partnership, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCLP Leasing, L.P., UCI MLP LP LLC, UCI GP LP LLC, UCLP OLP GP LLC, and UCLP Leasing GP LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
2.2	Contribution Conveyance and Assumption Agreement, dated May 29, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing Holding GP LLC, UCI Leasing Holding LP LLC, UCI Compressor Holding, L.P., UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP OLP GP LLC, UC Operating Partnership, L.P., UCLP Leasing GP LLC and UCLP Leasing, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2007
2.3	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007
3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007
3.3	First Amended and Restated Limited Partnership Agreement of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.1	Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

Exhibit
No.		Description

10.2		First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007
10.3		First Amended and Restated Omnibus Agreement, dated August 20, 2007, by and among Exterran Holdings, Exterran, Inc. (formerly known as Universal Compression, Inc.), UCO GP, LLC, UCO General Partner, LP, EXLP Operating LLC (formerly known as UCLP Operating LLC) and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007
10.4		Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P. (now Exterran Partners, L.P.), as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.5		Guaranty Agreement dated as of October 20, 2006 made by Universal Compression Partners, L.P. (now Exterran Partners, L.P.) as Guarantor, UCLP OLP GP LLC, as Guarantor and UCLP Leasing, L.P., as Guarantor and each of the other Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2007
10.6		Collateral Agreement dated as of October 20, 2006 made by UC Operating Partnership, L.P., UCLP OLP GP LLC, Universal Compression Partners, L.P. (now Exterran Partners, L.P.) and UCLP Leasing, L.P. in favor of Wachovia Bank, National Association, as US Administrative Agent, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2007
10.7		Registration Rights Agreement dated July 9, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Kayne Anderson Energy Total Return Fund, Inc. and each party listed as signatory thereto, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2007
10.8		Common Unit Purchase Agreement dated June 19, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2007
10	.9†	Universal Compression Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.10†	Form of Unit Option Grant, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.11†	Form of Phantom Unit Grant, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.12†	Form of Amendment to Unit Option Grant, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2007
21	.1*	List of Subsidiaries of Exterran Partners, L.P.
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31	.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

Exhibit
No.		Description

32	.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Exterran Partners, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Partners, L.P. (formerly, Universal Compression Partners, L.P.) and subsidiaries (the “Partnership”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ capital and comprehensive income and cash flows for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our audits also included the financial statement schedule for the year ended December 31, 2007 and the period from June 22, 2006 to December 31, 2006 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 2008

EXTERRAN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except unit amounts)

ASSETS
Current assets:
Cash and cash equivalents	$2,835	$2,430
Accounts receivable, trade, net of allowance of $86 and zero, respectively	13,434	5,676
Accounts receivable, affiliate	36,941	4,732

Total current assets	53,210	12,838
Compression equipment	393,906	193,957
Accumulated depreciation	(92,938)	(40,759)

Net compression equipment	300,968	153,198
Goodwill	67,152	36,549
Other assets	1,699	1,076

Total assets	$423,029	$203,661

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$481	$1,641
Accounts payable, affiliate	45,318	5,204
Accrued liabilities	1,991	234
Accrued interest	3,142	597
Current portion of interest rate swaps	2,170	—

Total current liabilities	53,102	7,676
Long-term debt	217,000	125,000
Interest rate swaps	7,768	1,528

Total liabilities	277,870	134,204
Commitments and contingencies (Note 10)
Partners’ capital:
Common units, 10,353,790 and 6,325,000 issued and outstanding, respectively	197,903	122,142
Subordinated units, 6,325,000 and 6,325,000 issued and outstanding, respectively	(49,411)	(57,468)
General partner units, 2% interest with 340,383 and 258,163 equivalent units issued and outstanding, respectively	5,827	5,496
Accumulated other comprehensive loss	(9,160)	(713)

Total partners’ capital	145,159	69,457

Total liabilities and partners’ capital	$423,029	$203,661

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

		Period from
		June 22, 2006
	Year Ended	through
	December 31,	December 31,
	2007	2006
	(In thousands, except per unit amounts)

Revenue	$107,675	$13,465
Costs and expenses:
Cost of sales (excluding depreciation)	46,066	5,271
Depreciation	16,570	2,108
Selling, general and administrative	13,730	1,566
Interest expense	11,658	1,815
Other (income) expense, net	(22)	—

Total costs and expenses	88,002	10,760

Income before income taxes	19,673	2,705
Income taxes	272	—

Net income	$19,401	$2,705

General partner interest in net income	$447	$54

Limited partner interest in net income	$18,954	$2,651

Weighted average limited partners’ units outstanding:
Basic	14,604	4,810

Diluted	14,702	4,811

Earnings per unit — Basic	$1.30	$0.55

Earnings per unit — Diluted	$1.29	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Period from
		June 22, 2006
	Year Ended	through
	December 31,	December 31,
	2007	2006
	(In thousands)

Net income	$19,401	$2,705
Other comprehensive loss:
Interest rate swaps loss	(8,447)	(713)

Comprehensive income	$10,954	$1,992

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

							Accumulated
	Partners’ Capital						Other
	Common Units		Subordinated Units		General Partner Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
	(In thousands, except unit amounts)

Balance, June 22, 2006	$—	—	$—	—	$—	—	$—	$—
Proceeds from initial public offering, net of underwriters discounts and offering expenses	120,693	6,325,000						120,693
Issuance of units to Universal Compression Holdings, Inc. for a portion of its U.S. contract operations business	16,199	825,000	(59,298)	6,325,000	5,421	258,163		(37,678)
Redemption of common units from Universal Compression Holdings, Inc.	(16,199)	(825,000)						(16,199)
Contribution of capital			505		21			526
Unit based compensation expense	123							123
Interest rate swap loss							(713)	(713)
Net income	1,326		1,325		54			2,705

Balance, December 31, 2006	$122,142	6,325,000	$(57,468)	6,325,000	$5,496	258,163	$(713)	$69,457

Proceeds from private placement, net of private placement expenses	68,982	2,014,395						68,982
Issuance of units to Universal Compression Holdings, Inc. for a portion of its U.S. contract operations business	2,626	2,014,395			46	82,220		2,672
Contribution of capital	1,727		11,151		350			13,228
Excess of purchase price of equipment over Exterran Holdings cost of equipment	(261)		(2093)		(96)			(2,450)
Distributions	(11,737)		(8,715)		(416)			(20,868)
Unit based compensation expense	3,184							3,184
Interest rate swaps loss							(8,447)	(8,447)
Net income	11,240		7,714		447			19,401

Balance, December 31, 2007	$197,903	10,353,790	$(49,411)	6,325,000	$5,827	340,383	$(9,160)	$145,159

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period from
		June 22, 2006
	Year Ended	through
	December 31,	December 31,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$19,401	$2,705
Adjustments to reconcile net income to cash provided by operating activities, net of effect of acquisitions:
Depreciation	16,570	2,108
Amortization of debt issuance cost	238	44
Amortization of fair value of acquired interest rate swaps	162	—
Unit based compensation expense	3,184	123
Changes in assets and liabilities:
Accounts receivable, trade	(7,758)	(10,408)
Other assets	(25)	—
Accounts payable, trade	(1,553)	7,372
Accrued liabilities	4,301	844

Net cash provided by operating activities	34,520	2,788

Cash flows from investing activities:
Capital expenditures	(32,362)	(332)

Net cash used in investing activities	(32,362)	(332)

Cash flows from financing activities:
Borrowings under revolving credit facility	105,800	125,000
Repayments under revolving credit facility	(13,800)	—
Payment on long-term debt	(159,600)	(228,400)
Distributions to unitholders	(20,868)	—
Net proceeds from issuance of common units	68,982	120,693
Repurchase of common units from affiliate	—	(16,199)
Capital contribution from limited and general partner	8,901	—
Decrease in net accounts receivable/accounts payable with affiliate	9,016	—
Debt issuance costs	(184)	(1,120)

Net cash used in financing activities	(1,753)	(26)

Net increase in cash and cash equivalents	405	2,430
Cash and cash equivalents at beginning of period	2,430	—

Cash and cash equivalents at end of period	$2,835	$2,430

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,951	$1,218

Supplemental disclosure of non-cash transactions:
Compression equipment acquired, net	$135,183	$154,974

Goodwill allocated in acquisition	$30,603	$36,549

Debt assumed in acquisition	$159,600	$228,400

Common and subordinated units issued in acquisition	$2,626	$43,099

General units issued in acquisition	$46	$5,421

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

We are a publicly held Delaware limited partnership formed on June 22, 2006, to acquire certain contract operations customer service agreements and a related compressor fleet used to service those customers from our predecessor, Exterran Partners Predecessor (the “Predecessor”), formerly referred to as Universal Compression Partners Predecessor. The Predecessor’s operations were owned by Universal Compression Holdings, Inc. and its subsidiaries (“Universal Compression Holdings”).

On August 20, 2007, we changed our name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings. In connection with the merger, Universal Compression Holdings and Hanover became wholly-owned subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”), a new company formed in anticipation of the merger, and Universal Compression Holdings was merged with and into Exterran Holdings.

In order to simplify our obligations under the laws of selected jurisdictions in which we conduct business, our activities are conducted through a wholly-owned subsidiary.

Exterran General Partner, L.P., formerly referred to as UCO General Partner, LP, is our general partner and an indirect wholly-owned subsidiary of Exterran Holdings. As Exterran General Partner, L.P. is a limited partnership, its general partner, Exterran GP LLC, formerly referred to UCO GP, LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC make decisions on our behalf.

Because we were formed on June 22, 2006, the prior year Consolidated Statement of Operations, Consolidated Statement of Partners’ Capital, Consolidated Statement of Comprehensive Income and the Consolidated Statement of Cash Flows are presented for the period from June 22, 2006 through December 31, 2006. However, we did not conduct any operations until the completion of our initial public offering on October 20, 2006. Therefore, our results of operations for the period from June 22, 2006 through December 31, 2006 only reflect operations beginning on October 20, 2006. Financial statements and notes for Exterran Partners Predecessor can be found beginning on page F-23.

Nature of Operations

Natural gas compression is a mechanical process whereby the pressure of a volume of natural gas is increased to a desired higher pressure for transportation from one point to another, and is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including: (i) at the wellhead; (ii) throughout gathering and distribution systems; (iii) into and out of processing and storage facilities; and (iv) along intrastate and interstate pipelines.

Initial Public Offering of the Partnership

In October 2006, we completed an initial public offering of 6,325,000 of our common units, at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option.

Principles of Consolidation

The accompanying consolidated financial statements include us and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash flows are computed using the indirect method.

Revenue Recognition

Revenue from contract operations is recorded when earned, which generally occurs monthly at the time the monthly service is provided to customers in accordance with the contracts.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. We believe that the credit risk in temporary cash investments that we have with financial institutions is minimal. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and the services we provide them and the terms of our contract operations service contracts.

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience. We review the adequacy of our allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the year ended December 31, 2007, our bad debt expense was $0.1 million and for the period from June 22, 2006 through December 31, 2006 no allowance for doubtful accounts was established. During the year ended December 31, 2007, Dominion Exploration and Production, Inc. and Devon Energy Corporation accounted for 24% and 12%, respectively, of our total revenue.

Property and Equipment

Property and equipment is carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives as of December 31, 2007 were 15 to 30 years.

Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated useful life of up to 6.5 years.

Depreciation expense for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006 was $16.6 million and $2.1 million, respectively.

Property and equipment is reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill recorded by us in connection with the July 2007 Contract Operation Acquisition, as described in Note 3, of $30.6 million was an allocation of Universal Compression Holdings’ goodwill related to its U.S. Contract Operations segment. The amount allocated was based on the fair value of the net assets of Universal Compression Holdings’ U.S. Contract Operations segment that were transferred to us to the total fair value of the net assets of Universal Compression Holdings’ U.S. Contract Operations segment. The amount of goodwill allocated to us in connection with the July 2007 Contract Operation Acquisition is based on preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. The final valuation of goodwill is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with accounting principles generally accepted in the U.S.

We perform an impairment test for goodwill annually, or more often if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of our reporting unit’s fair value with its carrying value. The fair value is determined using discounted cash flows and a market-related valuation model. Certain estimates and judgments are required in the application of the fair value models. In the fourth quarter of 2007, we performed our annual impairment analysis in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” and determined that no impairment had occurred. If for any reason the fair value of our goodwill or that of our reporting unit declines below the carrying value in the future, we may incur charges for the impairment.

Unit-Based Compensation

Effective June 22, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

Income Taxes

As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us generally flow through to our unitholders. However, Texas, through a recently enacted margin tax, imposes an entity-level income tax on partnerships.

The State of Texas’ margin tax became effective for tax reports originally due on or after January 1, 2008. This margin tax requires partnerships and other forms of legal entities to pay a tax of 1.0% on its “margin,” as defined in the law, based on 2007 results. The margin tax base to which the tax rate is applied is either the lesser of 70% of total revenues for U.S. federal income tax purposes or total revenue less cost of goods sold or compensation for U.S. federal income tax purposes. For the year ended December 31, 2007, we recorded an accrued liability related to the Texas margin tax of approximately $0.3 million.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for entities to report information about the operating segments and geographic areas in which they operate. We only operate in one segment and all of our operations are located in the U.S.

Fair Value of Financial Instruments

Our financial instruments consist of trade receivables and payables (which have carrying values that approximate fair value due to their short-term nature), interest rate swaps and long-term debt. The fair value of our revolving credit facility (see Note 6) is representative of its carrying value based upon variable rate terms.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedging and Uses of Derivative Instruments

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. Fair value was estimated using a discounted cash flow approach. These interest rate swaps result in financial impacts that are inversely correlated to those of the items being hedged. Changes in the fair value of the swaps designated as cash flow hedges are deferred in accumulated other comprehensive loss, net of tax, to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

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

The only potentially dilutive securities issued by us are unit options and phantom units, neither of which impact the amount of net income for dilutive earnings per unit purposes. The dilutive effects of unit option and phantom unit grants outstanding for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006 were 98,362 units and 980 units, respectively. For the period from June 22, 2006 through December 31, 2006, 332,143 unit options were excluded from the computation of diluted earnings per unit as the unit options exercise prices were greater than the average market price for the period.

Reclassifications

Certain amounts in the prior financial statements have been reclassified to conform to the 2007 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2.	Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 was issued to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on our consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the FASB’s Emerging Issues Task Force reached a consensus on Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”), which concludes that the presentation of taxes within EITF 06-3’s scope is an accounting policy decision that should be disclosed. If the taxes are reported on a gross basis, companies are required to disclose the amounts of those taxes if such amounts are deemed significant. This pronouncement is effective for interim and annual reporting periods beginning after December 15, 2006. We present the taxes within the scope of EITF 06-3 on a net basis. The adoption of EITF 06-3 did not have an impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB issued a FASB Staff Position that defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. We adopted the required provisions that were not deferred of SFAS No. 157 on January 1, 2008 and the adoption of SFAS No. 157 did not have a material impact on our consolidated results of operations, cash flows or financial position. We do not expect the adoption of the deferred provisions of SFAS No. 157 will have a material impact on our consolidated results of operations, cash flows or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS No. 159 provided entities the one-time election to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS No. 159 is effective for financial statements as of the beginning of the first fiscal year that begins after November 15, 2007. Its provision may be applied to an earlier period only if the following conditions are met: (i) the decision to adopt is made after the issuance of SFAS No. 159 but within 120 days after the first day of the fiscal year of adoption, and no financial statements, including footnotes, for any interim period of the adoption year have yet been issued and (ii) the requirements of SFAS No. 157 are adopted concurrently with or prior to the adoption of SFAS No. 159. We adopted SFAS No. 159 on January 1, 2008 and the adoption of SFAS No. 159 did not impact our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value with any gain or loss recognized in earnings. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  July 2007 Contract Operations Acquisition

In July 2007, we acquired from Universal Compression Holdings contract operations customer service agreements with eight customers and a fleet of 722 compressor units having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising 281,992 horsepower, or 13% (by then available horsepower) of the combined U.S. contract operations business relating to natural gas compression of Universal Compression Holdings and ours (the “July 2007 Contract Operations Acquisition”). At the time of the acquisition, these compressor units served the compression service needs of the eight customers that became customers of ours upon the closing of the acquisition. The acquisition also included the preliminary allocation of $30.6 million of goodwill associated with the acquired business. In connection with this acquisition, we assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings approximately 2.0 million common units and 82,220 general partner units. Additionally, we issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. We used the proceeds from the private placement to repay the remainder of the debt assumed from Universal Compression Holdings. We entered into a registration rights agreement with the purchasers of the units offered in the private placement that, among other things, required us to file a shelf registration statement with the Securities and Exchange Commission (the “SEC”) covering the common units. We filed the shelf registration statement with the SEC on December 19, 2007 and the SEC declared it effective on January 7, 2008.

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

Pro Forma Financial Information

The unaudited pro forma financial information for the years ended December 31, 2007 and 2006 assumes that the contribution of the assets and the assumption of the long-term debt in the July 2007 Contract Compression Acquisition and the other related transactions, as described below, occurred as of the beginning of each of the periods presented. The unaudited pro forma financial information for the year ended December 31, 2006 also assumes that our initial public offering occurred on January 1, 2006. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of each period presented, nor is it necessarily indicative of future results. The unaudited pro forma consolidated financial information was derived by adjusting our historical financial statements.

The pro forma financial information reflects the following transactions:

•	the contribution of the assets in the July 2007 Contract Compression Acquisition from Universal Compression Holdings to us;

•	our assumption of $159.6 million of Universal Compression Holdings’ revolving debt;

•	the issuance of our common units in a private placement, payment of estimated private placement fees and use of the proceeds received from the private placement to repay the remainder of the debt assumed from Universal Compression Holdings;

•	additional borrowings of $90 million under our amended revolving credit facility and use of those proceeds to retire a portion of the debt assumed from Universal Compression Holdings and not repaid with the proceeds from the private placement; and

•	our initial public offering and the formation transactions related to us.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2007	2006
	(In thousands, except per unit amounts)

Total revenues	$139,071	$113,766

Net income	$28,187	$28,631

Basic income per limited partner unit	$1.89	$1.68

Diluted income per limited partner unit	$1.87	$1.68

4.	Merger Between Universal Compression Holdings And Hanover

On August 20, 2007, Universal Compression Holdings and Hanover completed their merger transaction. In connection with the merger, Universal Compression Holdings and Hanover became wholly-owned subsidiaries of Exterran Holdings, and Universal Compression Holdings then merged with and into Exterran Holdings. As a result of the merger, Exterran Holdings became the owner of our general partner, which owns 340,383 general partner units, representing a 2% general partner interest, and all the incentive distribution rights in us, and also owns 2,014,395 common units and 6,325,000 subordinated units, collectively representing a 49% limited partner interest in us.

5.	Related Party Transactions

We are a party to an omnibus agreement with Exterran Holdings, and prior to the merger between Universal Compression Holdings and Hanover, with Universal Compression Holdings (as amended, the “Omnibus Agreement”), the terms of which include, among other things:

•	certain agreements not to compete between Exterran Holdings and its affiliates, on the one hand, and us and our affiliates, on the other hand;

•	Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for the provision of such services, subject to certain limitations and the cost caps discussed below;

•	the terms under which we, Exterran Holdings, and our respective affiliates may transfer compression equipment among one another to meet our respective compression services obligations;

•	the terms under which we may purchase newly-fabricated compression equipment from Exterran Holdings’ affiliates;

•	Exterran Holdings’ grant of a license of certain intellectual property to us, including our logo; and

•	Exterran Holdings’ obligation to indemnify us for certain liabilities and our obligation to indemnify Exterran Holdings for certain liabilities.

The Omnibus Agreement will terminate upon a change of control of our general partner or the removal or withdrawal of our general partner, and certain provisions, will terminate upon a change of control of Exterran Holdings.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-competition

Under the Omnibus Agreement, Exterran Holdings agreed not to offer or provide compression services in the U.S. to our contract operations services customers. In addition, under the Omnibus Agreement, we agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers.

Exterran Holdings also agreed that new customers for contract operations services will be for our account unless the new customer is unwilling to contract with us or unwilling to do so under our new form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with us, then Exterran Holdings may provide compression services to the new customer.

Unless the Omnibus Agreement is terminated earlier as described above, the non-competition provisions of the Omnibus Agreement will terminate in October 2009. If a change of control of Exterran Holdings occurs prior to October 19, 2009, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide compression services to our customers at the sites at which we are providing compression services to them at the time of the change of control.

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, Exterran Holdings will indemnify us for three years after the closing of our initial public offering against certain potential environmental claims, losses and expenses associated with the operation of our assets and occurring before the closing date of the initial public offering. Exterran Holdings’ maximum liability for this indemnification obligation will not exceed $5 million and Exterran Holdings will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of the initial public offering. We have agreed to indemnify Exterran Holdings against environmental liabilities related to our assets to the extent Exterran Holdings is not required to indemnify us.

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006, there were no requests for indemnification by either party.

Purchase of New Compression equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we will be permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of the board of directors of our general partner. During the year ended December 31, 2007, we purchased $24.5 million of new compression equipment from Exterran Holdings. For the period from June 22, 2006 through December 31, 2006, we did not purchase any new compression equipment from Universal Compression Holdings. Under accounting principles generally accepted in the U.S., transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as an equity distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. As a result, the equipment purchased during the year ended December 31, 2007 was recorded in our consolidated balance sheet as property, plant and equipment of $24.5 million, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $2.5 million, which represents the fixed

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin we paid above the carrying value. During the year ended December 31, 2007, Exterran Holdings contributed $3.5 million to overhaul compression equipment to us. These costs related to in-progress overhauls on equipment that was contributed to us on the dates of our initial public offering and the July 2007 Contract Operations Acquisition.

Transfer of Compression Equipment with Exterran Holdings

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to transfer compression equipment between Exterran Holdings and us so as to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be so transferred if it will not cause us to breach any existing contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs.

In consideration for such transfer of compression equipment, the transferee will either (i) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it; (ii) agree to lease such compression equipment from the transferor; or (iii) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it.

Unless the Omnibus Agreement is terminated earlier as discussed above, the transfer of compression equipment provisions of the Omnibus Agreement described above will terminate on October 16, 2009.

For the year ended December 31, 2007 and for the period from June 22, 2006 through December 31, 2006, we had revenue of $1.4 million and $37,000, respectively, from affiliates related to rental of compression equipment. For the year ended December 31, 2007 and for the period from June 22, 2006 through December 31, 2006, we had cost of sales of $4.9 million and $72,000, respectively, with affiliates related to rental of compression equipment.

Reimbursement of Operating and General and Administrative Expense

Exterran Holdings provides all operational staff, corporate staff and support services reasonably necessary to run our business. The services to be provided by Exterran Holdings may include, without limitation, operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning (“ERP”) system, training, executive, sales, business development and engineering.

We are charged costs incurred by Exterran Holdings directly attributable to us. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings other operations and us. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue, employee headcount and net assets. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our selling, general and administrative expense for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006 are $10.4 million and $1.8 million, respectively, of indirect costs incurred by Exterran Holdings and Universal Compression Holdings.

Exterran Holdings agreed that, for a period that will terminate on December 31, 2008, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any selling, general and administrative costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). For the period from the closing of the initial public offering through July 8, 2007, cost of sales were capped at $16.95 per operating horsepower. Subsequent to July 8, 2007, the cost of sales cap was increased to

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$18.00 per operating horsepower. The cost of sales cost caps are determined on a quarterly basis. For the period from the closing of the initial public offering through July 8, 2007, selling, general and administrative costs were capped at $2.5 million per quarter. Subsequent to July 8, 2007, selling, general and administrative costs were capped at $4.75 million per quarter. These caps may be subject to increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006, our cost of sales exceeded the cap provided in the Omnibus Agreement by $8.6 million and $0.5 million, respectively. For the year ended December 31, 2007, our selling, general and administrative expenses exceeded the cap in one quarter, resulting in a reduction in our reimbursement to Exterran Holdings of $0.3 million. The excess amounts over the caps are included in the consolidated statements of operations. The cash received for the amounts over the caps have been accounted for as a capital contribution in our consolidated balance sheets and statements of cash flows.

6.	Long-Term Debt

On October 20, 2006, we, as guarantor, and EXLP Operating LLC, our wholly-owned subsidiary (“Operating Partnership” and together the “Partnership Borrowers”), entered into a senior secured credit agreement. The credit facility under the credit agreement initially consisted of a five-year $225 million revolving credit facility. We expanded our credit facility to $315 million in connection with the July 2007 Contract Operations Acquisition as described in Note 3. Borrowings under the credit agreement are secured by substantially all of the personal property assets of the Partnership Borrowers. In addition, all of the capital stock of our U.S. restricted subsidiaries has been pledged to secure the obligations under the credit agreement.

Our revolving credit facility bears interest at a Base Rate, as defined in the credit agreement, or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 1.0% to 2.0% or (ii) in the case of Base Rate loans, from 0.0% to 1.0%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At December 31, 2007, all amounts outstanding were LIBOR loans and the applicable margin was 1.25%. The weighted average interest rate on the outstanding balance at December 31, 2007, excluding the effect of interest rate swaps was 6.6%.

Under the credit agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. We are also subject to financial covenants which include a total leverage and an interest coverage ratio.

As of December 31, 2007, we had an aggregate unused credit availability of approximately $98.0 million under our $315 million revolving credit facility. All amounts outstanding under the $315 million revolving credit facility mature in October 2011. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the revolving credit facility may be increased by an additional $135 million.

As of December 31, 2007, we were in compliance with all financial covenants and have pledged assets with a carrying value of $354.2 million as collateral for the credit facility.

7.	Partners’ Equity, Allocations and Cash Distributions

Issuance of Units

In October 2006, we completed an initial public offering of 6,325,000 common units. Upon the closing of our initial public offering (and taking into account the underwriters’ exercise of their over-allotment option), Universal Compression Holdings and its subsidiaries received an aggregate of 6,325,000 subordinated units, which constituted 49% ownership of us at that time, and a 2% general partner interest.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the July 2007 Contract Operations Acquisition, as described in Note 3, we sold 2,014,395 common units in a private placement and issued 2,014,395 common units and 82,220 general partner units to Universal Compression Holdings.

Units Outstanding

Partners’ capital at December 31, 2007 consists of 10,353,790 common units outstanding, 6,325,000 subordinated units held by Exterran Holdings, collectively representing a 98% effective ownership interest in us, and 340,383 general partner units representing a 2% general partner interest in us. See Note 1 for discussion of the relationship with the general partner and the effective ownership by Exterran Holdings.

Common Units

During the subordination period, the common units will have the right to receive distributions of available cash (as defined in the partnership agreement) from operating surplus in an amount equal to the minimum quarterly distribution of $0.35 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units. At our current stated rate of distributions, the common units are not due any arrearages and all subordinated units have received full distributions.

The common units have limited voting rights as set forth in our partnership agreement.

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

The subordinated units may convert to common units on a one-for-one basis when certain conditions are met, which conditions are set forth in our partnership agreement.

The subordinated units have limited voting rights as set forth in our partnership agreement.

General Partner Units

The general partner units have the same rights to receive distributions of available cash from operating surplus as the common units for each quarter. The general partner units also have the right to receive incentive distributions of cash in excess of the minimum quarterly distributions.

The general partner units have the management rights as set forth in our partnership agreement.

Cash Distributions

We will make distributions of available cash (as defined in our partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:

•	first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

•	third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter;

•	fourth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	fifth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

On February 14, 2007, we distributed approximately $3.6 million, or $0.278 per unit, which reflects the pro rata portion of the minimum quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering on October 20, 2006 through December 31, 2006. On May 15, 2007, we distributed approximately $4.5 million, or $0.35 per unit, our minimum quarterly distribution, covering the period from January 1, 2007 through March 31, 2007. On August 14, 2007, we distributed approximately $6.0 million, or $0.35 per unit, our minimum quarterly distribution, covering the period from April 1, 2007 through June 30, 2007. On November 14, 2007, we distributed approximately $6.8 million, or $0.40 per unit, covering the period from July 1, 2007 through September 30, 2007.

On February 14, 2008, we distributed approximately $7.3 million, including distributions to our general partner on its incentive distribution rights, or $0.425 per unit, covering the period from October 1, 2007 through December 31, 2007.

8.	Unit-Based Compensation

The following table presents the unit-based compensation expense included in our results of operations (in thousands):

		June 22, 2006
	Year Ended	through
	December 31,	December 31,
	2007	2006

Unit options	$3,122	$119
Phantom units	62	4

Total unit-based compensation expense	$3,184	$123

We have granted unit options to individuals who were not employees of ours, but who were employees of Universal Compression Holdings. Further, in the future we may grant unit options to employees of Exterran Holdings. Because we grant unit options to non-employees, we are required to re-measure the fair value of the unit options each period and to record a cumulative adjustment of the expense previously recognized. The cumulative effect recognized in selling, general and administrative expenses as a result of the re-measurement of fair value of the unit options was an expense of $1.8 million and $0.2 million for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006, respectively. We have also granted phantom units to directors of the general partner of our general partner.

During the year ended December 31, 2007, the board of directors of Exterran GP LLC, the general partner of our general partner, approved an amendment to the unit option agreements covering awards previously made under our long-term incentive plan. This amendment modified the awards such that the holders who are terminated without cause prior to the vesting date of January 1, 2009 will nonetheless vest on that date and

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the awards will expire on December 31, 2009. As a result of this modification, we recorded incremental compensation expense of $0.9 million. Because the awards were granted to individuals who were not employees of ours, we allocated $0.8 million of the incremental compensation expense to Exterran Holdings.

There was no unit-based compensation cost capitalized during the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006.

Long-Term Incentive Plan

We have a long-term incentive plan that was adopted by Exterran GP LLC, the general partner of our general partner, in October 2006, for its employees, directors and affiliates who perform services for us. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,035,378 common units, common unit options, restricted units and phantom units. The long-term incentive plan is administered by the board of directors of Exterran GP LLC or a committee thereof (the “Plan Administrator”).

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

Unit Options

During the period from June 22, 2006 through December 31, 2006, we granted 593,572 unit options to certain employees of Universal Compression Holdings. The unit options vest on January 1, 2009 and have a contractual life of three years. No unit options vested during the year ended December 31, 2007.

As we do not have any employees, the unit options have been accounted for as grants to non-employees and we are required to remeasure the fair value for these awards at each reporting date. At December 31, 2007, the weighted average fair value was $7.85 and was estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

December 31,
2007

Expected life in years	1.5
Risk-free interest rate	3.45%
Volatility	24.12%
Dividend yield	5.0%

The expected life represents the period of time the unit options are expected to be outstanding prior to exercise and is based on the simplified model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the remeasurement for a period commensurate with the estimated expected life of the unit options. Expected volatility is based on the historical volatility of comparable partnerships’ units over the most recent period commensurate with the expected life of the unit options and other factors. The dividend yield is the expected dividend rate that will be paid out on the underlying units during the expected term of the options. Under SFAS No. 123R, we are required to record compensation cost from unit-based compensation utilizing an estimated forfeiture rate. Historical data related to forfeitures experienced by Universal Compression Holdings was used to estimate forfeiture rates.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents unit option activity for the year ended December 31, 2007 (remaining life in years, intrinsic value in thousands):

		Weighted	Weighted
		Average	Average	Aggregate
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value

Unit options outstanding, December 31, 2006	593,572	$23.76
Granted	—	—

Unit options outstanding, December 31, 2007	593,572	$23.76	2.0	$4,889

As of December 31, 2007, no unit options were exercisable.

Intrinsic value is the difference between the market value of our units and the exercise price of each unit option multiplied by the number of unit options outstanding. As of December 31, 2007, $2.3 million of unrecognized compensation cost related to non-vested unit options is expected to be recognized over the weighted-average period of one year.

Phantom Units

During the year ended December 31, 2007, we granted 3,825 phantom units to directors of Exterran GP LLC which settle on January 1, 2010 and have a contractual life of 2.2 years. No phantom units vested during the year ended December 31, 2007.

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit

Phantom units outstanding, December 31, 2006	5,607	$22.12
Granted	3,825	31.37

Phantom units outstanding, December 31, 2007	9,432	$25.87

As of December 31, 2007, $0.2 million of unrecognized compensation cost related to non-vested phantom units is expected to be recognized over the weighted-average period of 1.4 years.

9.	Accounting for Interest Rate Swap Agreements

As of December 31, 2007, the notional amount of the interest rate swap agreements related to our floating rate debt was $205.0 million and the fair value of these interest rate swap agreements was a liability of approximately $9.9 million. Two swap agreements with a notional amount of $80.0 million terminate in October 2011 and have an average fixed rate of 5.33%. An additional swap agreement with a notional amount of $125.0 million terminates in December 2011 and has a fixed rate of 5.28%. Because the terms of the hedged item and these swaps do not substantially coincide, we perform calculations to determine the amount of ineffectiveness, if any. For the year ended December 31, 2007, we recorded approximately $36,000 of ineffectiveness as a reduction in interest expense.

10.	Commitments and Contingencies

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

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeding to which we are a party will not have a material adverse effect on our financial position, results of operations or cash flows for the period in which that resolution occurs.

11.	Selected Quarterly Financial Data (Unaudited)

In the opinion of management, the summarized quarterly financial data below (in thousands, except per share amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and the results of operations for the respective periods.

	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Year Ended December 31, 2007:
Revenue	$36,575	$34,711	$18,804	$17,585
Gross profit(1)	15,404	14,565	7,774	7,296
Net income	7,312	7,482	2,264	2,343
Earnings per unit — basic	$0.43	$0.45	$0.18	$0.18
Earnings per unit — diluted	$0.42	$0.45	$0.17	$0.18

December 31,
2006(2)

Quarter Ended December 31, 2006:
Revenue	$13,465
Gross profit(1)	6,086
Net income	2,705
Earnings per unit — basic	$0.55
Earnings per unit — diluted	$0.55

(1)	Gross profit is defined as revenue less cost of sales and depreciation expense.

(2)	We were formed on June 22, 2006 but did not commence operations until October 20, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Exterran Partners, L.P.
Houston, Texas

We have audited the accompanying combined statements of operations, comprehensive income and changes in net parent equity and cash flows of Exterran Partners Predecessor (formerly, Universal Compression Partners Predecessor) (the “Company”) for the period from January 1, 2006 to October 19, 2006 and the nine months ended December 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such combined financial statements present fairly, in all material respects, the results of operations and cash flows of Exterran Partners Predecessor for the period from January 1, 2006 to October 19, 2006 and the nine months ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/  DELOITTE & TOUCHE LLP

Houston, TX
March 27, 2007

EXTERRAN PARTNERS PREDECESSOR

COMBINED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME AND
CHANGES IN NET PARENT EQUITY

	January 1, through	Nine Months Ended
	October 19,	December 31,
	2006	2005
	(In thousands)

Revenue	$317,973	$248,414
Cost of sales (excluding depreciation expense)	118,400	90,200
Depreciation	61,317	52,595
Selling, general and administrative expenses	30,584	20,395
Other (income) expense, net	(298)	1,220

Net income and comprehensive income	$107,970	$84,004

Combined changes in net parent equity:
Balance at beginning of period	$1,268,938	$1,290,289
Net income	107,970	84,004
Net distribution to parent	(72,201)	(105,355)

Balance at end of period	$1,304,707	$1,268,938

The accompanying notes are an integral part of these combined financial statements.

EXTERRAN PARTNERS PREDECESSOR

COMBINED STATEMENTS OF CASH FLOWS

	January 1, through	Nine Months Ended
	October 19,	December 31,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$107,970	$84,004
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	61,317	52,595
(Gain) loss on asset sales	(298)	628
(Increase) decrease in receivables	(28,478)	(2,975)
Increase (decrease) in accrued liabilities	10,725	955

Net cash provided by operating activities	151,236	135,207

Cash flows from investing activities:
Additions to property and equipment	(103,635)	(61,607)
Proceeds from sale of property and equipment	8,878	7,778

Net cash used in investing activities	(94,757)	(53,829)

Cash flows from financing activities:
Net distributions to parent	(56,479)	(81,378)

Net cash used in financing activities	(56,479)	(81,378)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

The accompanying notes are an integral part of these combined financial statements.

EXTERRAN PARTNERS PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

These notes apply to the unaudited combined statements of operations, comprehensive income and changes in net parent equity and cash flows financial statements of the natural gas contract operations business that was provided in the United States of America (“U.S.”) by Universal Compression Holdings, Inc. (along with its subsidiaries, “Universal Compression Holdings”) and its subsidiaries (“Exterran Partners Predecessor” or the “Predecessor”), formerly referred to as Universal Compression Partners Predecessor.

In October 2006, a subsidiary of Universal Compression Holdings, Universal Compression Partners, L.P. (subsequently named Exterran Partners, L.P. and along with its subsidiaries, “the Partnership”), completed an initial public offering of 6,325,000 common units representing limited partner interests in the Partnership, at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option. As of the closing of the initial public offering, Universal Compression Holdings contributed to the Partnership a portion of the Predecessor’s business comprising contract operations services contracts with nine customers and a fleet of compressor units to service those customers, comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of the Predecessor’s business. On August 20, 2007, the Partnership changed its name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings. In connection with the merger, Universal Compression Holdings and Hanover became wholly-owned subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”), a new company formed in anticipation of the merger, and Universal Compression Holdings was merged with and into Exterran Holdings. For financial reporting purposes, the Predecessor is deemed to be the predecessor of the Partnership. A subsidiary of Exterran Holdings is the general partner of the Partnership.

Nature of Operations

Natural gas compression is a mechanical process whereby the pressure of a volume of natural gas at an existing pressure is increased to a desired higher pressure for transportation from one point to another, and is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including: (i) at the wellhead; (ii) throughout gathering and distribution systems; (iii) into and out of processing and storage facilities; and (iv) along intrastate and interstate pipelines.

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

EXTERRAN PARTNERS PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

In December 2005, Universal Compression Holdings’ board of directors approved a change to its fiscal year end from March 31 to December 31, effective in 2005. As a result of this change, the Predecessor is reporting a nine-month transition period ended December 31, 2005.

Use of Estimates

In preparing the Predecessor’s financial statements in conformity with accounting principles acceptable in the U.S., management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

Revenue Recognition

Revenue is recognized by the Predecessor using the following criteria: (i) persuasive evidence of an exchange arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the buyer’s price is fixed or determinable; and (iv) collectibility is reasonably assured.

Revenue from contract operations service is recorded when earned, which generally occurs monthly at the time the monthly service is provided to customers in accordance with the contracts.

Concentration of Credit Risk

Trade accounts receivable are due from companies of varying size engaged in oil and natural gas activities in the U.S. The Predecessor reviews the financial condition of customers prior to extending credit and periodically updates customer credit information. Payment terms are on a short-term basis. No single customer accounted for 10% or more of the Predecessor’s revenue for the period January 1, 2006 through October 19, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005. For the period January 1, 2006 through October 19, 2006 and the nine months ended December 31, 2005, the Predecessor wrote off bad debts, net of recoveries totaling $0.2 million and $(0.1) million, respectively.

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

Depreciation expense for the period January 1, 2006 through October 19, 2006 and the nine months ended December 31, 2005 was $61.3 million and $52.6 million, respectively.

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

EXTERRAN PARTNERS PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

The Predecessor’s operations were included in Universal Compression Holdings consolidated federal tax return. Following the initial public offering of the Partnership, its operations were treated as a partnership for federal tax purposes with each partner being separately taxed on its share of taxable income. As a result, income taxes have been excluded from these combined financial statements.

Comprehensive Income

The Predecessor had no items of other comprehensive income for any period presented in the Combined Statements of Operations, Comprehensive Income and Changes in Net Parent Equity. As a result, net income and comprehensive income are the same for all periods presented.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for entities to report information about the operating segments and geographic areas in which they operate. The Predecessor only operates in one segment and all of its operations are located in the U.S.

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

Non-cash Financing and Investing Activities

Net distributions to parent on the Combined Statements of Cash Flows for the period January 1, 2006 through October 19, 2006 and the nine months ended December 31, 2005 exclude certain non-cash transactions related to net transfers of compression equipment (from)/to the Predecessor and from/ (to) other subsidiaries of Universal Compression Holdings of $(15.7 million) and ($24.0 million), respectively.

EXTERRAN PARTNERS PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

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

The Predecessor had no employees. The employees supporting the Predecessor were employees of Universal Compression Holdings. Services provided by Universal Compression Holdings to the Predecessor included support of the contract operations services provided by the Predecessor to its customers utilizing equipment owned by the Predecessor, such as designing, sourcing, installing, operating, servicing, repairing and maintaining the equipment. Additionally, Universal Compression Holdings provided to the Predecessor centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. Cost incurred by Universal Compression Holdings on behalf of the Predecessor and that can be directly identified to the Predecessor are included in the Predecessor’s results of operations. Cost incurred by Universal Compression Holdings that are indirectly attributable to the Predecessor and Universal Compression Holdings’ other operations are allocated among the Predecessor and Universal Compression Holdings’ other operations. For the period January 1, 2006 through October 19, 2006 and the nine months ended December 31, 2005, Universal Compression Holdings’ defined contribution 401(k) plan and employees’ supplemental savings plan expense allocated to the Predecessor was $0.8 million and $0.4 million, respectively. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue, employee headcount and net assets. Management believes that the allocation methodologies used to allocate indirect cost to it are reasonable.

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

4.	Universal Compression Holdings Stock-Based Compensation

Universal Compression Holdings granted stock options and restricted stock to designated employees. Effective January 1, 2006, Universal Compression Holdings adopted SFAS No. 123R, “Share-Based Payment,” which required that compensation cost relating to share-based payment transactions be recognized in the financial

EXTERRAN PARTNERS PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

statements. That cost is measured based on the fair value of the equity or liability instruments issued. Prior to 2006, Universal Compression Holdings accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, stock option expense was not recognized in net income as the exercise price of stock options granted was equal to the market value of the stock on the date of grant.

A portion of the stock-based compensation expense incurred by Universal Compression Holdings was an indirect cost allocated to the Predecessor based on factors discussed in Note 3. Universal Compression Holdings adopted SFAS No. 123R utilizing the modified prospective transition method. As a result, prior periods for Universal Compression Holdings’ results of operations have not been restated to reflect the impact of SFAS No. 123R and the Predecessor’s results of operations for periods prior to January 1, 2006 do not reflect the incremental expense that would have been incurred if Universal Compression Holdings had followed the provisions of SFAS No. 123R during those periods. In the period January 1, 2006 through October 19, 2006, the adoption of SFAS No. 123R by Universal Compression Holdings impacted the Predecessor’s results of operation by increasing selling, general and administrative expenses by $1.7 million as compared to the expense that would have been recognized under APB 25.

The Predecessor’s net income for the nine months ended December 31, 2005 was $84.0 million. If Universal Compression Holdings had adopted SFAS No. 123R for these periods net income would have been $82.6 million due to revised allocations of cost to the Predecessor. Stock-based compensation expense incurred by Universal Compression Holdings and allocated to the Predecessor for the period from January 1, 2006 through October 19, 2006 and the nine months ended December 31, 2005 was $2.5 million and $0.5 million, respectively.

5.	Commitments and Contingencies

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

6.	Selected Quarterly Financial Data (Unaudited)

In the opinion of management, the summarized quarterly financial data below (in thousands) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly the financial position and the results of operations of the Predecessor for the respective periods.

	September 30,	June 30,	March 31,
	2006	2006	2006

Nine Months Ended September 30, 2006:
Revenue	$101,058	$101,460	$94,045
Gross profit(1)	44,339	43,928	40,171
Net income (loss)	33,936	34,949	31,947

(1)	Gross profit is defined as revenue less cost of sales and depreciation expense.

EXTERRAN PARTNERS, L.P.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Item	of Period	Expenses(1)	Deductions(2)	Period
(In thousands)

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
December 31, 2007	$—	$86	$—	$86
December 31, 2006	$—	$—	$—	$—

(1)	Amounts accrued for uncollectibility

(2)	Uncollectible accounts written off, net of recoveries

EXTERRAN PARTNERS PREDECESSOR

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Item	of Period	Expenses(1)	Deductions(2)	Period
	(In thousands)

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
October 19, 2006	$767	$116	$184	$1,067
December 31, 2005	$401	$241	$125	$767

(1)	Amounts accrued for uncollectibility

(2)	Uncollectible accounts written off, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2008.

Exterran Partners, L.P.

By:	/s/ STEPHEN A. SNIDER
Stephen A. Snider
Chief Executive Officer, Exterran GP LLC
As General Partner of Exterran General Partner, L.P.
  As General Partner of Exterran Partners, L.P.

II-1

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Snider, Daniel K. Schlanger, J. Michael Anderson, Brian A. Matusek and Donald C. Wayne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on February 28, 2008.

Name	Title

/s/ STEPHEN A. SNIDER Stephen A. Snider	President, Chief Executive Officer and Chairman of the Board, Exterran GP LLC As General Partner of Exterran General Partner, L.P. As General Partner of Exterran Partners, L.P. (Principal Executive Officer)

/s/ DANIEL K. SCHLANGER Daniel K. Schlanger	Senior Vice President, Chief Financial Officer and Director, Exterran GP LLC As General Partner of Exterran General Partner, L.P. As General Partner of Exterran Partners, L.P. (Principal Financial Officer)

/s/ KENNETH R. BICKETT Kenneth R. Bickett	Vice President and Corporate Controller, Exterran GP LLC As General Partner of Exterran General Partner, L.P. As General Partner of Exterran Partners, L.P. (Principal Accounting Officer)

/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President and Director, Exterran GP LLC As General Partner of Exterran General Partner, L.P. As General Partner of Exterran Partners, L.P.

/s/ BRIAN A. MATUSEK Brian A. Matusek	Senior Vice President and Director, Exterran GP LLC As General Partner of Exterran General Partner, L.P. As General Partner of Exterran Partners, L.P.

/s/ ERNIE L. DANNER Ernie L. Danner	Director, Exterran GP LLC As General Partner of Exterran General Partner, L.P. As General Partner of Exterran Partners, L.P.

/s/ JAMES G. CRUMP James G. Crump	Director, Exterran GP LLC As General Partner of Exterran General Partner, L.P. As General Partner of Exterran Partners, L.P.

/s/ MARK A. McCOLLUM Mark A. McCollum	Director, Exterran GP LLC As General Partner of Exterran General Partner, L.P. As General Partner of Exterran Partners, L.P.

/s/ G. STEPHEN FINLEY G. Stephen Finley	Director, Exterran GP LLC As General Partner of Exterran General Partner, L.P. As General Partner of Exterran Partners, L.P.

II-2

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), UCO GP, LLC, UCO General Partner, LP, UC Operating Partnership, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCLP Leasing, L.P., UCI MLP LP LLC, UCI GP LP LLC, UCLP OLP GP LLC, and UCLP Leasing GP LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
2.2	Contribution Conveyance and Assumption Agreement, dated May 29, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing Holding GP LLC, UCI Leasing Holding LP LLC, UCI Compressor Holding, L.P., UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP OLP GP LLC, UC Operating Partnership, L.P., UCLP Leasing GP LLC and UCLP Leasing, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2007
2.3	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007
3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007
3.3	First Amended and Restated Limited Partnership Agreement of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.1	Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.2	First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007

Exhibit
No.		Description

10.3		First Amended and Restated Omnibus Agreement, dated August 20, 2007, by and among Exterran Holdings, Exterran, Inc. (formerly known as Universal Compression, Inc.), UCO GP, LLC, UCO General Partner, LP, EXLP Operating LLC (formerly known as UCLP Operating LLC) and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007
10.4		Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P. (now Exterran Partners, L.P.), as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.5		Guaranty Agreement dated as of October 20, 2006 made by Universal Compression Partners, L.P. (now Exterran Partners, L.P.) as Guarantor, UCLP OLP GP LLC, as Guarantor and UCLP Leasing, L.P., as Guarantor and each of the other Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2007
10.6		Collateral Agreement dated as of October 20, 2006 made by UC Operating Partnership, L.P., UCLP OLP GP LLC, Universal Compression Partners, L.P. (now Exterran Partners, L.P.) and UCLP Leasing, L.P. in favor of Wachovia Bank, National Association, as US Administrative Agent, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2007
10.7		Registration Rights Agreement dated July 9, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Kayne Anderson Energy Total Return Fund, Inc. and each party listed as signatory thereto, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2007
10.8		Common Unit Purchase Agreement dated June 19, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2007
10	.9†	Universal Compression Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.10†	Form of Unit Option Grant, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.11†	Form of Phantom Unit Grant, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.12†	Form of Amendment to Unit Option Grant, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2007
21	.1*	List of Subsidiaries of Exterran Partners, L.P.
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31	.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

Exhibit
No.		Description

32	.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	The registrant hereby agrees to supplementally furnish the staff, on a confidential basis, a copy of any omitted schedule upon the staff’s request.