Form 10-Q
period 2008-03-31
EXTERRAN PARTNERS, L.P.
filed 2008-05-08
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                     TO                    .
Commission File No. 001-33078
EXTERRAN PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3935108 (I.R.S. Employer Identification No.)

16666 Northchase Drive Houston, Texas (Address of principal executive offices)	77060 (Zip Code)
(281) 836-7000
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
Yes ☐ No ☑
As of April 30, 2008, there were 10,353,790 common units and 6,325,000 subordinated units outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit amounts)
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$286	$2,835
Accounts receivable, trade, net of allowance of $129 and $86, respectively	21,500	13,434
Accounts receivable, affiliate	1,822	36,941

Total current assets	23,608	53,210
Compression equipment	398,066	393,906
Accumulated depreciation	(98,491)	(92,938)

Net compression equipment	299,575	300,968
Goodwill	67,152	67,152
Other assets	1,569	1,699

Total assets	$391,904	$423,029

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$541	$481
Accounts payable, affiliate	11,846	45,318
Accrued liabilities	2,056	1,991
Accrued interest	3,269	3,142
Current portion of interest rate swaps	5,581	2,170

Total current liabilities	23,293	53,102
Long-term debt	217,000	217,000
Interest rate swaps	11,645	7,768
Other long-term liabilities	40	—

Total liabilities	251,978	277,870
Commitments and contingencies (Note 11)
Partners’ capital:
Limited partner units:
Common units, 10,353,790 units issued and outstanding	197,670	197,903
Subordinated units, 6,325,000 units issued and outstanding	(47,240)	(49,411)
General partner units, 2% interest with 340,383 units issued and outstanding	5,944	5,827
Accumulated other comprehensive loss	(16,448)	(9,160)

Total partners’ capital	139,926	145,159

Total liabilities and partners’ capital	$391,904	$423,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$35,267	$17,585

Costs and expenses:
Cost of sales (excluding depreciation)	16,143	7,507
Depreciation	5,674	2,782
Selling, general and administrative	3,001	2,770
Interest expense	3,801	2,133
Other (income) expense, net	(10)	(6)

Total costs and expenses	28,609	15,186

Income before income taxes	6,658	2,399
Income taxes	111	56

Net income	$6,547	$2,343

General partner interest in net income	$187	$47

Limited partner interest in net income	$6,360	$2,296

Weighted average limited partners’ units outstanding:
Basic	16,679	12,650
Diluted	16,791	12,671

Earnings per limited partner unit—Basic	$0.38	$0.18

Earnings per limited partner unit—Diluted	$0.38	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$6,547	$2,343
Other comprehensive loss:
Interest rate swap loss	(7,288)	(549)

Comprehensive income (loss)	$(741)	$1,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$6,547	$2,343
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,674	2,782
Amortization of debt issuance cost	64	56
Amortization of fair value of acquired interest rate swaps	41	—
Unit based compensation expense	(546)	588
Changes in assets and liabilities:
Accounts receivable, trade	(8,066)	2,576
Other assets	25	—
Accounts payable, trade	60	(1,195)
Other liabilities	192	771

Net cash provided by operating activities	3,991	7,921

Cash flows from investing activities:
Capital expenditures	(4,469)	(6,079)

Net cash used in investing activities	(4,469)	(6,079)

Cash flows from financing activities:
Distributions to unitholders	(7,292)	(3,585)
Capital contribution from limited and general partner	3,574	1,578
Decrease (increase) in net accounts receivable/accounts payable with affiliate	1,647	(795)

Net cash used in financing activities	(2,071)	(2,802)

Net decrease in cash and cash equivalents	(2,549)	(960)
Cash and cash equivalents at beginning of period	2,835	2,430

Cash and cash equivalents at end of period	$286	$1,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (the “Partnership,” “we,” “us” or “our”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations, and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2007. That report contains a more comprehensive summary of our accounting policies.
We are a publicly held Delaware limited partnership formed on June 22, 2006, to acquire certain contract operations customer service agreements and a related compressor fleet used to service those customers from our predecessor, Exterran Partners Predecessor (the “Predecessor”). The Predecessor’s operations were owned by Universal Compression Holdings, Inc. and its subsidiaries (“Universal Compression Holdings”).
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
Exterran General Partner, L.P. is our general partner and an indirect wholly-owned subsidiary of Exterran Holdings. As Exterran General Partner, L.P. is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC make decisions on our behalf.
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
Earnings Per Limited Partner Unit
The computation of earnings per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the applicable period. Basic earnings per limited partner unit is determined by dividing net income, after deducting the amount allocated to the general partner interest (including any incentive distribution in excess of its 2% interest), by the weighted average number of outstanding limited partner units during the period.
The only potentially dilutive securities issued by us are unit options and phantom units, neither of which requires an adjustment to the amount of net income used for dilutive earnings per unit purposes. The dilutive effects of unit option and phantom unit grants outstanding for the three months ended March 31, 2008 and 2007 were 111,959 units and 21,000 units, respectively.

Reclassifications
Certain amounts in the prior financial statements have been reclassified to conform to the 2008 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.
2. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB issued a FASB Staff Position that defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. We adopted the required provisions of SFAS No. 157 that were not deferred on January 1, 2008, and the adoption of SFAS No. 157 did not have a material impact on our consolidated results of operations, cash flows or financial position. We do not expect the adoption of the deferred provisions of SFAS No. 157 will have a material impact on our consolidated results of operations, cash flows or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provided entities the one-time election to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option. SFAS No. 159 is effective for financial statements as of the beginning of the first fiscal year that begins after November 15, 2007. Its provisions may be applied to an earlier period only if the following conditions are met: (i) the decision to adopt is made after the issuance of SFAS No. 159 but within 120 days after the first day of the fiscal year of adoption, and no financial statements, including footnotes, for any interim period of the adoption year have yet been issued and (ii) the requirements of SFAS No. 157 are adopted concurrently with or prior to the adoption of SFAS No. 159. We adopted SFAS No. 159 on January 1, 2008, and the adoption of SFAS No. 159 did not impact our consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.
In March 2008, the FASB’s Emerging Issues Task Force reached a consensus on Issue 07-04, “Application of the Two-Class Method Under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-04”). EITF 07-04 provides guidance on the accounting treatment of cash distributions in excess of earnings and earnings in excess of cash distributions. EITF 07-04 concluded that when earnings are in excess of cash distributions, current-period earnings should be reduced by the amount of distributions to the general partner, limited partners and incentive distribution rights (“IDR”) holder determined in accordance with the contractual terms of the partnership agreement. The remaining undistributed earnings should be allocated to the general partner, limited partners and IDR holder using the distribution waterfall for available cash. When cash distributions are in excess of earnings, the excess should be allocated to the general partner and limited partners on the basis of their respective sharing of losses. The excess will also be allocated to the IDR holder if the IDR holder has a contractual obligation to share in losses on a basis that is objectively determinable. This Issue is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and should be applied retrospectively for all financial statements presented. We are currently evaluating the impact that the adoption of EITF 07-04 will have on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.
3. JULY 2007 CONTRACT OPERATIONS ACQUISITION
In July 2007, we acquired from Universal Compression Holdings contract operations customer service agreements with eight customers and a fleet of 722 compressor units having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising 281,992 horsepower, or 13% (by then available horsepower) of the combined U.S. contract operations business relating to natural gas compression of Universal Compression Holdings and us (the “July 2007 Contract Operations Acquisition”). At the time of the acquisition, these compressor units served the compression service needs of the eight customers that became our customers upon the closing of the acquisition. The acquisition also included the preliminary allocation of $30.6 million of goodwill associated with the acquired business. Goodwill recorded by us in connection with the July 2007 Contract Operations Acquisition of $30.6 million was an allocation of Universal Compression Holdings’ goodwill related to its U.S. Contract Operations segment. The amount allocated was based on the fair value of the net assets of Universal Compression Holdings’ U.S. Contract Operations segment that were transferred to us compared to the total fair value of the net assets of Universal Compression Holdings’ U.S. Contract Operations segment. The amount of goodwill allocated to us in connection with the July 2007 Contract Operations Acquisition is based on preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. The final valuation of goodwill is expected to be completed as soon as practicable, but, in accordance with GAAP, no later than one year from the acquisition date.
In connection with this acquisition, we assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings approximately 2.0 million common units and 82,220 general partner units. Additionally, we issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. We used the proceeds from the private placement to repay a portion of the debt assumed from Universal Compression Holdings. We entered into a registration rights agreement with the purchasers of the units offered in the private placement that, among other things, required us to file a shelf registration statement with the SEC covering the common units. We filed the shelf registration statement with the SEC on December 19, 2007 and the SEC declared it effective on January 7, 2008.
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
Pro Forma Financial Information
The unaudited pro forma financial information for the three months ended March 31, 2007 assumes that the contribution of the assets and the assumption of the long-term debt in the July 2007 Contract Operations Acquisition and the other related transactions, as described below, occurred as of January 1, 2007. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The unaudited pro forma consolidated financial information was derived by adjusting our historical financial statements.

The pro forma financial information reflects the following transactions:
•	the contribution of the assets in the July 2007 Contract Operations Acquisition from Universal Compression Holdings to us;

•	our assumption of $159.6 million of Universal Compression Holdings’ long-term debt;

•	the issuance of our common units in a private placement, payment of estimated private placement fees and use of the proceeds received from the private placement to repay a portion of the debt assumed from Universal Compression Holdings; and

•	additional borrowings of $90 million under our amended revolving credit facility and use of those proceeds to repay the remainder of the debt assumed from Universal Compression Holdings.

Three Months
Ended
March 31, 2007
(In thousands, except
per unit amounts)
Total revenues	$31,695

Net income	$5,232

Earnings per limited partner unit—Basic	$0.31

Earnings per limited partner unit—Diluted	$0.31

4. MERGER BETWEEN UNIVERSAL COMPRESSION HOLDINGS AND HANOVER
On August 20, 2007, Universal Compression Holdings and Hanover completed their merger transaction. In connection with the merger, Universal Compression Holdings and Hanover became wholly-owned subsidiaries of Exterran Holdings, and Universal Compression Holdings then merged with and into Exterran Holdings. As a result of the merger, Exterran Holdings became the owner of our general partner, which owns 340,383 general partner units, representing a 2% general partner interest, and all the incentive distribution rights in us. Exterran Holdings also owns 2,014,395 common units and 6,325,000 subordinated units, collectively representing a 49% limited partner interest in us.
5. RELATED PARTY TRANSACTIONS
We are a party to an omnibus agreement with Exterran Holdings and others, and prior to the merger between Universal Compression Holdings and Hanover, with Universal Compression Holdings and others, (as amended and restated, the “Omnibus Agreement”), the terms of which include, among other things:
•	certain agreements not to compete between Exterran Holdings and its affiliates, on the one hand, and us and our affiliates, on the other hand;

•	Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for the provision of such services, subject to certain limitations and the cost caps discussed below;

•	the terms under which we, Exterran Holdings, and our respective affiliates may transfer compression equipment among one another to meet our respective contract operations services obligations;

•	the terms under which we may purchase newly-fabricated contract operations equipment from Exterran Holdings’ affiliates;

•	Exterran Holdings’ grant of a license of certain intellectual property to us, including our logo; and

•	Exterran Holdings’ obligation to indemnify us for certain liabilities and our obligation to indemnify Exterran Holdings for certain liabilities.
The Omnibus Agreement will terminate upon a change of control of our general partner or the removal or withdrawal of our general partner, and certain provisions of the Omnibus Agreement will terminate upon a change of control of Exterran Holdings.

For the three months ended March 31, 2008 and 2007, our cost of sales exceeded the cap provided in the Omnibus Agreement by $3.6 million and $1.4 million, respectively. For the three months ended March 31, 2008 and 2007, our selling, general and administrative (“SG&A”) expense exceeded the cap provided in the Omnibus Agreement by zero and $0.2 million, respectively. The cap on our obligation to reimburse Exterran Holdings for any cost of sales or SG&A expense that it incurs in the operation of our business contained in the Omnibus Agreement will terminate on December 31, 2008.
During the three months ended March 31, 2008 and 2007, we purchased $1.9 million and $4.7 million, respectively, of new compression equipment from Exterran Holdings. The equipment purchased during the three months ended March 31, 2008 and 2007 was recorded in our consolidated balance sheet as property, plant and equipment of $1.7 million and $4.2 million, respectively, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $0.2 million and $0.5 million, respectively, which represents the fixed margin we paid above the carrying value. During the three months ended March 31, 2008 and 2007, Exterran Holdings contributed zero and $1.2 million, respectively, of cost to overhaul compression equipment to us. These costs related to in-progress overhauls on equipment that was contributed to us on the dates of our initial public offering and the July 2007 Contract Operations Acquisition.
For the three months ended March 31, 2008 and 2007, we had revenue of $0.5 million and $0.1 million, respectively, from affiliates related to rental of compression equipment. For the three months ended March 31, 2008 and 2007, we had cost of sales of $1.9 million and $0.4 million, respectively, with affiliates related to rental of compression equipment.
6. LONG-TERM DEBT
On October 20, 2006, we, as guarantor, and EXLP Operating LLC, our wholly-owned subsidiary, entered into a senior secured credit agreement. The revolving credit facility under the credit agreement initially consisted of a five-year $225 million revolving credit facility. We expanded our revolving credit facility to $315 million in connection with the July 2007 Contract Operations Acquisition as described in Note 3.
Our revolving credit facility bears interest at a base rate, or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 1.0% to 2.0% or (ii) in the case of base rate loans, from 0.0% to 1.0%. The Base Rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At March 31, 2008 all amounts outstanding were LIBOR loans and the applicable margin was 1.0%. The weighted average interest rate on the outstanding balance at March 31, 2008, excluding the effect of related cash flow hedges, was 5.6%.
As of March 31, 2008, we had $217.0 million outstanding and had an aggregate unused credit availability of $98.0 million under our $315 million revolving credit facility. All amounts outstanding under the revolving credit facility mature in October 2011. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the revolving credit facility may be increased by an additional $135 million.
As of March 31, 2008, we were in compliance with all financial covenants under the credit agreement.
7. CASH DISTRIBUTIONS
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
On February 14, 2008, we distributed approximately $7.3 million, including distributions to our general partner on its incentive distribution rights, or $0.425 per limited partner unit, covering the period from October 1, 2007 through December 31, 2007. On April 28, 2008, the board of directors of Exterran GP LLC approved a cash distribution of $0.425 per limited partner unit, or approximately $7.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2008 through March 31, 2008. The record date for this distribution is May 9, 2008 and payment is expected to occur on May 14, 2008.

8. UNIT-BASED COMPENSATION
We have granted unit options to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. We have also granted phantom units to directors of the general partner of our general partner and to employees of Exterran Holdings and its subsidiaries. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of these unit options and phantom units each period and to record a cumulative adjustment of the expense previously recognized. The cumulative effect recognized in SG&A expense as a result of the re-measurement of fair value of the unit options and phantom units was a reduction to expense of $1.1 million and an expense of $0.4 million for the three months ended March 31, 2008 and 2007, respectively. We expect to settle the phantom units granted to employees of Exterran Holdings in cash instead of common units and therefore the cumulative expense recognized related to these grants is recorded as a liability.
There was no unit-based compensation cost capitalized during the three months ended March 31, 2008 and 2007.
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
Unit Options
As of March 31, 2008, we had 591,429 outstanding unit options. During the three months ended March 31, 2008 and 2007, no unit options were granted or exercised. During the three months ended March 31, 2008, 2,143 unit options were cancelled.
Phantom Units
During the three months ended March 31, 2008, we granted 44,310 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which settle 33 1/3% on each of the first three anniversaries of the grant date. No phantom units vested during the three months ended March 31, 2008.

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2007	9,432	$25.87
Granted	44,310	32.22

Phantom units outstanding, March 31, 2008	53,742	$31.11

As of March 31, 2008, $1.5 million of unrecognized compensation cost related to non-vested phantom units is expected to be recognized over the weighted-average period of 2.6 years.
9. ACCOUNTING FOR INTEREST RATE SWAP AGREEMENTS
We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes. Cash flows from hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

The following table summarizes, by individual hedge instrument, our interest rate swaps as of March 31, 2008 (dollars in thousands):

				Fair Value of
		Floating Rate to be	Notional	Swap at
Fixed Rate to be Paid	Maturity Date	Received	Amount	March 31, 2008
5.275%	December 1, 2011	Three Month LIBOR	$125,000	$(10,322)
5.343%	October 20, 2011	Three Month LIBOR	40,000	(3,472)
5.315%	October 20, 2011	Three Month LIBOR	40,000	(3,432)
All of the swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” so that any change in their fair values is recognized as a component of comprehensive income or loss and is included in accumulated other comprehensive income or loss. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three months ended March 31, 2008 and 2007, there was no ineffectiveness.
The counterparties to our interest rate swap agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us.
10. FAIR VALUE OF INTEREST RATE SWAPS
SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. We have performed an analysis of our interest rate swaps to determine the significance and character of all inputs to our fair value determination. Based on this assessment, the adoption of the required portions of this standard did not have any material effect on our net asset value. However, the adoption of the standard does require us to provide additional disclosures about the inputs we use to develop the measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in our periodic filings.
SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.
•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers.

•	Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.
The following table summarizes the valuation of our interest rate swaps under SFAS No. 157 pricing levels as of March 31, 2008 (in thousands):

As of March 31, 2008
Quoted
		market	Significant
		prices in	other	Significant
		active	observable	unobservable
		markets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(17,226)	$—	$(17,226)	$—
Our interest rate swaps are recorded at fair value utilizing a combination of the market and income approach to fair value. We use discounted cash flows and market based methods to compare similar interest rate swaps.

11. COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we are involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows for the period in which that resolution occurs.
12. SUBSEQUENT EVENTS
On May 1, 2008, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 52 compressor units, totaling approximately 24,600 horsepower and a net book value at March 31, 2008 of approximately $11.4 million, to EI Leasing LLC, an indirect wholly owned subsidiary of Exterran Holdings. EI Leasing LLC transferred ownership to us of 133 compressor units totaling approximately 27,100 horsepower and a net book value at March 31, 2008 of approximately $11.4 million. No customer contracts were included in the transfer. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid $545 to EI Leasing LLC. We recorded the compressor units received at the historical book basis of EI Leasing LLC.
On May 8, 2008, we entered into an amendment to our senior secured credit agreement increasing the aggregate commitments under the facility by an amount of $117.5 million (see Note 6, above). The aggregate commitment increase is in the form of a term loan due October 20, 2011. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under this facility may be increased by an additional $17.5 million. We expect to borrow the funds in connection with a proposed transaction in which we would acquire customer contracts and compressor equipment from Exterran Holdings’ subsidiary Exterran Energy Solutions, L.P. Any such transaction will be subject to the parties’ reaching mutually agreeable terms and executing definitive transaction documents, our ability to finance the purchase and the satisfaction of customary closing conditions, and therefore, we can give no assurance that any such purchase and related borrowing will occur. Please see Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosure Regarding Forward-Looking Statements”) of this report.
The term loan will bear interest at a Base Rate, or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of Base Rate loans, from 0.5% to 1.5%, with initial pricing set at LIBOR plus 2.0%. Borrowings under the term loan will be subject to the same credit agreement and covenants as our revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding future financial position, business strategy, proposed acquisitions, budgets, litigation, projected costs and plans and objectives of management for future operations. You can identify many of these statements by looking for words such as “believes,” “expects,” “intends,” “projects,” “anticipates,” “estimates” or similar words or the negative thereof.
Such forward-looking statements in this report include, without limitation, statements regarding:
•	our business growth strategy and projected costs;

•	our future financial position;

•	the sufficiency of available cash flows to make cash distributions;

•	the expected timing and amount of our capital expenditures;

•	anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business;

•	the future value of our equipment;

•	plans and objectives of our management for our future operations; and

•	any potential contribution of additional assets from Exterran Holdings, Inc. (“Exterran Holdings”) to us.
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in Part II, Item 1A. “Risk Factors,” those described in our Annual Report on Form 10-K for the year ended December 31, 2007 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression services;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	dependence on Exterran Holdings to provide services, including its ability to hire, train and retain key employees and to timely and cost effectively obtain components necessary to conduct our business;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	an IRS challenge to our valuation methodologies, which may result in a shift of income, gain, loss and deduction between the general partner and the unitholders;

•	our inability to implement certain business and financial objectives, such as:
•	growing our asset base, particularly our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash;

•	accessing the capital markets; and

•	refinancing existing or incurring additional indebtedness to fund our business;
•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.
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
GENERAL
We are a publicly held Delaware limited partnership formed on June 22, 2006 to acquire certain contract operations customer service agreements and the related compressor fleet used to service those customers from our predecessor, Exterran Partners Predecessor. In October 2006, we completed an initial public offering of 6,325,000 of our common units at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option.
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
July 2007 Contract Operations Acquisition
In July 2007, we acquired from Universal Compression Holdings contract operations customer service agreements with eight customers and a fleet of 722 compressor units having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising 281,992 horsepower, or 13% (by then available horsepower), of the combined U.S. contract operations business relating to natural gas compression of Universal Compression Holdings and us (the “July 2007 Contract Operations Acquisition”). At the time of the acquisition, these compressor units served the compression service needs of the eight customers that became our customers upon the closing of the acquisition. In connection with this acquisition, we assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings approximately 2.0 million common units and approximately 82,000 general partner units. Additionally, we issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. We used the proceeds from the private placement to repay a portion of the debt assumed from Universal Compression Holdings. We entered into a registration rights agreement with the purchasers of the units offered in the private placement that, among other things, required us to file a shelf registration statement with the SEC covering the common units. We filed the shelf registration statement with the SEC on December 19, 2007 and the SEC declared it effective on January 7, 2008.
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
As a result of the merger between Universal Compression Holdings and Hanover, there is ongoing internal restructuring to streamline the business and simplify the financial and tax reporting of Exterran Holdings. We expect that this restructuring will result in the exchange of more than 50% of the total interests in our capital and profits, and, as such, will result in a technical termination of us for federal income tax purposes. We currently expect the technical termination to take place in the second quarter of 2008. This termination will not affect our classification as a partnership for federal income tax purposes or otherwise affect the nature or extent of our “qualifying income” for federal income tax purposes. This termination will not affect our consolidated financial statements. However, the termination will, among other things, result in the closing of our taxable year for all unitholders and a deferral of the depreciation deductions that are allowable in computing the taxable income (loss) of our unitholders. At this time we are unable to predict or calculate the effect of any such technical termination on our unitholders.
Omnibus Agreement
We are a party to an omnibus agreement with Exterran Holdings, our general partner, and others (as amended and restated, the “Omnibus Agreement”), the terms of which include, among other things:
•	when we and Exterran Holdings may compete with each other;

•	Exterran Holdings’ agreement to provide to us operational staff, corporate staff and support services necessary to run our business;

•	the terms under which we may purchase from Exterran Holdings newly fabricated contract operations equipment and under which we may transfer to and receive from Exterran Holdings idle contract operations equipment; and

•	an agreement by Exterran Holdings to provide caps on the amount of cost of sales and selling, general and administrative (“SG&A”) expenses that we must pay each quarter. The caps expire on December 31, 2008.
The Omnibus Agreement was amended in July 2007 to increase the cap on SG&A expenses allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on behalf of us from $2.5 million per quarter to $4.75 million (after taking into account any such costs that we incur and pay directly) per quarter and to increase the cap on cost of sales from $16.95 per operating horsepower per quarter to $18.00 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly). For further discussion of the Omnibus Agreement, please see Note 5 to the Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report.
OVERVIEW
Industry Conditions
Natural gas consumption in the United States of America (“U.S.”) for the twelve months ended January 31, 2008 increased by approximately 6% over the twelve months ended January 31, 2007 and is expected to increase by 0.7% per year until 2030, according to the Energy Information Administration.

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
Partnership Performance Trends and Outlook
For the year ending December 31, 2008, we expect the overall market demand for contract operations services to be good. Given our recent declines in working horsepower, however, we expect less growth in our contract operations business than for the market overall. Because we initially received only contracted equipment from Universal Compression Holdings, we anticipate that the average utilization of our contract operations fleet will decrease over time as our fleet and some of the units are between jobs and as units undergo major overhauls. We expect that operating costs will moderate during 2008; however, pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for any costs of sales is capped at $18.00 per operating horsepower per quarter. In 2007 and the three months ended March 31, 2008, costs of sales exceeded this cap. As such, we do not anticipate any significant decline in the amount of costs of sales for which we are obligated to reimburse Exterran Holdings during the remainder of 2008. The cap on our obligation to reimburse Exterran Holdings for any cost of sales that it incurs in the operation of our business contained in the Omnibus Agreement will terminate on December 31, 2008.
Exterran Holdings currently intends for us to be the primary growth vehicle for its U.S. contract operations business. To this end, Exterran Holdings may contribute additional U.S. contract operations customers to us in exchange for cash and/or additional interests in us. Such transactions would depend on, among other things, reaching agreement with Exterran Holdings regarding the terms of the purchase, which will require approval of the conflicts committee of the board of directors of our general partner, and our ability to finance any such purchase. This discussion of performance trends and outlook excludes any potential contributions of additional contract operations customers from Exterran Holdings to us.
Operating Highlights
The following table summarizes our total available horsepower, average operating horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended
	March 31, 2008	December 31, 2007	March 31, 2007
Total Available Horsepower (at period end)	719,989	722,557	358,445
Average Operating Horsepower	659,459	667,364	331,039
Horsepower Utilization:
Spot (at period end)	91%	93%	93%
Average	91%	94%	95%

FINANCIAL RESULTS OF OPERATIONS
The three months ended March 31, 2008 and 2007
The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Revenue	$35,267	$17,585
Gross margin (1)	19,124	10,078
Gross margin percentage	54%	57%
Expenses:
Depreciation	$5,674	$2,782
Selling, general and administrative	3,001	2,770
Interest expense	3,801	2,133
Other (income) expense, net	(10)	(6)
Income tax expense	111	56

Net income	$6,547	$2,343

(1)	For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.
Revenue.  Revenue per average monthly operating horsepower was $17.83 and $17.71 for the three months ended March 31, 2008 and 2007, respectively. Average monthly operating horsepower was 659,459 and 331,039 for the three months ended March 31, 2008 and 2007, respectively. The increase in revenue was primarily due to the inclusion of the results of the assets acquired in the July 2007 Contract Operations Acquisition, and accounted for approximately $12.5 million of the increase in revenue for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Gross Margin.  Gross margin (defined as revenue less cost of sales, excluding depreciation expense) was $19.1 million and $10.1 million for the three months ended March 31, 2008 and 2007, respectively. Cost of sales includes direct costs such as labor and parts associated with the maintenance and repair of our compressor fleet, oil and fluids and transportation cost of units. Cost of sales also includes indirect costs such as fuel cost and repair and maintenance cost related to our service vehicle fleet, field supplies, tools, facilities and communication cost, among others. Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP within Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure”) of this report. The increase in gross margin was primarily due to the inclusion of the results of the assets acquired in the July 2007 Contract Operations Acquisition for the three months ended March 31, 2008.
Gross Margin Percentage.  Gross margin percentage (defined as gross margin as a percentage of revenue) was 54% and 57% for the three months ended March 31, 2008 and 2007, respectively. The decrease in gross margin percentage was primarily due to higher repair and maintenance costs.
Depreciation.  Depreciation expense is related to our contract operations fleet and was $5.7 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively. The increase in depreciation expense was primarily due to the assets acquired in the July 2007 Contract Operations Acquisition.
SG&A.  SG&A expenses are primarily comprised of an allocation of expenses from Exterran Holdings and Universal Compression Holdings, including costs for personnel support and related expenditures for legal, accounting, treasury, insurance administration and claims processing, risk management, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning systems, training, executive, sales and business development. In addition, we incurred directly expenses for compensation related to our unit options and phantom units and professional service fees related to the preparation of our K-1 schedules. SG&A expenses represented 9% and 16% of revenues for the three months ended March 31, 2008 and 2007, respectively. We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options each period and to record a cumulative adjustment of the expense previously recognized. The decrease in SG&A expense as a percentage of revenue was primarily due to the re-measurement of fair value of the unit options and phantom units reducing SG&A expense by $1.1 million and increasing SG&A expense by $0.4 million for the three months ended March 31, 2008 and 2007, respectively.
Interest expense.  Interest expense for the three months ended March 31, 2008 and 2007 includes interest on the amounts outstanding under our revolving credit facility during the periods, the impact of interest rate swap agreements and amortization of deferred financing costs incurred to obtain the revolving credit facility. The increase in interest expense is primarily due to a higher average balance on our revolving credit facility during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, as a result of funding the July 2007 Contract Operations Acquisition.
Income Tax Expense.  Income tax expense reflects income taxes recorded under the Texas margins tax and was $111,000 and $56,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase in income tax expense was primarily due to an increase in revenue.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of cash are operating activities and financing activities. Our primary uses of cash are operating expenditures, capital expenditures and distributions to unitholders. The following tables summarize our sources and uses of cash for the three months ended March 31, 2008 and 2007, and our cash and working capital as of March 31, 2008:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$3,991	$7,921
Investing activities	(4,469)	(6,079)
Financing activities	(2,071)	(2,802)

As of
March 31, 2008
(Dollars in thousands)
Cash and cash equivalents	$286
Working capital, net of cash and cash equivalents	29
Operating Activities.  Net cash provided by operating activities for the three months ended March 31, 2008 was $4.0 million, which was the result of earnings generated during the period and changes in working capital.
Investing Activities.  Capital expenditures for the three months ended March 31, 2008 were $4.5 million, consisting of $3.2 million for fleet additions and $1.3 million for compressor maintenance activities. Included in our capital expenditures for the three months ended March 31, 2008 were new compression equipment purchases of $1.9 million from Exterran Holdings. There were no asset sales during the three months ended March 31, 2008.
Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2008 was $2.1 million which was the net result of distributions to unitholders, capital contribution from our limited partner and general partner and changes in accounts receivable and accounts payable with affiliates.
Capital Requirements.  The natural gas compression business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist of, the following:
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
In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our revolving credit facility. Given our objective of growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We will actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our revolving credit facility, the issuance of additional partnership units, and future debt offerings as appropriate, given market conditions.
Our Ability to Grow Depends on Our Ability to Access External Expansion Capital.  We expect that we will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures). However, we expect that we will rely primarily upon external financing sources, including our $315 million revolving credit facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner to fund our acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally and we are unwilling or unable to establish sufficient cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute on each unit. There are no limitations in our partnership agreement or in the terms of our revolving credit facility on our ability to issue additional units, including units ranking senior to the common units.
Long-term Debt.  In July 2007, we expanded our revolving credit facility from $225 million to $315 million. As of March 31, 2008, we had $217.0 million outstanding and $98.0 million available under our revolving credit facility. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the revolving credit facility may be increased by an additional $135 million (see Note 12 to the Financial Statements). All amounts under the revolving credit facility mature in 2011.
Under the credit agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. Covenants in the revolving credit facility require that we maintain various financial ratios. As of March 31, 2008, we were in compliance with all financial covenants.
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
On February 14, 2008, we distributed approximately $7.3 million, including distributions to our general partner on its incentive distribution rights, or $0.425 per limited partner unit, covering the period from October 1, 2007 through December 31, 2007. On April 28, 2008, the board of directors of our general partner approved a cash distribution of $0.425 per limited partner unit, or $7.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2008 through March 31, 2008. The record date for this distribution is May 9, 2008 and payment is expected to occur on May 14, 2008.
NON-GAAP FINANCIAL MEASURE
We define gross margin as total revenue less cost of sales (excluding depreciation expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income taxes. Depreciation expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
Gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of interest expense, depreciation expense and SG&A expense. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.
The following table reconciles our net income to gross margin:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net income	$6,547	$2,343
Depreciation	5,674	2,782
Selling, general and administrative	3,001	2,770
Interest expense	3,801	2,133
Other (income) expense, net	(10)	(6)
Income tax expense	111	56

Gross margin	$19,124	$10,078

OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt
We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangements.
As of March 31, 2008, after taking into consideration interest rate swaps, we had approximately $12.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $0.1 million.
Interest Rate Swap Arrangements
We are a party to interest rate swap agreements that are recorded at fair value in our consolidated financial statements. We do not use derivative financial instruments for trading or other speculative purposes. A change in the underlying interest rates may also result in a change in their recorded value.
The following table summarizes, by individual hedge instrument, our interest rate swaps as of March 31, 2008 (dollars in thousands):

				Fair Value of
		Floating Rate to be	Notional	Swap at
Fixed Rate to be Paid	Maturity Date	Received	Amount	March 31, 2008
5.275%	December 1, 2011	Three Month LIBOR	$125,000	$(10,322)
5.343%	October 20, 2011	Three Month LIBOR	$40,000	$(3,472)
5.315%	October 20, 2011	Three Month LIBOR	$40,000	$(3,432)
All of the swaps, which we have designated as cash flow hedging instruments, meet the specific hedge criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” so that any change in their fair values is recognized as a component of comprehensive income or loss and is included in accumulated other comprehensive income or loss. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three months ended March 31, 2008 and 2007, there was no ineffectiveness.
ITEM 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Exterran GP LLC, the general partner of our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms under the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Subsequent to the merger between Hanover and Universal Compression Holdings, Exterran Holdings commenced a project to transition our operations from our pre-merger enterprise resource planning (“ERP”) system, which includes our financial reporting software such as our general ledger, onto Exterran Holdings’ existing ERP system. The conversion was implemented in February 2008 and had a material effect on our internal controls over financial reporting in the quarter ended March 31, 2008.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
Additional information concerning legal proceedings is contained in Note 11 to the Financial Statements which we have incorporated by reference into this Item 1.
ITEM 1A. Risk Factors
There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 5. Other Information
On May 6, 2008, Ernie L. Danner resigned from the Board of Directors of Exterran GP LLC, the general partner of our general partner. The resignation of Mr. Danner from the Board was not due to any disagreement with Exterran GP LLC or us on any matter relating to our operations, policies or practices. Mr. Danner will continue to serve as a member of the board of directors of Exterran Holdings, Inc., the ultimate parent of Exterran GP LLC. A copy of Mr. Danner’s resignation letter is provided as Exhibit 99.1 to this report.
Also on May 6, 2008, D. Bradley Childers was appointed to the Board of Directors of Exterran GP LLC by the board of directors of Exterran, Inc., the sole member of Exterran GP LLC. There is no arrangement or understanding between Mr. Childers and any other persons pursuant to which he was selected as director. Mr. Childers is employed as an officer of Exterran Holdings, Inc., Exterran, Inc. and Exterran GP LLC. There are no relationships between Mr. Childers and Exterran GP LLC, Exterran General Partner, L.P. (our general partner) or us that would require disclosure pursuant to Item 404(a) of Regulation S-K.
On May 8, 2008, we, as guarantor, and our wholly-owned subsidiaries, EXLP Operating LLC and EXLP Leasing LLC, entered into an amendment to our senior secured credit agreement and related loan documents with the lenders party thereto and Wachovia Bank, National Association, as administrative agent, increasing the aggregate commitments under the facility by an amount of $117.5 million (see Note 6 to the Financial Statements). The aggregate commitment increase is in the form of a term loan due October 20, 2011. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under this facility may be increased by an additional $17.5 million. We expect to borrow the funds in connection with a proposed transaction in which we would acquire customer contracts and compressor equipment from Exterran Holdings’ subsidiary Exterran Energy Solutions, L.P. Any such transaction will be subject to the parties’ reaching mutually agreeable terms and executing definitive transaction documents, our ability to finance the purchase and the satisfaction of customary closing conditions, and therefore, we can give no assurance that any such purchase and related borrowing will occur. Please see Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosure Regarding Forward-Looking Statements”) of this report.
The term loan will bear interest at a Base Rate, or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of Base Rate loans, from 0.5% to 1.5%, with initial pricing set at LIBOR plus 2.0%. Borrowings under the term loan will be subject to the same credit agreement and covenants as our revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis.

ITEM 6. Exhibits

Exhibit No.	Description
2.1	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC., incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 11, 2007.

3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006.

3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2007.

3.3*	First Amended and Restated Limited Partnership Agreement of Exterran Partners, L.P., as amended.

3.4	Certificate of Partnership of UCO General Partner, LP (now Exterran General Partner, L.P.), incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006.

3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP (now Exterran General Partner, L.P.), incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 26, 2006.

3.6	Certificate of Formation of UCO GP, LLC (now Exterran GP LLC), incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006.

3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Exterran GP LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed October 26, 2006.

10.1†	Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008.

10.2*	First Amendment to Loan Documents, dated May 8, 2008, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, EXLP Leasing LLC, as Guarantor, Wachovia Bank, National Association, as Administrative Agent and the other lenders party thereto.

31.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Resignation Letter of Ernie L. Danner

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Partners, L.P.

May 8, 2008
By: EXTERRAN GENERAL PARTNER, L.P.
its General Partner

By: EXTERRAN GP LLC
its General Partner

By: /s/ DANIEL K. SCHLANGER

Daniel K. Schlanger
Senior Vice President, Chief Financial Officer and Director
(Principal Financial Officer)

By: /s/ KENNETH R. BICKETT

Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1	Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC., incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 11, 2007.

3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006.

3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2007.

3.3*	First Amended and Restated Limited Partnership Agreement of Exterran Partners, L.P., as amended.

3.4	Certificate of Partnership of UCO General Partner, LP (now Exterran General Partner, L.P.), incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006.

3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP (now Exterran General Partner, L.P.), incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 26, 2006.

3.6	Certificate of Formation of UCO GP, LLC (now Exterran GP LLC), incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006.

3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Exterran GP LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed October 26, 2006.

10.1†	Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008.

10.2*	First Amendment to Loan Documents, dated May 8, 2008, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, EXLP Leasing LLC, as Guarantor, Wachovia Bank, National Association, as Administrative Agent and the other lenders party thereto.

31.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Resignation Letter of Ernie L. Danner

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.