Form 10-Q
period 2008-06-30
EXTERRAN PARTNERS, L.P.
filed 2008-08-06
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM____________TO____________.

Commission File No. 001-33078

EXTERRAN PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	22-3935108
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16666 Northchase Drive
Houston, Texas	77060
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2008, there were 12,767,462 common units and 6,325,000 subordinated units outstanding.

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. Financial Statements

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit amounts)
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,018	$2,835
Accounts receivable, trade, net of allowance of $92 and $86, respectively	21,169	13,434
Accounts receivable, affiliate	6,092	36,941
Total current assets	28,279	53,210
Compression equipment	396,279	393,906
Accumulated depreciation	(99,635)	(92,938)
Net compression equipment	296,644	300,968
Goodwill	67,273	67,152
Other assets	1,798	1,699
Total assets	$393,994	$423,029
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$463	$481
Accounts payable, affiliate	11,056	45,318
Accrued liabilities	3,355	1,991
Accrued interest	1,674	3,142
Current portion of interest rate swaps	3,195	2,170
Total current liabilities	19,743	53,102
Long-term debt	217,000	217,000
Interest rate swaps	5,878	7,768
Other long-term liabilities	159	—
Total liabilities	242,780	277,870
Commitments and contingencies (Note 11)
Partners’ capital:
Limited partner units:
Common units, 10,353,790 units issued and outstanding	198,859	197,903
Subordinated units, 6,325,000 units issued and outstanding	(45,400)	(49,411)
General partner units, 2% interest with 340,383 units issued and outstanding	6,050	5,827
Accumulated other comprehensive loss	(8,295)	(9,160)
Total partners’ capital	151,214	145,159
Total liabilities and partners’ capital	$393,994	$423,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$34,999	$18,804	$70,266	$36,389
Costs and expenses:
Cost of sales (excluding depreciation)	15,937	8,062	32,080	15,569
Depreciation	5,811	2,968	11,485	5,750
Selling, general and administrative	4,745	3,426	7,746	6,196
Interest expense	3,445	2,093	7,246	4,226
Other (income) expense, net	(1,129)	(3)	(1,139)	(9)
Total costs and expenses	28,809	16,546	57,418	31,732
Income before income taxes	6,190	2,258	12,848	4,657
Income tax expense (benefit)	111	(6)	222	50
Net income	$6,079	$2,264	$12,626	$4,607

General partner interest in net income	$186	$45	$373	$92
Limited partner interest in net income	$5,893	$2,219	$12,253	$4,515

Weighted average limited partners units outstanding:
Basic	16,679	12,650	16,679	12,650
Diluted	16,779	12,709	16,776	12,676

Earnings per limited partner unit—Basic	$0.35	$0.18	$0.73	$0.36
Earnings per limited partner unit—Diluted	$0.35	$0.17	$0.73	$0.36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$6,079	$2,264	$12,626	$4,607
Other comprehensive income:
Interest rate swap gain	8,153	2,413	865	1,864
Comprehensive income	$14,232	$4,677	$13,491	$6,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$12,626	$4,607
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,485	5,750
Amortization of debt issuance cost	152	112
Amortization of fair value of acquired interest rate swaps	112	—
Unit based compensation expense	821	1,891
Gain on sale of compression equipment	(1,119)	—
Changes in assets and liabilities:
Accounts receivable, trade	(7,735)	1,321
Other assets	25	(126)
Accounts payable, trade	(18)	(1,197)
Other liabilities	(534)	1,222
Net cash provided by operating activities	15,815	13,580
Cash flows from investing activities:
Capital expenditures	(11,972)	(16,150)
Proceeds from the sale of compression equipment	5,275	—
Net cash used in investing activities	(6,697)	(16,150)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	(7,300)
Repayments under revolving credit facility	—	3,300
Distributions to unitholders	(14,582)	(8,105)
Capital contribution from limited and general partner	7,073	3,367
Net change in accounts receivable/accounts payable with affiliate	(3,426)	10,036
Net cash provided by (used in) financing activities	(10,935)	1,298
Net decrease in cash and cash equivalents	(1,817)	(1,272)
Cash and cash equivalents at beginning of period	2,835	2,430
Cash and cash equivalents at end of period	$1,018	$1,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 EXTERRAN PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (“we,” “us” or “our”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations, and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2007. That report contains a more comprehensive summary of our accounting policies.  These interim results are not necessarily indicative of results for a full year.

We are a publicly held Delaware limited partnership formed on June 22, 2006, to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements from our predecessor, Exterran Partners Predecessor (the “Predecessor”). The Predecessor’s operations were owned by Universal Compression Holdings, Inc. and its subsidiaries (“Universal Compression Holdings”).

On August 20, 2007, we changed our name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings. In connection with the merger, Universal Compression Holdings and Hanover became wholly-owned subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”), a new company formed in anticipation of the merger, and thereafter Universal Compression Holdings, Inc. was merged with and into Exterran Holdings.

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

The only potentially dilutive securities issued by us are unit options and phantom units, neither of which requires an adjustment to the amount of net income used for dilutive earnings per unit purposes. The dilutive effects of unit option and phantom unit grants outstanding for the three and six months ended June 30, 2008 were 100,148 units and 96,820 units, respectively. The dilutive effects of unit option and phantom unit grants outstanding for the three and six months ended June 30, 2007 were 59,152 and 26,146 units, respectively.

Reclassifications

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the 2008 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB issued a FASB Staff Position that defers the effective date to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. We adopted the required undeferred provisions of SFAS No. 157 on January 1, 2008, and the adoption of SFAS No. 157 did not have a material impact on our consolidated results of operations, cash flows or financial position. We do not expect the adoption of the deferred provisions of SFAS No. 157 will have a material impact on our consolidated results of operations, cash flows or financial position.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions.  SFAS No. 141(R) amends SFAS No. 109 “Accounting For Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). We are currently evaluating the impact that the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the accounting and reporting for minority interests such that minority interests will be recharacterized as noncontrolling interests and will be required to be reported as a component of equity, and requires that purchases or sales of equity interests that do not result in a change in control be accounted for as equity transactions and, upon a loss of control, requires the interest sold, as well as any interest retained, to be recorded at fair value, with any gain or loss recognized in earnings. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

In March 2008, the FASB’s Emerging Issues Task Force reached a consensus on Issue 07-04, “Application of the Two-Class Method Under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-04”). EITF 07-04 provides guidance on the accounting treatment of cash distributions in excess of earnings and earnings in excess of cash distributions. EITF 07-04 concluded that when earnings are in excess of cash distributions, current-period earnings should be reduced by the amount of distributions to the general partner, limited partners and incentive distribution rights (“IDR”) holder determined in accordance with the contractual terms of the partnership agreement. The remaining undistributed earnings should be allocated to the general partner, limited partners and IDR holder using the distribution waterfall for available cash. When cash distributions are in excess of earnings, the excess should be allocated to the general partner and limited partners on the basis of their respective sharing of losses. The excess will also be allocated to the IDR holder if the IDR holder has a contractual obligation to share in losses on a basis that is objectively determinable. EITF 07-04 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and should be applied retrospectively for all financial statements presented. We are currently evaluating the impact that the adoption of EITF 07-04 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.

3.	JULY 2007 CONTRACT OPERATIONS ACQUISITION

In July 2007, we acquired from Universal Compression Holdings contract operations customer service agreements with eight customers and a fleet of 722 compressor units used to provide compression services under those agreements having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising 281,992 horsepower, or 13% (by then available horsepower) of the combined U.S. contract operations business relating to natural gas compression of Universal Compression Holdings and us (the “July 2007 Contract Operations Acquisition”).  The acquisition also included the allocation of $30.7 million of goodwill associated with the acquired business. Goodwill recorded by us in connection with the July 2007 Contract Operations Acquisition of $30.7 million was an allocation of Universal Compression Holdings’ goodwill related to its U.S. Contract Operations segment. The amount allocated was based on the fair value of the net assets of Universal Compression Holdings’ U.S. Contract Operations segment that were transferred to us compared to the total fair value of the net assets of Universal Compression Holdings’ U.S. Contract Operations segment.

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

Pro Forma Financial Information

The unaudited pro forma financial information for the three and six months ended June 30, 2007 assumes that the contribution of the assets and the assumption of the long-term debt in the July 2007 Contract Operations Acquisition and the other related transactions, as described below, occurred as of January 1, 2007. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The unaudited pro forma consolidated financial information was derived by adjusting our historical financial statements.

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

•	additional borrowings of $90 million under our amended revolving credit facility and use of those proceeds to repay the remainder of the debt assumed from Universal Compression Holdings.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In thousands, except per unit amounts
Total revenues	$34,508	$66,203
Net income	$7,417	$12,649
Earnings per limited partner unit—Basic	$0.44	$0.75
Earnings per limited partner unit—Diluted	$0.43	$0.74

4. MERGER BETWEEN UNIVERSAL COMPRESSION HOLDINGS AND HANOVER

On August 20, 2007, Universal Compression Holdings and Hanover completed their merger transaction. In connection with the merger, Universal Compression Holdings and Hanover became wholly-owned subsidiaries of Exterran Holdings, and Universal Compression Holdings then merged with and into Exterran Holdings. As a result of the merger, Exterran Holdings became the owner of our general partner, which owned 340,383 general partner units, representing a 2% general partner interest at that time, and all the incentive distribution rights in us, and in addition, Exterran Holdings became the owner of 2,014,395 common units and 6,325,000 subordinated units, collectively representing a 49% limited partner interest in us at that time.

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

On May 1, 2008, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 52 compressor units, totaling approximately 24,600 horsepower with a net book value of approximately $11.3 million to EI Leasing LLC, an indirect wholly-owned subsidiary of Exterran Holdings. On that date, EI Leasing LLC transferred ownership to us of 133 compressor units totaling approximately 27,100 horsepower with a net book value of approximately $11.3 million. No customer contracts were included in the transfer. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid a nominal amount to EI Leasing LLC. We recorded the compressor units received at the historical book basis of EI Leasing LLC.  The units we received from EI Leasing LLC were being utilized to provide services to our customers on the date of the transaction, and prior to the transaction, had been leased by us from EI Leasing LLC.

For the three months ended June 30, 2008 and 2007, our cost of sales exceeded the cap provided in the Omnibus Agreement by $3.5 million and $1.7 million, respectively. For the six months ended June 30, 2008 and 2007, our cost of sales exceeded the cap provided in the Omnibus Agreement by $7.1 million and $3.1 million, respectively. For the three months ended June 30, 2008 and 2007, our selling, general and administrative (“SG&A”) expense exceeded the cap provided in the Omnibus Agreement by zero and $0.1 million, respectively. For the six months ended June 30, 2008 and 2007, our SG&A expense exceeded the cap provided in the Omnibus Agreement by zero and $0.3 million, respectively. As discussed in Note 12, the Omnibus Agreement was amended in connection with the July 2008 Contract Operations Acquisition (as defined in Note 12, below).  As part of that amendment, the date that the cap on our obligation to reimburse Exterran Holdings for any cost of sales or SG&A expense that it incurs in the operation of our business contained in the Omnibus Agreement was extended from December 31, 2008 to December 31, 2009.  Additionally, as further described in Note 12, the cost of sales and SG&A cap amounts were increased in connection with this amendment.

During the six months ended June 30, 2008 and 2007, we purchased $8.0 million and $13.4 million, respectively, of new compression equipment from Exterran Holdings. The equipment purchased during the six months ended June 30, 2008 and 2007 was recorded in our consolidated balance sheet as property, plant and equipment of $7.2 million and $12.1 million, respectively, which represents the carrying value of the equipment from the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $0.8 million and $1.3 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement . During the six months ended June 30, 2008 and 2007, Exterran Holdings contributed zero and $1.8 million, respectively, of cost to overhaul compression equipment to us. These costs related to in-progress overhauls on equipment that was contributed to us on the dates of our initial public offering and the July 2007 Contract Operations Acquisition.

For both the three months ended June 30, 2008 and 2007, we had revenue of $0.3 million related to rental of our compression equipment to affiliates. For the three months ended June 30, 2008 and 2007, we had cost of sales of $1.7 million and $1.0 million, respectively, related to rental of compression equipment from affiliates.

For the six months ended June 30, 2008 and 2007, we had revenue of $0.9 million and $0.5 million, respectively, related to rental of our compression equipment to affiliates. For the six months ended June 30, 2008 and 2007, we had cost of sales of $3.7 million and $1.4 million, respectively, related to rental of compression equipment from affiliates.

6. LONG-TERM DEBT

On October 20, 2006, we, as guarantor, and EXLP Operating LLC, our wholly-owned subsidiary, entered into a five-year senior secured credit agreement. The revolving credit facility under the credit agreement initially consisted of a five-year $225 million revolving credit facility. We expanded our revolving credit facility to $315 million in connection with the July 2007 Contract Operations Acquisition as described in Note 3.

Our revolving credit facility bears interest at a base rate, or LIBOR, at our option, plus an applicable margin, as defined in the credit agreement. At June 30, 2008, all amounts outstanding were LIBOR loans and the applicable margin was 1.0%. The weighted average interest rate on the outstanding balance at June 30, 2008, excluding the effect of related cash flow hedges, was 3.8%.

In May 2008, we entered into an amendment to our senior secured credit agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility which matures in October 2011.  Concurrent with the closing of the July 2008 Contract Operations Acquisition, the $117.5 million term loan was funded  (see Note 12).  The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any equity offerings we make until paid in full. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the senior secured credit facility may be increased by an additional $17.5 million.  This amount will be increased on a dollar-for-dollar basis with each repayment under the term loan facility.

The term loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of base rate loans, from 0.5% to 1.5%, with initial pricing set at LIBOR plus 2.0%. Borrowings under the term loan will be subject to the same credit agreement and covenants as our revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings we make, on a dollar-for-dollar basis.

As of June 30, 2008, we had $217 million outstanding and $98 million available under our revolving credit facility. All amounts outstanding under the revolving credit facility mature in October 2011.

As of June 30, 2008, we were in compliance with all financial covenants under the credit agreement.

7. CASH DISTRIBUTIONS

Period Covering	Payment Date	Distribution per Limited Partner Unit		Total Distribution
10/20/2006 – 12/31/2006	February 14, 2007	$ 0.278	(1)	$ 3.6	million
1/1/2007 – 3/31/2007	May 15, 2007	$ 0.35		$ 4.5	million
4/1/2007 – 6/30/2007	August 14, 2007	$ 0.35		$ 6.0	million
7/1/2007 – 9/30/2007	November 14, 2007	$ 0.40		$ 6.8	million
10/1/2007 – 12/31/2007	February 14, 2008	$ 0.425		$ 7.3	million (2)
1/1/2008 – 3/31/2008	May 14, 2008	$ 0.425		$ 7.3	million (2)

(1)	Reflects the pro rata portion of the minimum quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering on October 20, 2006 through December 31, 2006.

(2)	Including distributions to our general partner on its incentive distribution rights.

On July 29, 2008, the board of directors of Exterran GP LLC approved a cash distribution of $0.425 per limited partner unit, or approximately $8.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from April 1, 2008 through June 30, 2008. The record date for this distribution is August 11, 2008 and payment is expected to occur on August 14, 2008. The aggregate amount of the August 2008 cash distribution will be greater than the May 2008 cash distribution because we are required to pay distributions on the approximately 2.5 million units we issued to Exterran Holdings in connection with the July 2008 Contract Operations Acquisition (see Note 12).

8. UNIT-BASED COMPENSATION

We have granted unit options to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. We have also granted phantom units to directors of the general partner of our general partner and to employees of Exterran Holdings and its subsidiaries. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of these unit options and phantom units each period and to record a cumulative adjustment of the expense previously recognized. The cumulative effect recognized in SG&A expense as a result of the re-measurement of fair value of the unit options and phantom units was an expense of $0.9 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively, and a reduction of expense of $0.3 million and an expense of $1.7 million for the six months ended June 30, 2008 and 2007, respectively. We expect to settle the phantom units granted to employees of Exterran Holdings in cash instead of common units and therefore the cumulative expense recognized related to these grants is recorded as a liability.

There was no unit-based compensation cost capitalized during the three and six months ended June 30, 2008 and 2007.

Long-Term Incentive Plan

We have a long-term incentive plan that was adopted by Exterran GP LLC, the general partner of our general partner, in October 2006 for employees, directors and consultants of us, Exterran Holdings or our respective affiliates. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,035,378 common units, common unit options, restricted units and phantom units. The long-term incentive plan is administered by the board of directors of Exterran GP LLC or a committee thereof (the “Plan Administrator”).

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

Unit Options

As of June 30, 2008, we had 591,429 outstanding unit options. During the six months ended June 30, 2008 and 2007, no unit options were granted or exercised. During the six months ended June 30, 2008, 2,143 unit options were cancelled.  As of June 30, 2008, $0.9 million of unrecognized compensation cost related to non-vested unit options is expected to be recognized over the weighted-average period of 0.5 years.

Phantom Units

During the six months ended June 30, 2008, we granted 44,310 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which settle 33 1/3% on each of the first three anniversaries of the grant date. No phantom units vested during the six months ended June 30, 2008.

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2007	9,432	$25.87
Granted	44,310	32.22
Phantom units outstanding, June 30, 2008	53,742	$31.11

As of June 30, 2008, $1.3 million of unrecognized compensation cost related to non-vested phantom units is expected to be recognized over the weighted-average period of 2.4 years.

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

The following table summarizes, by individual hedge instrument, our interest rate swaps as of June 30, 2008 (dollars in thousands):

Fixed Rate to be Paid	Maturity Date	Floating Rate to be Received	Notional Amount	Fair Value of Swap at June 30, 2008
5.275%	December 1, 2011	Three Month LIBOR	$125,000	$(5,311)
5.343%	October 20, 2011	Three Month LIBOR	40,000	(1,898)
5.315%	October 20, 2011	Three Month LIBOR	40,000	(1,864)
			$205,000	$(9,073)

We designated these swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” so that any change in their fair values is recognized as a component of comprehensive income or loss and is included in accumulated other comprehensive income or loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three and six months ended June 30, 2008 and 2007, there was no ineffectiveness.

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

The following table summarizes the valuation of our interest rate swaps under SFAS No. 157 pricing levels as of June 30, 2008 (in thousands):

	As of June 30, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swaps assets (liability)	$(9,073)	$—	$(9,073)	$—

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

12. SUBSEQUENT EVENTS

On July 30, 2008, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of approximately 617 compressor units used to provide compression services under those agreements, comprising approximately 242,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “July 2008 Contract Operations Acquisition”). In connection with this acquisition, we assumed $175.3 million of debt from Exterran Holdings and issued to Exterran Holdings’ wholly-owned subsidiaries 2,413,672 common units and 49,259 general partner units.  Concurrent with the closing of the July 2008 Contract Operations Acquisition, we borrowed $117.5 million under the term loan (see Note 6) and $58.3 million under our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred.

Also, in connection with the closing of the July 2008 Contract Operations Acquisition, we entered into an amendment to our existing Omnibus Agreement with Exterran Holdings.  The amendment, among other things, increased the cap on our reimbursement of SG&A expenses allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on our behalf from $4.75 million per quarter to $6.0 million per quarter (after taking into account such costs that we incur and pay directly) and increased the cap on our reimbursement of cost of sales allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on our behalf from $18.00 per horsepower per quarter to $21.75 per horsepower per quarter (after taking into account such costs that we incur and pay directly).  The amendment also extends these caps for an additional year such that the caps will now terminate on December 31, 2009.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in this report in Part II, Item 1A. “Risk Factors,” those described in our Annual Report on Form 10-K for the year ended December 31, 2007 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•
conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression services;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•
our dependence on Exterran Holdings to provide services, including its ability to hire, train and retain key employees and to timely and cost effectively obtain components necessary to conduct our business;

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

GENERAL

We are a publicly held Delaware limited partnership formed on June 22, 2006 to acquire certain contract operations customer service agreements and the compressor fleet used to provide compression services under those agreements from our predecessor, Exterran Partners Predecessor. In October 2006, we completed an initial public offering of 6,325,000 of our common units at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option.

On August 20, 2007, we changed our name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal Compression Holdings”). In connection with the merger, Universal Compression Holdings and Hanover became wholly-owned subsidiaries of Exterran Holdings, a new company formed in anticipation of the merger, and thereafter Universal Compression Holdings was merged with and into Exterran Holdings.

July 2007 Contract Operations Acquisition

In July 2007, we acquired from Universal Compression Holdings contract operations customer service agreements with eight customers and a fleet of 722 compressor units used to provide compression services under those agreements having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising 281,992 horsepower, or 13% (by then available horsepower), of the combined U.S. contract operations business relating to natural gas compression of Universal Compression Holdings and us (the “July 2007 Contract Operations Acquisition”).  In connection with this acquisition, we assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings approximately 2.0 million common units and  82,220 general partner units. Additionally, we issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. We used the proceeds from the private placement to repay a portion of the debt assumed from Universal Compression Holdings.

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

Merger Between Universal Compression Holdings and Hanover

On August 20, 2007, Universal Compression Holdings and Hanover completed their merger transaction. As a result of the merger, Exterran Holdings became the owner of our general partner, which owned 340,383 general partner units, representing a 2% general partner interest at that time, and all the incentive distribution rights in us, and in addition, Exterran Holdings became the owner of 2,014,395 common units and 6,325,000 subordinated units, collectively representing a 49% limited partner interest in us at that time.

Since the merger, Exterran Holdings has undertaken various internal restructuring transactions to streamline its business and simplify its financial and tax reporting.  We believe that the most recent of these internal restructuring transactions, which occurred on May 31, 2008, represented a sale or exchange of 50% or more of our capital and profits interests and therefore resulted in a technical termination of us for U.S. federal income tax purposes on such date.  The technical termination does not affect our consolidated financial statements nor does it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes.  However, our taxable year for all unitholders ended on May 31, 2008 and will result in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders.  We believe that the deferral of depreciation deductions will result in increased taxable income to certain unitholders in 2008, although the exact increase for each unitholder cannot be estimated at this time. We anticipated the technical termination and previously disclosed it in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

July 2008 Contract Operations Acquisition

On July 30, 2008, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of approximately 617 compressor units used to provide compression services under those agreements, comprising approximately 242,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “July 2008 Contract Operations Acquisition”). In connection with this acquisition, we assumed $175.3 million of debt from Exterran Holdings and issued to Exterran Holdings’ wholly-owned subsidiaries 2,413,672 common units and 49,259 general partner units. Concurrent with the closing of the July 2008 Contract Operations Acquisition, we borrowed $117.5 million under the term loan (please see Note 6 to the Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report) and $58.3 million under our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred.

Also, in connection with the closing of the July 2008 Contract Operations Acquisition, we entered into an amendment to our existing Omnibus Agreement with Exterran Holdings.  For further discussion of the Omnibus Agreement, please see the section entitled "Omnibus Agreement" below.

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

•	the terms under which we, Exterran Holdings, and our respective affiliates may transfer compression equipment among one another to meet our respective contract operations services obligations; and

•	the terms under which we may purchase newly-fabricated contract operations equipment from Exterran Holdings’ affiliates.

The Omnibus Agreement was amended in connection with the July 2008 Contact Operations Acquisition to increase the cap on our reimbursement of selling, general and administrative (“SG&A”) expenses allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on behalf of us from $4.75 million per quarter to $6.0 million per quarter (after taking into account any such costs that we incur and pay directly) and to increase the cap on our reimbursement of cost of sales allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on our behalf from $18.00 per operating horsepower per quarter to $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly). This amendment also extends the date on which the caps expire from December 31, 2008 to December 31, 2009.  For further discussion of the Omnibus Agreement, please see Note 5 to the Financial Statements.

OVERVIEW

Industry Conditions

Natural gas consumption in the United States of America (“U.S.”) for the twelve months ended May 31, 2008 increased by approximately 5% over the twelve months ended May 31, 2007 and is expected to increase by 0.7% per year until 2030, according to the Energy Information Administration. For 2007, the U.S. accounted for an estimated annual production of approximately 19 trillion cubic feet of natural gas.  Industry sources estimate that the U.S.’s natural gas production level will be approximately 21 trillion cubic feet in calendar year 2030.

The natural gas compression services industry has experienced a significant increase in the demand for its products and services since the early 1990s, and we believe the contract compression services industry in the U.S. will continue to have growth opportunities due to the following factors, among others:

•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas; and

•
increasing production from unconventional sources, which include tight sands, shale and coal bed methane, generally require more compression than production from conventional sources to produce the same volume of natural gas.

Our Performance Trends and Outlook

During the remainder of 2008, we expect the overall market demand for contract operations services to be good. Given our recent declines in working horsepower, however, we expect less growth in our contract operations business than for the market overall. Because we initially purchased only contracted equipment, we anticipate that the average utilization of our contract operations fleet will decrease over time as some units become idle due to the termination of contract operations service agreements and undergo major overhauls. We expect that operating costs will moderate during the remainder of 2008; however, pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for any costs of sales is capped through December 31, 2009 (see Notes 5 and 12 to the Financial Statements).  During 2007 and the first six months of 2008, our costs of sales exceeded this cap.

Exterran Holdings currently intends for us to be the primary growth vehicle for its U.S. contract operations business. To this end, Exterran Holdings may contribute additional U.S. contract operations customer contracts and equipment to us in exchange for cash and/or additional interests in us. Such transactions would depend on, among other things, reaching agreement with Exterran Holdings regarding the terms of any purchase, which will require approval of the conflicts committee of the board of directors of our general partner, and our ability to finance any such purchase. This discussion of performance trends and outlook excludes any potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us.

Operating Highlights

The following table summarizes our total available horsepower, average operating horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2008		June 30, 2007
Total Available Horsepower (at period end)	741,859	741,859	386,988	386,988
Average Operating Horsepower	652,174	656,331	347,852	340,092
Horsepower Utilization:
Spot (at period end)	88%	88%	93%	93%
Average	89%	90%	93%	94%

FINANCIAL RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income:

	Three Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Revenue	$34,999	$18,804
Gross margin (1)	19,062	10,742
Gross margin percentage	54%	57%
Expenses:
Depreciation	$5,811	$2,968
Selling, general and administrative	4,745	3,426
Interest expense	3,445	2,093
Other (income) expense, net	(1,129)	(3)
Income tax expense (benefit)	111	(6)
Net income	$6,079	$2,264
____________

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) see Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.

Revenue.  Revenue per average monthly operating horsepower was $17.89 and $18.02 for the three months ended June 30, 2008 and 2007, respectively. Average monthly operating horsepower was 652,174 and 347,852 for the three months ended June 30, 2008 and 2007, respectively. The increase in revenue was primarily due to the inclusion of the results from the assets acquired in the July 2007 Contract Operations Acquisition, and accounted for approximately $14.4 million of the increase in revenue for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Gross Margin.  Gross margin (defined as revenue less cost of sales, excluding depreciation expense) was $19.1 million and $10.7 million for the three months ended June 30, 2008 and 2007, respectively. The increase in gross margin for the three months ended June 30, 2008 was primarily due to the inclusion of the results from the assets acquired in the July 2007 Contract Operations Acquisition.

Gross Margin Percentage.  Gross margin percentage (defined as gross margin as a percentage of revenue) was 54% and 57% for the three months ended June 30, 2008 and 2007, respectively. The decrease in gross margin percentage was primarily due to increased repair and maintenance costs.

Depreciation.  Depreciation expense related to our contract operations fleet was $5.8 million and $3.0 million for the three months ended June 30, 2008 and 2007, respectively. The increase in depreciation expense was primarily due to the additional depreciation on the assets acquired in the July 2007 Contract Operations Acquisition.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses from Exterran Holdings and Universal Compression Holdings, including costs for personnel support and related expenditures.  The increase in SG&A expenses was primarily due to the increased costs associated with the increase in revenues after the July 2007 Contract Operations Acquisition.  SG&A expenses represented 14% and 18% of revenues for the three months ended June 30, 2008 and 2007, respectively.  We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options each period and to record a cumulative adjustment of the expense previously recognized. The decrease in SG&A expense as a percentage of revenue was primarily due to the difference in the impact of the re-measurement of fair value of the unit options and phantom units which increased SG&A expense by $0.9 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively.

Interest expense.  The increase in interest expense is primarily due to a higher average balance on our revolving credit facility during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, as a result of funding the July 2007 Contract Operations Acquisition.

Other (income) expense, net.  The increase in other (income) expense, net, was due to a $1.1 million gain on the sale of used compression equipment during the three months ended June 30, 2008.

Income Tax Expense.  Income tax expense reflects income taxes recorded under the Texas margins tax. The increase in income tax expense was primarily due to an increase in revenue.

THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Revenue	$70,266	$36,389
Gross margin (1)	38,186	20,820
Gross margin percentage	54%	57%
Expenses:
Depreciation	$11,485	$5,750
Selling, general and administrative	7,746	6,196
Interest expense	7,246	4,226
Other (income) expense, net	(1,139)	(9)
Income tax expense	222	50
Net income	$12,626	$4,607
____________

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) see Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.

Revenue.  Revenue per average monthly operating horsepower was $17.84 and $17.83 for the six months ended June 30, 2008 and 2007, respectively. Average monthly operating horsepower was 656,331 and 340,092 for the six months ended June 30, 2008 and 2007, respectively. The increase in revenue was primarily due to the inclusion of the results from the assets acquired in the July 2007 Contract Operations Acquisition, and accounted for approximately $26.9 million of the increase in revenue for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Gross Margin.  Gross margin (defined as revenue less cost of sales, excluding depreciation expense) was $38.2 million and $20.8 million for the six months ended June 30, 2008 and 2007, respectively. The increase in gross margin for the six months ended June 30, 2008 was primarily due to the inclusion of the results from the assets acquired in the July 2007 Contract Operations Acquisition.

Gross Margin Percentage.  Gross margin percentage (defined as gross margin as a percentage of revenue) was 54% and 57% for the six months ended June 30, 2008 and 2007, respectively. The decrease in gross margin percentage was primarily due to increased repair and maintenance costs.

Depreciation.  Depreciation expense related to our contract operations fleet was $11.5 million and $5.8 million for the six months ended June 30, 2008 and 2007, respectively. The increase in depreciation expense was primarily due to the additional depreciation on the assets acquired in the July 2007 Contract Operations Acquisition.

SG&A. SG&A expenses are primarily comprised of an allocation of expenses from Exterran Holdings and Universal Compression Holdings, including costs for personnel support and related expenditures.  The increase in SG&A expense was primarily due to the increased costs associated with the increase in revenues after the July 2007 Contract Operations Acquisition.  SG&A expenses represented 11% and 17% of revenues for the six months ended June 30, 2008 and 2007, respectively. We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options each period and to record a cumulative adjustment of the expense previously recognized. The decrease in SG&A expense as a percentage of revenue was primarily due to the difference in the impact of the re-measurement of fair value of the unit options and phantom units which reduced SG&A expense by $0.3 million and increased SG&A expense by $1.7 million for the six months ended June 30, 2008 and 2007, respectively.

Interest expense.  The increase in interest expense is primarily due to a higher average balance on our revolving credit facility during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, as a result of funding the July 2007 Contract Operations Acquisition.

Other (income) expense, net.  The increase in other (income) expense, net, was due to a $1.1 million gain on the sale of used compression equipment during the six months ended June 30, 2008.

Income Tax Expense.  Income tax expense reflects income taxes recorded under the Texas margins tax. The increase in income tax expense was primarily due to an increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

The following tables summarize our sources and uses of cash for the six months ended June 30, 2008 and 2007, and our cash and working capital as of June 30, 2008 and December 31, 2007:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$15,815	$13,580
Investing activities	(6,697)	(16,150)
Financing activities	(10,935)	1,298
Net change in cash	$(1,817)	$(1,272)

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Cash and cash equivalents	$1,018	$2,835
Working capital	8,536	108

Operating Activities.  The increase in net cash provided by operating activities for the six months ended June 30, 2008 was primarily  the result of additional earnings generated from increased business after the July 2007 Contract Operations Acquisition.

Investing Activities.  Capital expenditures for the six months ended June 30, 2008 were $12.0 million, consisting of $8.9 million for fleet additions and $3.1 million for compressor maintenance activities. Included in our capital expenditures for the six months ended June 30, 2008 were new compression equipment purchases of $8.0 million from Exterran Holdings.  Cash flows used in investing activities decreased due to proceeds of $5.3 million from the sale of used compression equipment in the six months ended June 30, 2008 and reduced capital expenditures during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Financing Activities.  Net cash used in financing activities for the six months ended June 30, 2008 was $10.9 million which was the net result of distributions to unitholders, capital contribution from our limited partner and general partner and changes in accounts receivable and accounts payable with affiliates.

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

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital.  We expect that we will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures). However, we expect that we will rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures. To the extent we are unable to finance growth externally and we are unwilling or unable to establish sufficient cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute on each unit. There are no limitations in our partnership agreement or in the terms of our revolving credit facility on our ability to issue additional units, including units ranking senior to the common units.

Long-term Debt.  In May 2008, we entered into an amendment to our senior secured credit agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility which matures in October 2011.  Concurrent with the closing of the July 2008 Contract Operations Acquisition, the $117.5 million term loan was funded and an additional $58.3 million was drawn on our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred.  The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any equity offerings we make until paid in full. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the senior secured credit facility may be increased by an additional $17.5 million.  This amount will be increased on a dollar-for-dollar basis with each repayment under the term loan facility.

In July 2007, we expanded our revolving credit facility from $225 million to $315 million. As of June 30, 2008, we had $217.0 million outstanding and $98.0 million available under our revolving credit facility. All amounts under the revolving credit facility mature in October 2011.

Under the credit agreement, we are subject to certain limitations, including limitations on our ability to incur additional debt or sell assets, with restrictions on the use of proceeds; to make certain investments and acquisitions; to grant liens; and to pay dividends and distributions. Covenants in the revolving credit facility and term loan require that we maintain various financial ratios. As of June 30, 2008, we were in compliance with all financial covenants.

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

On May 14, 2008, we distributed approximately $7.3 million, or $0.425 per unit, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2008 through March 31, 2008. On July 29, 2008, the board of directors of Exterran GP LLC approved a cash distribution of $0.425 per limited partner unit, or approximately $8.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from April 1, 2008 through June 30, 2008. The record date for this distribution is August 11, 2008 and payment is expected to occur on August 14, 2008.  The aggregate amount of the August 2008 cash distribution will be greater than the May 2008 cash distribution because we are required to pay distributions on the approximately 2.5 million units we issued to Exterran Holdings in connection with the July 2008 Contract Operations Acquisition.

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

Gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of interest expense, depreciation expense and SG&A expense. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenues and SG&A expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income to gross margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income	$6,079	$2,264	$12,626	$4,607
Depreciation	5,811	2,968	11,485	5,750
Selling, general and administrative	4,745	3,426	7,746	6,196
Interest expense	3,445	2,093	7,246	4,226
Other (income) expense, net	(1,129)	(3)	(1,139)	(9)
Income tax expense (benefit)	111	(6)	222	50
Gross margin	$19,062	$10,742	$38,186	$20,820

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing and interest rate swap arrangements.

As of June 30, 2008, after taking into consideration interest rate swaps, we had approximately $12.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $0.1 million.

Interest Rate Swap Arrangements

We are a party to interest rate swap agreements that are recorded at fair value in our consolidated financial statements. We do not use derivative financial instruments for trading or other speculative purposes. A change in the underlying interest rates may also result in a change in their recorded value.

The following table summarizes, by individual hedge instrument, our interest rate swaps as of June 30, 2008 (dollars in thousands):

Fixed Rate to be Paid	Maturity Date	Floating Rate to be Received	Notional Amount	Fair Value of Swap at June 30, 2008
5.275%	December 1, 2011	Three Month LIBOR	$125,000	$(5,311)
5.343%	October 20, 2011	Three Month LIBOR	40,000	(1,898)
5.315%	October 20, 2011	Three Month LIBOR	40,000	(1,864)
			$205,000	$(9,073)

We have designated these swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” so that any change in their fair values is recognized as a component of comprehensive income or loss and is included in accumulated other comprehensive income or loss to the extent that the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three and six months ended June 30, 2008 and 2007, there was no ineffectiveness.

Stock Compensation Costs

We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of these unit options and phantom units each period and to record a cumulative adjustment of the expense previously recognized.  A 10% change in our unit price from June 30, 2008 would result in an increase or decrease in our second quarter 2008 SG&A expense of approximately $0.2 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operation or cash flows for the period in which the resolution occurs.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 6. Exhibits

Exhibit No.	Description
2.1
Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2007.

2.2
Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP
Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed June 26, 2008.

3.1
Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006.

3.2
Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 24, 2007.

3.3
First Amended and Restated Limited Partnership Agreement of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q filed May 8, 2008.

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

10.1
First Amendment to Loan Documents, dated May 8, 2008, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, EXLP Leasing LLC, as Guarantor, Wachovia Bank, National Association, as Administrative Agent and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q filed May 8, 2008.

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

____________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Partners, L.P.

August 6, 2008                                                                           By: EXTERRAN GENERAL PARTNER, L.P.
its General Partner

By: EXTERRAN GP LLC
its General Partner

By: /s/ DANIEL K. SCHLANGER
Daniel K. Schlanger
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1
Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P., Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2007.

2.2
Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP
Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed June 26, 2008.

3.1
Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006.

3.2
Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed August 24, 2007.

3.3
First Amended and Restated Limited Partnership Agreement of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q filed May 8, 2008.

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

10.1
First Amendment to Loan Documents, dated May 8, 2008, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, EXLP Leasing LLC, as Guarantor, Wachovia Bank, National Association, as Administrative Agent and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q filed May 8, 2008.

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

____________
*	Filed herewith.