Form 10-Q
period 2008-09-30
EXTERRAN PARTNERS, L.P.
filed 2008-11-07
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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

As of October 30, 2008, there were 12,767,462 common units and 6,325,000 subordinated units outstanding.

PART I. UNAUDITED FINANCIAL INFORMATION

ITEM 1. Financial Statements

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit amounts)
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$830	$2,835
Accounts receivable, net of allowance of $113 and $86, respectively	27,521	13,434
Due from affiliates, net	3,948	—
Total current assets	32,299	16,269
Compression equipment	553,346	393,906
Accumulated depreciation	(123,593)	(92,938)
Net compression equipment	429,753	300,968
Goodwill	124,019	67,152
Intangibles and other assets, net	6,169	1,699
Total assets	$592,240	$386,088
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$459	$481
Due to affiliates, net	—	8,377
Accrued liabilities	5,723	1,991
Accrued interest	1,772	3,142
Current portion of interest rate swaps	2,190	2,170
Total current liabilities	10,144	16,161
Long-term debt	399,750	217,000
Interest rate swaps	7,065	7,768
Other long-term liabilities	130	—
Total liabilities	417,089	240,929
Commitments and contingencies (Note 11)
Partners’ capital:
Limited partner units:
Common units, 12,767,462 and 10,353,790 units issued and outstanding, respectively	217,923	197,903
Subordinated units, 6,325,000 units issued and outstanding	(41,054)	(49,411)
General partner units, 2% interest with 389,642 and 340,383 units issued and outstanding, respectively	6,759	5,827
Accumulated other comprehensive loss	(8,477)	(9,160)
Total partners’ capital	175,151	145,159
Total liabilities and partners’ capital	$592,240	$386,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$44,390	$34,711	$114,656	$71,100
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	19,900	14,986	51,980	30,555
Depreciation and amortization	7,542	5,160	19,027	10,910
Selling, general and administrative	2,423	3,400	10,169	9,596
Interest expense	4,967	3,560	12,213	7,786
Other (income) expense, net	—	(9)	(1,139)	(18)
Total costs and expenses	34,832	27,097	92,250	58,829
Income before income taxes	9,558	7,614	22,406	12,271
Income tax expense	147	132	369	182
Net income	$9,411	$7,482	$22,037	$12,089

General partner interest in net income	$432	$150	$805	$242
Limited partner interest in net income	$8,979	$7,332	$21,232	$11,847

Weighted average limited partners units outstanding:
Basic	18,305	16,285	17,225	13,875
Diluted	18,320	16,334	17,288	13,959

Earnings per limited partner unit—Basic	$0.49	$0.45	$1.23	$0.85
Earnings per limited partner unit—Diluted	$0.49	$0.45	$1.23	$0.85

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$9,411	$7,482	$22,037	$12,089
Other comprehensive income:
Interest rate swap gain (loss)	(182)	(4,920)	683	(3,056)
Comprehensive income	$9,229	$2,562	$22,720	$9,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$22,037	$12,089
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,027	10,910
Amortization of debt issuance cost	246	171
Amortization of fair value of acquired interest rate swaps	150	—
Unit based compensation expense	(2,142)	2,683
Gain on sale of compression equipment	(1,119)	—
Changes in assets and liabilities:
Accounts receivable, trade	(14,087)	(4,248)
Other assets	25	(13)
Accounts payable, trade	(257)	(1,569)
Other liabilities	2,246	4,862
Net cash provided by operating activities	26,126	24,885
Cash flows from investing activities:
Capital expenditures	(16,362)	(23,777)
Proceeds from the sale of compression equipment	5,275	—
Increase in amounts due from affiliates, net	(4,391)	—
Net cash used in investing activities	(15,478)	(23,777)
Cash flows from financing activities:
Borrowings under revolving credit facility	74,250	99,000
Repayments under revolving credit facility	(184,325)	(163,600)
Borrowings under term loan facility	117,500	—
Distributions to unitholders	(22,928)	(14,062)
Net proceeds from private placement of common units	—	68,982
Debt issuance costs	(309)	(184)
Capital contribution from limited and general partner	10,662	6,195
Decrease in amounts due to affiliates, net	(7,503)	5,982
Net cash provided by (used in) financing activities	(12,653)	2,313
Net increase (decrease) in cash and cash equivalents	(2,005)	3,421
Cash and cash equivalents at beginning of period	2,835	2,430
Cash and cash equivalents at end of period	$830	$5,851

Supplemental disclosure of non-cash transactions:
Contract operations equipment acquired/exchanged, net	$133,591	$134,475
Goodwill allocated in acquisitions	$56,867	$30,603
Intangible assets allocated in acquisition	$4,592	$—
Debt assumed in acquisition	$175,325	$159,600
Common units issued to limited partner	$19,522	$2,626
General partner units issued to general partner	$398	$46

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

Earnings Per Limited Partner Unit

The computation of earnings per limited partner unit is based on the weighted average number of common and subordinated units outstanding during the applicable period. When computing earnings per common unit, if there are any incentive distribution rights (“IDR”) in the period the earnings per common unit calculation relates to, the amount of the IDR is deducted from net income and allocated to the general partner.  The remaining amount of net income, after deducting the IDR, is allocated between the general partner and the limited partners based on the percentage of total units owned by each group.  Basic earnings per limited partner unit is determined by dividing net income, after deducting the amount allocated to the general partner interest (including any incentive distribution), by the weighted average number of outstanding limited partner units during the period.

Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of basic earnings per unit. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether our general partner has discretion over the amount of distributions to be made in any particular period.  This allocation of net income does not impact our total net income or financial results; however, in periods in which aggregate net income exceeds distributions, our general partner could be allocated additional incentive distributions.  For purposes of our earnings per unit calculation, this could have the impact of reducing net income per limited partner unit.  However, we make distributions on the basis of available cash, as defined in our partnership agreement, and determine the actual incentive distributions allocable to our general partner based on actual distributions.

Our common and subordinated units have had the same earnings per unit since our inception.  If our quarterly earnings per limited partner unit is less than $0.35 per unit, earnings per subordinated unit will be less than the earnings per common unit.

The only potentially dilutive securities issued by us are unit options and phantom units, neither of which requires an adjustment to the amount of net income used for dilutive earnings per unit purposes. The dilutive effects of unit option and phantom unit grants outstanding for the three and nine months ended September 30, 2008 were 15,017 units and 63,443 units, respectively. The dilutive effects of unit option and phantom unit grants outstanding for the three and nine months ended September 30, 2007 were 49,625 and 84,375 units, respectively.

Due To/From Affiliates, Net

We have receivables and payables with Exterran Holdings and its subsidiaries.  A valid right of offset exists related to the receivables and payables with these affiliates and as a result, we present such amounts on a net basis on the balance sheet.  A reclassification to the December 31, 2007 balance sheet has been made to provide for a consistent presentation of such balances.

Reclassifications

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the 2008 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB issued a FASB Staff Position that defers the effective date to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. We adopted the required undeferred provisions of SFAS No. 157 on January 1, 2008, and the adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. We do not expect the adoption of the deferred provisions of SFAS No. 157 will have a material impact on our consolidated financial statements.

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

3. JULY 2007 AND JULY 2008 CONTRACT OPERATIONS ACQUISITIONS

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

In connection with the July 2007 Contract Operations Acquisition, we assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings’ wholly-owned subsidiaries approximately 2.0 million common units and 82,220 general partner units. Additionally, we issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. We used the proceeds from the private placement to repay a portion of the debt assumed from Universal Compression Holdings.

Additionally, in connection with the July 2007 Contract Operations Acquisition, we expanded our revolving credit facility from $225 million to $315 million and borrowed an additional $90 million under that facility, which we used, along with available cash, to repay the remainder of the debt assumed from Universal Compression Holdings in conjunction with this acquisition. In July 2007, we entered into two interest rate swap agreements related to our revolving credit facility. Each swap agreement has a notional amount of $40 million. These swap agreements terminate in October 2011 and have a weighted average fixed rate of 5.33%.

On July 30, 2008, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of approximately 620 compressor units used to provide compression services under those agreements having a net book value of  $133.9 million, net of accumulated depreciation of $16.5 million, and comprising approximately 254,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “July 2008 Contract Operations Acquisition”). In connection with this acquisition, we assumed $175.3 million of debt from Exterran Holdings and issued to Exterran Holdings’ wholly-owned subsidiaries approximately 2.4 million common units and 49,259 general partner units.  Concurrent with the closing of the July 2008 Contract Operations Acquisition, we borrowed $117.5 million under the term loan (see Note 6) and $58.3 million under our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred.

In connection with this acquisition, we were allocated historical cost goodwill and finite life intangible assets of Exterran Holdings’ North America contract operations segment.  The amounts allocated were based on the preliminary determination of the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. The preliminary amount of goodwill allocated to us in the July 2008 Contract Operations Acquisition was $56.8 million. The preliminary amount of finite life intangible assets included in the July 2008 Contract Operations Acquisition is comprised of $3.5 million associated with customer relationships and $1.1 million associated with customer contracts. These intangible assets are being amortized through 2024 and 2016, respectively, based on the present value of expected income to be realized from these assets. The preliminary amount of goodwill and finite life intangible assets allocated to us in connection with the July 2008 Contract Operations Acquisition is based on preliminary valuations, and our estimates and assumptions are subject to change upon the completion of management’s review of final valuations. The final valuation of goodwill and finite life intangible assets is expected to be completed as soon as practicable, but no later than one year from the acquisition date, in accordance with GAAP.

Pro Forma Financial Information

Pro forma financial information has been included to give effect to the significant expansion of our compressor fleet and service contracts as the result of the July 2007 and July 2008 Contract Operations Acquisitions.  The transactions are presented in the pro forma financial information as though the transactions had occurred at the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The pro forma consolidated financial information was derived by adjusting our historical financial statements.

The pro forma financial information reflects the following transactions:

•
the contribution of customer contracts and equipment used to provide compression services under those transferred contracts in the July 2007 Contract Operations Acquisition from Universal Compression Holdings to us and the contribution of customer contracts and equipment used to compression services under those transferred contracts in the July 2008 Contract Operations Acquisition from Exterran Holdings to us;

•	our assumption of $159.6 million and $175.3 million of Universal Compression Holdings’ debt and Exterran Holdings debt, respectively;

•
the issuance of our common units in a private placement, payment of private placement fees and use of the proceeds received from the private placement to repay a portion of the debt assumed from Universal Compression Holdings; and

•
our borrowing of $117.5 million under our term loan and $148.3 million under our revolving credit facility and use of those proceeds to repay the debt assumed from Universal Compression Holdings and Exterran Holdings.

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2008		September 30, 2007
	(In thousands, except per unit amounts)

Total revenues	$48,084	$144,530	$46,338	$134,619
Net income	$9,498	$26,988	$9,123	$25,351
Earnings per limited partner unit—Basic	$0.46	$1.35	$0.46	$1.29
Earnings per limited partner unit—Diluted	$0.46	$1.34	$0.46	$1.28

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units were assumed to have been outstanding since January 1, 2007. Pursuant to the partnership agreement, to the extent that the quarterly distributions exceed certain targets, the general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to the general partner than to the holders of common and subordinated units. The pro forma net earnings per unit calculations reflect the incentive distributions made to the general partner and a reduction of net income allocable to the limited partners of $0.2 million and $0.3 million for the three and nine months ended September 30, 2008, respectively, which reflects the amount of additional incentive distributions that would have occurred if the excess of net earnings over actual distributions for the period had been distributed.  For the three and nine months ended September 30, 2007, the pro forma net income per unit calculations reflect the incentive distributions made to the general partner and a reduction of net income allocable to the limited partners of approximately $0.2 million for both the three and nine months ended September 30, 2007, which reflects the amount of additional incentive distributions that would have occurred if the excess of net income over actual distributions for the period had been distributed.

4. MERGER BETWEEN UNIVERSAL COMPRESSION HOLDINGS AND HANOVER

On August 20, 2007, Universal Compression Holdings and Hanover completed their merger transaction. In connection with the merger, Universal Compression Holdings and Hanover became wholly-owned subsidiaries of Exterran Holdings, and Universal Compression Holdings then merged with and into Exterran Holdings. As a result of the merger, Exterran Holdings became the indirect owner of our general partner, which as of September 30, 2008, owned 389,642 general partner units, representing a 2% general partner interest, and all the incentive distribution rights in us.  In addition, as of September 30, 2008, Exterran Holdings owned 4,428,067 common units and 6,325,000 subordinated units, collectively representing a 55% limited partner interest in us.

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

In May 2008, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 52 compressor units, totaling approximately 24,600 horsepower with a net book value of approximately $11.3 million to EI Leasing LLC, an indirect wholly-owned subsidiary of Exterran Holdings. On that date, EI Leasing LLC transferred ownership to us of 133 compressor units totaling approximately 27,100 horsepower with a net book value of approximately $11.3 million. On September 1, 2008, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 34 compressor units, totaling approximately 17,400 horsepower with a net book value of approximately $9.0 million to EI Leasing LLC. On that date, EI Leasing LLC transferred ownership to us of 80 compressor units totaling approximately 18,700 horsepower with a net book value of approximately $8.7 million.  No customer contracts were included in either of the transfers discussed above. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid a nominal amount to EI Leasing LLC in each of the transfers. We recorded the compressor units received at the historical book basis of EI Leasing LLC.  The units we received from EI Leasing LLC were being utilized to provide services to our customers on the date of the transaction, and prior to the transaction, had been leased by us from EI Leasing LLC.  The units we transferred to EI Leasing LLC were being utilized to provide services to customers of EI Leasing LLC on the date of the transaction, and prior to the transaction had been leased by EI Leasing LLC from us.

In connection with the closing of the July 2008 Contract Operations Acquisition, we entered into an amendment to our existing Omnibus Agreement with Exterran Holdings.  The amendment, among other things, increased the cap on our reimbursement of  selling, general and administrative (“SG&A”) expenses allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on our behalf from $4.75 million per quarter to $6.0 million per quarter (after taking into account such costs that we incur and pay directly) and increased the cap on our reimbursement of cost of sales allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on our behalf from $18.00 per operating horsepower per quarter to $21.75 per operating horsepower per quarter (after taking into account such costs that we incur and pay directly).  The amendment also extends these caps for an additional year such that the caps will now terminate on December 31, 2009.

For the three months ended September 30, 2008 and 2007, our cost of sales exceeded the cap provided in the Omnibus Agreement by $3.6 million and $2.8 million, respectively. For the nine months ended September 30, 2008 and 2007, our cost of sales exceeded the cap provided in the Omnibus Agreement by $10.7 million and $5.9 million, respectively. For the three months ended September 30, 2008 and 2007, our SG&A expense exceeded the cap provided in the Omnibus Agreement by approximately $16,000 and zero, respectively. For the nine months ended September 30, 2008 and 2007, our SG&A expense exceeded the cap provided in the Omnibus Agreement by approximately $16,000 and $0.3 million, respectively.

During the nine months ended September 30, 2008 and 2007, we purchased $8.1 million and $18.7 million, respectively, of new compression equipment from Exterran Holdings. The equipment purchased during the nine months ended September 30, 2008 and 2007 was recorded in our consolidated balance sheet as property, plant and equipment of $7.3 million and $16.8 million, respectively, which represents the carrying value of the equipment from the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $0.8 million and $1.9 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the nine months ended September 30, 2008 and 2007, Exterran Holdings contributed $3.2 million and $2.8 million, respectively, of cost to overhaul compression equipment owned by us. These costs related to in-progress overhauls on equipment that was contributed to us on the dates of our initial public offering, the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition.

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to lease compression equipment between Exterran Holdings and us so as to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be leased if it will not cause us to breach any existing compression services contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs.  At September 30, 2008, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $13.8 million and $1.8 million, respectively.

For the three months ended September 30, 2008 and 2007, we had revenue of $0.3 million and $0.4 million, respectively, related to the lease of our compression equipment to Exterran Holdings. For the three months ended September 30, 2008 and 2007, we had cost of sales of $1.8 million and $1.6 million, respectively, related to the lease of compression equipment from Exterran Holdings.

For the nine months ended September 30, 2008 and 2007, we had revenue of $1.2 million and $0.9 million, respectively, related to the lease of our compression equipment to Exterran Holdings. For the nine months ended September 30, 2008 and 2007, we had cost of sales of $5.5 million and $3.0 million, respectively, related to the lease of compression equipment from Exterran Holdings.

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

Our revolving credit facility bears interest at a base rate, or LIBOR, at our option, plus an applicable margin, as defined in the credit agreement. At September 30, 2008, all amounts outstanding were LIBOR loans and the applicable margin was 1.0%. The weighted average interest rate on the outstanding balance at September 30, 2008, excluding the effect of related cash flow hedges, was 4.1%.

In May 2008, we entered into an amendment to our senior secured credit agreement that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility which matures in October 2011.  Concurrent with the closing of the July 2008 Contract Operations Acquisition, the $117.5 million term loan was funded (see Note 3).  The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any future equity offerings until paid in full. All amounts outstanding under the credit facility mature in October 2011.

The term loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of base rate loans, from 0.5% to 1.5%. Borrowings under the term loan are subject to the same credit agreement covenants as our revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis. The weighted average interest rate on the outstanding balance of the term loan at September 30, 2008, excluding the effect of related cash flow hedges, was 5.8%.

As of September 30, 2008, we had $399.8 million of long-term debt outstanding and $32.7 million available under our senior secured credit facility. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the senior secured credit facility may be increased by an additional $17.5 million.  This amount will be increased on a dollar-for-dollar basis with each repayment under the term loan facility.

As of September 30, 2008, we were in compliance with all financial covenants under the credit agreement.

7. CASH DISTRIBUTIONS

Period Covering	Payment Date	Distribution per Limited Partner Unit		Total Distribution
10/20/2006 – 12/31/2006	February 14, 2007	$ 0.278	(1)	$ 3.6	million
1/1/2007 – 3/31/2007	May 15, 2007	$ 0.350		$ 4.5	million
4/1/2007 – 6/30/2007	August 14, 2007	$ 0.350		$ 6.0	million
7/1/2007 – 9/30/2007	November 14, 2007	$ 0.400		$ 6.8	million
10/1/2007 – 12/31/2007	February 14, 2008	$ 0.425		$ 7.3	million (2)
1/1/2008 – 3/31/2008	May 14, 2008	$ 0.425		$ 7.3	million (2)
4/1/2008 – 6/30/2008	August 14, 2008	$ 0.425		$ 8.3	million (2)

(1)	Reflects the pro rata portion of the minimum quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering on October 20, 2006 through December 31, 2006.

(2)	Including distributions to our general partner on its incentive distribution rights.

On October 28, 2008, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from July 1, 2008 through September 30, 2008. The record date for this distribution is November 7, 2008 and payment is expected to occur on November 14, 2008.

8. UNIT-BASED COMPENSATION

We have granted unit options to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. We have also granted phantom units to directors of the general partner of our general partner and to employees of Exterran Holdings and its subsidiaries. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of these unit options and phantom units each period and record a cumulative adjustment of the expense previously recognized. The cumulative effect recognized in SG&A expense as a result of the re-measurement of fair value of the unit options and phantom units was a reduction of expense of $3.6 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and a reduction of expense of $3.8 million and an expense of $1.4 million for the nine months ended September 30, 2008 and 2007, respectively. We expect to settle the phantom units granted to employees of Exterran Holdings in cash instead of common units and therefore the cumulative expense recognized related to these grants is recorded as a liability.

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

In October 2008, our long-term incentive plan was amended to allow us the option to settle any exercised unit options in a cash payment equal to the fair market value of the number of common units that we would otherwise issue upon exercise of such unit option less the exercise price and any amounts required to meet withholding requirements.

Unit Options

As of September 30, 2008, we had 591,429 outstanding unit options. During the nine months ended September 30, 2008 and 2007, no unit options were granted or exercised. During the nine months ended September 30, 2008, 2,143 unit options were cancelled.

 Phantom Units

During the nine months ended September 30, 2008, we granted 44,310 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which settle 33 1/3% on each of the first three anniversaries of the grant date. No phantom units vested during the nine months ended September 30, 2008.

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2007	9,432	$25.87
Granted	44,310	32.22
Forfeited	(5,590)	32.22
Phantom units outstanding, September 30, 2008	48,152	$30.98

As of September 30, 2008, $1.0 million of unrecognized compensation cost related to non-vested phantom units is expected to be recognized over the weighted-average period of 2.1 years.

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

The following table summarizes, by individual hedge instrument, our interest rate swaps as of September 30, 2008 (in thousands):

Fixed Rate to be Paid	Maturity Date	Floating Rate to be Received	Notional Amount	Fair Value of Swap at September 30, 2008
5.275%	December 1, 2011	Three Month LIBOR	$125,000	$(5,519)
5.343%	October 20, 2011	Three Month LIBOR	40,000	(1,883)
5.315%	October 20, 2011	Three Month LIBOR	40,000	(1,853)
			$205,000	$(9,255)

We designated these swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” so that any change in their fair values is recognized as a component of comprehensive income or loss and is included in accumulated other comprehensive income or loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three and nine months ended September 30, 2008, there was no ineffectiveness.  For the three months ended September 30, 2007, we recorded no ineffectiveness and for the nine months ended September 30, 2007, we recorded approximately $36,000 of ineffectiveness.  This amount was recorded as a reduction to interest expense.

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

The following table summarizes the valuation of our interest rate swaps under SFAS No. 157 pricing levels as of September 30, 2008 (in thousands):

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Interest rate swaps liability	$(9,255)	$—	$(9,255)	$—

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

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	an IRS challenge to our valuation methodologies, which may result in a shift of income, gain, loss and deduction between the general partner and the unitholders;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the creditworthiness of our customers;

•	our inability to implement certain business and financial objectives, such as:

•	growing our asset base, particularly our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash;

•	accessing the capital markets; and

•	refinancing existing or incurring additional indebtedness to fund our business;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental and other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

GENERAL

We are a publicly held Delaware limited partnership formed on June 22, 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements from our predecessor, Exterran Partners Predecessor. In October 2006, we completed an initial public offering of 6,325,000 of our common units at a price of $21.00 per unit, including 825,000 common units sold pursuant to the exercise of the underwriters’ overallotment option.

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

July 2007 Contract Operations Acquisition

In July 2007, we acquired from Universal Compression Holdings contract operations customer service agreements with eight customers and a fleet of 722 compressor units used to provide compression services under those agreements having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising 281,992 horsepower, or 13% (by then available horsepower), of the combined U.S. contract operations business relating to natural gas compression of Universal Compression Holdings and us (the “July 2007 Contract Operations Acquisition”).  In connection with this acquisition, we assumed $159.6 million in debt from Universal Compression Holdings and issued to Universal Compression Holdings’ wholly-owned subsidiaries approximately 2.0 million common units and 82,220 general partner units. Additionally, we issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. We used the proceeds from the private placement to repay a portion of the debt assumed from Universal Compression Holdings.

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

Merger Between Universal Compression Holdings and Hanover

On August 20, 2007, Universal Compression Holdings and Hanover completed their merger transaction. As a result of the merger, Exterran Holdings became the owner of our general partner, which as of September 30, 2008, owned 389,642 general partner units, representing a 2% general partner interest, and all the incentive distribution rights in us.  In addition, as of September 30, 2008, Exterran Holdings owned 4,428,067 common units and 6,325,000 subordinated units, collectively representing a 55% limited partner interest in us.

Since the merger, Exterran Holdings has undertaken various internal restructuring transactions to streamline its business and simplify its financial and tax reporting.  We believe that one of these internal restructuring transactions, which occurred on May 31, 2008, represented a sale or exchange of 50% or more of our capital and profits interests and therefore resulted in a technical termination of us for U.S. federal income tax purposes on such date.  The technical termination does not affect our consolidated financial statements nor does it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes.  However, our taxable year for all unitholders ended on May 31, 2008 and will result in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders.  We believe that the deferral of depreciation deductions will result in increased taxable income to certain unitholders in 2008, although the exact increase for each unitholder cannot be estimated at this time. We anticipated the technical termination and previously disclosed it in our Annual Report on Form 10-K for the year ended December 31, 2007, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and our Current Report on Form 8-K filed on June 3, 2008.

July 2008 Contract Operations Acquisition

On July 30, 2008, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of approximately 620 compressor units used to provide compression services under those agreements having a net book value of $133.9 million, net of accumulated depreciation of $16.5 million, and comprising approximately 254,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “July 2008 Contract Operations Acquisition”). In connection with this acquisition, we assumed $175.3 million of debt from Exterran Holdings and issued to Exterran Holdings’ wholly-owned subsidiaries approximately 2.4 million common units and 49,259 general partner units. Concurrent with the closing of the July 2008 Contract Operations Acquisition, we borrowed $117.5 million under our term loan facility (see Note 6 to the Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report) and $58.3 million under our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred.

Also, in connection with the closing of the July 2008 Contract Operations Acquisition, we entered into an amendment to our existing Omnibus Agreement with Exterran Holdings.  For further discussion of the Omnibus Agreement, please see the section entitled “Omnibus Agreement” below.

Omnibus Agreement

We are a party to an omnibus agreement with Exterran Holdings, and others, and prior to the merger between Universal Compression Holdings and Hanover, with Universal Compression Holdings and others (as amended and restated, the “Omnibus Agreement”), the terms of which include, among other things:

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

The Omnibus Agreement was amended in connection with the July 2008 Contact Operations Acquisition to increase the cap on our reimbursement of selling, general and administrative (“SG&A”) expenses allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on behalf of us from $4.75 million per quarter to $6.0 million per quarter (after taking into account any such costs that we incur and pay directly) and to increase the cap on our reimbursement of cost of sales allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on our behalf from $18.00 per operating horsepower per quarter to $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly). This amendment also extended the date on which the caps expire from December 31, 2008 to December 31, 2009.  For further discussion of the Omnibus Agreement, please see Note 5 to the Financial Statements.

OVERVIEW

Industry Conditions

Natural gas consumption in the United States of America (“U.S.”) for the twelve months ended August 31, 2008 increased by approximately 4% over the twelve months ended August 31, 2007 and is expected to increase by 0.7% per year until 2030, according to the Energy Information Administration. For 2007, the U.S. accounted for an estimated annual production of approximately 19 trillion cubic feet of natural gas.  Industry sources estimate that the U.S.’s natural gas production level will be approximately 21 trillion cubic feet in calendar year 2030.

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

Our Performance Trends and Outlook

During the fourth quarter of 2008, we expect the overall market demand for contract operations services to be good. Given our recent declines in working horsepower utilization; however, we expect less growth in our contract operations business than for the overall market. Because we initially purchased only contracted equipment from Exterran Holdings, we anticipate that the average utilization of our contract operations fleet will decrease over time as some units become idle due to the termination of contract operations service agreements.  A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our third quarter 2008 revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) by approximately $0.4 million and $0.2 million, respectively.

Currently, we believe the recent decline in commodity prices and the impact of uncertain credit and capital market conditions resulting from the global financial crisis could negatively impact the level of capital spending by our customers in 2009.  The effects on our business of lower capital spending by our customers are difficult to predict for a variety of reasons.  First, we believe our contract operations business is more closely tied to natural gas production than drilling activities and, therefore, it has historically experienced more stable demand than that for other energy service products and services.  Second, some of our customers may have less access to external capital sources than in the recent past, which we believe could result in their desire to seek to outsource a greater amount of their compression services.  Although we are not able at this time to predict the final impact of the current financial market and industry conditions on our businesses in 2009, we believe we are well positioned both from a capital and competitive perspective to take advantage of opportunities that may become available during this period of uncertainty.  We will continue to evaluate the impact of these trends on our business as the market and industry environment continue to evolve.

Our revenue, earnings and financial position are affected by, among other things, (i) market conditions that impact demand for compression, (ii) our customers’ decisions to utilize our services rather than purchase equipment or utilize our competitors, (iii) our customers’ decisions whether to renew service agreements with us, and (iv) the timing and consummation of acquisitions of additional contract operations customer contracts and equipment from Exterran Holdings.  In particular, many of our contracts with customers have short initial terms, and we cannot be sure that such contracts for these services will be renewed after the end of the initial contractual term; any such nonrenewal could adversely impact our results of operations and cash available for distribution.  Our level of capital spending depends on the demand for our services and the equipment we require to render those services to our customers.  For further information regarding material uncertainties to which our business is exposed, see Item 1A. (“Risk Factors”), included in Part II of this report, and Item 1A. (“Risk Factors”), included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

We expect that operating costs will moderate during the fourth quarter of 2008; however, pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for any costs of sales is capped through December 31, 2009 (see Note 5 to the Financial Statements).  During 2007 and the first nine months of 2008, our costs of sales exceeded this cap.

Exterran Holdings currently intends for us to be the primary growth vehicle for its U.S. contract operations business over time. To this end, Exterran Holdings may contribute additional U.S. contract operations customer contracts and equipment to us in exchange for cash and/or additional interests in us. Such transactions would depend on, among other things, reaching agreement with Exterran Holdings regarding the terms of any purchase, which will require approval of the conflicts committee of the board of directors of our general partner, and our ability to finance any such purchase. Future contributions of assets to us upon consummation of a transaction with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity.  This discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us.

Operating Highlights

The following table summarizes our total available horsepower, average operating horsepower and horsepower utilization percentages for the periods presented.

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2008		September 30, 2007
Total Available Horsepower (at period end)	1,017,417	1,017,417	702,662	702,662
Total Operating Horsepower (at period end)	909,011	909,011	664,049	664,049
Average Operating Horsepower	816,420	704,357	632,492	438,844
Horsepower Utilization:
Spot (at period end)	89%	89%	95%	95%
Average	89%	90%	95%	96%

FINANCIAL RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income for the periods presented.

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Revenue	$44,390	$34,711
Gross margin (1)	24,490	19,725
Gross margin percentage	55%	57%
Expenses:
Depreciation and amortization	$7,542	$5,160
Selling, general and administrative	2,423	3,400
Interest expense	4,967	3,560
Other (income) expense, net	—	(9)
Income tax expense	147	132
Net income	$9,411	$7,482
____________

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) see Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.

Revenue.  Average monthly operating horsepower was 816,420 and 632,492 for the three months ended September 30, 2008 and 2007, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the assets acquired in the July 2008 Contract Operations Acquisition.  The inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition accounted for approximately $9.2 million of the increase in revenue for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, but was partially offset by lower utilization.

Gross Margin.  Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was $24.5 million and $19.7 million for the three months ended September 30, 2008 and 2007, respectively. The increase in gross margin for the three months ended September 30, 2008 was primarily due to the inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition but was partially offset by lower utilization.

Gross Margin Percentage.  Gross margin percentage (defined as gross margin as a percentage of revenue) was 55% and 57% for the three months ended September 30, 2008 and 2007, respectively. The decrease in gross margin percentage was primarily due to increased repair and maintenance costs.

Depreciation and Amortization.   The increase in depreciation and amortization expense was primarily due to the additional depreciation on the assets acquired in the July 2008 Contract Operations Acquisition and amortization of the intangible assets acquired in the July 2008 Contract Operations Acquisition.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses from Exterran Holdings and Universal Compression Holdings, including costs for personnel support and related expenditures.   SG&A expenses represented 5% and 10% of revenues for the three months ended September 30, 2008 and 2007, respectively.  The decrease in SG&A expense and SG&A expense as a percentage of revenue was primarily due to the difference in the impact of the re-measurement of fair value of the unit options and phantom units which reduced SG&A expense by $3.6 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively.  We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options each period and to record a cumulative adjustment of the expense previously recognized.

Interest Expense.  The increase in interest expense was primarily due to a higher average balance on our revolving credit facility and the funding of our term loan to fund the July 2008 Contract Operations Acquisition during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Income Tax Expense.  Income tax expense reflects income taxes recorded under the Texas margins tax. The increase in income tax expense was primarily due to an increase in revenue within the state of Texas.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income for the periods presented.

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Revenue	$114,656	$71,100
Gross margin (1)	62,676	40,545
Gross margin percentage	55%	57%
Expenses:
Depreciation and amortization	$19,027	$10,910
Selling, general and administrative	10,169	9,596
Interest expense	12,213	7,786
Other (income) expense, net	(1,139)	(18)
Income tax expense	369	182
Net income	$22,037	$12,089

(1)
For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”) see Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.

Revenue.  Average monthly operating horsepower was 704,357 and 438,844 for the nine months ended September 30, 2008 and 2007, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the assets acquired in the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition.  The inclusion of the results from the assets acquired in the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition accounted for approximately $28.3 million and $9.2 million, respectively, of the increase in revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, but was partially offset by lower utilization.

Gross Margin.  Gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was $62.7 million and $40.5 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in gross margin for the nine months ended September 30, 2008 was primarily due to the inclusion of the results from the assets acquired in the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition but was partially offset by lower utilization.

Gross Margin Percentage.  Gross margin percentage (defined as gross margin as a percentage of revenue) was 55% and 57% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in gross margin percentage was primarily due to increased repair and maintenance costs.

Depreciation and Amortization.   The increase in depreciation and amortization expense was primarily due to the additional depreciation on the assets acquired in the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition and amortization of the intangible assets acquired in the July 2008 Contract Operations Acquisition.

SG&A. SG&A expenses are primarily comprised of an allocation of expenses from Exterran Holdings and Universal Compression Holdings, including costs for personnel support and related expenditures.  The increase in SG&A expense was primarily due to the increased costs associated with the increase in revenues after the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition.  SG&A expenses represented 9% and 13% of revenues for the nine months ended September 30, 2008 and 2007, respectively. The decrease in SG&A expense as a percentage of revenue was primarily due to the difference in the impact of the re-measurement of fair value of the unit options and phantom units, which reduced SG&A expense by $3.8 million and increased SG&A expense by $1.4 million for the nine months ended September 30, 2008 and 2007, respectively.  We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options each period and to record a cumulative adjustment of the expense previously recognized.

Interest Expense.  The increase in interest expense during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was primarily due to a higher average balance on our revolving credit facility and the funding of our term loan to fund the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition.

Other (Income) Expense, Net.  The increase in other (income) expense, net, was due to a $1.1 million gain on the sale of used compression equipment during the nine months ended September 30, 2008.

Income Tax Expense.  Income tax expense reflects income taxes recorded under the Texas margins tax. The increase in income tax expense was primarily due to an increase in revenue within the state of Texas.

LIQUIDITY AND CAPITAL RESOURCES

The following tables summarize our sources and uses of cash for the nine months ended September 30, 2008 and 2007, and our cash and working capital as of September 30, 2008 and December 31, 2007:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$26,126	$24,885
Investing activities	(15,478)	(23,777)
Financing activities	(12,653)	2,313
Net change in cash	$(2,005)	$3,421

	September 30, 2008	December 31, 2007
	(in thousands)
Cash and cash equivalents	$830	$2,835
Working capital	22,155	108

Operating Activities.  The increase in net cash provided by operating activities for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily the result of additional earnings generated from increased business after the July 2008 Contract Operations Acquisition and the July 2007 Contract Operations Acquisition, partially offset by an increase in accounts receivable.

Investing Activities.  The decrease in cash used in investing activities during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily attributable to decreased capital expenditures, proceeds from the sale of used compression equipment of $5.3 million in the current period and an increase in the amounts due from affiliates, net.  Capital expenditures for the nine months ended September 30, 2008 were $16.4 million, consisting of $10.4 million for fleet additions and $6.0 million for compressor maintenance activities. Included in our capital expenditures for the nine months ended September 30, 2008 were new compression equipment purchases of $8.1 million from Exterran Holdings.

Financing Activities.  The increase in cash used in financing activities during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily the result of $69.0 million of net proceeds from a private placement in the prior period, a decrease in the amounts due to affiliates, net and an increase in distributions to our unitholders in the current period, partially offset by higher net repayments of borrowings in the prior year period.

Capital Requirements.  The natural gas compression business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is dependent on the demand for our services and the availability of the type of compression equipment required for us to render those services to our customers.  Our capital requirements have consisted primarily of, and we anticipate that our capital requirements will continue to consist of, the following:

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

We currently plan to spend approximately $20 million to $25 million in net capital expenditures during 2008 including (1) fleet equipment additions and (2) approximately $10 million on equipment maintenance capital.

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our credit facility and that we have the ability to generate adequate amounts of cash to meet our short-term and long-term needs. Given our objective of growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that we will continue to invest significant amounts of capital to grow and acquire assets. We will actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our revolving credit facility, the issuance of additional partnership units, and future debt offerings as appropriate, given market conditions.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital.  We expect that we will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business (including for future capital expenditures). However, we expect that we will rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures. As a result of the capital market declines and the economic slowdown, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow. To the extent we are unable to finance growth externally and we are unwilling or unable to establish sufficient cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute on each unit. There are no limitations in our partnership agreement or in the terms of our revolving credit facility on our ability to issue additional units, including units ranking senior to the common units.

Credit and Financial Industry Environment. The continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition.  For example, Wachovia Bank, National Association, the administrative agent under our revolving credit facility, has announced its agreement to be acquired by Wells Fargo.  If Wachovia or its successor, or any other lender under our revolving credit facility, is not able to perform its obligations under our revolving credit facility, our borrowing capacity under this facility would be reduced by such lender’s pro rata portion of the unfunded commitments.

In addition, Wachovia is a counterparty to one of our interest rate swap agreements.  If this swap agreement is settled in our favor, and if Wachovia, or its successor, is unable to perform its obligations under these agreements, we could lose the amounts we are owed under this agreement. At September 30, 2008 the interest rate swap with Wachovia was in Wachovia’s favor. The credit crisis could have an impact on our remaining interest rate swap agreements if other counterparties are unable to perform their obligations under those agreements. At September 30, 2008, we owed counterparties approximately $9.3 million related to our interest rate swap agreements.

We currently believe that the pending acquisition by Wells Fargo of Wachovia will not have a material adverse effect on our financial position, results of operations or cash flows.  However, we continue to closely monitor this situation and our legal rights under our contractual relationships with Wachovia.

Long-term Debt.  In May 2008, we entered into an amendment to our senior secured credit facility that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility which matures in October 2011.  Concurrent with the closing of the July 2008 Contract Operations Acquisition, the $117.5 million term loan was funded and $58.3 million was drawn on our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred.  The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any future equity offerings until paid in full. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the senior secured credit facility may be increased by an additional $17.5 million.  This amount will be increased on a dollar-for-dollar basis with each repayment under the term loan facility.

In July 2007, we expanded our revolving credit facility from $225 million to $315 million. As of September 30, 2008, we had $399.8 million of long-term debt outstanding and $32.7 million available under our senior secured credit facility. All amounts under the revolving credit facility mature in October 2011.

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must also maintain various consolidated financial ratios. As of September 30, 2008, we were in compliance with all financial covenants.

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

On October 28, 2008, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from July 1, 2008 through September 30, 2008. The record date for this distribution is November 7, 2008 and payment is expected to occur on November 14, 2008.

Contractual obligations.  The following summarizes our contractual obligations at September 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2008	2009-2010	2011-2012	Thereafter
	(in thousands)
Long term debt (1)
Revolving credit facility	$282,250	$—	$—	$282,250		$—
Term loan	117,500	—	—	117,500		—
Total long-term debt	399,750	—	—	399,750		—
Interest on long-term debt (2)	58,808	4,524	36,189	18,095		—
Total contractual obligations	$458,558	$4,524	$36,189	$417,845	$

(1)	For more information on our long-term debt, see Note 6 to the Financial Statements.

(2)	Interest amounts calculated using interest rates in effect as of September 30, 2008, including the effect of interest rate swaps.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements that may affect us, please see Note 2 to the Financial Statements.

NON-GAAP FINANCIAL MEASURE

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income taxes. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense and SG&A expense. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenues and SG&A expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income to gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income	$9,411	$7,482	$22,037	$12,089
Depreciation and amortization	7,542	5,160	19,027	10,910
Selling, general and administrative	2,423	3,400	10,169	9,596
Interest expense	4,967	3,560	12,213	7,786
Other (income) expense, net	—	(9)	(1,139)	(18)
Income tax expense	147	132	369	182
Gross margin	$24,490	$19,725	$62,676	$40,545

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of September 30, 2008, after taking into consideration interest rate swaps, we had approximately $194.8 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $1.9 million.

Interest Rate Swap Arrangements

We are a party to interest rate swap agreements that are recorded at fair value in our consolidated financial statements. We do not use derivative financial instruments for trading or other speculative purposes. A change in the underlying interest rates may also result in a change in their recorded value.

The following table summarizes, by individual hedge instrument, our interest rate swaps as of September 30, 2008 (dollars in thousands):

Fixed Rate to be Paid	Maturity Date	Floating Rate to be Received	Notional Amount	Fair Value of Swap at September 30, 2008
5.275%	December 1, 2011	Three Month LIBOR	$125,000	$(5,519)
5.343%	October 20, 2011	Three Month LIBOR	40,000	(1,883)
5.315%	October 20, 2011	Three Month LIBOR	40,000	(1,853)
			$205,000	$(9,255)

We have designated these swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” so that any change in their fair values is recognized as a component of comprehensive income or loss and is included in accumulated other comprehensive income or loss to the extent that the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three and nine months ended September 30, 2008, there was no ineffectiveness.  For the three months ended September 30, 2007, we recorded no ineffectiveness and for the nine months ended September 30, 2007, we recorded approximately $36,000 of ineffectiveness.  This amount was recorded as a reduction to interest expense.

Stock Compensation Costs

We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of these unit options and phantom units each period and to record a cumulative adjustment of the expense previously recognized.  A 10% change in our unit price from September 30, 2008 would result in an increase or decrease in SG&A expense for three months ended September 30, 2008, of approximately $21,000.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

“Item 1.A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition.  For example, Wachovia Bank, National Association, the administrative agent under our revolving credit facility, has announced its agreement to be acquired by Wells Fargo.  If Wachovia or its successor is not able to perform its obligations under our revolving credit facility, our ability to borrow under this facility may be reduced by Wachovia’s pro rata portion of the $32.7 million in unfunded commitments that, as of September 30, 2008, was available under our revolving credit facility.  If other lenders become unable to perform their obligations under our revolving credit facility, our borrowing capacity under this facility could be further reduced.  Inability to borrow additional amounts under our revolving credit facility could limit our ability to fund our future growth and operations.

In addition, Wachovia is a counterparty to one of our interest rate swap agreements.  If this swap agreement is settled in our favor, and if Wachovia, or its successor, is unable to perform its obligations under this agreement, we could lose the amounts we are owed under this agreement. The credit crisis could have an impact on our remaining interest rate swap agreements if other counterparties are unable to perform their obligations under those agreements.

The securities market declines and economic slowdown may have an impact on our ability to fund purchases of additional compression contracts and equipment.

We intend to fund our growth capital expenditures and acquisitions, including future acquisitions of compression contracts and equipment from Exterran Holdings, with external sources of capital, including additional borrowings under our credit agreement and/or offerings of equity or debt in the capital markets.  As a result of the economic slowdown and the declines in both our unit price and the availability of equity capital in the public markets, our ability to access the capital markets may be restricted, which could have an impact on our ability to grow our asset and customer base.  Our inability to fund purchases of additional compression contracts and equipment could adversely impact our results of perations and cash available for distribution to our unitholders.

We depend on demand for and production of natural gas in the U.S., and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services which could cause our revenue and cash available for distribution to decrease.

Natural gas contract operations in the U.S. are significantly dependent upon the demand for and production of natural gas in the U.S. Demand may be affected by, among other factors, natural gas prices, weather, demand for energy and availability and price of alternative energy sources. A reduction in U.S. demand could force us to reduce our pricing substantially. Additionally, compression services for our customers’ production from unconventional natural gas sources such as tight sands, shales and coalbeds constitute an increasing percentage of our business. Such unconventional sources are generally less economically feasible to produce in lower natural gas price environments. A reduction in natural gas demand may cause such unconventional sources of natural gas to be uneconomic to drill and produce. These factors could in turn negatively impact the demand for our services.  Any prolonged, substantial reduction in the U.S. demand for natural gas would, in all likelihood, depress the level of production activity and result in a decline in the demand for our contract operations services and products, which could reduce our cash available for distribution.

The impact of the global financial crisis on our customers’ level of demand, and ability to pay,  for our products and services could adversely affect our business.

Erosion of the financial condition of our customers could have an adverse effect on our business. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. In addition, many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and availability of credit. Similarly, many of our customers’ equity values have substantially declined, and the equity capital markets have been unavailable as a source of financing. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our services. For example, our customers could seek to preserve capital by canceling any month-to-month contracts or determining not to enter into any new natural gas compression service contracts, thereby reducing demand for our services. Some of our customers already have announced reduced capital expenditure budgets for the remainder of 2008 and 2009. The reduced demand for our services as described above could adversely affect our business, financial condition, results of operations and cash flow. In addition, in the event of the financial failure of a customer, we could experience a loss associated with the unsecured portion of any of our outstanding accounts receivable associated with that customer.

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

10.1*
Amendment No. 1, dated as of July 30, 2008, to First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P.

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

November 6, 2008
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

10.1*
Amendment No. 1, dated as of July 30, 2008, to First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P.

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