Form 10-K
period 2008-12-31
EXTERRAN PARTNERS, L.P.
filed 2009-02-26
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no.: 001-33078

Exterran Partners, L.P.
(Exact name of Registrant as Specified in its Charter)

Delaware	22-3935108
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
16666 Northchase Drive, Houston, Texas	77060
(Address of Principal Executive Offices)	(Zip Code)

(281) 836-7000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Units representing limited partner interests	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:
None
Title of Class:

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 10% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $169,683,429. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 20, 2009, there were 12,773,069 common units and 6,325,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the sufficiency of available cash flows to make cash distributions; the expected amount of our capital expenditures; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; plans and objectives of our management for our future operations; and any potential contribution of additional assets from Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”) to us. You can identify many of these statements by looking for words such as “believes,” “expects,” “intends,” “projects,” “anticipates,” “estimates,” “continues” or similar words or the negative thereof.

Such forward-looking statements included in this report are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct.

The forward-looking statements included in this report are also affected by the risk factors described below in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our Investor Relations link at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression services;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	our dependence on Exterran Holdings to provide services, including its ability to hire, train and retain key employees and to timely and cost effectively obtain components necessary to conduct our business;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	an Internal Revenue Service (“IRS”) challenge to our valuation methodologies, which may result in a shift of income, gains, losses and/or deductions between our general partner and our unitholders;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the creditworthiness of our customers;

•	our ability to implement certain business and financial objectives, such as:

•	growing our asset base, particularly our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash;

•	accessing the capital markets at an acceptable cost;

•	purchase of additional contract operation contracts and equipment from Exterran Holdings; and

•	refinancing existing or incurring additional indebtedness to fund our business;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

References to “our,” “we” and “us” when used in this report refer to Exterran Partners, L.P., formerly known as Universal Compression Partners, L.P. References to “our predecessor,” Universal Compression Partners Predecessor, Exterran Partners Predecessor, or like terms refer to the contract operations business relating to natural gas compression that was provided in the United States of America (“U.S.”) by Exterran, Inc., formerly known as Universal Compression, Inc., prior to the date of our initial public offering on October 20, 2006.

General

We are a publicly held Delaware limited partnership formed on June 22, 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements. In October 2006, we completed an initial public offering of approximately 6.3 million common units at a price of $21.00 per unit.

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

In July 2007, we acquired from Universal Compression Holdings, Inc. (“Universal”) contract operations customer service agreements with eight customers and a fleet of approximately 720 compressor units used to provide compression services under those agreements having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising approximately 282,000 horsepower, or 13% (by then available horsepower), of the combined U.S. contract operations business relating to natural gas compression of Universal and us (the “July 2007 Contract Operations Acquisition”). In connection with this acquisition, we assumed $159.6 million in debt from Universal and issued to Universal approximately 2.0 million common units and approximately 82,000 general partner units. Additionally, we issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. We used the proceeds from the private placement to repay the remainder of the debt assumed from Universal.

In August 2007, we changed our name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal. In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, a new company formed in anticipation of the merger, and Universal was merged with and into Exterran Holdings. As of December 31, 2008, a 43% ownership interest in us was held by public unitholders and Exterran Holdings owned our remaining equity interests, including the general partner interests and all of our incentive distribution rights.

In July 2008, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of approximately 620 compressor units used to provide compression services under those agreements having a net book value of $133.9 million, net of accumulated depreciation of $16.5 million, and comprising approximately 254,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “July 2008 Contract Operations Acquisition”). In connection with this acquisition, we assumed $175.3 million of debt from Exterran Holdings and issued to Exterran Holdings’ wholly-owned subsidiaries approximately 2.4 million common units and approximately 49,000 general partner units. Concurrent with the closing of the July 2008 Contract Operations Acquisition, we borrowed $117.5 million under our term loan and $58.3 million under our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred in the acquisition.

We are a party to an omnibus agreement with Exterran Holdings, our general partner, and others (as amended, the “Omnibus Agreement”), the terms of which include, among other things:

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

The Omnibus Agreement was amended in connection with the July 2008 Contract Operations Acquisition to increase the cap on our reimbursement of selling, general, and administrative (“SG&A”) expenses allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on behalf of us from $4.75 million per quarter to $6.0 million per quarter (after taking into account any such costs that we incur and pay directly) and to increase the cap on our reimbursement of cost of sales allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on our behalf from $18.00 per operating horsepower per quarter to $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly). This amendment also extended the date on which the caps expire from December 31, 2008 to December 31, 2009. For further discussion of the Omnibus Agreement, please see Note 5 to the Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements”) of this report.

Since the Hanover and Universal merger, Exterran Holdings has undertaken various internal restructuring transactions to streamline its business and simplify its financial and tax reporting. We believe that one of these internal restructuring transactions, which occurred on May 31, 2008, represented a sale or exchange of 50% or more of our capital and profits interests and therefore resulted in a technical termination of us for U.S. federal income tax purposes on such date. The technical termination does not affect our consolidated financial statements nor does it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes. However, our taxable year for all unitholders ended on May 31, 2008 and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. We believe that the deferral of depreciation deductions will result in increased taxable income (or reduced taxable loss) to certain of our unitholders in 2008.

Exterran Holdings intends for us to be the primary vehicle for the growth of its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of the board of directors of our general partner, and our ability to finance such purchase on acceptable terms. Exterran Holdings does not currently intend to offer us the opportunity to purchase its international contract operations, aftermarket services and fabrication businesses. While the timing of additional transfers of Exterran Holdings’ U.S. contract operations business to us will depend on the economic environment, including the availability to us of debt and equity capital, we believe it is less likely currently than it was a year ago that Exterran Holdings will offer portions of its U.S. contract operations business to us unless there is an improvement in economic conditions and overall costs of and access to the capital markets.

Exterran Holdings is a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications, both in the U.S. and internationally. As mentioned above, under the terms of the Omnibus Agreement, Exterran Holdings supports our operations by providing us with all operational and administrative support necessary to conduct our business.

Exterran General Partner, L.P., our general partner, is an indirect, wholly-owned subsidiary of Exterran Holdings and has sole responsibility for conducting our business and for managing our operations, which are conducted through our wholly-owned limited liability company, EXLP Operating LLC. Because our general partner is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC make decisions on our behalf. All of those directors are elected by Exterran Holdings.

Our general partner does not receive any management fee or other compensation in connection with the management of our business, but it is entitled to reimbursement of all direct and indirect expenses incurred on our behalf subject to caps included in the Omnibus Agreement. Exterran Holdings and our general partner are also entitled to distributions on their limited partner interest and general partner interest, respectively and, if specified requirements are met, our general partner on its incentive distribution rights. For the period covering January 1, 2008 through December 31, 2008, our general partner received $0.6 million in distributions on its incentive distribution rights. For further discussion of our cash distribution policy, see “Cash Distribution Policy” included in Part II, Item 5 (“Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) of this report. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner, our general partner’s general partner or its directors.

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

Many natural gas producers, transporters and processors outsource their compression services due to the benefits and flexibility of contract compression. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compressor units to optimize the well production or gathering system efficiency.

We believe outsourcing compression operations to compression service providers such as us offers customers:

•	the ability to efficiently meet their changing compression needs over time while limiting the underutilization of their existing compression equipment;

•	access to the compression service provider’s specialized personnel and technical skills, including engineers and field service and maintenance employees, which generally leads to improved production rates and/or increased throughput;

•	the ability to increase their profitability by transporting or producing a higher volume of natural gas through decreased compression downtime and reduced operating, maintenance and equipment costs by allowing the compression service provider to efficiently manage their compression needs; and

•	the flexibility to deploy their capital on projects more directly related to their primary business by reducing their compression equipment and maintenance capital requirements.

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to the following factors, among others:

•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas; and

•	increased production from unconventional sources, which include tight sands, shales and coal beds, generally requires more compression than production from conventional sources to produce the same volume of natural gas.

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

Our equipment is maintained in accordance with established maintenance schedules. These maintenance procedures are updated as technology changes and as Exterran Holdings develops new techniques and procedures. In addition, because Exterran Holdings’ field technicians provide maintenance on substantially all of our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. We expect that these maintenance procedures will maximize equipment life and unit availability and minimize avoidable downtime, as that has been our and Exterran Holdings’ experience. Generally, each of our compressor units undergoes a major overhaul once every three to seven years, depending on the type and size of the unit. If a unit requires maintenance or reconfiguration, we expect Exterran Holdings’ maintenance personnel will service it as quickly as possible to meet the needs of our customer.

We and our customers typically contract for our services on a site-by-site basis for a specific monthly rate that is adjusted only if we fail to operate in accordance with the contract requirements. At the end of the initial term, which is typically six months, contract operations services generally continue on a month-by-month basis until terminated by either party with 30 days advanced notice. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity prices. See “General Terms of our Contract Operations Customer Service Agreements,” below, for a more detailed description.

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

As of December 31, 2008, our fleet consisted of 2,489 compressors, as reflected in the following table:

	Total	% of	Number of
Horsepower Range	Horsepower	Horsepower	Units

0-200	132,864	13%	1,239
201-500	181,098	18%	600
501-800	107,906	10%	178
801-1,100	119,436	12%	123
1,101-1,500	410,368	40%	310
1,501 and over	74,452	7%	39

Total	1,026,124	100%	2,489

Over the last several years, Exterran Holdings has undertaken efforts to standardize its compressor fleet around major components and key suppliers. Because our fleet consists of a portion of Exterran Holdings’ former fleet, we, too, benefit from these efforts. Standardization of our fleet:

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

Business Strategy

The key elements of our business strategy are described below:

•	Leverage our relationship with Exterran Holdings. Our relationship with Exterran Holdings provides us numerous revenue and cost advantages, including the ability to access new and idle compression equipment, deploy that equipment in most of the major natural gas producing regions in the U.S. and provide maintenance and operational support on a more cost effective basis than we could without that relationship.

•	Build our business organically by capitalizing on the positive long-term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently meet our customers’ evolving compression needs, our long-standing customer relationships and our large compressor fleet will enable us to capitalize on what we believe are long-term positive fundamentals for the U.S. natural gas compression industry. These fundamentals include increased unconventional natural gas production, which typically requires significantly more compression than conventional production, decreasing natural reservoir pressures and the continued need for compression services.

•	Grow our business through accretive acquisitions. We plan to grow over time through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. Over the past three years, Universal and, subsequent to the merger of Universal and Hanover, Exterran Holdings contributed to us a portion of their U.S. contract operations services business relating to natural gas compression and Exterran Holdings intends to offer to us the remaining portion of that business for purchase over time. We also believe there are long-term opportunities to acquire compression equipment from natural gas transporters or producers and in turn offer them contract operations services as a cost-effective alternative. While the timing of additional transfers of Exterran Holdings’ U.S. contract operations business to us will depend on the economic environment, including the availability to us of debt and equity capital, we believe it is less likely currently than it was a year ago that Exterran Holdings will offer portions of its U.S. contract operations business to us unless there is an improvement in economic conditions and overall costs of and access to the capital markets.

Competitive Strengths

We believe that we are well positioned to execute our primary business strategy successfully because we have the following key competitive strengths:

•	Our relationship with Exterran Holdings. Our relationship with Exterran Holdings and our access to its personnel, fabrication operations, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract operations services while maintaining lower operating costs than we could otherwise achieve. We and Exterran Holdings intend to continue to manage our respective U.S. compression fleets as one pool of compression equipment from which we can more easily fulfill our respective customers’ needs. This relationship also provides us an advantage in pursuing compression opportunities throughout the U.S. As of December 31, 2008, Exterran Holdings owned approximately 3.4 million horsepower of compression equipment, excluding the compression equipment owned by us, in its U.S. contract operations business. We believe we will benefit from Exterran Holdings’ intention to offer us the opportunity to purchase that business over time. Exterran Holdings also intends, but is not obligated, to offer us the opportunity to purchase newly fabricated compression equipment.

•	Stable fee-based cash flows. We charge a fixed monthly fee for our contract operations services that our customers are generally required to pay, regardless of the volume of natural gas we compress in that month. We believe this fee structure reduces volatility and enhances our ability to generate relatively stable, predictable cash flows.

•	Large fleet in many major producing regions. Our large fleet and numerous operating locations throughout the U.S. combined with our ability, as a result of our relationship with Exterran Holdings, to efficiently move equipment among producing regions, means that we are not dependent on production activity in any particular region.

Oil and Natural Gas Industry Cyclicality and Volatility

Our financial performance is generally less affected by the short-term market cycles and oil and natural gas price volatility than the financial performance of companies operating in other sectors of the oilfield services industry because:

•	compression is necessary for natural gas to be delivered from the wellhead to end users;

•	the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas producing basins and the increased percentage of natural gas production from unconventional sources, which generally require more compression; and

•	our contract operations business is tied primarily to natural gas production and consumption, which are generally less cyclical in nature than exploration activities.

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

Seasonal Fluctuations

Neither our results of operations, nor those of our predecessor, have historically reflected any material seasonal tendencies and we do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Customers

Our current customer base consists of companies who are engaged in various aspects of the oil and natural gas industry, including natural gas producers, processors, gatherers and transporters. We have entered into strategic alliances with some of our customers. These alliances are essentially preferred vendor arrangements and give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

During the year ended December 31, 2008, Devon Energy Corporation accounted for 13% of our total revenue.

Sales and Marketing

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

General Terms of our Contract Operations Customer Service Agreements

The following discussion describes select material terms common to our contract operations customer contracts. We enter into separate service agreements with a given customer with respect to each distinct site at which we will provide contract operations services, which site-specific contract typically incorporates by reference the terms and conditions of a master agreement with that customer.

Term and Termination.  Our customers typically contract for our services on a site-by-site basis. At the end of the initial term, which is typically six months, contract operations services generally continue on a month-to-month basis until terminated by either party with 30 days advanced notice.

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

Title; Risk of Loss.  We own and retain title to or have an exclusive possessory interest in all compression equipment we use in connection with our provision of contract operations services and we generally bear risk of loss for our equipment to the extent not caused by gas conditions or our customers’ acts or omissions

Insurance.  Both we and our customers are required to carry general liability, worker’s compensation, employers’ liability, automobile and excess liability insurance.

Suppliers

Currently, our sole supplier of newly fabricated equipment is Exterran Holdings. Under the Omnibus Agreement, we may purchase equipment at a fixed margin over its fabrication costs. We may also transfer compression equipment with Exterran Holdings. Alternatively, we can purchase newly fabricated or already existing compression equipment from third parties.

We rely on Exterran Holdings, who in turn relies on a limited number of suppliers for some of the components used in our products. We and Exterran Holdings believe alternative sources of these components are generally available but at prices that may not be as economically advantageous to us as those offered by our existing suppliers. Neither we nor Exterran Holdings has experienced any material supply problems to date, and we believe relations with our suppliers are satisfactory.

Competition

The natural gas compression services business is highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. We believe that we compete effectively on the basis of price, equipment availability, customer service, flexibility in meeting customer needs, quality and reliability of our compressors and related services.

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

Non-competition Arrangement with Exterran Holdings

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations services customers of Exterran Holdings. Compression services are defined to include the provision of natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service and operating, maintenance, service, repairs or overhauls of compression equipment owned by third parties. In addition, under the Omnibus Agreement, we agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also contract operations services customers of ours.

As a result of the merger between Hanover and Universal, at the time of execution of the Omnibus Agreement, some of our customers were also contract operations services customers of Exterran Holdings, which we refer to as overlapping customers. We and Exterran Holdings have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the Omnibus Agreement, each being referred to as a “Partnership site” or an “Exterran site.” After the date of the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership site or an Exterran site, whether in addition to or in the replacement of the equipment existing at such site on the date of the Omnibus Agreement, we will be entitled to provide contract operations services if such overlapping customer is a partnership overlapping customer, and Exterran Holdings will be entitled to provide such contract operations services at other locations if such overlapping customer is an Exterran overlapping customer. Additionally, any additional contract operations services provided to a partnership overlapping customer will be provided by us and any additional services provided to an Exterran overlapping customer will be provided by Exterran Holdings.

Exterran Holdings also agreed that new customers for contract compression services (neither our customers nor customers of Exterran Holdings for U.S. contract compression services) are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with us, then Exterran Holdings may provide compression services to the new customer. In the event that either we or Exterran Holdings enter into a contract to provide compression services to a new customer, either we or Exterran Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Exterran Holdings on the date of the Omnibus Agreement.

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

Environmental and Other Regulations

Government Regulation

Our operations are subject to stringent and complex U.S. federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of human health and the environment. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Moreover, failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, imposition of remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental and health and safety laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us. However, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our results of operations and financial position.

The primary U.S. federal environmental laws to which our operations are subject include the Clean Air Act (“CAA”) and regulations thereunder, which regulate air emissions; the Clean Water Act (“CWA”) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (“RCRA”) and regulations thereunder, which regulate the management and disposal of solid and hazardous waste; and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, known more commonly as “Superfund,” which imposes liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the Occupational Safety and Health Act (“OSHA”) and regulations thereunder, which regulate the protection of the health and safety of workers. Analogous state and local laws and regulations may also apply.

Air Emissions

The CAA and analogous state laws and their implementing regulations regulate emissions of air pollutants from various sources, including natural gas compressors, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. While our standard contract typically provides that the customer will assume permitting responsibilities and certain environmental risks related to site operations, we have in some cases obtained air permits as the owner and operator of the compressors.

The Environmental Protection Agency (“EPA”) adopted new rules effective March 18, 2008 that establish more stringent emission standards for new spark ignition natural gas compressor engines. The new rules require increased emission controls on certain new and reconstructed stationary reciprocating engines that were excluded from previous regulation. We do not expect these recently adopted rules to have a material adverse effect on our operations or financial condition. Nevertheless, we can provide no assurance that those rules or any other new regulations requiring the installation of more sophisticated emission control equipment would not have a material adverse impact.

Climate Change

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the U.S. Congress will continue actively to consider, legislation to restrict or further regulate emissions of greenhouse gases. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have begun implementing measures to reduce emissions of greenhouse gases, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Depending on the particular program, we could be required to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal CAA’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA, in response to the Supreme Court’s decision in Massachusetts. In the notice, the EPA evaluated the potential regulation of greenhouse gases under the CAA and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation that may be enacted or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, regional or state restrictions on emissions of carbon dioxide or other greenhouse gases that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the Clean Water Act regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Many of Exterran Holdings’ facilities on which we may store inactive compression units have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. In addition, many of those facilities have filed notices of intent for coverage under statewide storm water general permits and developed and implemented storm water pollution prevention plans, as required. U.S. federal laws also require development and implementation of spill prevention, controls and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities.

Waste Management and Disposal

The RCRA and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, filters, sludges, paints, solvents and sandblast materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and analogous state laws and their implementing regulations impose strict and, under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

While we do not own or lease any material facilities or properties, we may use Exterran Holdings’ properties pursuant to our Omnibus Agreement for the storage and possible maintenance and repair of inactive compressor units. Many of Exterran Holdings’ properties have been utilized for many years, including some by third parties over whom we have no control, in support of natural gas compression services or other industrial operations. At certain of such sites, Exterran Holdings is currently working with the prior owners who have undertaken to monitor and cleanup contamination that occurred prior to Exterran Holdings’ acquisition of these sites. While we are not currently responsible for any remedial activities at these properties we use pursuant to the Omnibus Agreement, there is always the possibility that our future use of such properties, or of other properties where we provide contract operations services, may result in spills or releases of petroleum hydrocarbons, wastes, or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, RCRA or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our results of operations or financial condition.

Occupational Health and Safety

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

Available Information

Our website address is www.exterran.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not incorporated by reference in this report or any of our other securities filings. Paper copies of our filings are also available, without charge, from Exterran Partners, L.P., 16666 Northchase Drive, Houston, Texas 77060, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to refinance our debt in the future or borrow funds and access capital markets;

•	restrictions contained in our debt agreements; and

•	the amount of cash reserves established by our general partner.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. If any of our lenders become unable to perform their obligations under our revolving credit facility, our borrowing capacity under this facility would be reduced. Inability to borrow additional amounts under our revolving credit facility could limit our ability to fund our future growth and operations.

The credit crisis could also have an impact on our remaining interest rate swap agreements if other counterparties are unable to perform their obligations under those agreements.

Our inability to fund purchases of additional compression equipment could adversely impact our results of operations and cash available for distribution.

We may not be able to maintain or grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our revolving credit facility may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Additionally, pursuant to our partnership agreement, we intend to distribute all of our “available cash,” as defined in the partnership agreement, to our unitholders on a quarterly basis. Therefore, a significant portion of our cash flow from operations will be used to fund such distributions. As a result, we intend to fund our growth capital expenditures and acquisitions, including future acquisitions of compression contracts and equipment from Exterran Holdings, with external sources of capital including additional borrowings under our credit agreement and/or public or private offerings of equity or debt. As a result of the economic slowdown and the declines in both our unit price and the availability of equity and debt capital, our ability to grow our asset and customer base may be limited.

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

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Many of our customers’ equity values have substantially declined in recent months, and the capital markets have been unavailable as a source of financing to these customers. The combination of a reduction in cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing will result in a reduction in our customers’ spending for our services in 2009. For example, our customers could seek to preserve capital by canceling month-to-month contracts or determining not to enter into any new natural gas compression service contracts, thereby reducing demand for our services. Reduced demand for our services could adversely affect our business, financial condition, results of operations and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss associated with all or a portion of our outstanding accounts receivable associated with that customer.

The currently available supply of compression equipment owned by our customers and competitors could cause a reduction in demand for our products and services and a reduction in our pricing.

We believe there currently exists a greater supply of idle and underutilized compression equipment owned by our customers and competitors in North America than in recent years, which will limit our ability to improve our horsepower utilization and increase revenues in the near term. Any sustained reduction in demand for our services, or sustained or significant reduction in our pricing for our services, could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

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

Our industry is highly competitive and there are low barriers to entry. In addition, some of our competitors are large national and multinational companies that provide contract operations, aftermarket services and support and fabrication services to third parties, and some of these competitors have greater financial and other resources than we do. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors and our customers. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the price at which they offer their services, we may not be able to compete effectively. Some of these competitors may expand or fabricate new compression units that would create additional competition for the services we provide to our customers. In addition, our customers that are significant producers of natural gas may purchase their own compression equipment in lieu of using our contract operations services. Any of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We may not be able to grow our cash flows if we do not expand our business, which could limit our ability to increase distributions to our unitholders.

Our goal to continue to grow the per unit distribution on our units is dependent upon our ability to expand our business. Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:

•	acquire additional U.S. contract operations services business from Exterran Holdings;

•	consummate accretive acquisitions;

•	enter into contracts for new services with our existing customers or new customers; and

•	obtain required financing for our existing and new operations.

A deficiency in any of these factors could adversely affect our ability to achieve growth in the level of our cash flows or realize benefits from acquisitions.

If we do not make acquisitions on economically acceptable terms, our future growth and our ability to increase distributions to our unitholders will be limited.

Our ability to grow depends, in part, on our ability to make accretive acquisitions. If we are unable to make these accretive acquisitions either because we are: (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (ii) unable to obtain financing for these acquisitions on economically acceptable terms, or (iii) outbid by competitors, then our future growth and ability to increase distributions would be limited. Furthermore, even if we make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

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

Exterran Holdings and its affiliates other than us are prohibited from competing directly or indirectly with us with respect to certain of our existing customers and certain locations where we currently conduct business, and with respect to any new contract compression customer that approaches either Exterran Holdings or ourselves, until the earliest to occur of August 20, 2010, a change of control of Exterran Holdings or our general partner, or the removal or withdrawal of our general partner. Otherwise, Exterran Holdings is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Exterran Holdings will continue to own and operate a U.S. contract operations business, including natural gas compression, that is substantially larger than ours and continues to engage in international contract operations, fabrication and aftermarket service activities. Exterran Holdings is a large, established participant in the contract operations business, and has significantly greater resources, including idle compression equipment, operating personnel, fabrication operations, vendor relationships and experience, than we have, which factors may make it more difficult for us to compete with it with respect to commercial activities as well as for acquisition candidates. Exterran Holdings and its affiliates may acquire, fabricate or dispose of additional natural gas compression or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Exterran Holdings could adversely impact our results of operations and cash available for distribution.

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

Many of our compression services contracts with customers have short initial terms, and we cannot be sure that such contracts will be renewed after the end of the initial contractual term, which could adversely impact our results of operations and cash available for distribution.

The length of our compression services contracts with customers varies based on operating conditions and customer needs. In most cases, under currently prevailing compression services rates, our initial contract terms are not long enough to enable us to fully recoup the cost of acquiring the equipment we use to provide compression services. We cannot be sure that a substantial number of these customers will continue to renew their contracts, that we will be able to enter into new compression services contracts with new customers or that any renewals will be at comparable service rates. The inability to renew a substantial portion of our compression services contracts would adversely impact our results of operations and cash available for distribution.

Our ability to manage and grow our business effectively may be adversely affected if Exterran Holdings loses management or operational personnel.

All of our officers are also officers or employees of Exterran Holdings. Additionally, we do not have any of our own employees, but rather rely on Exterran Holdings’ employees to operate our business. We believe that Exterran Holdings’ ability to hire, train and retain qualified personnel will continue to be challenging and important as we grow. When general industry conditions are good, the supply of experienced operational, fabrication and field personnel, in particular, decreases as other energy and manufacturing companies’ needs for the same personnel increases. Our ability to grow and to continue our current level of service to our customers will be adversely impacted if Exterran Holdings is unable to successfully hire, train and retain these important personnel.

If we are unable to purchase compression equipment from Exterran Holdings or others, we may not be able to retain existing customers or compete for new customers, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

There is substantial competition for the purchase of compression equipment, and we have a limited supply of idle units. Exterran Holdings is under no obligation to offer or sell to us newly fabricated or idle compression equipment and may choose not to do so timely or at all. Further, Exterran Holdings could experience substantial demand for the compression equipment it owns or fabricates for its U.S. and international contract operations services businesses as well as from third-party customers. Similarly, we may not be able to purchase newly fabricated or idle compression equipment from third-party producers or marketers of such equipment or from our competitors. If we are unable to purchase compression equipment on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us, or we may not be able to compete for business from new customers, either of which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Our operating costs per horsepower may be subject to more variability than those of our predecessor. This variability may have an adverse impact on our ability to make cash distributions to our unitholders.

Because we own a substantially smaller fleet of compressors than our predecessor, our operating costs per horsepower may be subject to more variability than those of our predecessor. This additional variability in our operating costs per horsepower may result from, among other things, the fact that repair costs associated with our compressors that experience unanticipated downtime will be allocated over our smaller fleet of compressors. The cap on our obligation to reimburse Exterran Holdings for any cost of sales that it incurs in the operation of our business contained in the Omnibus Agreement will terminate on December 31, 2009. Additionally, Exterran Holdings could condition any future sales of portions of its compression business to us on our agreement (which would require the approval of the conflicts committee of the board of directors of our general partner) to an increase or early termination of the cap. Our cost of sales has exceeded this cap each quarter since we completed our initial public offering in October 2006. On July 30, 2008, in connection with the July 2008 Contract Operation Acquisition, the cap was increased from $18.00 per operating horsepower to $21.75 per operating horsepower. Any increase in our operating costs at a time when the cap is increased or no longer in effect could have an adverse impact on our ability to make cash distributions to our unitholders.

Our reliance on Exterran Holdings as an operator of our assets and our limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Pursuant to the Omnibus Agreement between us and Exterran Holdings, Exterran Holdings provides us with all administrative and operational services, including without limitation all operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering services necessary to run our business. Our operational success and ability to execute our growth strategy depends significantly upon Exterran Holdings’ satisfactory operation of our assets and performance of these services. Our reliance on Exterran Holdings as an operator of our assets and our resulting limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

We are subject to stringent and complex federal, state and local laws and regulatory standards, including laws and regulations regarding the discharge of materials into the environment, emission controls and other environmental protection and occupational health and safety concerns. Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, rendering us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations.

The EPA adopted new rules effective March 18, 2008 that establish more stringent emission standards for new spark ignition natural gas compressor engines. The new rules require increased emission controls on certain new and reconstructed stationary reciprocating engines that were excluded from previous regulation. Those rules or any other new regulations requiring the installation of more sophisticated emission control equipment could have a material adverse impact on our business, financial condition, results of operations or cash flows.

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

Climate change legislation and regulatory initiatives could result in increased compliance costs.

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the U.S. Congress will continue actively to consider, legislation to restrict or further regulate emissions of greenhouse gases. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have begun implementing measures to reduce emissions of greenhouse gases, primarily through the planned development of emissions inventories or regional greenhouse gas cap and trade programs. Depending on the particular program, we could be required to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as cars and trucks even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal CAA’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA, in response to the Supreme Court’s decision in Massachusetts. In the notice, the EPA evaluated the potential regulation of greenhouse gases under the CAA and other potential methods of regulating greenhouse gases. Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. Although it is not possible at this time to predict how legislation that may be enacted or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, state or local restrictions on emissions of carbon dioxide or other greenhouse gases that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Natural gas service operations are subject to inherent risks such as equipment defects, malfunction and failures and natural disasters that can result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution and other environmental damages. Exterran Holdings insures our property and operations against many of these risks; however, the insurance it carries may not be adequate to cover our claims or losses. We currently have no insurance on our offshore assets. In addition, we are substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

A substantial portion of our cash flow must be used to service our debt obligations, and future interest rate increases could reduce the amount of our cash available for distribution.

As of December 31, 2008, we had $117.5 million of long-term debt outstanding under our term loan and $281.3 million outstanding, with $33.7 available under our revolving credit facility. All amounts outstanding under the senior secured credit agreement mature in October 2011. Any borrowings under our senior secured credit agreement will bear interest at floating rates. We have effectively fixed a portion of the floating rate debt through the use of interest rate swaps. Borrowings under our term loan and revolving credit facility are subject to the same credit agreement covenants except for an additional term loan covenant requiring mandatory prepayment from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. Additionally, the interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

Covenants in our credit facility may adversely affect our ability to operate our business and to make distributions to our unitholders.

Our credit facility includes covenants limiting our ability to make distributions, incur indebtedness, grant liens, merge, make loans, acquisitions, investments or dispositions and engage in transactions with affiliates. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of total debt to EBITDA of not greater than 5.0 to 1.0. Additionally, our obligations under the revolving credit facility are secured by substantially all of our assets and all assets of our subsidiaries. These covenants may restrict our ability to expand or to pursue our business strategies. Our ability to comply with certain provisions of the credit facility may be affected by changes in our operating and financial performance, changes in business conditions, financial markets or our results of operations, adverse regulatory developments or other events beyond our control. The breach of any of those covenants could result in a default under our credit facility, which could cause those debt obligations to become due and payable. If any of our indebtedness were to be accelerated, we may not be able to repay or refinance it.

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

•	neither our partnership agreement nor any other agreement requires Exterran Holdings to pursue a business strategy that favors us. Exterran Holdings’ directors and officers have a fiduciary duty to make these decisions in the best interests of the owners of Exterran Holdings, which may be contrary to our interests;

•	our general partner controls the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and Exterran Holdings, on the other hand, including provisions governing administrative services, acquisitions and transfers of compression equipment and non-competition provisions;

•	our general partner controls whether we agree to acquire additional contract operations customers or assets from Exterran Holdings that are offered to us by Exterran Holdings and the terms of such acquisitions;

•	our general partner is allowed to take into account the interests of parties other than us, such as Exterran Holdings and its affiliates, in resolving conflicts of interest;

•	other than as provided in our Omnibus Agreement with Exterran Holdings, Exterran Holdings and its affiliates are not limited in their ability to compete with us. Exterran Holdings will continue to engage in U.S. and international contract operations services as well as third-party sales coupled with aftermarket service contracts and may, in certain circumstances, compete with us with respect to any future acquisition opportunities;

•	Exterran Holdings’ U.S. and international contract compression services businesses and its third-party equipment customers may compete with us for newly fabricated and idle compression equipment and Exterran Holdings is under no obligation to offer equipment to us for purchase or use;

•	all of the officers and employees of Exterran Holdings who provide services to us also will devote significant time to the business of Exterran Holdings, and will be compensated by Exterran Holdings for the services rendered to it;

•	our general partner has limited its liability and reduced its fiduciary duties, and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders;

•	our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and the ability of the subordinated units to convert to common units;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us and Exterran Holdings determines the allocation of shared overhead expenses;

•	our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;

•	our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units; and

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

The unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2008, our general partner and its affiliates owned 56% of our aggregate outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of the general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner, which is indirectly wholly owned by Exterran Holdings, may transfer its general partner interest to a third party in a merger, or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of Exterran Holdings, the owner of our general partner, from transferring all or a portion of its ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of our general partner’s general partner with its own choices and thereby influence the decisions taken by the board of directors and officers.

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

At December 31, 2008, Exterran Holdings and its affiliates held 6,325,000 subordinated units and 4,428,067 common units. All of the subordinated units will convert into common units at the end of the subordination period and some or all may convert earlier. The sale of these subordinated units or common units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. At December 31, 2008, our general partner and its affiliates owned 56% of our aggregate outstanding common and subordinated units, including all of our subordinated units.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Unitholders could be liable for any and all of our obligations as if they were a general partner if:

•	a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•	a unitholder’s right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitutes “control” of our business.

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

Our common units have a limited trading volume compared to other units representing limited partner interests.

Our common units are traded publicly on the NASDAQ Global Select Market under the symbol “EXLP.” However, daily trading volumes for our common units are, and may continue to be, relatively small compared to many other units representing limited partner interests quoted on the NASDAQ. The price of our common units may, therefore, be volatile.

The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies or partnerships in our industry;

•	changes in commodity prices;

•	changes in demand for natural gas in the U.S.;

•	loss of a large customer;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	tax legislation;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units; and

•	the other factors described in these Risk Factors.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, then our cash available for distribution to you would be substantially reduced.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to unit holders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. At the federal level, members of Congress have in the past considered substantive changes to the existing U.S. tax laws that, if passed, would have affected certain publicly traded partnerships. Although we do not believe this previously considered legislation would have affected our tax treatment, we are unable to predict whether this or similar proposals will ultimately be enacted. Moreover, any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Any such changes could negatively impact the value of an investment in our common units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If we were subjected to an additional entity-level taxation by individual states, it would reduce our cash available for distribution to you.

Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Currently we are subject to income and franchise taxes in several states. Imposition of such taxes on us will reduce the cash available for distribution to our unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely affected, and the costs of any IRS contest will reduce our cash available for distribution to you.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain, and a court may not agree with, some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the

IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders and our general partner.

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

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations. If the IRS were to successfully challenge this method or new Treasury Regulations were issued, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Since the merger, Exterran Holdings has undertaken various internal restructuring transactions to streamline its business and simplify its financial and tax reporting. We believe that one of these internal restructuring transactions, which occurred on May 31, 2008, represented a sale or exchange of 50% or more of our capital and profits interests and therefore resulted in a technical termination of us for U.S. federal income tax purposes on such date. Our taxable year for all unitholders ended on May 31, 2008 and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. We believe that the deferral of depreciation deductions will result in increased taxable income (or reduced taxable loss) to certain of our unitholders in 2008.

As a result of investing in our common units, you may become subject to foreign, state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

In addition to federal income taxes, you may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own or acquire property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We conduct business and/or own assets in the states of Alabama, Arkansas, Arizona, California, Colorado, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Montana, Nebraska, New Mexico, New York, North Dakota, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Each of these states, other than Texas, South Dakota and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities that may be unitholders. As we make acquisitions or expand our business, we may conduct business or own assets in additional states that impose a personal income tax or that impose entity level taxes to which certain unitholders could be subject. It is your responsibility to file all U.S. federal, foreign, state and local tax returns applicable to you in your particular circumstances.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our corporate office is located at 16666 Northchase Drive, Houston, Texas 77060. We do not own or lease any facilities or properties. Pursuant to our Omnibus Agreement, we reimburse Exterran Holdings for the cost of our pro rata portion of the properties we utilize in connection with its U.S. contract operations business and our business.

ITEM 3.	Legal Proceedings

In the ordinary course of business we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our financial position, results of operations or cash flows for the period in which the resolution occurs.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units trade on the NASDAQ Global Market under the symbol “EXLP”. On February 20, 2009, the closing price of a common unit was $13.05. At the close of business on February 20, 2009, based upon information received from our transfer agent and brokers and nominees, we had 13 registered common unitholders and approximately 1,800 street name holders. We have also issued 6,325,000 subordinated units, for which there is no established public trading market. The subordinated units are held by Exterran Holdings. Exterran Holdings receives a quarterly distribution on these units only after sufficient funds have been paid to the common unitholders.

			Cash
			Distribution
	Price Range		per Common
	High	Low	Unit(1)

Year Ended December 31, 2007:
First Quarter	$31.72	$25.45	$0.3500
Second Quarter	$38.44	$30.00	$0.3500
Third Quarter	$40.38	$29.03	$0.4000
Fourth Quarter	$36.00	$28.33	$0.4250
Year Ended December 31, 2008:
First Quarter	$34.50	$28.26	$0.4250
Second Quarter	$34.30	$27.02	$0.4250
Third Quarter	$31.57	$13.57	$0.4625
Fourth Quarter	$17.10	$8.09	$0.4625

(1)	Cash distributions declared for one quarter are paid in the following calendar quarter.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this report.

Cash Distribution Policy

Within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. However, there is no guarantee that we will pay any specific distribution level on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if doing so would cause an event of default, or an event of default exists, under our credit agreement.

Exterran Holdings owns 6,325,000 subordinated units. During the subordination period, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.35 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” units because for a period of time, referred to as the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received the minimum quarterly distribution and any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.

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

SELECTED HISTORICAL FINANCIAL DATA
EXTERRAN PARTNERS, L.P.

The following table shows selected historical consolidated financial data of Exterran Partners, L.P. and of Exterran Partners Predecessor, our predecessor, for the periods and as of the dates presented. While we were formed in June 2006, we did not commence operations until October 20, 2006. Because our operations only represent a portion of the business of our predecessor and other factors, our results of operations are not comparable to our predecessor’s historical results.

In December 2005, Universal changed its fiscal year end from March 31 to December 31, effective in 2005. As a result, the selected historical financial data below for our predecessor includes the nine-month period ended December 31, 2005.

The selected historical financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2008 and 2007 and the period from June 22, 2006 through December 31, 2006 have been derived from our audited consolidated financial statements. The selected historical financial data as of December 31, 2005 and March 31, 2005, as well as the selected historical financial data for the period from January 1, 2006 through October 19, 2006, the nine months ended December 31, 2005 and the twelve months ended March 31, 2005 have been derived from the audited combined financial statements of our predecessor. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements which are contained in this report.

The following table includes the non-GAAP financial measure gross margin. For a definition of gross margin and a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measure” below.

	Exterran Partners, L.P.			Exterran Partners Predecessor
			June 22, 2006	January 1, 2006	Nine Months	Twelve Months
	Years Ended		through	through	Ended	Ended
	December 31,		December 31,	October 19,	December 31,	March 31,
	2008(1)	2007(1)	2006(1)(2)	2006	2005	2005
	(In thousands, except per unit amounts)

Statement of Operations Data:
Revenue	$163,712	$107,675	$13,465	$317,973	$248,414	$296,239
Gross margin(3)	90,149	61,609	8,194	199,573	158,214	184,090
Depreciation and amortization	27,053	16,570	2,108	61,317	52,595	62,920
Selling, general and administrative expense	16,085	13,730	1,566	30,584	20,395	23,544
Interest expense	18,039	11,658	1,815	—	—	—
Other (income) expense, net	(1,430)	(22)	—	(298)	1,220	(344)
Income tax expense	555	272	—	—	—	—
Net income	29,847	19,401	2,705	107,970	84,004	97,970
Weighted average common units outstanding:
Basic	11,369	8,279	2,405
Diluted	11,427	8,377	2,406
Weighted average subordinated units outstanding:
Basic	6,325	6,325	2,405
Diluted	6,325	6,325	2,405
Earnings per common unit:
Basic	$1.62	$1.30	$0.55
Diluted	$1.61	$1.29	$0.55
Earnings per subordinated unit:
Basic	$1.62	$1.30	$0.55
Diluted	$1.61	$1.29	$0.55
Other Financial Data:
Capital expenditures:
Expansion(4)	$13,983	$25,283	$26	$72,009	$33,550	$46,637
Maintenance(5)	9,451	7,079	306	31,626	28,057	35,745
Cash flows provided by (used in):
Operating activities	$43,268	$34,520	$2,788	$151,236	$135,207	$158,464
Investing activities	(21,320)	(32,362)	(332)	(94,757)	(53,829)	(68,582)
Financing activities	(21,539)	(1,753)	(26)	(56,479)	(81,378)	(89,882)
Cash distribution paid per limited partner unit	$1.74	$1.38	$—	$—	$—	$—

	Exterran Partners, L.P.			Exterran Partners Predecessor
	December 31,			December 31,	March 31,
	2008	2007	2006	2005	2005
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$3,244	$2,835	$2,430	$—	$—
Working capital(6)	22,284	108	5,162	16,058	14,038
Total assets	599,944	386,088	203,661	1,275,922	1,296,318
Total debt	398,750	217,000	125,000	—	—
Partners’ capital/net parent equity	175,468	145,159	69,457	1,268,938	1,290,289

(1)	In October 2006, July 2007 and July 2008, we acquired from Universal and Exterran Holdings, respectively, contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements. An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to both of these acquisitions was impracticable because such retrospective application would have required significant assumptions in a prior period that can not be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and operating expenses associated with the acquisitions beginning on the date of such acquisition.

(2)	Exterran Partners, L.P. was formed on June 22, 2006 but did not commence operations until October 20, 2006.

(3)	Gross margin is defined, reconciled to net income and discussed further below in this report.

(4)	Expansion capital expenditures are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

(5)	Maintenance capital expenditures are capital expenditures made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets.

(6)	Working capital is defined as current assets minus current liabilities.

NON-GAAP FINANCIAL MEASURE

We and our predecessor define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our and our predecessor’s management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our and our predecessor’s operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income tax expense. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our and our predecessor’s operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our and our predecessor’s gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income. These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense and SG&A expense. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income to our gross margin:

	Exterran Partners, L.P.			Exterran Partners Predecessor
			June 22, 2006	January 1, 2006	Nine Months	Twelve Months
			through	through	Ended	Ended
	Years Ended December 31,		December 31,	October 19,	December 31,	March 31,
	2008	2007	2006(1)	2006	2005	2005
	(In thousands)

Net income	$29,847	$19,401	$2,705	$107,970	$84,004	$97,970
Depreciation and amortization	27,053	16,570	2,108	61,317	52,595	62,920
Selling, general and administrative	16,085	13,730	1,566	30,584	20,395	23,544
Interest expense	18,039	11,658	1,815	—	—	—
Other (income) expense, net	(1,430)	(22)	—	(298)	1,220	(344)
Income tax expense	555	272	—	—	—	—

Gross margin	$90,149	$61,609	$8,194	$199,573	$158,214	$184,090

(1)	Exterran Partners, L.P. was formed on June 22, 2006 but did not commence operations until October 20, 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, and notes thereto, and our predecessor’s combined financial statements, and notes thereto included elsewhere in this report, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part I, Item 1A (“Risk Factors”), of this report.

Overview

We are a Delaware limited partnership formed in June 2006 to provide natural gas contract operations services to customers throughout the U.S. We completed an initial public offering in October 2006. Our contract operations services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression to our customers. While we were formed in June 2006, we did not commence operations until October 20, 2006.

We and our customers typically contract for our services on a site-by-site basis for a specific monthly rate that is adjusted only if we fail to operate in accordance with the contract terms. At the end of the initial term, which is typically six months, contract operations services generally continue on a month-by-month basis until terminated by either party with 30 days advanced notice. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. See “General Terms of Our Contract Operations Customer Service Agreements,” in Part I, Item 1 (“Business”) of this report, for a more detailed description.

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

Industry Conditions and Trends

Our business environment and its corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of natural gas reserves. Spending by natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply and future demand for oil and natural gas products and their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our business is less impacted by commodity prices than certain other oil and gas service providers, changes in natural gas exploration and production spending will normally result in increased or decreased demand for our products and services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2008 increased by approximately 2% over the twelve months ended November 30, 2007 and is expected to increase by 0.7% per year until 2030, according to the U.S. Energy Information Administration (“EIA”). According to the EIA, the U.S. accounted for an estimated annual production of approximately 19 trillion cubic feet of natural gas in calendar year 2007. Industry sources estimate that the U.S. natural gas production level will be approximately 20 trillion cubic feet in calendar year 2030. As of January 1, 2008, the U.S. natural gas reserves were estimated at 211 trillion cubic feet.

The natural gas compression services industry has experienced a significant increase in the demand for its products and services from the early 1990s, and we believe the contract compression services industry in the U.S. will continue to have growth opportunities due to the following factors, among others:

•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas; and

•	increased production from unconventional sources, which include tight sands, shales and coal beds, generally requires more compression than production from conventional sources to produce the same volume of natural gas.

Our Performance Trends and Outlook

Given the current economic environment in the U.S. and anticipated impact of lower natural gas prices and capital spending by customers, we expect lower overall activity levels in 2009 than in 2008. In addition, we believe that the available supply of idle and underutilized compression equipment owned by our customers and competitors will limit our ability to improve our horsepower utilization and revenues in the near term. Because we initially purchased only contracted equipment from Exterran Holdings, we anticipate that the average utilization of our contract operations fleet will decrease over time as some units become idle due to the termination of contract operations service agreements. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the year ended December 31, 2008 of approximately $1.6 million and $0.9 million, respectively.

Currently, we believe the recent decline in commodity prices and the impact of uncertain credit and capital market conditions resulting from the global financial crisis will negatively impact the level of capital spending by our customers in 2009 in comparison to 2008 levels. The effects of lower capital spending by our customers are expected to negatively impact demand for our services. Although we are not able at this time to predict the final impact of the current financial market and industry conditions on our businesses in 2009, we believe that, although demand for our services is expected to be lower in 2009 than 2008, we are well positioned from a competitive perspective to take advantage of opportunities that may become available during this period of uncertainty. We will continue to evaluate the impact of these trends on our business as the market and industry environment continue to evolve.

Our revenue, earnings and financial position are affected by, among other things, (i) market conditions that impact demand for compression, (ii) our customers’ decisions to utilize our services rather than purchase equipment or utilize our competitors’ services, (iii) our customers’ decisions regarding whether to renew service agreements with us, and (iv) the timing and consummation of acquisitions of additional contract operations customer contracts and equipment from Exterran Holdings. In particular, many of our contracts with customers have short initial terms, and we cannot be certain that such contracts will be renewed after the end of the initial contractual term; any such nonrenewal could adversely impact our results of operations and cash available for distribution. Our level of capital spending depends on the demand for our services and the equipment we require to render those services to our customers. For further information regarding material uncertainties to which our business is exposed, see Risk Factors included in this report.

Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for any costs of sales is capped through December 31, 2009 (see Note 5 to the Financial Statements). During the years ended December 31, 2008 and 2007, our costs of sales exceeded this cap.

Exterran Holdings intends for us to be the primary growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of the board of directors of our general partner, and our ability to finance such purchase on acceptable terms. While the timing of additional transfers of Exterran Holdings’ U.S. contract operations business to us will depend on the economic environment, including the availability to us of debt and equity capital, we believe it is less likely currently than it was a year ago that Exterran Holdings will offer portions of its U.S. contract operations business to us unless there is an improvement in economic conditions and overall costs of and access to the capital markets. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. This discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us.

Certain Key Challenges and Uncertainties

Market conditions in the natural gas industry and competition in the natural gas compression industry represent key challenges and uncertainties. In addition to those, we believe the following represent some of the key challenges and uncertainties we will face in the near future.

Labor.  We have no employees. Exterran Holdings provides all operational staff, corporate staff and support services necessary to run our business. As Exterran Holdings continues to grow both in the U.S. and internationally, we believe its ability to hire, train and retain qualified personnel continues to be challenging and important. In particular, the supply of experienced operational, engineering and field personnel continues to be tight and demand for such personnel remains strong. Although Exterran Holdings has been able to satisfy personnel needs in these positions thus far, retaining these employees has been a challenge. To increase retention of qualified operating personnel, Exterran Holdings has instituted programs that enhance skills and provide on-going training. Our ability to continue to make quarterly distributions will depend in part on Exterran Holdings’ success in hiring, training and retaining these employees.

Compression Fleet Utilization.  Our ability to increase our revenues in our contract operations business is dependent in part on our ability to increase our operating horsepower. We believe that the available supply of idle or underutilized compression equipment owned by our customers and competitors will limit our ability to improve our horsepower utilization and revenues in the near term. In addition, over the course of the last several years, the utilization of our small- and mid-range horsepower compressors has decreased due to lower demand for those units by our customers and increased competition with respect to those units. We believe that the lower customer demand has been driven by our lack of investment in new smaller horsepower compressors coupled with a replacement of such compressors with larger horsepower compressors as producers attempt to improve economics by maintaining lower pressures in gathering lines. We also believe that the increase in competition for these units has been driven by the low barriers to entry, including relatively low capital costs, associated with providing contract compression services with smaller horsepower compressors. While we believe the demand for smaller horsepower compressor units will increase over time due to the favorable fundamentals of the compression industry, utilization declines could have an adverse effect on our future business.

Managing Operating Costs in an Uncertain Economic Environment.  Given the global recession and its uncertain impact on 2009 activity levels, the matching of our costs and capacity to business levels will be challenging.

Decline in Commodity Prices and Global Financial Crisis.  Currently, we believe the recent decline in commodity prices and the impact of uncertain credit and capital market conditions resulting from the global financial crisis will negatively impact the level of capital spending by our customers in 2009 in comparison to 2008 levels. The effects of lower capital spending by our customers are expected to negatively impact demand for our services. Although we are not able at this time to predict the final impact of the current financial market and industry conditions on our businesses in 2009, we believe that, although demand for our services is expected to be lower in 2009 than 2008, we are well positioned from a competitive perspective to take advantage of opportunities that may become available during this period of uncertainty. We will continue to evaluate the impact of these trends on our business as the market and industry environment continue to evolve.

Additional Purchases of Exterran Holdings’ Contract Operations Business By Us.  We plan to grow over time through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. While the timing of transfers of Exterran Holdings’ U.S. contract operations business to us will depend on the economic environment, including the availability to us of debt and equity capital, we believe it is less likely currently than it was a year ago that Exterran Holdings will offer portions of its U.S. contract operations business to us unless there is an improvement in economic conditions and overall costs of and access to the capital markets. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity.

Operating Highlights

The following table summarizes total available horsepower, average operating horsepower, and horsepower utilization percentages. We were formed in June 2006, but did not commence operations until October 20, 2006. As a result, operating data is shown for us for the period in 2006 during which we had operations.

				Exterran Partners
	Exterran Partners, L.P.			Predecessor
			October 20,	January 1,
			2006	2006
	Years Ended		through	through
	December 31,		December 31,	October 19,
	2008	2007	2006	2006

Total Available Horsepower (at period end)	1,026,124	722,557	343,010	2,024,213
Total Operating Horsepower (at period end)	909,288	668,540	332,284	1,801,550
Average Operating Horsepower	846,455	496,250	330,276	1,797,479
Horsepower utilization:
Spot (at period end)	89%	93%	97%	89%
Average	90%	95%	99%	91%

Financial Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007 — Exterran Partners, L.P.

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income for the periods presented:

	Years Ended December 31,
	2008	2007
	(Dollars in thousands)

Revenue	$163,712	$107,675
Gross margin(1)	90,149	61,609
Gross margin percentage	55%	57%
Expenses:
Depreciation and amortization	$27,053	$16,570
Selling, general and administrative	16,085	13,730
Interest expense	18,039	11,658
Other (income) expense, net	(1,430)	(22)
Income tax expense	555	272

Net income	$29,847	$19,401

(1)	For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Historical Financial Data — Non-GAAP Financial Measure”) of this report.

Revenue.  Average monthly operating horsepower was 846,455 and 496,250 for the years ended December 31, 2008 and 2007, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the assets acquired in the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition. The inclusion of the results from the assets acquired in the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition accounted for approximately $54.6 million of the increase in revenue for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Gross Margin.  The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to the inclusion of the results from the assets acquired in the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition.

Gross Margin Percentage.  Gross margin percentage (defined as gross margin as a percentage of revenue) was 55% and 57% for the years ended December 31, 2008 and 2007, respectively. The decrease in gross margin percentage was primarily due to increased repair and maintenance costs, partially offset by savings that began to be realized from the synergies of the merger between Hanover and Universal.

Depreciation and Amortization.  The increase in depreciation and amortization expense was primarily due to the additional depreciation on the assets acquired in the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings and, prior to the merger, Universal. The increase in SG&A expense was primarily due to the increased costs associated with the increase in revenues after the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition. SG&A expenses represented 10% and 13% of revenues for the years ended December 31, 2008 and 2007, respectively. The decrease in SG&A expense as a percentage of revenue was primarily due to the difference in the impact of the re-measurement of fair value of our unit options and phantom units, which reduced SG&A expense by $3.9 million and increased SG&A expense by $1.8 million for the years ended December 31, 2008 and 2007, respectively. We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries that provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options and certain phantom units each period and to record a cumulative adjustment of the expense previously recognized.

Interest expense.  The increase in interest expense was primarily due to a higher average balance of long-term debt in the current year that was incurred to fund the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition.

Other (Income) Expense, Net.  The increase in other (income) expense, net, was due to a $1.4 million gain on the sale of used compression equipment during the year ended December 31, 2008.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax. The increase in income tax expense was primarily due to an increase in our revenue earned within the state of Texas.

Year ended December 31, 2007 compared to the period from June 22, 2006 through December 31, 2006 — Exterran Partners, L.P.

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income for the periods presented:

		June 22, 2006
	Year Ended	through
	December 31,	December 31,
	2007	2006(1)
	(Dollars in thousands)

Revenue	$107,675	$13,465
Gross margin(2)	61,609	8,194
Gross margin percentage	57%	61%
Expenses:
Depreciation	$16,570	$2,108
Selling, general and administrative	13,730	1,566
Interest expense	11,658	1,815
Other (income) expense, net	(22)	—
Income tax expense	272	—

Net income	$19,401	$2,705

(1)	Exterran Partners, L.P. was formed on June 22, 2006 but did not commence operations until October 20, 2006.

(2)	For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Selected Historical Financial Data — Non-GAAP Financial Measure included in this report.

Revenue.  The increase in revenue and average monthly operating horsepower for the year ended December 31, 2007 was primarily due to twelve months of operating activity for the year ended December 31, 2007 compared to 73 days of operating activity for the period from June 22, 2006 to December 31, 2006, and the inclusion in 2007 of the assets acquired in the July 2007 Contract Operations Acquisition. The inclusion of the results from the assets acquired in the July 2007 Contract Operations Acquisition accounted for approximately $31.4 million of the increase in revenue for the year ended December 31, 2007 compared to the period from October 20, 2006 through December 31, 2006.

Gross Margin.  The increase in gross margin for the year ended December 31, 2007 was primarily due to twelve months of operating activity for the year ended December 31, 2007 compared to 73 days of operating activity for the period from June 22, 2006 to December 31, 2006, and the inclusion in 2007 of the assets acquired in the July 2007 Contract Operations Acquisition.

Gross Margin Percentage.  Gross margin percentage was 57% and 61% for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006, respectively. The decrease in gross margin percentage was primarily due to increased repair and maintenance costs.

Depreciation.  The increase in depreciation expense was primarily due to twelve months of operating activity for the year ended December 31, 2007 compared to 73 days of operating activity for the period from June 22, 2006 to December 31, 2006, and the inclusion in 2007 of the assets acquired in the July 2007 Contract Operations Acquisition.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses from Exterran Holdings and Universal, including costs for personnel support and related expenditures. The increase in SG&A expenses was primarily due to twelve months of operating activity for the year ended December 31, 2007 compared to 73 days of operating activity for the period from June 22, 2006 to December 31, 2006, and the impact of re-measurement of fair value of units options granted to non-employees. We have granted unit options to individuals who are not our employees, but who were employees of Universal that provided services to us. Further, in the future we may grant options to employees of Exterran Holdings who provide services to us. Because we grant unit options to non-employees, we are required to re-measure the fair value of the unit options each period and to record a cumulative adjustment of the expense previously recognized. The cumulative effect recognized in SG&A expenses as a result of the re-measurement of fair value of the unit options was an expense of $1.8 million and $0.2 million for the year ended December 31, 2007 and for the period from June 22, 2006 through December 31, 2006, respectively. SG&A expenses represented 13% and 12% of revenues for the year ended December 31, 2007 and the period from June 22, 2006 through December 31, 2006, respectively.

Interest expense.  The increase in interest expense was primarily due to a higher average balance of long-term debt in the year ended December 31, 2007 to fund the July 2007 Contract Operations Acquisition and due to a full year of activity for the year ended December 31, 2007 compared to 73 days of operating activity for the period from June 22, 2006 to December 31, 2006.

Income Tax Expense.  Income tax expense reflects taxes recorded under the Texas margins tax. The increase in income tax expense was due to the Texas margins tax not being effective in the period from June 22, 2006 through December 31, 2006.

The period from January 1, 2006 through October 19, 2006 — Exterran Partners Predecessor

The following table summarizes the revenue, gross margin, gross margin percentage, expenses and net income of our predecessor for the period presented:

January 1, 2006
through
October 19,
2006
(Dollars in
thousands)

Revenue	$317,973
Gross margin(1)	199,573
Gross margin percentage	63%
Expenses:
Depreciation	$61,317
Selling, general and administrative	30,584
Other (income) expense, net	(298)

Net income	$107,970

(1)	For a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read Selected Historical Financial Data — Non-GAAP Financial Measure included in this report.

Revenue.  Average monthly operating horsepower was 1,797,479 for the period from January 1, 2006 through October 19, 2006.

Gross Margin.  Gross margin, a non-GAAP financial measure, is reconciled to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP in Selected Historical Financial Data — Non-GAAP Financial Measure included in this report.

SG&A.  SG&A expenses represented 10% of revenues for the period from January 1, 2006 through October 19, 2006.

Depreciation.  Depreciation expense is related to our predecessor’s contract operations fleet and was $61.3 million for the period from January 1, 2006 through October 19, 2006.

Liquidity and Capital Resources

We have established our own bank accounts, but Exterran Holdings’ personnel will continue to manage our cash and investments.

The following table summarizes our sources and uses of cash for the years ended December 31, 2008 and 2007, and our cash and working capital as of the end of such periods:

	Years Ended December 31,
	2008	2007
	(In thousands)

Net cash provided by (used in):
Operating activities	$43,268	$34,520
Investing activities	(21,320)	(32,362)
Financing activities	(21,539)	(1,753)

Net change in cash	$409	$405

	December 31,
	2008	2007
	(In thousands)

Cash and cash equivalents	$3,244	$2,835
Working capital	22,284	108

Operating Activities.  The increase in net cash provided by operating activities for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily the result of additional earnings generated from increased business after the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition, partially offset by an increase in accounts receivable.

Investing Activities.  The decrease in cash used in investing activities during the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily attributable to decreased capital expenditures and proceeds from the sale of used compression equipment of $8.6 million in the current period. Capital expenditures for the year ended December 31, 2008 were $23.4 million, consisting of $14.0 million for fleet additions and $9.4 million for compressor maintenance activities. Included in our capital expenditures for the year ended December 31, 2008 were new compression equipment purchases of $9.8 million from Exterran Holdings.

Financing Activities.  The increase in cash used in financing activities during the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily the result of $69.0 million of net proceeds from a private placement of common units in 2007, a decrease in the amounts due to affiliates, net and an increase in distributions to our unitholders in 2008. These increases were partially offset by higher net repayments of borrowings in the prior year period.

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

We currently plan to spend approximately $35 million to $40 million in net capital expenditures during 2009 including (1) $15 million to $20 million on fleet equipment additions and (2) approximately $20 million on equipment maintenance capital.

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our credit facility and that we have the ability to generate adequate amounts of cash to meet our short-term and long-term needs. Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We will actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our credit facility, the issuance of additional partnership units, and future debt offerings as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital.  We expect that we will rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner to fund our acquisitions and expansion capital expenditures. As a result of the credit crisis and the economic slowdown, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow. We expect that we will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business, including future capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. Because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute on each unit. There are no limitations in our partnership agreement or in the terms of our revolving credit facility on our ability to issue additional units, including units ranking senior to the common units.

Credit and Financial Industry Environment.  The continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. If any lender under our revolving credit facility is not able to perform its obligations under our revolving credit facility, our borrowing capacity under this facility would be reduced by such lender’s pro rata portion of the unfunded commitments.

The financial crisis could also have an impact on our remaining interest rate swap agreements if the counterparties are unable to perform their obligations under those agreements. At December 31, 2008, the combined liability related to our outstanding swap agreements was $17.7 million and was all in favor of our counterparties.

Long- term Debt.  In May 2008, we entered into an amendment to our senior secured credit facility that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility that matures in October 2011. Concurrent with the closing of the July 2008 Contract Operations Acquisition, the $117.5 million term loan was funded and $58.3 million was drawn on our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred in the acquisition. The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any future equity offerings until paid in full. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each repayment under the term loan facility.

As of December 31, 2008, we had approximately $281.3 million outstanding and $33.7 million available under our revolving credit facility. All amounts under the revolving credit facility mature in October 2011.

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of total debt to EBITDA of not greater than 5.0 to 1.0. As of December 31, 2008, we were in compliance with all our financial covenants.

Distributions to Unitholders.  Our partnership agreement requires us to distribute all of our “available cash” quarterly. Under the partnership agreement, available cash is defined generally to mean, for each fiscal quarter, (i) our cash on hand at the end of the quarter in excess of the amount of reserves our general partner determines is necessary or appropriate to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the upcoming four quarters, plus, (ii) if our general partner so determines, all or a portion of our cash on hand on the date of determination of available cash for the quarter.

On January 29, 2009, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from October 1, 2008 through December 31, 2008. The record date for this distribution was February 9, 2009 and payment was made on February 13, 2009.

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	Thereafter

Long-term debt(1):
Revolving credit facility	$281,250	$—	$281,250	$—	$—
Term loan	117,500	—	117,500	—	—

Total long-term debt	398,750	—	398,750	—	—
Estimated interest payments(2)	57,578	20,322	37,256	—	—

Total contractual obligations	$456,328	$20,322	$436,006	$—	$—

(1)	Amounts represent the expected cash payments for principal on our total debt and do not include any deferred issuance costs or fair market valuation of our debt. For more information on our long-term debt, see Note 6 to the Financial Statements.

(2)	Interest amounts calculated using the interest rates in effect as of December 31, 2008, including the effect of our interest rate swap agreements.

Off-Balance Sheet Arrangements.  We have no material off-balance sheet arrangements.

Critical Accounting Estimates

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

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During 2008, 2007 and 2006, we recorded bad debt expense of approximately $0.2 million, $0.1 million and zero, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $12,000 in 2008.

Depreciation

Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives and salvage values. The assumptions and judgments we use in determining the estimated useful lives and salvage values of our property, plant and equipment reflect both historical experience and expectations regarding future use of our assets. The use of different estimates, assumptions and judgments in the establishment of property, plant and equipment accounting policies, especially those involving the useful lives, would likely result in significantly different net book values of our assets and results of operations.

Business Combinations and Goodwill

Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed.

We perform an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of our reporting unit with its carrying value. We determine the fair value of our reporting units using a combination of the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization. Changes in forecasts, cost of capital and market multiples could affect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period.

Long-Lived Assets

Long-lived assets, which includes property and equipment and identifiable intangibles, comprise a significant amount of our total assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

Self-Insurance

Exterran Holdings insures our property and operations and allocates certain insurance costs to us. Exterran Holdings is self-insured up to certain levels for general liability, vehicle liability, group medical and for workers’ compensation claims. We regularly review estimates of reported and unreported claims and provide for losses based on claims filed and an estimate for significant claims incurred but not reported. Although we believe the insurance costs allocated to us are adequate, it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop. In addition, we currently have no insurance on our offshore assets.

Recent Accounting Pronouncements

See Note 2 to our Financial Statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of December 31, 2008, after taking into consideration interest rate swaps, we had approximately $193.8 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $1.9 million.

Interest Rate Swap Arrangements

To manage our interest rate exposure, we enter into interest rate swap agreements that are recorded at fair value in our consolidated financial statements. We do not use derivative financial instruments for trading or other speculative purposes. A change in the underlying interest rates may also result in a change in their recorded value.

The following table summarizes, by individual hedge instrument, our interest rate swaps as of December 31, 2008 (dollars in thousands):

				Fair Value of
				Swap at
				December 31,
			Notional	2008
Fixed Rate to be Paid	Maturity Date	Floating Rate to be Received	Amount	Asset (Liability)

5.275%	December 1, 2011	Three Month LIBOR	$125,000	$(10,925)
5.343%	October 20, 2011	Three Month LIBOR	40,000	(3,401)
5.315%	October 20, 2011	Three Month LIBOR	40,000	(3,361)

			$205,000	$(17,687)

We have designated these swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” so that any change in their fair values is recognized as a component of comprehensive income and is included in accumulated other comprehensive income to the extent that the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the year ended December 31, 2008, there was no ineffectiveness. For the year ended December 31, 2007, we recorded approximately $36,000 of ineffectiveness. This amount was recorded as a reduction to interest expense.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and the combined financial statements of our predecessor included in this report beginning on page F-1 are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the management of Exterran GP LLC, the general partner of our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms under the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rule 13a-15(c) and 15d-15(c), the management of Exterran GP LLC, the general partner of our general partner, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of internal control over financial reporting as of December 31, 2008, was audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in its report found on the following page of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Exterran Partners, L.P.
Houston, Texas

We have audited the internal control over financial reporting of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Partnership and our report dated February 26, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2009

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Because our general partner is a limited partnership, its general partner, Exterran GP LLC, conducts our operations and activities. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. The directors of Exterran GP LLC oversee our operations. Unitholders are not entitled to elect the directors of Exterran GP LLC or directly or indirectly participate in our management or operation. As a result, we do not hold annual unitholder meetings. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.

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

Exterran GP LLC’s board of directors has standing audit, compensation and conflicts committees. The written charter for each of these committees is available on our website at www.exterran.com. We will also provide a copy of any of our committee charters to any of our unitholders without charge upon written request to Investor Relations, 16666 Northchase Drive, Houston, Texas 77060.

Exterran GP LLC’s board of directors met seven times and took action by unanimous written consent on two occasions during 2008. During 2008, each member of the board of directors attended at least 75% of the aggregate number of meetings of the board of directors and any committee of the board of directors on which such director served.

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

Audit Committee.  The audit committee, which met six times during 2008, consists of Messrs. Crump (chair), Finley and McCollum. The board of directors has determined that each of Messrs. Crump, Finley and McCollum is an “audit committee financial expert” as defined in Item 407(d)(ii) of SEC Regulation S-K. The audit committee assists the board of directors of Exterran GP LLC in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee.

Compensation Committee.  The compensation committee, which met four times during 2008, consists of Messrs. Crump, Finley (chair) and McCollum. The purpose of the compensation committee is to discharge the board of directors’ responsibilities relating to compensation of Exterran GP LLC’s executives, to produce an annual report relating to the CD&A (as defined below) for inclusion in our Annual Report on Form 10-K, in accordance with the rules and regulations of the SEC, and to oversee the development and implementation of our compensation programs. The function of the compensation committee is discussed in greater detail in

Part III, Item 11 (“Executive Compensation — Compensation Discussion & Analysis — Partnership Compensation Committee Structure and Responsibilities”) of this report.

Conflicts Committee.  The conflicts committee, which met 11 times during 2008, consists of Messrs. Crump (chair), Finley and McCollum. The purpose of the conflicts committee is to carry out the duties of the committee as set forth in our Partnership Agreement and the Omnibus Agreement, and any other duties delegated by the board of directors of Exterran GP LLC that it believes may involve a conflict of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common units (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act except as follows: (a) EXH MLP LLC did not timely report its acquisition of our common units on July 30, 2008, although this acquisition was reported by us in a current report on Form 8-K, filed with the SEC on August 5, 2008, and (b) Exterran Holdings did not timely report its beneficial ownership of our common units on August 20, 2007 in connection with the merger between Hanover and Universal, pursuant to which Exterran Holdings became the indirect beneficial owner of a majority of our outstanding equity interests, including the general partner interests, although this acquisition was reported by us in a current report on Form 8-K, filed with the SEC on August 24, 2007.

Code of Ethics

Exterran GP LLC has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to Exterran GP LLC and its subsidiaries and affiliates, including us, and to all of its and their employees, officers and directors. A copy of the Code is available on our website at www.exterran.com. We will also provide a copy of the Code to any of our unitholders without charge upon written request to Investor Relations, 16666 Northchase Drive, Houston, Texas 77060.

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

The following table shows information regarding the current directors and executive officers of Exterran GP LLC:

Name	Age	Position with Exterran GP LLC

Stephen A. Snider	61	Chief Executive Officer and Chairman of the Board of Directors
Ernie L. Danner	54	President, Chief Operating Officer and Director
Daniel K. Schlanger	35	Senior Vice President, Chief Financial Officer and Director
J. Michael Anderson	46	Senior Vice President and Director
D. Bradley Childers	44	Senior Vice President and Director
Donald C. Wayne	42	Senior Vice President and General Counsel
Kenneth R. Bickett	47	Vice President and Corporate Controller
James G. Crump	68	Director
Mark A. McCollum	49	Director
George S. Finley	58	Director

Stephen A. Snider.  Mr. Snider was appointed as a director of Exterran GP LLC in June 2006 and Chief Executive Officer in October 2006, having also served as President from October 2006 to October 2008. Mr. Snider also currently serves as Chief Executive Officer and Director of Exterran Holdings. Prior to the merger of Hanover and Universal, Mr. Snider served as President and director of Universal, positions he held since Universal’s acquisition of Tidewater Compression Services, Inc. in 1998, and as Chairman of the Board, a position he held since April 2006. He has over 30 years of experience in senior management of operating companies, and also serves as a director of Energen Corporation (a diversified energy company focusing on natural gas distribution and oil and gas exploration and production). Mr. Snider serves on the board of directors of the Memorial Hermann Hospital System and as an officer and director of certain majority-owned subsidiaries of Exterran Holdings.

Ernie L. Danner.  Mr. Danner served as a director of Exterran GP LLC from October 2006 through May 2008; he was elected President of Exterran GP LLC in October 2008 and rejoined the board at that time. Mr. Danner was also elected President and Chief Operating Officer of Exterran Holdings in October 2008. Prior to the merger of Hanover and Universal, Mr. Danner had been a member of Universal’s board of directors since Universal’s acquisition of Tidewater Compression Services, Inc. in 1998. Mr. Danner served in various positions of increasing responsibility at Universal from 1998 until 2007, including as an Executive Vice President of Universal from February 1998 to 2007 and Chief Operating Officer from July 2006 to August 2007. Prior to joining Universal, Mr. Danner served as Chief Financial Officer and Senior Vice President of MidCon Corp. (an interstate pipeline company and a wholly-owned subsidiary of Occidental Petroleum Corporation). Mr. Danner is also a director of Exterran Holdings, Inc., Copano Energy, LLC (a natural gas gathering and processing company) and Anchor Drilling Fluids, Inc. (a privately held company providing drilling fluid services to exploration and production companies). He also serves on the Board of Trustees of the John Cooper School in The Woodlands, Texas. Mr. Danner also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries.

Daniel K. Schlanger.  Mr. Schlanger was elected Senior Vice President and Chief Financial Officer of Exterran GP LLC in June 2006, and was appointed as a director of Exterran GP LLC in October 2006. He also currently serves as Senior Vice President of Exterran Holdings. Prior to the merger of Hanover and Universal, Mr. Schlanger served as Vice President — Corporate Development of Universal. From August 1996 through May 2006, Mr. Schlanger was employed as an investment banker with Merrill Lynch & Co. where he focused on the energy sector. Mr. Schlanger also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries.

J. Michael Anderson.  Mr. Anderson was elected Senior Vice President of Exterran GP LLC in June 2006, and was appointed as a director of Exterran GP LLC in October 2006. He also serves as Senior Vice President and Chief Financial Officer of Exterran Holdings. Prior to the merger of Hanover and Universal, Mr. Anderson was Senior Vice President and Chief Financial Officer of Universal, a position he assumed in March 2003. Mr. Anderson held various positions with Azurix Corp. (a water and wastewater utility and services company), primarily as the company’s Chief Financial Officer and later as Chairman and Chief Executive Officer. Prior to that time, he spent ten years in the Global Investment Banking Group of J.P. Morgan Chase & Co., where he specialized in merger and acquisitions advisory services. Mr. Anderson also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries.

D. Bradley Childers.  Mr. Childers was elected Senior Vice President of Exterran GP LLC in June 2006. He also serves as Senior Vice President of Exterran Holdings and as President, North America of Exterran Energy Solutions, L.P. Prior to the merger of Hanover and Universal, Mr. Childers was Senior Vice President of Universal and President of the International Division of Universal Compression, Inc., Universal’s wholly-owned subsidiary, positions he held since July 2006. Previously, he served as Senior Vice President, Business Development, General Counsel and Secretary of Universal beginning in April 2005 and as the Senior Vice President, General Counsel and Secretary of Universal beginning in September 2002. Prior to joining Universal, he held various positions with Occidental Petroleum Corporation and its subsidiaries (an international oil and gas exploration and production company), from 1994 to 2002, including as Vice President, Business Development at Occidental Oil and Gas Corporation, and as a corporate counsel. Mr. Childers also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries.

Donald C. Wayne.  Mr. Wayne was elected Senior Vice President and General Counsel of Exterran GP LLC in May 2008, having served as Vice President, General Counsel and Secretary since August 2006. He also serves as Senior Vice President, General Counsel and Secretary of Exterran Holdings. Prior to the merger of Hanover and Universal, Mr. Wayne served as Vice President, General Counsel and Secretary of Universal, a position he assumed upon joining Universal Compression Holdings in August 2006. Prior to joining Universal, he served as Vice President, General Counsel and Corporate Secretary of U.S. Concrete, Inc. (a producer of ready-mixed concrete and concrete-related products) from 1999 to August 2006. Prior to joining U.S. Concrete in 1999, Mr. Wayne served as an attorney with the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Mr. Wayne also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries.

Kenneth R. Bickett.  Mr. Bickett was elected Vice President and Corporate Controller of Exterran GP LLC in June 2006. He also serves as Vice President and Corporate Controller of Exterran Holdings. Prior to the merger of Hanover and Universal, Mr. Bickett served as Vice President, Accounting and Corporate Controller of Universal, a position he held since joining Universal in July 2005. Prior to joining Universal, he served as Vice President and Assistant Controller for Reliant Energy, Inc. (an electricity and energy services provider). Prior to joining Reliant Energy in 2002, Mr. Bickett was employed by Azurix Corp. (a water and wastewater utility and services company) since 1998, where he most recently served as Vice President and Controller. Mr. Bickett also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries.

James G. Crump.  Mr. Crump was appointed as a director of Exterran GP LLC in October 2006. Mr. Crump worked as an accountant at PricewaterhouseCoopers and its predecessors from 1962 until his retirement in 2001, including in numerous management and leadership roles such as Global Energy and Mining Cluster Leader, as a member of the U.S. Management Committee and the Global Management Committee and as Houston Office Managing Partner. Mr. Crump also serves as a director of Copano Energy, L.L.C. (a natural gas gathering and processing company).

Mark A McCollum.  Mr. McCollum was appointed as a director of Exterran GP LLC in October 2006. Mr. McCollum has served as Executive Vice President and Chief Financial Officer of Halliburton Company (an energy services company, including well construction, well completion and enhancement, and reservoir engineering) since December 2007 and served as Senior Vice President and Chief Accounting Officer since August 2003. Previously, Mr. McCollum served as Senior Vice President and Chief Financial Officer of Tenneco Automotive, Inc. (a supplier of ride control, emissions control and elastomer products) from April 1998 to August 2003.

George S. Finley.  Mr. Finley was elected as a director of Exterran GP LLC in November 2006. Mr. Finley served in various positions of increasing responsibility at Baker Hughes Incorporated (a provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry), from 1982 until his retirement in 2006, including as Senior Vice President — Finance and Administration and Chief Financial Officer from April 1999 through April 2006. Mr. Finley currently serves on the audit and compensation committees of the board of directors of Newpark Resources, Inc. (a provider of integrated site, environmental and drilling fluid services to the oil and gas exploration and production industry). He also serves on the board of Total Safety U.S., Inc. (a privately held company that provides integrated safety strategies and solutions for hazardous environments). From June 2006 to June 2008, Mr. Finley served on the board of Ocean Rig ASA (a Norway-based drilling contractor).

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis (“CD&A”) is intended to provide information about our compensation objectives and policies for our principal executive officer, principal financial officer and the three other most highly compensated executive officers that places in perspective the information contained in the tables that follow this discussion. This CD&A begins with a description of our relationship with Exterran Holdings with respect to the allocation and reimbursement of compensation expenses and is followed by a general description of Exterran Holdings’ and our compensation programs and specific information regarding their various components. Immediately following the CD&A is the Compensation Committee Report and the compensation tables describing compensation paid in 2006, 2007 and 2008 and outstanding equity awards held by executives. We have also provided information concerning pension benefits and change of control agreements.

Overview

As is commonly the case for many publicly traded limited partnerships, we have no employees. Under the terms of our Partnership Agreement, we are ultimately managed by Exterran GP LLC, the general partner of Exterran General Partner, L.P., our general partner (which we may refer to as our general partner or Exterran GP LLC). Prior to August 20, 2007, Exterran GP LLC and Exterran General Partner, L.P. were affiliates of Universal. After August 20, 2007, and in connection with the merger transaction between Hanover and Universal, Exterran GP LLC and Exterran General Partner, L.P. became affiliates of Exterran Holdings.

The executive officers and employees providing services to us were retained and compensated by Universal or its affiliates prior to August 20, 2007 and Exterran Holdings or its affiliates after August 20, 2007. We sometimes refer herein to Exterran GP LLC’s management and executive officers as “our management” and “our executive officers,” respectively.

We have included compensation information in the tabular disclosure following this CD&A for the following individuals, each of whom is a current executive officer of Exterran GP LLC:

•	Stephen A. Snider, Chief Executive Officer of each of Exterran GP LLC and Exterran Holdings;

•	Daniel K. Schlanger, Senior Vice President and Chief Financial Officer of Exterran GP LLC and Senior Vice President of Exterran Holdings;

•	J. Michael Anderson, Senior Vice President of Exterran GP LLC and Senior Vice President and Chief Financial Officer of Exterran Holdings;

•	D. Bradley Childers, Senior Vice President of Exterran GP LLC and Exterran Holdings; and

•	Donald C. Wayne, Senior Vice President and General Counsel of Exterran GP LLC and Senior Vice President, General Counsel and Secretary of Exterran Holdings.

We refer to Messrs. Snider, Schlanger, Anderson, Childers and Wayne as our “Named Executive Officers.”

Compensation Expense Allocations

Allocation Methodology

Under the terms of the Omnibus Agreement, most costs associated with Exterran Holdings’ (or for periods prior to the merger, Universal’s) provision of services to us, including compensation of our Named Executive Officers, are allocated to us on a monthly basis in the manner that our general partner deems reasonable. During 2008, those allocations were generally made using a two step process:

•	First, Exterran Holdings allocates an appropriate portion of its total selling, general and administrative expenses among its business segments, including to the U.S. portion of its North America contract operations segment, based on revenue.

•	Second, Exterran Holdings allocates a portion of the selling, general and administrative expenses initially allocated to the U.S. portion of Exterran Holdings’ North America contract operations segment to us on a pro rata basis based upon the ratio of our total compression equipment horsepower to the sum of Exterran Holdings’ total U.S. compression equipment horsepower and our total compression equipment horsepower.

In accordance with the terms of the Omnibus Agreement, for the portion of 2008 prior to completion of the July 2008 Contract Operations Acquisition, the amount for which we were obligated to reimburse Exterran Holdings for selling, general and administrative expenses allocated to us, including compensation costs, could not exceed $4.75 million per quarter, after taking into account any such costs we incur and pay directly (the “SG&A Cap”). In connection with the July 2008 Contract Operations Acquisition, the SG&A Cap under the terms of the Omnibus Agreement was increased to $6.0 million per quarter. The reimbursement of compensation costs allocated by Exterran Holdings to us for the compensation of our Named Executive Officers (which excludes the non-cash costs related to our phantom unit and unit option awards) is subject to the SG&A Cap.

See Part III, Item 13 (“Certain Relationships and Related Transactions, and Director Independence”) of this report for additional discussion of relationships and transactions we have with Exterran Holdings and the terms of the Omnibus Agreement.

2008 Executive Compensation Allocations

During the year ended December 31, 2008, the following percentages of Exterran Holdings’ compensation expenses incurred to provide the Named Executive Officers’ total compensation, including salary, Exterran Holdings’ stock and option awards, our phantom unit and option awards, non-equity incentive plan compensation and other benefits, were allocated to us by Exterran Holdings:

Percent of Named
Executive Officers’
Total Compensation
in 2008 Allocated
to the Partnership
Named Executive Officer	(%)

Stephen A. Snider	4.4
Daniel K. Schlanger	3.6
J. Michael Anderson	3.4
D. Bradley Childers	7.4
Donald C. Wayne	3.7

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

As described above, because our Named Executive Officers are all also officers of Exterran Holdings and generally spend a majority of their time working on matters for Exterran Holdings rather than us, the compensation structure for the Named Executive Officers was established by the compensation committee of the board of directors of Exterran Holdings (the “Exterran Holdings compensation committee”). Accordingly, the primary responsibilities of our compensation committee are to:

•	in consultation with Exterran GP LLC’s senior management, establish our general compensation philosophy and oversee the development and implementation of our compensation programs;

•	review and approve the manner in which Exterran Holdings’ compensation expense applicable to our Named Executive Officers is allocated to us;

•	review and approve compensation programs applicable to Exterran GP LLC’s independent directors; and

•	make recommendations to the board of directors with respect to our incentive compensation plans and equity-based plans, including the Exterran Partners, L.P. Long-Term Incentive Plan (the “Partnership Plan”), oversee activities of the individuals and committees responsible for administering these plans and discharge any responsibilities imposed on our compensation committee by any of these plans.

During 2008, our compensation committee approved the allocation of compensation expense from Exterran Holdings to us and determined the number of, and manner in which, equity compensation awards of our limited partner units were made to Exterran GP LLC’s independent directors and executives.

Compensation Philosophy and Objectives

The Exterran Holdings compensation committee and our compensation committee believe that compensation programs play a vital role in attracting and retaining people with the level of expertise and experience needed to help achieve the business objectives that ultimately drive both short- and long-term success and equityholder value. To attract, retain and motivate an effective management team, the Exterran Holdings compensation committee has guided management in developing a compensation program linking pay and performance in a manner consistent with Exterran Holdings’ and our corporate values. These values include the recognition of the importance of retaining talented employees and fostering an entrepreneurial spirit within an environment of well-reasoned risk-taking to achieve consistent growth, profitability and return for Exterran Holdings’ stockholders and our unitholders.

Exterran Holdings’ and our philosophy is to provide total compensation to our management that is competitive with that of companies similar in size to Exterran Holdings across a variety of industries and within the oilfield services sector by targeting cash compensation at the 50th percentile of those groups and by targeting equity compensation at the 50th to 75th percentile of those groups, as further described below in the section entitled “— How the Exterran Holdings Compensation Committee Determines Executive Compensation.” The combination of these target percentiles positions our executives’ compensation competitively relative to the market.

Exterran Holdings and we also emphasize at-risk compensation as an important component of our overall compensation philosophy. More than half of our Named Executive Officers’ compensation for 2008 was “at risk.” This is consistent with Exterran Holdings’ and our emphasis on a pay for performance philosophy and is intended to focus executives and key employees on our short-term goal of profitability as well as our long-term strategic goals of sustained growth and enhanced equityholder value.

During 2008, Exterran Holdings experienced an increased level of competition in the marketplace for highly qualified personnel due to a shortage of talent available within the oilfield services industry. The hiring and retention of experienced managers and individuals with the technical skills necessary for Exterran Holdings’ and our successful operation became a key focus of senior management and the Exterran Holdings compensation committee, and compensation practices during 2008 reflected an effort to attract and retain those individuals with the skills and experience necessary to generate improved operating results and long-term equityholder value. With the deterioration of the financial markets in late 2008, retention issues became less significant and the Exterran Holdings compensation committee focused on developing a compensation program for 2009 that would continue to further the compensation philosophies described in this section and take into account the recent uncertainty and volatility in the financial and energy markets.

Elements of Compensation

Exterran Holdings’ and our executive compensation programs were managed from a “total rewards” perspective, with consideration given to each of the following components:

•	base salary;

•	annual performance-based incentives;

•	Exterran Holdings’ long-term incentives;

•	our long-term incentives; and

•	other compensation and benefit programs.

In addition to base salaries and annual incentive bonuses, our executive officers are provided and share in the cost of customary health and welfare benefits to the same extent as active employees of Exterran Holdings, and are eligible to participate in the Exterran 401(k) Plan and the Exterran Employee Stock Purchase Plan. In addition, our executive officers are also eligible to participate in the Exterran Deferred Compensation Plan. Certain of our executive officers, including our Named Executive Officers, are eligible for the Medical Expense Reimbursement Plan (“MERP”), as further described below. Certain of our executive officers, including our Named Executive Officers, have been provided with change of control arrangements, as further described below. Information on the compensation paid to our Named Executive Officers can be found in tabular format in the Summary Compensation Table for 2008 following this CD&A.

Role of the Compensation Consultant

The chairman of the Exterran Holdings compensation committee, with the committee’s authorization, entered into an agreement for Towers Perrin LLC to act as an independent third-party consultant to the committee. Towers Perrin has been directed by the Exterran Holdings compensation committee to:

•	provide a competitive review of executive compensation, including base salary, annual incentives, long-term incentives and total direct compensation, in the marketplace (including data from Exterran Holdings’ peer group as selected by the Exterran Holdings compensation committee and identified below under the section entitled “How the Exterran Holdings Compensation Committee Determines Executive Compensation”), the oilfield services industry and publicly traded companies across industries);

•	model estimated long-term incentive awards for executives, directors and other eligible employees under various stock price scenarios and mixes of long-term incentive mechanisms; and

•	provide the Exterran Holdings compensation committee and management with information on how trends, new rules, regulations and laws impact executive and director compensation practice and administration.

The scope of Towers Perrin’s compensation review includes an analysis of competitive factors in the marketplace and further takes into consideration Exterran Holdings’ financial plans, strategic direction, organizational structure and compensation philosophy.

Role of Our Executive Officers in Compensation Decisions

The most significant aspects of Exterran Holdings’ and our management’s, including Exterran Holdings’ and our Chief Executive Officer’s, role in the compensation-setting process are:

•	recommending compensation programs, compensation policies, compensation levels and incentive opportunities that are consistent with Exterran Holdings’ and our business strategies;

•	compiling, preparing and distributing materials for review and consideration by the Exterran Holdings compensation committee and our compensation committee;

•	recommending corporate performance goals on which performance-based compensation will be based; and

•	assisting in the evaluation of employee performance.

Exterran Holdings’ and our Chief Executive Officer annually reviews the performance of each of his direct reporting officers. His recommendations with respect to salary adjustments, annual cash incentives and equity awards are based on these performance reviews and are then presented to the Exterran Holdings compensation committee for consideration. The Exterran Holdings compensation committee determines the compensation of our executive officers in its discretion, taking into account the recommendations of Exterran Holdings’ and our Chief Executive Officer and other data and materials made available to the committee.

How the Exterran Holdings Compensation Committee Determines Executive Compensation

In determining the appropriate levels of compensation, including total direct compensation and its principal components, for our executive officers, the Exterran Holdings compensation committee reviewed general industry (as defined below) and oilfield services-specific data and analyses provided by Towers Perrin, as well as data contained in the proxy statements of the oilfield services companies selected for Exterran Holdings’ peer group. In this section we describe how the Exterran Holdings compensation committee determines executive compensation, including the role of each of these three sets of external data.

Towers Perrin provided the Exterran Holdings compensation committee with comparative compensation data from companies across a variety of industries (which we refer to as the “general industry”), totaling in excess of 750 companies, which was then regressed for companies with annual revenue of approximately $3 billion. In addition, the Exterran Holdings compensation committee considered survey data from the oilfield services industry provided by Towers Perrin. This data included the following 15 companies with a median revenue of $2.3 billion: Atwood Oceanics, Inc., Baker Hughes Incorporated, Bristow Group Inc., Cameron International Corporation, Diamond Offshore Drilling, Inc., ENSCO International Incorporated, Global Industries, Ltd., Halliburton Company, Helmerich & Payne, Inc., Noble Corporation, Oil States International, Inc., Pride International, Inc., Rowan Companies, Inc., Schlumberger Limited and Transocean Inc. The Exterran Holdings compensation committee used this data both to consider overall trends in executive compensation and to target executive cash compensation at the 50th percentile and long-term incentive compensation at the 50th to 75th percentile. Actual cash and long-term incentive compensation during 2008 for our Named Executive Officers as a group approximated the median of the survey data evaluated by the Exterran Holdings compensation committee.

The Exterran Holdings compensation committee believes the combination of this general industry data and oilfield services data provides a broad-based view of executive compensation across multiple industry segments based on similar company size and executive compensation practices. This provides valuable information for structuring an executive compensation program that is generally competitive, allows the Exterran Holdings compensation committee to identify a target compensation range and appropriately position executive compensation within that target range, as indicated above, and provides the data necessary to support individual compensation decisions for comparable positions in the general and oilfield services industries.

The Exterran Holdings compensation committee also uses executive compensation data published in the proxy statements of Exterran Holdings’ peer group as an additional source of information in assessing whether the executive compensation program is appropriately positioned and competitive based on Exterran Holdings’

industry and size. In addition, since the Exterran Holdings and we compete with the peer group for managers with oilfield services experience and talent, this data is used to determine if the compensation program provides an adequate retention feature. For 2008, the Exterran Holdings compensation committee identified Exterran Holdings’ peer group as consisting of the following companies:

•	BJ Services Company

•	Cameron International Corporation

•	FMC Technologies, Inc.

•	Grant Prideco, Inc.

•	Natco Group Inc.

•	National Oilwell Varco, Inc.

•	Smith International, Inc.

For 2009, the Exterran Holdings compensation committee determined to use an expanded peer group because it believes that a greater diversity of oilfield services companies will provide a more enhanced overview of executive compensation. The 2009 peer group, which follows, was selected so that Exterran Holdings is positioned at the median in terms of revenue for the year ended December 31, 2007. This peer group includes companies with a larger range of revenues and with both domestic and international operations, and reflects more completely those companies with which Exterran Holdings competes for technical and managerial talent.

•	Baker Hughes Incorporated

•	BJ Services Company

•	Cameron International Corporation

•	Chicago Bridge & Iron Company N.V.

•	Complete Production Services, Inc.

•	Dresser-Rand Group Inc.

•	FMC Technologies, Inc.

•	Gardner Denver, Inc.

•	Key Energy Services, Inc.

•	McDermott International, Inc.

•	Natco Group Inc.

•	National Oilwell Varco, Inc.

•	Noble Corporation

•	Oil States International, Inc.

•	Patterson-UTI Energy, Inc.

•	Pride International, Inc.

•	Rowan Companies, Inc.

•	Smith International, Inc.

•	Superior Energy Services, Inc.

•	Weatherford International Ltd.

In addition to its review of competitive market data relative to the general industry, oilfield services industry and the peer group, on a periodic basis, the Exterran Holdings compensation committee reviews each executive officer’s current and past total compensation, including a three year look-back at base salary, short-term incentive pay, the value of long-term incentives and payouts in the event of a termination following a change of control. In its most recent review of executive compensation, in February 2009, the Exterran Holdings compensation committee considered Exterran Holdings’ relative performance under rapidly changing market conditions, and, taking into account the recommendations of our Chief Executive Officer with respect to each executive officer other than himself (as described above), it focused on each executive officer’s performance within that officer’s scope of responsibilities, Exterran Holdings’ strategic initiatives and that officer’s ability to contribute to those initiatives, and his future potential and experience, with no specific weighting assigned to any of these factors.

Each of the compensation components provided to executive officers and key employees is further described below.

Base Salaries

2008. The Exterran Holdings compensation committee and our compensation committee have determined that, to attract and retain sufficient talent, base pay generally should be set near the median of that for companies similar in size to Exterran Holdings in the general industry and the oilfield services industry, as described above. In addition to considering market comparisons in making salary decisions, the Exterran Holdings compensation committee exercises judgment and discretion based upon each executive’s level of responsibility, individual skills, experience in the executive’s current role, the executive’s expected future role, performance, and external factors involving competitive positioning and general economic conditions. No specific formula is applied to determine the weighting of each of these factors. Performance evaluations are conducted during the first quarter of each year and the resulting adjustments in base salaries generally are effective shortly thereafter.

In February 2008, the Exterran Holdings compensation committee approved adjustments, effective in April 2008, to the annual base salaries of our Named Executive Officers, which took into account the factors described above in the context of a larger organization after the merger of Universal and Hanover in August 2007 and each executive’s level of increased responsibility within the larger organization.

		Amount of
		Increase	New
		Over 2007	Base
		Base Salary	Salary
Officer	Title with Exterran GP LLC	($)	($)

Stephen A. Snider	Chief Executive Officer(1)	28,000	600,000
Daniel K. Schlanger	Senior Vice President and Chief Financial Officer	24,000	300,000
J. Michael Anderson	Senior Vice President	33,000	355,000
D. Bradley Childers	Senior Vice President	28,000	340,000
Donald C. Wayne	Senior Vice President and General Counsel	25,000	285,000

(1)	Mr. Snider’s title was President and Chief Executive Officer when these salary adjustments were made in April 2008. He ceased serving as President in October 2008, concurrent with Mr. Danner’s assumption of the role of President and Chief Operating Officer.

2009. In late 2008, management and the Exterran Holdings compensation committee considered the level of uncertainty in the oil and gas industry created by the financial crisis. In January 2009, management and the Exterran Holdings compensation committee suspended 2009 merit increases in base salary for Exterran Holdings’ employees, including our Named Executive Officers, and indicated that decision would be re-evaluated based on a mid-year review of Exterran Holdings’ performance relative to Exterran Holdings’ business plan.

Annual Performance-Based Incentive Compensation

2008. In January 2008, the Exterran Holdings compensation committee adopted the Exterran Annual Performance Pay Plan (the “APPP”) to provide the short-term incentive compensation element of Exterran Holdings’ total direct compensation program. Under the APPP, each Named Executive Officer was eligible to receive an annual cash award based on Exterran Holdings’ level of achievement of specified performance objectives established by the Exterran Holdings compensation committee for fiscal year 2008, as well as the individual Named Executive Officer’s performance assessment, determined primarily through his performance evaluation for that year. The amount of a Named Executive Officer’s award under the APPP for 2008 was to be calculated by multiplying (i) a target percentage of his base salary by (ii) the level of Exterran Holdings’ achievement of the applicable corporate performance measures (ranging from 0% to 200% of the target performance level) by (iii) his individual performance coefficient (ranging from 0% to 125%) for the year.

In determining the target 2008 bonus opportunity for each Named Executive Officer, the Exterran Holdings compensation committee considered his relative responsibility, his role in continuing Exterran Holdings’ and our integration subsequent to the August 2007 merger of Hanover and Universal and his potential impact on the achievement of Exterran Holdings’ performance goals. Those bonus targets, expressed as a percentage of each Named Executive Officer’s base salary for 2008, were as follows:

		2008 Bonus	2008 Bonus
		Target	Target
Executive Officer:	Title with Exterran GP LLC:	(%)	($)

Stephen A. Snider	Chief Executive Officer	100	600,000
Daniel K. Schlanger	Senior Vice President & Chief Financial Officer	50	150,000
J. Michael Anderson	Senior Vice President	70	248,500
D. Bradley Childers	Senior Vice President	70	238,000
Donald C. Wayne	Senior Vice President and General Counsel	50	142,500

For each 2008 company performance measure for Exterran Holdings, there were three possible levels of attainment: threshold (50% of objective), target (100% of objective) and maximum (200% of objective). No awards were made for any performance measure for which the threshold was not met; awards were prorated for performance between the threshold and maximum levels.

The following table shows the corporate measures under the APPP adopted by the Exterran Holdings compensation committee, and the results achieved under those measures, for the year ended December 31, 2008 (dollars in millions; horsepower in thousands):

	Incentive	Threshold	Target	Maximum		Computed
Incentive Measure	%	50%	100%	200%	Results	Payout

Corporate TRIR(1)	10%	1.35	1.20	1.00	1.05	175%
Corporate EBITDA(2)	40%	$815	$903	$1,000	$754	0%
Cumulative Merger Synergies	20%	$50	$66	$86	$77	155%
North America Contracted HP Growth(3)		(100)	110	210	(185)	0%
and/or	30%
International Bookings(4)		$500	$700	$900	$647	88%

(1)	Refers to the incident rate for both recordable injuries and lost time accidents for all Exterran Holdings’ employees worldwide.

(2)	Corporate EBITDA is defined for purposes of the APPP as Exterran Holdings’ net income plus income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, foreign currency gains or losses, impairment charges, merger and integration expenses, minority interest, excluding non-recurring items, and extraordinary gains or losses.

(3)	Refers to growth in Exterran Holdings’ U.S. working horsepower from year to year. The weighting for this measure is 30% for North America regional employees and 15% for corporate employees of Exterran Holdings.

(4)	Refers to bookings made outside the United States and Canada related to product sales and new contract operations projects. The weighting for this measure is 30% for Latin America and Eastern Hemisphere regional employees and 15% for corporate employees of Exterran Holdings.

Based on Exterran Holdings’ performance as of December 31, 2008, the payout as computed under the APPP for each Named Executive Officer would have been approximately 62% of his 2008 bonus target. In its discretion, the Exterran Holdings compensation committee made adjustments to the weightings of the incentive measures to better reflect the relative importance of each of these measures in 2008. As a result of these adjustments, the payout for each Named Executive Officer was reduced to approximately 59% of his 2008 bonus target. Finally, the Exterran Holdings compensation committee considered whether to make an individual adjustment to each Named Executive Officer’s 2008 APPP award based on a subjective review of each executive officer’s performance within his scope of responsibilities and, taking into account the recommendations of Exterran Holdings’ and our Chief Executive Officer with respect to each executive officer other than himself, as described above, determined not to make any individual adjustment. The following payout amounts were approved by the Exterran Holdings compensation committee and were applied to our Named Executive Officers as indicated:

2008
Executive Officer	Bonus ($)

Stephen A. Snider	352,800
Daniel K. Schlanger	88,200
J. Michael Anderson	146,100
D. Bradley Childers	139,900
Donald C. Wayne	83,800

In February 2009, the Exterran Holdings compensation committee approved annual performance-based incentive awards under the APPP, which we expect will be paid in mid-March 2009, as set forth in the Grants of Plan-Based Awards for 2008 table following this CD&A.

2009. In February 2009, the Exterran Holdings compensation committee adopted a short-term incentive program (the “Incentive Program”) to provide the short-term incentive compensation element of Exterran Holdings’ and our total direct compensation program for this year. Under the Incentive Program, which replaces the APPP for 2009, each Named Executive Officer will be eligible to receive an annual cash award based on the Exterran Holdings compensation committee’s assessment of Exterran Holdings’ performance for 2009 relative to key business activities and key business indicators listed below, as well as one or more of the following items that the Exterran Holdings compensation committee may choose to consider, in its discretion:

•	Exterran Holdings’ performance relative to its business plan;

•	existing or anticipated financial, economic and industry conditions; and

•	such other factors or criteria as the Exterran Holdings compensation committee, in its discretion, deems appropriate.

The Exterran Holdings key business activities and key business indicators relate to the following in 2009:

•	Employee training and development;

•	Efficient management of Exterran Holdings’ idle assets;

•	Financial and equityholder returns;

•	Project management; and

•	Safety.

The Exterran Holdings compensation committee intends to award performance-based short-term incentive compensation for 2009 under the Incentive Program based on the committee’s assessment, with input from management, of Exterran Holdings’ performance based on the criteria listed above, as well as each executive officer’s individual contribution toward those criteria. No specific weighting will be assigned to any particular Exterran Holdings performance or individual level of contribution, and, with respect to a performance-based award to be made to a particular executive officer, no specific weighting will be made as between Exterran Holdings’ performance and individual contribution.

Each executive officer’s target bonus payment under the Incentive Program will be a specified percentage of that individual’s base salary, and each executive officer’s actual bonus payment may be paid out at a level of 0% to 200% of target bonus, based on Exterran Holdings’ performance, as may be adjusted based on individual performance, in each case based on the Exterran Holdings compensation committee’s determination, in its discretion and with input from management, of the level of attainment of applicable Exterran Holdings and individual performance. The Exterran Holdings compensation committee considered the relative responsibility of each executive officer and his potential impact on the achievement of Exterran Holdings’ performance criteria, in determining the target 2009 bonus opportunity for each of the Named Executive Officers (expressed as a percentage of each Named Executive Officer’s base salary for 2009), which is as follows:

		2009 Bonus
		Target
Executive Officer	Title with Exterran GP LLC	(%)

Stephen A. Snider	Chief Executive Officer	100	(1)
Daniel K. Schlanger	Senior Vice President and Chief Financial Officer	60
J. Michael Anderson	Senior Vice President	70
D. Bradley Childers	Senior Vice President	70
Donald C. Wayne	Senior Vice President and General Counsel	50

(1)	Mr. Snider’s actual payout under the Incentive Program for 2009 will be prorated for the period from January 1, 2009 through the date of his planned retirement.

We anticipate that awards under the Incentive Program for the year ending December 31, 2009 will be determined and paid in the first quarter of 2010.

We have not disclosed target levels with respect to the key business activities and indicators described above because we believe such disclosure would provide third parties with information that would cause Exterran Holdings and us competitive harm. In particular, the target performance levels for the key business activities and indicators are based on Exterran Holdings’ strategic business plan and reflect confidential business information. These targets are derived from internal analyses and projections of Exterran Holdings’ and our performance, reflecting Exterran Holdings’ and our business strategy for the current year. Because these targets were developed strictly for internal planning purposes and their disclosure would provide our competitors, customers and other third parties with significant insights regarding our confidential planning process and strategies that could cause us substantial competitive harm, we do not disclose these targets publicly. Also, the Exterran Holdings compensation committee has reserved the right to modify the target levels of one or more of these criteria in its discretion based on internal and external developments during the course of 2009.

The target levels with respect to the key business activities and indicators described above generally reflect levels that the Exterran Holdings compensation committee considers sufficiently aggressive but achievable based on the underlying operating assumptions. The Exterran Holdings compensation committee believes that these targets were set at levels such that achievement of the target levels will require significant effort on the part of our executive officers and that payment of the maximum amounts would reflect results substantially in excess of expectations. The Exterran Holdings compensation committee believes that Exterran Holdings’ performance goals for 2009 generally are similar to those set for 2008 in terms of the difficulty of achievability at target levels. As described above, two of Exterran Holdings’ performance goals for 2008 (Consolidated EBITDA and North America Contracted Horsepower Growth) were not achieved at threshold levels, and one performance goal (International Bookings) was achieved above threshold but below target level.

Long-Term Incentive Compensation

2008. The Exterran Holdings compensation committee, our compensation committee and management believe that Exterran Holdings’ and our executive officers and key employees of Exterran Holdings should have an ongoing stake in Exterran Holdings’ and our success and that these individuals should have a meaningful portion of their total compensation tied to the achievement of Exterran Holdings’ and our strategic objectives and long-term financial and operational performance. In considering the makeup of the long-term incentive awards (“LTI Awards”) for 2008, the Exterran Holdings compensation committee also considered the need to enhance retention of executives and key employees in light of the vesting of those individuals’ pre-2007 equity awards upon the August 2007 merger of Hanover and Universal. Based on this review, the Exterran Holdings compensation committee established the mix of 2008 long-term incentive awards for our executive officers generally to consist of 45% Exterran Holdings restricted stock, 45% Exterran Holdings stock options and 10% Exterran Partners phantom units with tandem distribution equivalent rights (“DERs”), or a combination of the foregoing to certain other key employees. Our compensation committee concurred with this determination and awarded the grants of phantom units with DERs as shown in the Grants of Plan-Based Awards for 2008 table, below. Approximately 50% to 60% of the aggregate amounts of the 2008 LTI Awards to our Named Executive Officers reflects the intent of the Exterran Holdings compensation committee (and our compensation committee with respect to awards of phantom units with DERs) to strengthen the equity-based incentive compensation element for our Named Executive Officers in light of the accelerated vesting of certain of their outstanding incentive-based equity awards in connection with the merger. The Exterran Holdings compensation committee believes that:

•	grants of Exterran Holdings’ stock options provide an incentive to its key employees and executive officers to work toward its long-term performance goals, as the benefit will increase only if and to the extent that the value of Exterran Holdings’ common stock increases; and

•	grants of Exterran Holdings’ restricted stock not only provide an incentive to its key employees and executive officers to work toward long-term performance goals, but also serve as a retention tool.

The Exterran Holdings compensation committee and our compensation committee believe that:

•	grants of our phantom units with tandem DERs serve to emphasize our growth objectives. Such grants were made from the Partnership Plan, which is solely administered by our compensation committee. DERs are the right to receive cash distributions that are provided to all common unitholders, subject to the same vesting restrictions and risk of forfeiture applicable to the underlying grant.

2009. The Exterran Holdings compensation committee and our compensation committee expect to include LTI Awards as a component of Exterran Holdings’ and our 2009 compensation program, with such awards granted during the first quarter of the year. Any award of equity is considered effective, and a value is assigned based on the closing market price of Exterran Holdings’ common stock or our common units, as applicable, on the date of compensation committee or board approval.

Other Compensation Programs

401(k) Retirement and Savings Plan

The Exterran 401(k) Plan provides employees, including our Named Executive Officers, the opportunity to defer up to 25% of their eligible salary, up to the Internal Revenue Service (“IRS”) maximum deferral amount, on a pre-tax basis. This is accomplished through contributions to an account maintained by an independent trustee. We match 100% of an employee’s contribution to a maximum of 1% of the employee’s annual eligible compensation, plus 50% of an employee’s contribution from 2% to a maximum of 5% of the employee’s annual eligible compensation. The employee directs how contributions to the Exterran 401(k) Plan are invested. Employees vest in Exterran Holdings’ matching contributions after two years of service.

Employees’ Supplemental Savings Plan

Prior to the merger, Universal sponsored an Employees’ Supplemental Savings Plan (the “ESSP”) through which employees with an annual base salary of $100,000 or more, including the Named Executive Officers, could defer up to 25% of their eligible salary on a pre-tax basis. The ESSP is a nonqualified, deferred compensation plan and participation was voluntary. Participants could also defer up to 100% of their incentive bonus in 25% increments. Universal’s policy was to provide matching contributions to the ESSP in the form of Universal common stock. Deferrals from bonuses were not eligible for the match. The match limits of 3% and 4.5% (based on company tenure) were aggregate amounts and included both the Universal 401(k) Plan and the ESSP match amounts. The ESSP was designed in part to provide a mechanism to restore qualified plan benefits that were reduced as a result of limitations imposed under the Internal Revenue Code of 1986, as amended (the “Code”). It also enabled deferral of compensation that would otherwise be treated as excess employee remuneration by Universal within the meaning of Section 162(m) of the Code.

Effective January 1, 2008, the ESSP was amended to (i) change the plan sponsor to Exterran Holdings, (ii) freeze the ESSP with respect to new participation and contributions as of December 31, 2007 and (iii) fully vest the accounts of active participants as of that date. The ESSP is intended to be a “grandfathered” plan for purposes of Section 409A of the Code.

Deferred Compensation Plan

Under the Exterran Deferred Compensation Plan (the “Deferred Compensation Plan”), key management and highly compensated employees selected by Exterran Holdings’ compensation committee, including our Named Executive Officers, may (i) defer receipt of their compensation, including up to 100% of their salaries and up to 100% of their bonuses, and (ii) be credited with company contributions that are designed to serve as a make-up for the portion of the employer-matching contribution that cannot be made under the Exterran 401(k) Plan due to qualified plan limits under the Code. Exterran Holdings may, but has no obligation to, make discretionary contributions on behalf of a participant, in such form and amount as the Exterran Holdings compensation committee deems appropriate, in its sole discretion.

Participant elections with respect to deferrals of compensation and distributions generally must be made in the year preceding that in which the compensation is earned, except that the Exterran Holdings compensation committee may permit a newly eligible participant to make deferral elections up to 30 days after he or she first becomes eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan is an “unfunded” plan for state and federal tax purposes, and participants have the rights of unsecured creditors of Exterran Holdings with respect to their Deferred Compensation Plan accounts.

Participants may elect to receive distributions of their accounts while still employed by Exterran Holdings or upon the participant’s separation from service or disability, each as defined in the Deferred Compensation Plan, either in a lump sum or in two to 10 annual installments. Distributions will be made in cash, except that a participant may elect to have any portion of his or her account that is deemed invested in Exterran Holdings’ common stock distributed in shares of Exterran Holdings’ common stock if the distribution is made prior to January 1, 2011.

Employee Stock Purchase Plan

The Exterran Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”) provides eligible employees of Exterran Holdings, including our Named Executive Officers, an option to purchase Exterran Holdings’ common stock through payroll deductions and is designed to comply with Section 423 of the Code. The Exterran Holdings compensation committee, which administers the ESPP, has the discretion to set the purchase price at 85% to 100% of the fair market value of a share of Exterran Holdings’ common stock on one of the following dates: (i) the offering date, (ii) the purchase date or (iii) the offering date or the purchase date, whichever is lower. The Exterran Holdings compensation committee has determined that employees who elect to participate in the ESPP will initially have an option to purchase a share of Exterran Holdings’ common stock at the lesser of (i) 85% of the fair market value of a share of Exterran Holdings’ common stock on the offering date or (ii) 85% of the fair market value of a share of Exterran Holdings’ common stock on the purchase date. The initial offering period commenced on October 1, 2007 and offering periods consist of three-months periods, or such other periods as may be determined from time to time by the Exterran Holdings compensation committee. A total of 650,000 shares of Exterran Holdings’ common stock have been authorized and reserved for issuance under the ESPP. At December 31, 2008, 574,010 shares remained available for purchase under the ESPP.

Amended and Restated 2007 Stock Incentive Plan

The Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan (the “Stock Incentive Plan”) is administered by the Exterran Holdings compensation committee and authorizes the issuance of awards, at the discretion of the Exterran Holdings compensation committee, of stock options, restricted stock, restricted stock units, stock appreciation rights and performance awards to employees of Exterran Holdings and its subsidiaries and directors of Exterran Holdings. Up to a maximum of 4,750,000 shares of Exterran Holdings’ common stock is available for issuance under the Stock Incentive Plan.

Medical Expense Reimbursement Plan

The Medical Expense Reimbursement Plan (“MERP”) is a plan made available to certain of our executive officers that supplements the standard medical and dental benefit plans available to all Exterran Holdings’ employees. During 2008, the MERP provided for reimbursement, in an amount up to $10,000, of certain out-of-pocket medical costs incurred by the executive or his dependents that were not covered by Exterran Holdings’ standard medical and dental plans.

Exterran Partners Long-Term Incentive Plan

The Partnership Plan, which is administered by our compensation committee, provides incentive compensation awards based on our common units to management, directors, employees and consultants of Exterran Holdings and its affiliates who perform services for us and our subsidiaries. The Partnership Plan also enhances our ability to attract and retain the services of individuals essential for our growth and profitability and encourages them to devote their best efforts to advancing our business. The Partnership Plan is not subject to the allocation provisions of the SG&A Cap.

The Partnership Plan provides for the grant of up to an aggregate of 1,035,378 units, restricted units, phantom units, unit options, unit awards or substitute awards and, with respect to unit options and phantom units, the grant of DERs. DERs are credited with an amount equal to any cash distributions we make on common units during the period such phantom units are outstanding and are payable upon vesting of the tandem phantom units without interest. Since the inception of the Partnership Plan, we have awarded only unit options and phantom units.

Perquisites

Exterran Holdings made what it believes were limited use of perquisites during 2008. A taxable benefit of tax preparation and planning services was made available to certain of our executive officers. The health care and insurance coverage provided to our executives was the same as that provided to all active employees with the exception of the MERP, which provided for additional medical, dental, and vision benefits to certain of our executive officers during 2008. In addition, Exterran Holdings has agreed that Mr. Snider and his spouse will be entitled to continue to participate at no cost in Exterran holdings’ medical benefit plan following his retirement, provided he remains Exterran Holdings’ active employee until the time of his retirement. The Exterran Holdings compensation committee established a policy in early 2009 that tax gross-ups will no longer be provided on income attributable to change of control agreements entered into in the future or Exterran Holdings’ executive or director perquisites.

Chief Executive Officer Compensation

Base Salary.  In accordance with Exterran Holdings’ overall philosophy and practice to provide generally for 4% base salary increases from 2007 to 2008, and based on a written performance evaluation conducted by

Exterran Holdings’ board of directors in February 2008, the Exterran Holdings compensation committee increased Mr. Snider’s annual base salary by 4.8% to $600,000, effective April 1, 2008. As described above in the section entitled “— How the Exterran Holdings Compensation Committee Determines Executive Compensation — Base Salaries,” the Exterran Holdings compensation committee determined to suspend annual salary increases in 2009, including those for Mr. Snider and the other executive officers.

Annual Performance-Based Incentive Compensation.  In reviewing Mr. Snider’s performance during 2008, the Exterran Holdings compensation committee considered his impact on continued merger integration efforts and, in light of the expectation that Mr. Danner will assume the role of Chief Executive Officer upon Mr. Snider’s planned retirement by June 30, 2009, the Exterran Holdings compensation committee also considered Mr. Snider’s efforts to begin the transition of duties to Mr. Danner in late 2008. Based on the foregoing factors and in the sole discretion of the Exterran Holdings compensation committee, it determined to make no individual adjustment with respect to Mr. Snider’s APPP award for 2008. As described above in the section entitled “— How the Exterran Holdings Compensation Committee Determines Executive Compensation — Annual Performance-Based Incentive Compensation,” the Exterran Holdings compensation committee made adjustments to the weightings of the incentive measures to better reflect the relative importance of each of these measures in 2008, which resulted in a reduced payout to Mr. Snider, from approximately 62% of his base salary to approximately 59% of his base salary, of $352,800.

The Exterran Holdings compensation committee has determined that Mr. Snider will participate in the Incentive Program for 2009, as discussed above in the section entitled “— Annual Performance-Based Incentive Compensation — 2009,” although the amount of his award under the Incentive Program will be prorated for the period from January 1, 2009 through the date of his planned retirement by June 30, 2009 (the “Employment Period”). Mr. Snider may elect to be paid his award either upon his retirement or in March 2010 concurrently with the payment of awards to the other Named Executive Officers. With respect to Exterran Holdings’ performance, the amount of Mr. Snider’s award will be determined by the Exterran Holdings compensation committee in its sole discretion, based on the committee’s assessment of Exterran Holdings’ performance for (i) the Employment Period, if Mr. Snider elects to be paid his award upon his retirement, or (ii) the year ending December 31, 2009, if Mr. Snider elects to be paid his award in March 2010. With respect to individual performance, the amount of Mr. Snider’s award will be determined by the Exterran Holdings compensation committee in its sole discretion, based on the committee’s evaluation of Mr. Snider’s individual performance during the Employment Period.

Long-Term Incentive Award.  The Exterran Holdings compensation committee and our compensation committee considered it in the best interests of Exterran Holdings and us, and our respective equityholders, to emphasize long-term incentives as a key component of Mr. Snider’s total compensation in 2008. To recognize the importance of Mr. Snider’s role in the continued successful integration during 2008 of Hanover and Universal, the Exterran Holdings compensation committee approved on March 4, 2008, the following LTI Awards for Mr. Snider:

•	A grant of 20,060 shares of Exterran Holdings’ restricted stock, which represented approximately 45% of the total grant date value of Mr. Snider’s 2008 LTI Awards.

•	A grant of 1,485 incentive stock options and 52,725 nonqualified options to purchase Exterran Holdings’ common stock, which collectively represented approximately 45% of the total grant date value of Mr. Snider’s 2008 LTI Awards.

In addition, our compensation committee approved on March 4, 2008 the following LTI Award for Mr. Snider under the Partnership Plan:

•	A grant of 9,310 phantom units with DERs, which represented approximately 10% of the total grant date value of Mr. Snider’s 2008 LTI Awards. The phantom units are payable in units or cash upon vesting. The tandem DERs are payable in cash upon vesting.

The size and type of awards provided to Mr. Snider, taken together with the other elements of his compensation, were determined by the Exterran Holdings compensation committee (and our compensation committee, with respect to his award of phantom units with DERs) to be appropriate and were designed to encourage the achievement of Exterran Holdings’ and our short and long-term business objectives, improved operating results and growth in equityholder value and to ensure a greater ownership stake in Exterran Holdings and us, thereby further aligning Mr. Snider’s interests with those of our equityholders. In addition, 50% of the aggregate amounts of these awards reflects the intent of the Exterran Holdings compensation committee (and our compensation committee with respect to awards of DERs) to strengthen the equity-based incentive compensation element for Mr. Snider in light of the accelerated vesting of certain of his outstanding incentive-based equity awards in connection with the merger of Hanover and Universal in 2007.

In contemplation of Mr. Snider’s planned retirement as Exterran Holdings’ and our Chief Executive Officer by June 30, 2009, and in recognition of his 18 years of service to Exterran Holdings, in October 2008 the Exterran Holdings compensation committee approved amendments to each agreement pursuant to which Mr. Snider was granted options, restricted stock or Partnership unit appreciation rights (collectively, the “Exterran Award Agreements”) under the Universal Compression Holdings, Inc. Incentive Stock Option Plan, the Universal Compression Holdings, Inc. Restricted Stock Plan for Executive Officers and the Stock Incentive Plan. The amendments provide that (a) each outstanding unvested option and share of restricted stock granted under the Exterran Award Agreements will vest in full upon Mr. Snider’s retirement date and (b) the exercise term of each option and unit appreciation right granted under the Exterran Award Agreements will be extended through its original term, as set forth in the applicable plan or Exterran Award Agreement.

Also in October 2008, our compensation committee approved amendments to each award agreement pursuant to which Mr. Snider was granted unit options or phantom units with DERs (collectively, the “Partnership Award Agreements”) under the Partnership Plan. The amendments provide that (a) each outstanding phantom unit granted under the Partnership Award Agreements will vest in full upon Mr. Snider’s retirement date and (b) the exercise term of each unit option granted under the Partnership Award Agreements will be extended through its original term, as set forth in the applicable Partnership Award Agreement.

As a result of these amendments, approximately $104,000 of expense for stock and phantom unit awards and approximately $472,000 of expense for option awards that would not otherwise have been recognized in 2008 was recognized and included in the Stock Awards and Option Awards columns, respectively, in the Summary Compensation Table for 2008 following this CD&A.

Change of Control Arrangements

Change of Control Provisions in Equity Plans.  The Stock Incentive Plan provides for accelerated vesting in the event of a change of control.

Change of Control Provisions in 401(k) Plans.  The Exterran 401(k) Plan provides for accelerated vesting of all company matching contributions in the event of a change of control.

Exterran Change of Control Agreements.  Exterran Holdings has entered into change of control agreements with each of our Named Executive Officers (the “Exterran change of control agreements”). The Exterran Holdings compensation committee considers the provision of change of control agreements for executive officers to be a customary part of executive compensation and, therefore, necessary to attracting and retaining executive talent. The Exterran change of control agreements provide for continued employment of the applicable executive for a period of time following a qualifying change of control and are designed to ensure continuity of management in such event.

The Exterran change of control agreements generally provide that if the executive is terminated within 12 months after a change of control occurs, or if during that period the executive terminates his employment for “good reason,” as defined in the agreements, he will be entitled to a payment equal to a multiple of two times the executive’s annual base salary and target bonus (three times base salary and bonus, in the case of Mr. Snider), will be provided health and welfare benefits for a number of years equaling the payment multiple, and will receive certain other forms of remuneration. A more specific description of the terms of the Exterran change of control agreements, together with an estimate of the payouts in connection with such agreements, assuming a change of control and “qualifying termination,” is provided in the section entitled “Named Executive Officer Compensation — Payments and Potential Payments upon Change of Control,” below.

Unit Ownership Requirements

Exterran GP LLC does not have any policy or guidelines that require specified ownership of our common units by its directors or executive officers or unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of February 20, 2009, the Named Executive Officers held 341,428 unit options and 27,000 phantom units with DERs that have been granted as compensation and 125,000 common units.

Accounting Implications and Compensation Deduction Limitations

We accounted for the equity compensation expense for Exterran GP LLC’s executive officers under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires us to estimate and record an expense for each award of equity compensation over the vesting period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation was incurred.

As we are a partnership and not a corporation taxable as such for U.S. federal income tax purposes, we are not subject to the executive compensation tax deductible limitations of Section 162(m) of the Code. However, as Exterran Holdings owns a majority of our outstanding equity securities, our compensation committee is mindful of the impact that Section 162(m) may have on compensatory deductions passed through to Exterran Holdings.

Conclusion

We believe that Exterran Holdings’ and our executive compensation programs for 2008 were:

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

The Compensation Committee

George S. Finley, Chairman
James G. Crump
Mark A. McCollum

Named Executive Officer Compensation

Summary Compensation Table for 2008

The following table summarizes the full amount of compensation and related benefits provided for the Named Executive Officers for the years ended December 31, 2008 and 2007, and the period from October 20, 2006 through December 31, 2006.

									Non-Equity
									Incentive
					Stock		Option		Plan	All Other
			Salary	Bonus	Awards		Awards		Compensation	Compensation	Total
Name and Position	Year		($)	($)(1)	($)(2)		($)(3)		($)(4)	($)(5)	($)(6)

Stephen A. Snider, Chief Executive Officer(7)	2008		592,710	—	1,072,071		1,026,014		352,800	71,694	3,115,289
	2007		550,000	—	989,646	(8)	2,523,597	(8)	350,000	44,486	4,457,729
	2006		525,000	—	240,120		1,018,793		285,000	40,214	2,109,127
Daniel K. Schlanger, Senior Vice President and Chief Financial Officer	2008		293,788	125,000	275,378		259,900		88,200	21,926	1,064,192
	2007		265,192	—	328,498	(8)	159,976	(8)	150,000	7,346	911,012
	2006	(9)	155,942	—	31,519		15,800		58,000	—	261,261
J. Michael Anderson, Senior Vice President	2008		346,367	160,000	413,323		169,461		146,100	36,275	1,271,526
	2007		309,808	—	792,408	(8)	728,535	(8)	200,000	18,081	2,048,832
	2006		302,500	—	242,807		347,654		115,000	16,701	1,024,662
D. Bradley Childers, Senior Vice President	2008		320,701	160,000	398,677		208,851		139,900	48,390	1,276,519
	2007		300,000	—	736,095	(8)	640,334	(8)	200,000	25,489	1,901,918
	2006		287,500	—	210,687		312,135		115,000	19,158	944,480
Donald C. Wayne, Senior Vice President and General Counsel	2008		278,518	125,000	212,948		140,361		83,800	44,032	884,659
	2007		250,000	—	318,930	(8)	74,301	(8)	100,000	11,112	754,343
	2006	(10)	86,538	—	20,003		1,057		58,000	2,308	167,906

(1)	After the proposed merger between Hanover and Universal was announced, during the first quarter of 2007, the boards of directors of Hanover and Universal approved the adoption of retention plans that were intended to provide select employees, including certain of our Named Executive Officers, with an incentive to continue employment in light of the pending merger between the two companies. The amounts included in this column represent the cash payment of retention bonuses on April 30, 2008 under the Universal Retention Bonus Plan.

(2)	The amounts included in this column represent the compensation cost of (a) restricted shares of Exterran Holdings’ common stock, awarded and recognized by Exterran Holdings, and (b) phantom units with DERs, awarded and recognized by us, in each case as described in SFAS No. 123R. For a discussion of valuation assumptions, see Note 8 to our consolidated financial statements included elsewhere in this report and Note 16 to the consolidated financial statements within Exterran Holdings’ Form 10-K for the year ended December 31, 2008. Please see the Grants of Plan-Based Awards for 2008 table below for more information regarding equity-based awards granted in 2008.

(3)	The amounts included in this column represent the compensation cost of (a) options to purchase Exterran Holdings’ common stock, awarded and recognized by Exterran Holdings, (b) options to purchase our common units, awarded and recognized by us, and (c) unit appreciation rights with respect to our common units, awarded and recognized by Exterran Holdings, in each case as described in SFAS No. 123R. For a discussion of valuation assumptions, see Note 8 to our consolidated financial statements included elsewhere in this report and Note 16 to the consolidated financial statements within Exterran Holdings’ Form 10-K for the year ended December 31, 2008. Please see the Grants of Plan-Based Awards for 2008 table below for more information regarding equity-based awards granted in 2008.

(4)	The amounts included in this column represent the following cash awards: (a) amounts earned under the APPP, which covered the compensation measurement and performance year ended December 31, 2008, and are expected to be paid during the first quarter of 2009, (b) amounts earned under Universal’s 2007

Officer Incentive Plan, which covered the compensation measurement and performance year ended December 31, 2007, and were paid during the first quarter of 2008, and (c) amounts earned under Universal’s 2006 Officer Incentive Plan, which covered the compensation measurement and performance year ended December 31, 2006, and were paid during the first quarter of 2007.

(5)	The amounts shown in this column for the year ended December 31, 2008 are attributable to the following:

		Deferred		Tax
		Compensation		Preparation
	401(k) Plan	Plan	Executive	and
	Matching	Matching	Medical	Planning
	Contribution	Contribution	Coverage	Services	Other		Total
Name	($)(a)	($)(b)	($)(c)	($)	($)		($)

Stephen A. Snider	8,050	22,186	6,402	18,900	16,156	(d)	71,694
Daniel K. Schlanger	6,942	8,582	6,402	—	—		21,926
J. Michael Anderson	8,050	2,431	6,402	—	19,392	(e)	36,275
D. Bradley Childers	3,269	15,367	6,402	5,500	17,852	(f)	48,390
Donald C. Wayne	7,066	6,173	6,402	7,700	16,691	(g)	44,032

(a)	Executives could contribute up to 25% of their salary to the Exterran 401(k) Plan. During 2008, Exterran Holdings matched 100% of each executive’s contribution to a maximum of 1% of the executive’s annual eligible compensation, plus 50% of each executive’s contribution from 2% to a maximum of 5% of the executive’s annual eligible compensation. Both individual and matching contributions are subject to limits established by the IRS.

(b)	Eligible executive officers could contribute up to 100% of their base pay and bonus to the Deferred Compensation Plan, which Exterran Holdings matched for 2008 to a maximum of 3.5% of the executive’s annual eligible compensation, less Exterran Holdings’ matching contributions to the executive’s 401(k) account.

(c)	Represents premiums paid by Exterran Holdings for medical coverage under the MERP.

(d)	Includes $16,156 for reimbursement by Exterran Holdings of spousal expenses in connection with travel to Exterran Holdings’ Board and committee meetings held, and manufacturing facility tours conducted, in Dubai, UAE during 2008, and related tax gross-ups.

(e)	Includes $1,930 for reimbursement by Exterran Holdings for an annual physical exam and $17,462 for reimbursement by Exterran Holdings of spousal expenses in connection with travel to Exterran Holdings’ Board and committee meetings held, and manufacturing facility tours conducted, in Dubai, UAE during 2008, and related tax gross-ups.

(f)	Includes $17,852 for reimbursement by Exterran Holdings of spousal expenses in connection with travel to Exterran Holdings’ Board and committee meetings held, and manufacturing facility tours conducted, in Dubai, UAE during 2008, and related tax gross-ups.

(g)	Includes $2,095 for reimbursement by Exterran Holdings for an annual physical exam and $14,596 for reimbursement by Exterran Holdings of spousal expenses in connection with travel to Exterran Holdings’ Board and committee meetings held, and manufacturing facility tours conducted, in Dubai, UAE during 2008, and related tax gross-ups.

(6)	The amounts included in this column represent the aggregate compensation provided to each Named Executive Officer by Exterran Holdings and us; a portion of the amount provided by Exterran Holdings is allocated to us as set forth in “— Compensation Expense Allocations,” above.

(7)	For additional information regarding Mr. Snider’s 2008 compensation, please see the section entitled “Chief Executive Officer Compensation” in the CD&A, above.

(8)	These amounts include shares of Exterran Holdings’ restricted stock and options to acquire Exterran Holdings’ common stock that immediately vested on August 20, 2007, the effective date of the merger, awarded by Universal prior to the merger under the Universal Incentive Stock Option Plan and the Universal Restricted Stock Plan for Executive Officers.

(9)	The amounts shown for 2006 reflect compensation awarded to Mr. Schlanger for the period from May 31, 2006, when he joined Exterran GP LLC and Universal, through December 31, 2006.

(10)	The amounts shown for 2006 reflect compensation awarded to Mr. Wayne for the period from August 28, 2006, when he joined Exterran GP LLC and Universal, through December 31, 2006.

Grants of Plan-Based Awards for 2008

The following table provides additional information about stock and option awards and non-equity incentive plan awards granted to the Named Executive Officers by Exterran Holdings and us during the year ended December 31, 2008. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

					All Other		All Other
					Stock		Option		Grant Date
					Awards:		Awards:	Exercise	Fair
		Estimated Possible Payouts			Number of		Number of	or Base	Value of
		Under Non-Equity			Shares of		Securities	Price of	Stock and
		Incentive Plan Awards(1)			Stock or		Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Units		Options	Awards	Awards
Name	Date	($)	($)	($)	(#)		(#)	($/SH)	($)(2)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)

Stephen A. Snider		300,000	600,000	1,200,000
	3/04/2008				20,060	(3)			1,350,038
	3/04/2008						54,210 (4)	67.30	1,023,485
	3/04/2008				9,310	(5)			299,968
Daniel K. Schlanger		75,000	150,000	300,000
	3/04/2008				8,020	(3)			539,746
	3/04/2008						21,690 (4)	67.30	409,507
	3/04/2008				3,720	(5)			119,858
J. Michael Anderson		124,250	248,500	497,000
	3/04/2008				12,040	(3)			810,292
	3/04/2008						32,530 (4)	67.30	614,166
	3/04/2008				5,590	(5)			180,110
D. Bradley Childers		119,000	238,000	476,000
	3/04/2008				11,370	(3)			765,201
	3/04/2008						30,720 (4)	67.30	579,994
	3/04/2008				5,280	(5)			170,122
Donald C. Wayne		71,250	142,500	285,000
	3/04/2008				6,690	(3)			450,237
	3/04/2008						18,070 (4)	67.30	341,162
	3/04/2008				3,100	(5)			99,882

(1)	The amounts in these columns reflect the range of potential payouts under the APPP. The actual payouts under the plan have been determined and are reflected in the Summary Compensation Table for 2008 above. The performance measures used in determining the payouts under the plan are described in the CD&A above.

(2)	The value of restricted stock and stock option awards on the grant date is based on SFAS 123R.

(3)	Restricted stock awards were granted by Exterran Holdings on March 4, 2008 under the Stock Incentive Plan and vest on each anniversary date of grant at the rate of one-third per year over a three-year period (except for those of Mr. Snider, which will vest on his planned retirement from Exterran Holdings and us by June 30, 2009), subject to accelerated vesting in the event of a change of control.

(4)	Stock options to purchase Exterran Holdings’ common stock were granted by Exterran Holdings on March 4, 2008 under the Stock Incentive Plan and vest on each anniversary date of grant at the rate of one-third per year over a three-year period (except for those of Mr. Snider, which will vest on his planned retirement from Exterran Holdings and us by June 30, 2009), subject to accelerated vesting in the event of a change of control.

(5)	Phantom units with tandem DERs were granted by us on March 4, 2008 under the Partnership Plan and vest on each anniversary date of grant at the rate of one-third per year over a three-year period (except for those of Mr. Snider, which will vest on his planned retirement from Exterran Holdings and us by June 30, 2009), subject to accelerated vesting in the event of a change of control.

Outstanding Equity Awards at Fiscal Year-End for 2008

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

						Stock Awards
							Market
	Option Awards						Value of
	Number of	Number of				Number of	Shares or
	Securities	Securities				Shares or	Units of
	Underlying	Underlying				Units of	Stock
	Unexercised	Unexercised		Option		Stock That	That
	Options	Options		Exercise	Option	Have Not	Have Not
	(#)	(#)		Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable		($)	Date	(#)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)

Stephen A. Snider	145,306			21.30	2/19/2012
	130,000			43.39	3/3/2016
	30,000			38.15	3/9/2015
	97,024			33.60	4/20/2011
	31,675			30.07	4/30/2014
	90,523			31.65	12/11/2010
	12,883	25,768	(1)	75.27	6/12/2017
		85,714	(2)	25.94	12/31/2009
		85,714	(3)	25.94	12/31/2009
		54,210	(4)	67.30	3/04/2015
						34,282	730,206 (5)
						9,310 (6)	104,551 (7)
Daniel K. Schlanger	2,415	4,832	(1)	75.27	6/12/2017
		10,714	(2)	25.94	12/31/2009
		10,714	(3)	25.94	12/31/2009
		107,143	(2)	21.00	12/31/2009
		21,690	(4)	67.30	3/04/2015
						10,687	227,633 (5)
						3,720 (6)	41,776 (7)

						Stock Awards
							Market
	Option Awards						Value of
	Number of	Number of				Number of	Shares or
	Securities	Securities				Shares or	Units of
	Underlying	Underlying				Units of	Stock
	Unexercised	Unexercised		Option		Stock That	That
	Options	Options		Exercise	Option	Have Not	Have Not
	(#)	(#)		Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable		($)	Date	(#)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)

J. Michael Anderson	20,000			43.39	3/3/2016
	17,000			38.15	3/9/2015
	67,660			17.30	3/31/2013
	17,340			17.30	3/31/2013
	16,675			30.07	4/30/2014
	3,325			30.07	4/30/2014
	3,623	7,248	(1)	75.27	6/12/2017
		64,286	(2)	25.94	12/31/2009
		64,286	(3)	25.94	12/31/2009
		32,530	(4)	67.30	3/04/2015
						16,040	341,652 (5)
						5,590 (6)	62,776 (7)
D. Bradley Childers	20,000			43.39	3/3/2016
	17,000			38.15	3/9/2015
	19,016			16.71	3/10/2013
	5,984			16.71	3/10/2013
	16,675			30.07	4/30/2014
	3,325			30.07	4/30/2014
	24,238			19.03	9/3/2012
	14,182			19.03	9/3/2012
	3,623	7,248	(1)	75.27	6/12/2017
		42,857	(2)	25.94	12/31/2009
		42,857	(3)	25.94	12/31/2009
		30,720	(4)	67.30	3/04/2015
						15,370	327,381 (5)
						5,280 (6)	59,294 (7)
Donald C. Wayne	1,610	3,221	(1)	75.27	6/12/2017
		10,714	(2)	25.94	12/31/2009
		10,714	(3)	25.94	12/31/2009
		18,070	(4)	67.30	3/04/2015
						8,468	95,096 (5)
						3,100 (6)	34,813 (7)

(1)	Options to purchase Exterran Holdings’ common stock, awarded under the Universal Compression Holdings, Inc. Incentive Stock Option Plan, vest on each anniversary date of grant at the rate of one-third per year over a three-year period (except for those of Mr. Snider, which will vest on his planned retirement from Exterran Holdings and us by June 30, 2009) and have a term of ten years following the date of grant.

(2)	Options to purchase Exterran Partners’ common units, awarded under the Partnership Plan, that vested on January 1, 2009.

(3)	Unit appreciation rights payable in cash by Exterran Holdings that vested on January 1, 2009.

(4)	Options to purchase Exterran Holdings’ common stock, awarded under the Stock Incentive Plan, vest on each anniversary date of grant at the rate of one-third per year over a three-year period (except for those of Mr. Snider, which will vest on his planned retirement from Exterran Holdings and us by June 30, 2009) and have a term of seven years following the date of grant.

(5)	Based on the closing price of Exterran Holdings’ common stock as of December 31, 2008 ($21.30).

(6)	Represents a grant of phantom units with tandem DERs under the Partnership Plan that vest on each anniversary date of grant at the rate of one-third per year over a three-year period (except for those of Mr. Snider, which will vest on his planned retirement from Exterran Holdings and us by June 30, 2009).

(7)	Based on the market closing price of our common units on December 31, 2008 ($11.23).

Option Exercises and Stock Vested for 2008

The following table provides additional information about the value realized by the Named Executive Officers on option award exercises and stock award vesting during the year ended December 31, 2008. The value realized upon vesting represents the total value to each Named Executive Officer and does not represent the amount allocated to us.

	Option Awards		Stock Awards
	Number of		Number
	Shares	Value	of Shares	Value
	Acquired on	Realized on	Acquired	Realized on
	Exercise	Exercise	on Vesting	Vesting
Name	(#)	($)(1)	(#)	($)(2)
(a)	(b)	(c)	(d)	(e)

Stephen A. Snider	29,015	1,453,506	7,111	502,819
Daniel K. Schlanger	—	—	1,333	94,256
J. Michael Anderson	—	—	2,000	141,420
D. Bradley Childers	—	—	2,000	141,420
Donald C. Wayne	—	—	889	62,861

(1)	Represents the aggregate dollar value realized upon the exercise of options to purchase Exterran Holdings’ common stock.

(2)	Represents the number of shares vested multiplied by the closing market price of a share of Exterran Holdings’ common stock on the date of vesting ($70.71).

Nonqualified Deferred Compensation for 2008

The following table summarizes the Named Executive Officers’ compensation under Exterran Holdings’ nonqualified deferred compensation plans for the year ended December 31, 2008. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

		Company	Aggregate		Aggregate
	Executive	Contributions in	Earnings (Losses)	Aggregate	Balance at
	Contributions in	Last Fiscal	in Last	Withdrawals/	Last Fiscal
	Last Fiscal Year	Year	Fiscal Year	Distributions	Year-End
Name	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)

Stephen A. Snider	35,548	22,186	(1,100,693)	30,628	1,599,516
Daniel K. Schlanger	37,500	8,582	(6,370)	—	39,712
J. Michael Anderson	—	2,431	(77,232)	—	101,953
D. Bradley Childers	19,948	15,367	(54,630)	—	91,444
Donald C. Wayne	25,000	6,173	(4,247)	—	26,926

(1)	Amounts shown represent contributions made by each Named Executive Officer to the Deferred Compensation Plan during 2008.

(2)	Amounts shown represent matching contributions to each Named Executive Officer’s Deferred Compensation Plan account earned in 2008 but paid in the first quarter of 2009; these amounts are also shown under “All Other Compensation” in the Summary Compensation Table for 2008, above.

(3)	Amounts shown represent losses accrued under Exterran Holdings’ nonqualified deferred compensation plans, considering historical balances and Named Executive Officer and Exterran Holdings’ matching contributions during 2008.

(4)	Amounts shown represent aggregate withdrawals by or distributions to each Named Executive Officer during 2008.

(5)	Amounts shown represent the aggregate nonqualified deferred compensation plan balance for each Named Executive Officer at December 31, 2008, plus matching contributions earned in 2008 but paid in 2009.

Payments and Potential Payments upon Change of Control

Exterran Holdings and Exterran GP LLC have decided, as a policy matter, not to offer employment agreements to their executive officers. Certain of our executive officers, including each of the Named Executive Officers, have entered into a change of control agreement with Exterran Holdings. Exterran Holdings designed the change of control agreements to retain its executives and provide continuity of management in the event of any actual or potential change of control of Exterran Holdings. Each such agreement provides that if, during the one-year period following a change of control, the executive’s employment is terminated other than for cause, death or disability, or the executive terminates for good reason, then the executive will receive a lump sum in cash within 60 days after the date of termination (provided, however, that to the extent the executive is a specified employee for purposes of Section 409A of the Code, payment of amounts subject to Section 409A will be delayed for six months from the date of termination) the following:

•	an amount equal to the total of the executive’s earned but unpaid base salary through the date of termination, plus the executive’s target annual incentive bonus that would be payable to the executive for that year prorated to the date of termination, plus any earned but unpaid annual bonus for the prior year, plus any portion of the executive’s earned but unused vacation pay for that year;

•	an amount equal to two times (three times in the case of Mr. Snider) the sum of the executive’s current annual base salary and the target annual incentive bonus award that would be payable to the executive for that year;

•	an amount equal to two times (three times in the case of Mr. Snider) the executive’s basic and matching contributions credited to the executive under the Exterran 401(k) Plan and any other deferred compensation plan during the 12-month period immediately preceding the month of the executive’s date of termination, such amount being grossed up so that the amount the executive actually receives after payment of any federal or state taxes equals the amount described above;

•	any amount previously deferred, or earned but not paid, by the executive under the incentive and nonqualified deferred compensation plans or programs as of the date of termination;

•	for a period of two years (three years in the case of Mr. Snider) following the executive’s date of termination, Exterran Holdings will provide company medical and welfare benefits to the executive and/or the executive’s family equal to those benefits that would have been provided to such executive if the executive’s employment had not been terminated; however, under the terms of a separate agreement with Mr. Snider, Exterran Holdings has agreed that he and his spouse will be entitled to continue to participate at no cost in its medical benefit plan following his retirement, provided he remains Exterran Holdings’ active employee until the time of his retirement;

•	all stock options, restricted stock, restricted stock units or other stock-based awards, and all common units, unit appreciation rights, unit awards or other unit-based awards and all cash-based incentive awards held by the executive that are not vested, will vest; and

•	in the event that any payment or distribution Exterran Holdings makes to or for the benefit of the executive would be subject to a federal excise tax, the executive is entitled to receive an additional gross-up payment.

All payments to a Named Executive Officer under the change of control agreements would be made in exchange for a commitment from the executive to not (1) disclose any confidential information concerning Exterran Holdings during the two-year period (a three-year period in the case of Mr. Snider) following the termination of the executive’s employment, (2) employ or seek to employ any key employee of Exterran Holdings or solicit or encourage such key employee to terminate his or her employment with Exterran Holdings during the two-year period (a three-year period in the case of Mr. Snider) following the termination of the executive’s employment and (3) engage in a competitive business for a period of two years (three years in the case of Mr. Snider) following the executive’s termination.

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

Assuming the occurrence of a triggering event under the change of control agreements and the Partnership Plan on December 31, 2008, and assuming an Exterran Holdings stock value of $21.30 per share and a Partnership common unit value of $11.23 per unit (the December 31, 2008 closing prices, respectively), Exterran Holdings and we estimate that the Named Executive Officers would receive the following benefits (excluding any tax gross-ups as provided in certain of the change of control agreements):

					Partnership
				Restricted	Unit
				Stock	Awards and
		Base Salary		and	Unit	Benefits
	Current Year	and Target	Stock	Phantom	Appreciation	and
	Target Bonus	Bonus	Options	Units	Rights	Perquisites	Total
Name	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)

Stephen A. Snider	600,000	3,600,000	—	846,977	—	190,737	5,237,714
Daniel K. Schlanger	150,000	900,000	—	274,291	—	67,650	1,391,941
J. Michael Anderson	248,500	1,207,000	—	411,765	—	78,396	1,945,661
D. Bradley Childers	238,000	1,156,000	—	393,605	—	76,610	1,864,215
Donald C. Wayne	142,500	855,000	—	219,250	—	66,076	1,282,826

(1)	The amounts included in this column are calculated by adding each Named Executive Officer’s current base salary and target bonus and multiplying that sum by two (three in the case of Mr. Snider), as specified in each Named Executive Officer’s change of control agreement.

(2)	The amounts included in this column represent the value of options to purchase Exterran Holdings’ common stock. All stock options become fully vested upon a change of control. The number of options currently unvested and outstanding at year end for each Named Executive Officer is provided in column (c) of the Outstanding Equity Awards at Fiscal Year-End for 2008 table above, and the value of such awards has been calculated using the market closing price on December 31, 2008.

(3)	The amounts included in this column represent the value of Exterran Holdings’ restricted stock and our phantom units (including the related DERs). Upon a change of control, all restricted shares and phantom units will fully vest and the restrictions will lapse. The number of restricted shares and phantom units that are unvested and outstanding at year end for each Named Executive Officer is provided in column (f) of the Outstanding Equity Awards at Fiscal Year-End for 2008 table above, and the value of such awards has been calculated using the market closing prices of Exterran Holdings’ common stock ($21.30) and our common units ($11.23), respectively, on December 31, 2008, with the DERs accumulated through December 31, 2008 added to the phantom unit values.

(4)	The amounts included in this column represent the value of (a) options to purchase our common units and (b) unit appreciation rights (related to our common units) payable by Exterran Holdings. The number of unit options and unit appreciation rights unvested and outstanding at year end for each Named Executive Officer is provided in column (c) of the Outstanding Equity Awards at Fiscal Year-End for 2008 table above, and the value of such awards has been calculated using the market closing prices of Exterran Holdings’ common stock ($21.30) and our common units ($11.23), respectively, on December 31, 2008.

(5)	The amounts included in this column represent each Named Executive Officer’s right to the reimbursement of COBRA premiums, 401(k) match and Deferred Compensation Plan matching contributions for a two-year period (a three-year period in the case of Mr. Snider).

Director Compensation

Retainers and Fees

Only the independent members of Exterran GP LLC’s board of directors receive compensation for their service as directors. Messrs. Snider, Schlanger, Anderson, Childers and Danner, who are executive officers of Exterran GP LLC, serve on the board of directors but receive no compensation for such service. Exterran GP LLC’s board of directors has implemented a program of cash and equity compensation for its independent directors, consisting of:

•	an annual retainer of $35,000;

•	annual phantom unit compensation of $40,000 pursuant to the Partnership Plan;

•	an annual retainer fee for the chairs of the audit committee, conflicts committee and compensation committee of $10,000, $5,000 and $5,000, respectively;

•	a fee per board of directors meeting of $1,500 if attended in person or $500 if attended telephonically; and

•	a fee per committee meeting of (a) $1,500, whether attended in person or telephonically, for each committee member who is a chairperson, and (b) $1,500 if attended in person or $500 if attended telephonically, for each committee member who is a non-chairperson.

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

During the year ended December 31, 2008, the directors of Exterran GP LLC earned compensation as set forth below:

	Fees Earned or
	Paid in Cash	Stock Awards	Total
Director	($)(1)	($)(2)	($)

James G. Crump	76,212	40,203	116,415
George S. Finley	60,712	36,535	97,247
Mark A. McCollum	53,712	40,203	93,915

(1)	Amounts shown represent fees earned by the directors for the twelve months ended December 31, 2008.

(2)	Amounts shown represent the compensation cost we recognized in 2008 related to awards of phantom units, as described in SFAS No. 123R. For a discussion of valuation assumptions, see Note 8 to our consolidated financial statements included elsewhere in this report.

Compensation Committee Interlocks and Insider Participation

Messrs. Finley (chair), Crump and McCollum served on our compensation committee during 2008. There were no compensation committee interlocks or insider participation during 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008, with respect to the compensation plans under which our common units are authorized for issuance, aggregated as follows:

(c)
Number of Securities
Remaining Available for
	(a)	(b)	Future Issuance Under
	Number of Securities to be	Weighted-Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(#)	($)	(#)

Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders(1)	637,957	23.77	397,421

Total	637,957	23.77	397,421

(1)	Includes phantom unit grants to Messrs. Crump, McCollum and Finley in the amounts of 6,305, 6,305 and 5,912, respectively, and aggregate phantom unit grants to senior officers and other employees in the amount of 38,720. Excluding phantom unit grants, the responses are as follows: (a) 580,715, (b) $24.60 and (c) 454,663. For more information about our Long-Term Incentive Plan, which did not require approval by our unitholders, refer to Item 11 (“Executive Compensation — Compensation Discussion and Analysis — Compensation Policy Components — Long-Term Incentives — Exterran Partners Long-Term Incentives”) of this report.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 20, 2009, with respect to persons known to us to be the beneficial owners of more than five percent of our outstanding limited partner units. Beneficial ownership is determined in accordance with the rules of the SEC.

	Aggregate		Aggregate
	Number of		Number of
	Common		Subordinated		Percent of
	Units	Percent of	Units	Percent of	Total Units
Name and Address of	Beneficially	Common	Beneficially	Subordinated	Beneficially
Beneficial Owner	Owned	Units(1)	Owned	Units(2)	Owned(3)

Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(4) 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	1,750,484	13.7%	—	—	9.2%
Wells Fargo & Company(5) 420 Montgomery, Street San Francisco, CA 94163	729,062	5.7%	—	—	3.8%
Exterran Holdings, Inc. 16666 Northchase Drive Houston, TX 77060	4,428,067	34.7%	6,325,000	100%	56.3%

(1)	Reflects the common units beneficially owned as a percentage of 12,773,069 common units outstanding.

(2)	Reflects the subordinated units beneficially owned as a percentage of 6,325,000 subordinated units outstanding.

(3)	As a percentage of the total limited partner interest. When taking into consideration the 2% general partner interest, the percentages reflected in this column are 9.0%, 3.7% and 57.3% (including the general partner interest), respectively.

(4)	Based solely on a review of the Schedule 13G/A jointly filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne on February 13, 2009.

(5)	Based solely on a review of the Schedule 13G filed by Wells Fargo & Company on January 29, 2009.

Security Ownership of Management

The following table sets forth information as of February 20, 2009, with respect to our common units beneficially owned by Exterran GP LLC’s directors, Named Executive Officers and all of our current directors and executive officers as a group. Each beneficial owner has sole voting and investment power with respect to all the units attributed to him. The address for each executive officer and director listed below is c/o Exterran GP LLC, 16666 Northchase Drive, Houston, Texas 77060.

	Units
	Owned	Unit	Phantom	Total	Percent of
Name of Beneficial Owner	Directly	Options(1)	Units(2)	Ownership	Class

Stephen A. Snider	100,000	85,714	3,104	188,818	1.5%
Ernie L. Danner	112,968	64,286	1,864	177,254	1.4%
Daniel K. Schlanger	12,500	117,857	1,240	131,597	1.0%
J. Michael Anderson	10,000	64,286	1,864	76,150	*
Donald C. Wayne	2,500	10,714	1,034	14,248	*
D. Bradley Childers	—	42,857	1,760	44,617	*
James G. Crump	2,000	—	—	2,000	*
Mark A. McCollum	2,000	—	—	2,000	*
George S. Finley	1,607	—	—	1,607	*
All directors and executive officers as a group (10 persons)				670,698	5.1%

*	Less than 1%.

(1)	Units that can be acquired immediately or within 60 days of February 20, 2009 through the exercise of unit options. With the exception of 107,143 unit options held by Mr. Schlanger, which have an exercise price of $21.00, all other unit options have an exercise price of $25.94. The market closing price of our common units on February 20, 2009 was $13.05.

(2)	Phantom units that vest within 60 days of February 20, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Distributions and Payments to Our General Partner and its Affiliates

As of December 31, 2008, Exterran and its subsidiaries own 6,325,000 subordinated units and 4,428,067 common units, which together constitute a 56% limited partner interest in our aggregate outstanding common and subordinated units, and 389,642 general partner units, which constitute the entire 2% general partner interest, resulting collectively in a 57% effective ownership interest in us. Exterran Holdings is, therefore, a “related person” relative to us under SEC regulations, and we believe that Exterran Holdings has and will have a direct and indirect material interest in its various transactions with us.

The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of Exterran Partners, L.P. These distributions and payments were determined by and among affiliated entities and, consequently, were not the result of arm’s-length negotiations.

Operational Stage

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98% to our unitholders on a pro rata basis, including our general partner and its affiliates, as the holders of 6,325,000 subordinated units and 4,428,067 common units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, then our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

For the year ended December 31, 2008, our general partner and its affiliates received aggregate distributions of approximately $1.1 million on their general partner units, including distributions on our general partner’s incentive distribution rights, $5.6 million on their common units and $11.0 million on their subordinated units. On February 13, 2009, our general partner and its affiliates received a quarterly distribution with respect to the period from October 1, 2008 to December 31, 2008, of approximately $0.4 million on their general partner units, including distributions on our general partner’s incentive distribution rights, $2.0 million on their common units and $2.9 million on their subordinated units.

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

Pursuant to the terms of our Omnibus Agreement (as described below), we reimburse Exterran Holdings for (1) allocated expenses of operational personnel who perform services for our benefit, (2) direct costs incurred with operating and maintaining our assets and (3) allocated SG&A expenses. Our general partner does not receive any management fee or other compensation for its management of us. Our general partner and its affiliates are reimbursed for all expenses incurred on our behalf, including the compensation of employees of Exterran Holdings that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of our business and that are allocable to us. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Except as provided in the Omnibus Agreement, there is no cap on the amount that may be paid or reimbursed to our general partner or its affiliates for compensation or expenses incurred on our behalf.

July 2008 Contract Operations Acquisition

In connection with the July 2008 Contract Operations Acquisition, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of approximately 620 compressor units used to provide compression services under those agreements having a net book value of $133.9 million, net of accumulated depreciation of $16.5 million, and comprising approximately 254,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us. In exchange, we assumed $175.3 million of debt from Exterran Holdings and issued to Exterran Holdings approximately 2.4 million common units and approximately 49,000 general partner units. Concurrent with the closing of the July 2008 Contract Operations Acquisition, we borrowed $117.5 million under our term loan and $58.3 million under our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred in the acquisition.

Omnibus Agreement

We are party to an Omnibus Agreement with Exterran Holdings, our general partner, and others, the terms of which are described below. The Omnibus Agreement (other than the indemnification obligations described below under “— Indemnification for Environmental and Related Liabilities”) will terminate upon a change of control of our general partner or the removal or withdrawal of our general partner, and certain provisions will terminate upon a change of control of Exterran Holdings.

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

As a result of the merger between Hanover and Universal, at the time of execution of the Omnibus Agreement with Exterran Holdings, some of our customers were also contract operations services customers of Exterran Holdings, which we refer to as overlapping customers. We and Exterran Holdings have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of execution of the Omnibus Agreement, each being referred to as a “Partnership site” or “Exterran site.” After the date of the agreement, if an overlapping customer requests contract operations services at a Partnership site or an Exterran site, whether in addition to or in the replacement of the equipment existing at such site on the date of the agreement, we will be entitled to provide contract operations services if such overlapping customer is a previously specified customer of ours (a “partnership overlapping customer”), and Exterran Holdings will be entitled to provide such contract operations services if such overlapping customer is a previously specified customer of Exterran Holdings (an “Exterran overlapping customer”). Additionally, any additional contract operations services provided to a partnership overlapping customer will be provided by us and any additional services provided to an Exterran overlapping customer will be provided by Exterran Holdings.

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

The non-competition arrangements described above do not apply to:

•	our provision of contract compression services to a particular Exterran Holdings customer or customers, with the approval of Exterran Holdings;

•	Exterran Holdings’ provision of contract compression services to a particular customer or customers of ours, with the approval of the conflicts committee of the board of directors of the general partner;

•	our purchase and ownership of not more than five percent of any class of securities of any entity which provides contract compression services to the contract compression services customers of Exterran Holdings;

•	Exterran Holdings’ purchase and ownership of not more than five percent of any class of securities of any entity which provides contract compression services to our contract compression services customers;

•	Exterran Holdings’ ownership of us;

•	our acquisition, ownership and operation of any business that provides contract compression services to Exterran Holdings’ contract compression services customers if Exterran Holdings has been offered the opportunity to purchase the business for its fair market value from us and Exterran Holdings declines to do so. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, we will agree not to provide contract compression services to Exterran Holdings’ customers that are also customers of the acquired business at the sites at which Exterran Holdings is providing contract operations services to them at the time of the acquisition;

•	Exterran Holdings’ acquisition, ownership and operation of any business that provides contract compression services to our contract operations services customers if we have been offered the opportunity to purchase the business for its fair market value from Exterran Holdings and we decline to do so with the concurrence of the conflicts committee of the board of directors of the general partner. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, Exterran Holdings will agree not to provide contract operations services to our customers that are also customers of the acquired business at the sites at which we are providing contract operations services to them at the time of the acquisition; or

•	a situation in which one of our customers (or its applicable business) and a customer of Exterran Holdings (or its applicable business) merge or are otherwise combined, in which case, each of we and Exterran Holdings may continue to provide contract operations services to the applicable combined entity or business without being in violation of the non-competition provisions, but Exterran Holdings and the conflicts committee of the board of directors of the general partner must negotiate in good faith to implement procedures or such other arrangements, as necessary, to protect the value to each of Exterran Holdings and us of the business of providing contract operations services to each such customer or its applicable business, as applicable.

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

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, Exterran Holdings has agreed to indemnify us until October 20, 2009 against certain potential environmental claims, losses and expenses associated with the operation of our assets and occurring before the closing date of the initial public offering. Exterran Holdings’ maximum liability for this indemnification obligation will not exceed $5 million and Exterran Holdings will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of the initial public offering. We have agreed to indemnify Exterran Holdings against environmental liabilities related to our assets to the extent Exterran Holdings is not required to indemnify us.

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the year ended December 31, 2008, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of the board of directors of the general partner. During the year ended December 31, 2008, we purchased $9.8 million of new compression equipment from Exterran Holdings.

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

For the year ended December 31, 2008, we had revenues of $1.4 million from Exterran Holdings related to the lease of our compression equipment. For the year ended December 31, 2008, we had cost of sales of $8.1 million with Exterran Holdings related to the lease of compression equipment.

Reimbursement of Operating and SG&A Expense

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

Costs incurred by Exterran Holdings directly attributable to us are charged to us in full. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among us and Exterran Holdings’ other operations. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense for the year ended December 31, 2008 is $16.3 million of indirect costs incurred by Exterran Holdings.

Exterran Holdings has agreed that, for a period that will terminate on December 31, 2009, our obligation to reimburse Exterran Holdings for (1) any cost of sales that it incurs in the operation of our business will be capped at an amount equal to $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly); and (2) any SG&A costs allocated to us will be capped at $6.0 million per quarter (after taking into account any such costs that we incur and pay directly). These caps may be subject to increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the year ended December 31, 2008, our cost of sales exceeded the cap by $12.5 million, and our SG&A expenses exceeded the cap by $0.1 million. The excess amount over the cap is being accounted for as a capital contribution.

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

Any indemnification under these provisions will only be made out of our assets. Unless it otherwise agrees, our general partner will not be personally liable for, or have any obligation to contribute or lend funds or assets to us to enable us to effectuate, indemnification. We may purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our partnership agreement.

Review, Approval or Ratification of Transactions with Related Persons

The related person transactions in which we engaged in 2008 were typically of a recurring, ordinary course nature and were previously made known to the board of directors of the general partner and generally were of the sort contemplated by the Omnibus Agreement. While we do not have formal, specified policies or procedures for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404, as related person transactions may result in potential conflicts of interest among management and board-level decision makers, our partnership agreement does set forth procedures that the board of directors of the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

In connection with our initial public offering, the board of directors of the general partner established a conflicts committee to carry out certain duties set forth in our partnership agreement and the Omnibus Agreement, and to carry out any other duties delegated by the general partner’s board of directors that involve or relate to conflicts of interests between us and Exterran Holdings, including its operating subsidiaries.

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

Director Independence

Please see Part III, Item 10 (“Directors, Executive Officers and Corporate Governance — Board of Directors”) of this report for a discussion of director independence matters.

ITEM 14.	Principal Accountant Fees and Services

During the years ended December 31, 2008 and 2007, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, were billed to Exterran Holdings and then charged to us. The services rendered during both the years ended December 31, 2008 and 2007 were for the audit of our annual financial statements and work related to registration statements and were approximately $0.2 million. All of the fees during each of the periods were “Audit Fees,” and none of those fees constituted “Audit-Related Fees,” “Tax Fees” or “All other fees,” in each case, as such terms are defined by the SEC.

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

The services performed by the independent registered public accounting firm during 2008 and 2007 were approved in advance by the audit committee of Exterran GP LLC. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to Exterran GP LLC’s audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair, or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements — The financial statements of Exterran Partners, L.P. and Exterran Partners Predecessor listed in the accompanying Index to Consolidated Financial Statements on page F-1 are filed as part of this annual report and such Index to Consolidated Financial Statements is incorporated herein by reference.

(b) Exhibits

Exhibit
No.	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2008
3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007
3.3	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008
3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.1	Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.2	First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007
10.3	First Amended and Restated Omnibus Agreement, dated August 20, 2007, by and among Exterran Holdings, Exterran, Inc. (formerly known as Universal Compression, Inc.), UCO GP, LLC, UCO General Partner, LP, EXLP Operating LLC (formerly known as UCLP Operating LLC) and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007

Exhibit
No.		Description

10.4		Amendment No. 1, dated as of July 30, 2008, to First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10.5		Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007
10.6		Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P. (now Exterran Partners, L.P.), as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.7		Guaranty Agreement dated as of October 20, 2006 made by Universal Compression Partners, L.P. (now Exterran Partners, L.P.) as Guarantor, UCLP OLP GP LLC, as Guarantor and UCLP Leasing, L.P., as Guarantor and each of the other Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2007
10.8		Collateral Agreement dated as of October 20, 2006 made by UC Operating Partnership, L.P., UCLP OLP GP LLC, Universal Compression Partners, L.P. (now Exterran Partners, L.P.) and UCLP Leasing, L.P. in favor of Wachovia Bank, National Association, as US Administrative Agent, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2007
10.9		First Amendment to Loan Documents, dated May 8, 2008, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, EXLP Leasing LLC, as Guarantor, Wachovia Bank, National Association, as Administrative Agent and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008
10.10		Registration Rights Agreement dated July 9, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Kayne Anderson Energy Total Return Fund, Inc. and each party listed as signatory thereto, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2007
10.11		Common Unit Purchase Agreement dated June 19, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2007
10	.12†	Universal Compression Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.13†	First Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008
10	.14†	Second Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2008
10	.15†*	Third Amendment to Exterran Partners, L.P. Long-Term Incentive Plan
10	.16†	Form of Grant of Phantom Units, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.17†	Form of Grant of Options, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006

Exhibit
No.		Description

10	.18†*	Form of Amendment to Grant of Options
10	.19†	Form of Amendment No. 2 to Grant of Options, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 30, 2008
10	.20†*	Form of Amendment No. 3 to Grant of Options
10	.21†*	First Amendment to Grant of Phantom Units for Stephen A. Snider
10	.22†*	Third Amendment to Grant of Options for Stephen A. Snider
21	.1*	List of Subsidiaries of Exterran Partners, L.P.
23	.1*	Consent of Deloitte & Touche LLP
24	.1*	Power of Attorney (included on signature page)
31	.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31	.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Exterran Partners, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2008 and the period from June 22, 2006 through December 31, 2006. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2008 and the period from June 22, 2006 to December 31, 2006 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 and the period from June 22, 2006 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2009

EXTERRAN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except for unit amounts)

ASSETS
Current assets:
Cash and cash equivalents	$3,244	$2,835
Accounts receivable, trade, net of allowance of $230 and $86, respectively	25,958	13,434
Due from affiliates, net	6,445	—

Total current assets	35,647	16,269
Compression equipment	566,286	393,906
Accumulated depreciation	(131,973)	(92,938)

Net compression equipment	434,313	300,968
Goodwill	124,019	67,152
Intangibles and other assets, net	5,965	1,699

Total assets	$599,944	$386,088

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$297	$481
Due to affiliates, net	—	8,377
Accrued liabilities	5,703	1,991
Accrued interest	1,880	3,142
Current portion of interest rate swaps	5,483	2,170

Total current liabilities	13,363	16,161
Long-term debt	398,750	217,000
Interest rate swaps	12,204	7,768
Other long-term liabilities	159	—

Total liabilities	424,476	240,929
Commitments and contingencies (Note 12)
Partners’ capital:
Limited partner units:
Common units, 12,767,462 and 10,353,790 issued and outstanding, respectively	221,090	197,903
Subordinated units, 6,325,000 issued and outstanding	(35,518)	(49,411)
General partner units, 2% interest with 389,642 and 340,383 equivalent units issued and outstanding, respectively	6,805	5,827
Accumulated other comprehensive loss	(16,909)	(9,160)

Total partners’ capital	175,468	145,159

Total liabilities and partners’ capital	$599,944	$386,088

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			June 22, 2006
			through
	Years Ended December 31,		December 31,
	2008	2007	2006
	(In thousands, except per
	unit amounts)

Revenue	$163,712	$107,675	$13,465
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	73,563	46,066	5,271
Depreciation and amortization	27,053	16,570	2,108
Selling, general and administrative	16,085	13,730	1,566
Interest expense	18,039	11,658	1,815
Other (income) expense, net	(1,430)	(22)	—

Total costs and expenses	133,310	88,002	10,760

Income before income taxes	30,402	19,673	2,705
Income tax expense	555	272	—

Net income	$29,847	$19,401	$2,705

General partner interest in net income	$1,206	$447	$54

Common units interest in net income	$18,403	$10,745	$1,326

Subordinated units interest in net income	$10,238	$8,209	$1,325

Weighted average common units outstanding:
Basic	11,369	8,279	2,405

Diluted	11,427	8,377	2,406

Weighted average subordinated units outstanding:
Basic	6,325	6,325	2,405

Diluted	6,325	6,325	2,405

Earnings per common unit:
Basic	$1.62	$1.30	$0.55

Diluted	$1.61	$1.29	$0.55

Earnings per subordinated unit:
Basic	$1.62	$1.30	$0.55

Diluted	$1.61	$1.29	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

			Period from
			June 22, 2006
	Years Ended		through
	December 31,		December 31,
	2008	2007	2006
	(In thousands)

Net income	$29,847	$19,401	$2,705
Other comprehensive loss:
Interest rate swaps loss	(7,749)	(8,447)	(713)

Comprehensive income	$22,098	$10,954	$1,992

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

							Accumulated
	Partners’ Capital						Other
	Common Units		Subordinated Units		General Partner Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
	(In thousands, except unit amounts)

Balance, June 22, 2006	$—	—	$—	—	$—	—	$—	$—
Proceeds from initial public offering, net of underwriters discounts and offering expenses	120,693	6,325,000						120,693
Issuance of units to Universal Compression Holdings, Inc. for a portion of its U.S. contract operations business	16,199	825,000	(59,298)	6,325,000	5,421	258,163		(37,678)
Redemption of common units from Universal Compression Holdings, Inc.	(16,199)	(825,000)						(16,199)
Contribution of capital			505		21			526
Unit based compensation expense	123							123
Interest rate swap loss							(713)	(713)
Net income	1,326		1,325		54			2,705

Balance, December 31, 2006	$122,142	6,325,000	$(57,468)	6,325,000	$5,496	258,163	$(713)	$69,457
Proceeds from private placement, net of private placement expenses	68,982	2,014,395						68,982
Issuance of units to Universal Compression Holdings, Inc. for a portion of its U.S. contract operations business	2,626	2,014,395			46	82,220		2,672
Contribution of capital	1,727		11,151		350			13,228
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(261)		(2,093)		(96)			(2,450)
Cash distributions	(11,737)		(8,715)		(416)			(20,868)
Unit based compensation expense	3,184							3,184
Interest rate swaps loss							(8,447)	(8,447)
Net income	11,240		7,714		447			19,401

Balance, December 31, 2007	$197,903	10,353,790	$(49,411)	6,325,000	$5,827	340,383	$(9,160)	$145,159
Issuance of units to Exterran Holdings, Inc. for a portion of its U.S. contract operations business	19,207	2,413,672	115		397	49,259		19,719
Contribution of capital	8,276		15,200		485			23,961
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(278)		(671)		(38)			(987)
Cash distributions	(20,131)		(10,989)		(1,072)			(32,192)
Unit based compensation expense (income)	(2,290)							(2,290)
Interest rate swap loss							(7,749)	(7,749)
Net income	18,403		10,238		1,206			29,847

Balance, December 31, 2008	$221,090	12,767,462	$(35,518)	6,325,000	$6,805	389,642	$(16,909)	$175,468

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			June 22, 2006
	Years Ended		through
	December 31,		December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$29,847	$19,401	$2,705
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,053	16,570	2,108
Amortization of debt issuance cost	285	238	44
Amortization of fair value of acquired interest rate swaps	187	162	—
Unit based compensation expense (income)	(2,090)	3,184	123
Gain on sale of compression equipment	(1,435)	—	—
Changes in assets and liabilities:
Accounts receivable, trade	(12,524)	(7,758)	(10,408)
Other assets	25	(25)	—
Accounts payable, trade	(419)	(1,553)	7,372
Other liabilities	2,339	4,301	844

Net cash provided by operating activities	43,268	34,520	2,788

Cash flows from investing activities:
Capital expenditures	(23,434)	(32,362)	(332)
Proceeds from the sale of compression equipment	8,559	—	—
Increase in amounts due from affiliates, net	(6,445)	—	—

Net cash used in investing activities	(21,320)	(32,362)	(332)

Cash flows from financing activities:
Borrowings under revolving credit facility	74,250	105,800	125,000
Repayments under revolving credit facility	(185,325)	(173,400)	(228,400)
Borrowings under term loan facility	117,500	—	—
Distributions to unitholders	(32,192)	(20,868)	—
Net proceeds from issuance of common units	—	68,982	120,693
Repurchase of common units from affiliate	—	—	(16,199)
Capital contribution from limited and general partner	12,600	8,901	—
(Increase) decrease in amounts due to affiliates, net	(8,063)	9,016	—
Debt issuance costs	(309)	(184)	(1,120)

Net cash used in financing activities	(21,539)	(1,753)	(26)

Net increase in cash and cash equivalents	409	405	2,430
Cash and cash equivalents at beginning of period	2,835	2,430	—

Cash and cash equivalents at end of period	$3,244	$2,835	$2,430

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,301	$8,951	$1,218

Cash paid for taxes	$275	$—	$—

Supplemental disclosure of cash flow information:
Contract operations equipment acquired, net	$133,907	$135,183	$154,974

Non-cash capital contribution from limited and general partner	$11,361	$4,327	$—

Goodwill allocated in acquisitions	$56,867	$30,603	$36,549

Intangible assets allocated in acquisition	$4,592	$—	$—

Debt assumed in acquisitions	$175,325	$159,600	$228,400

Common and subordinated units issued to limited partner	$19,522	$2,626	$43,099

General partner units issued to general partner	$398	$46	$5,421

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

We are a publicly held Delaware limited partnership formed on June 22, 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements from our predecessor, Exterran Partners Predecessor (the “Predecessor”), formerly referred to as Universal Compression Partners Predecessor. The Predecessor’s operations were owned by Universal Compression Holdings, Inc. and its subsidiaries (“Universal”).

On August 20, 2007, we changed our name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal. In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, Inc. (“individually, and together with its wholly-owned subsidiaries “Exterran Holdings”), a new company formed in anticipation of the merger, and Universal was merged with and into Exterran Holdings.

Exterran General Partner, L.P. is our general partner and an indirect wholly-owned subsidiary of Exterran Holdings. As Exterran General Partner, L.P. is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC make decisions on our behalf.

Because we were formed on June 22, 2006, the 2006 Consolidated Statement of Operations, Consolidated Statement of Partners’ Capital, Consolidated Statement of Comprehensive Income and the Consolidated Statement of Cash Flows are presented for the period from June 22, 2006 through December 31, 2006. However, we did not conduct any operations until the completion of our initial public offering on October 20, 2006. Therefore, our results of operations for the period from June 22, 2006 through December 31, 2006 only reflect operations beginning on October 20, 2006. Financial statements and notes for Exterran Partners Predecessor can be found beginning on page F-29.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenue from contract operations is recorded when earned, which generally occurs monthly at the time the monthly service is provided to customers in accordance with the contracts.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. We believe that the credit risk in cash investments that we have with financial institutions is minimal. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of products and the services we provide them and the terms of our contract operations service contracts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During 2008 and 2007, our bad debt expense was $0.2 million and $0.1 million, respectively. During 2008, Devon Energy Corporation accounted for 13% of our total revenue.

Property and Equipment

Property and equipment is carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives as of December 31, 2008 were 15 to 30 years.

Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated useful life of up to 7.5 years.

Depreciation expense for 2008 and 2007 was $26.8 million and $16.6 million, respectively.

Property and equipment is reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based upon undiscounted cash flows. Any impairment losses are measured based upon the excess of the carrying value over the fair value.

Goodwill and Intangible Assets

Goodwill recorded by us in connection with the July 2007 Contract Operation Acquisition, as defined in Note 3, of $30.7 million was an allocation of Universal’s goodwill related to its U.S. Contract Operations segment. The amount allocated was based on the fair value of the net assets of Universal’s U.S. Contract Operations segment that were transferred to us to the total fair value of the net assets of Universal’s U.S. Contract Operations segment.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the July 2008 Contract Operations Acquisition, as defined in Note 3, we were allocated historical cost goodwill and finite life intangible assets of Exterran Holdings’ North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. The amount of goodwill allocated to us in the July 2008 Contract Operations Acquisition was $56.8 million. The amount of finite life intangible assets included in the July 2008 Contract Operations Acquisition is comprised of $3.5 million associated with customer relationships and $1.1 million associated with customer contracts. These intangible assets are being amortized through 2024 and 2016, respectively, based on the present value of expected income to be realized from these assets. At December 31, 2008, accumulated amortization of customer relationships and customer contracts was approximately $40,000 and $0.2 million, respectively.

We perform an impairment test for goodwill annually, or more often if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of our reporting unit’s fair value with its carrying value. The fair value is determined using discounted cash flows and a market-related valuation model. Certain estimates and judgments are required in the application of the fair value models. In the fourth quarter of 2008, we performed our annual impairment analysis in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and determined that no impairment had occurred. If for any reason the fair value of our goodwill or that of our reporting unit declines below the carrying value in the future, we may incur charges for the impairment.

Due To/From Affiliates, Net

We have receivables and payables with Exterran Holdings. A valid right of offset exists related to the receivables and payables with these affiliates and as a result, we present such amounts on a net basis on the balance sheet. A corresponding reclassification to the December 31, 2007 balance sheet has been made to provide for a consistent presentation of such balances.

The transactions reflected in due to/from affiliates, net primarily consist of centralized cash management activities between us and Exterran Holdings. Because these balances are treated as short-term borrowings between us and Exterran Holdings, serve as a financing and cash management tool to meet our short-term operating needs, are large, turn over quickly and are payable on demand, we present borrowings and repayments with our affiliates on a net basis within the consolidated statements of cash flows. Net receivables from our affiliate are considered advances and changes are presented as investing activities in the consolidated statements of cash flows. Net payables due to our affiliate are considered borrowings and changes are presented as financing activities in the consolidated statements of cash flows.

Unit-Based Compensation

Effective June 22, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

Income Taxes

As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us generally flow through to our unitholders. However, some states impose an entity-level income tax on partnerships, including us. For 2008 and 2007, we recorded income tax expense of approximately $0.6 million and $0.3 million, respectively, related to state income taxes.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for entities to report information about the operating segments and geographic areas in which they operate. We only operate in one segment and all of our operations are located in the U.S.

Fair Value of Financial Instruments

Our financial instruments consist of trade receivables and payables, interest rate swaps and long-term debt. At December 31, 2007, the estimated values of such financial instruments approximated their carrying values as reflected in our consolidated balance sheets. At December 31, 2008, the estimated fair values of such financial instruments, except for debt, approximated their carrying values as reflected in our consolidated balance sheets. As a result of the current credit environment, we believe that the fair value of our debt does not approximate its carrying value as of December 31, 2008 due to the applicable margin on our debt being below market rate as of this date. The fair value of our debt has been estimated based on debt transactions that occurred near December 31, 2008. A summary of the fair value and carrying value of our debt as of December 31, 2008 and 2007 is shown in the table below:

	As of December 31,		As of December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)

Long-term debt	$398,750	$366,476	$217,000	$217,000

Hedging and Uses of Derivative Instruments

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. Fair value for our derivatives was estimated using a combination of the market and income approach. Changes in the fair value of the swaps designated as cash flow hedges are deferred in accumulated other comprehensive loss, net of tax, to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

Earnings Per Common and Subordinated Unit

The computations of earnings per common unit and earnings per subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. When computing earnings per common unit and earnings per subordinated unit, if there are any incentive distribution rights in the period the calculations relate to, the amount of the incentive distribution rights is deducted from net income and allocated to the general partner. The remaining amount of net income, after deducting the incentive distribution rights, is allocated between the general partner, common units and the subordinated units based on the percentage of total units owned by each group. Basic earnings per common and subordinated unit are determined by dividing net income applicable to the common units and subordinated units, respectively, after deducting the amount allocated to the general partner interest (including any incentive

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution), by the weighted average number of outstanding common and subordinated units, respectively, during the period.

Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of basic earnings per unit. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement, regardless of whether our general partner has discretion over the amount of distributions to be made in any particular period. This allocation of net income does not impact our total net income or financial results; however, in periods in which aggregate net income exceeds distributions for the year, our general partner could be allocated additional incentive distributions, for purposes of our earnings per unit calculation. This could have the impact of reducing net income per common and subordinated unit. However, we make distributions on the basis of available cash, as defined in our partnership agreement, and determine the actual incentive distributions allocable to our general partner based on actual distributions.

The only potentially dilutive securities issued by us are unit options and phantom units, neither of which requires an adjustment to the amount of net income used for dilutive earnings per unit purposes. The dilutive effects of unit options and phantom units to our earnings per common unit for 2008 and 2007 were 44,583 and 98,362 units, respectively. For 2008, 591,429 unit options and 3,825 phantom units were excluded from the calculation of diluted earnings per common and subordinated unit because they were anti-dilutive. For 2007, zero unit options and phantom units were excluded from the calculation of diluted earnings per common and subordinated unit because they were anti-dilutive.

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

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. SFAS No. 141(R) amends SFAS No. 109, “Accounting For Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). We do not expect the adoption of SFAS No. 141(R) will have a material impact on our consolidated financial statements, although we are not able to predict its impact on future potential acquisitions.

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

In March 2008, the FASB’s Emerging Issues Task Force reached a consensus on Issue 07-04, “Application of the Two-Class Method Under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-04”). EITF 07-04 provides guidance on the accounting treatment of cash distributions in excess of earnings and earnings in excess of cash distributions. EITF 07-04 concluded that when earnings are in excess of cash distributions, current-period earnings should be reduced by the amount of distributions to the general partner, limited partners and the incentive distribution rights holder determined in accordance with the contractual terms of the partnership agreement. The remaining undistributed earnings should be allocated to the general partner, limited partners and the incentive distribution rights holder using the distribution waterfall for available cash. When cash distributions are in excess of earnings, the excess should be allocated to the general partner and limited partners on the basis of their respective sharing of losses. The excess will also be allocated to the incentive distribution rights holder if the incentive distribution rights holder has a contractual obligation to share in losses on a basis that is objectively determinable. EITF 07-04 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and should be applied retrospectively for all financial statements presented. We are currently evaluating the impact that the adoption of EITF 07-04 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We do not expect the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 142. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), in accordance with GAAP. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial statements.

3.	July 2007 and July 2008 Contract Operations Acquisitions

In July 2007, we acquired from Universal contract operations customer service agreements with eight customers and a fleet of approximately 720 compressor units used to provide compression services under those agreements having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising approximately 280,000 horsepower, or 13% (by then available horsepower) of the combined U.S. contract operations business relating to natural gas compression of Universal and us (the “July 2007 Contract Operations Acquisition”). The acquisition also included the allocation of $30.7 million of goodwill associated with the acquired business. Goodwill recorded by us in connection with the July 2007 Contract Operations Acquisition of $30.7 million was an allocation of Universal’s goodwill related to its U.S. contract operations segment. The amount allocated was based on the fair value of the net assets of Universal’s U.S. contract operations segment that were transferred to us compared to the total fair value of the net assets of Universal’s’ U.S. contract operations segment.

In connection with the July 2007 Contract Operations Acquisition, we assumed $159.6 million in debt from Universal and issued to Universal’s wholly-owned subsidiaries approximately 2.0 million common units and approximately 82,000 general partner units. Additionally, we issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. We used the proceeds from the private placement to repay a portion of the debt assumed from Universal.

Additionally, in connection with the July 2007 Contract Operations Acquisition, we expanded our revolving credit facility from $225 million to $315 million and borrowed an additional $90 million under that facility, which we used, along with available cash, to repay the remainder of the debt assumed from Universal in conjunction with this acquisition.

In July 2008, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of approximately 620 compressor units used to provide compression services under those agreements having a net book value of $133.9 million, net of accumulated depreciation of $16.5 million, and comprising approximately 254,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “July 2008 Contract Operations Acquisition”). In connection with this acquisition, we assumed $175.3 million of debt from Exterran Holdings and issued to Exterran Holdings’ wholly-owned subsidiaries approximately 2.4 million common units and approximately 49,000 general partner units. Concurrent with the closing of the July 2008 Contract Operations Acquisition, we borrowed $117.5 million under our term loan (see Note 6) and $58.3 million under our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred in the acquisition.

In connection with this acquisition, we were allocated $56.9 million historical cost goodwill and $4.6 million finite life intangible assets of Exterran Holdings’ North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. The amount of finite life intangible assets included in the July 2008 Contract Operations Acquisition is comprised of $3.5 million associated with

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer relationships and $1.1 million associated with customer contracts. These intangible assets are being amortized through 2024 and 2016, respectively, based on the present value of expected income to be realized from these assets.

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the July 2007 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that can not be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and operating expenses associated with each acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Unaudited Pro Forma Financial Information

Pro forma financial information for 2008 and 2007 has been included to give effect to the significant expansion of our compressor fleet and service contracts as the result of the July 2007 and July 2008 Contract Operations Acquisitions. The transactions are presented in the pro forma financial information as though the transactions had occurred as of January 1, 2007.

The unaudited pro forma financial information for 2008 and 2007 reflects the following transactions:

•	the contribution of customer contracts and equipment used to provide compression services under those contracts transferred in the July 2007 Contract Operations Acquisition from Universal to us and the contribution of customer contracts and equipment used to provide compression services under those contracts transferred in the July 2008 Contract Operations Acquisition from Exterran Holdings to us;

•	our assumption of $159.6 million and $175.3 million of Universal’s debt and Exterran Holdings’ debt, respectively;

•	the issuance of our common units in a private placement, payment of private placement fees and use of the proceeds received from the private placement to repay a portion of the debt assumed from Universal;

•	the issuance of our common units and general partner units to Universal’s wholly-owned subsidiaries and Exterran Holdings’ wholly-owned subsidiaries; and

•	our borrowing of $117.5 million under our term loan and $148.3 million under our revolving credit facility and use of those proceeds to repay the debt assumed from Universal and Exterran Holdings.

Unaudited pro forma financial information for the period from June 22, 2006 through December 31, 2006 assumes that the contribution of the assets and the assumption of the long-term debt in the July 2007 Contract Compression Acquisition, our initial public offering and the other related transactions, as described below, occurred as of January 1, 2006.

The unaudited pro forma financial information for the period from June 22, 2006 through December 31, 2006 reflects the following transactions:

•	the contribution of the assets in the July 2007 Contract Compression Acquisition from Universal to us;

•	our assumption of $159.6 million of Universal’s revolving debt;

•	the issuance of our common units in a private placement, payment of estimated private placement fees and use of the proceeds received from the private placement to repay the remainder of the debt assumed from Universal;

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	additional borrowings of $90 million under our amended revolving credit facility and use of those proceeds to retire a portion of the debt assumed from Universal and not repaid with the proceeds from the private placement; and

•	our initial public offering and the formation transactions related to us.

The unaudited pro forma financial information below is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The unaudited pro forma consolidated financial information was derived by adjusting our historical financial statements.

			June 22, 2006
			through
	Years Ended December 31,		December 31,
	2008	2007	2006
	(In thousands, except per
	unit amounts)

Total revenues	$193,586	$181,424	$113,766

Net income	$34,797	$31,369	$28,631

Basic income per common and subordinated unit	$1.76	$1.56	$1.62

Diluted income per common and subordinated unit	$1.76	$1.55	$1.62

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units were assumed to have been outstanding since the beginning of the periods presented. Pursuant to the partnership agreement, to the extent that the quarterly distributions exceed certain targets, the general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to the general partner than to the holders of common and subordinated units. The pro forma net earnings per unit calculations reflect pro forma incentive distributions to the general partner, including an increase in net income allocable to the limited partners of approximately $0.2 million for the 2008, and a reduction of net income allocable to the limited partners of approximately $1.0 million and $1.1 million for 2007 and the period from June 22, 2006 through December 31, 2006, respectively, which includes the amount of additional incentive distributions that would have occurred if the excess of net earnings over actual distributions for the period had been distributed.

4.	Merger Between Universal and Hanover

On August 20, 2007, Universal and Hanover completed their merger transaction. In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, and Universal then merged with and into Exterran Holdings. As a result of the merger, Exterran Holdings became the indirect owner of our general partner, which as of December 31, 2008, owned 389,642 general partner units, representing a 2% general partner interest, and all the incentive distribution rights in us. In addition, as of December 31, 2008, Exterran Holdings owned 4,428,067 common units and 6,325,000 subordinated units, representing a 57% total ownership interest in us.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Related Party Transactions

We are a party to an omnibus agreement with Exterran Holdings and others (as amended and restated, the “Omnibus Agreement”), the terms of which include, among other things:

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

Non-competition

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations services customers of Exterran Holdings. Compression services are defined to include the provision of natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service and operating, maintenance, service, repairs or overhauls of compression equipment owned by third parties. In addition, under the Omnibus Agreement, we agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also contract operations services customers of ours.

As a result of the merger between Hanover and Universal, at the time of execution of the Omnibus Agreement with Exterran Holdings, some of our customers were also contract operations services customers of Exterran Holdings, which we refer to as overlapping customers. We and Exterran Holdings have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the Omnibus Agreement, each being referred to as a “Partnership site” or an “Exterran site.” After the date of the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership site or an Exterran site, whether in addition to or in the replacement of the equipment existing at such site on the date of the Omnibus Agreement, we will be entitled to provide contract operations services if such overlapping customer is a partnership overlapping customer, and Exterran Holdings will be entitled to provide such contract operations services at other locations if such overlapping customer is an Exterran overlapping customer. Additionally, any additional contract operations services provided to a partnership overlapping customer will be provided by us and any additional services provided to an Exterran overlapping customer will be provided by Exterran Holdings.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exterran Holdings also agreed that new customers for contract compression services (neither our customers nor customers of Exterran Holdings for U.S. contract compression services) are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with us, then Exterran Holdings may provide compression services to the new customer. In the event that either we or Exterran Holdings enter into a contract to provide compression services to a new customer, either we or Exterran Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Exterran Holdings on the date of the Omnibus Agreement.

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

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, Exterran Holdings will indemnify us until October 20, 2009 against certain potential environmental claims, losses and expenses associated with the operation of our assets and occurring before the closing date of the initial public offering. Exterran Holdings’ maximum liability for this indemnification obligation will not exceed $5 million and Exterran Holdings will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of the initial public offering. We have agreed to indemnify Exterran Holdings against environmental liabilities related to our assets to the extent Exterran Holdings is not required to indemnify us.

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For 2008 and 2007, there were no requests for indemnification by either party.

Purchase of New Compression equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we will be permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of the board of directors of our general partner. During 2008 and 2007, we purchased $9.8 million and $27.0 million, respectively, of new compression equipment from Exterran Holdings. Under accounting principles generally accepted in the U.S., transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as an equity distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. As a result, the equipment purchased during 2008 and 2007 was recorded in our consolidated balance sheet as property, plant and equipment of $8.8 million and $24.5 million, respectively, which represents the carrying value of the Exterran Holdings affiliates that sold it

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to us, and as a distribution of equity of $1.0 million and $2.5 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During 2008 and 2007, Exterran Holdings contributed $11.1 million and $3.5 million, respectively, related to the completion of overhauls on compression equipment that were exchanged with us or contributed to us and were in progress on the date of exchange or contribution.

Transfer of Compression Equipment with Exterran Holdings

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to transfer compression equipment between Exterran Holdings and us so as to fulfill either of our compression services obligations, such equipment may be so transferred if it will not cause us to breach any existing contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs.

During 2008, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 119 compressor units, totaling approximately 57,100 horsepower with a net book value of approximately $29.2 million to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 279 compressor units totaling approximately 63,200 horsepower with a net book value of approximately $29.4 million. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid a nominal amount to Exterran Holdings in connection with the transfers. We recorded the compressor units received at the historical book basis of Exterran Holdings. The units we received from Exterran Holdings were being utilized to provide services to our customers on the date of the transfers and, prior to the transfers, had been leased by us from Exterran Holdings. The units we transferred to Exterran Holdings were being utilized to provide services to customers of Exterran Holdings on the date of the transfers, and prior to the transfers had been leased by Exterran Holdings from us.

Unless the Omnibus Agreement is terminated earlier as discussed above, the transfer of compression equipment provisions of the Omnibus Agreement described above will terminate on August 20, 2010.

Lease of Equipment Between Exterran Holdings and Us

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to lease compression equipment between Exterran Holdings and us so as to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be leased if it will not cause us to breach any existing compression services contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. At December 31, 2008, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $4.3 million and $1.2 million, respectively.

For each of 2008 and 2007, we had revenues of $1.4 million from Exterran Holdings related to the lease of our compression equipment. For 2008 and 2007, we had cost of sales of $8.1 million and $4.9 million, respectively, with Exterran Holdings related to the lease of compression equipment.

Reimbursement of Operating and General and Administrative Expense

Exterran Holdings provides all operational staff, corporate staff and support services reasonably necessary to run our business. The services to be provided by Exterran Holdings may include, without limitation, operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit,

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes, facilities management, investor relations, enterprise resource planning system, training, executive, sales, business development and engineering.

We are charged costs incurred by Exterran Holdings directly attributable to us. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings’ other operations and us. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense for 2008 and 2007 are $16.3 million and $10.4 million, respectively, of indirect costs incurred by Exterran Holdings.

Under the Omnibus Agreement, Exterran Holdings agreed that, for a period that will terminate on December 31, 2009, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any selling, general and administrative costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). For the period from the closing of the initial public offering through July 8, 2007, cost of sales were capped at $16.95 per operating horsepower per quarter. From July 9, 2007 through July 29, 2008, cost of sales were capped at $18.00 per operating horsepower per quarter. From July 30, 2008 through December 31, 2008, cost of sales were capped at $21.75 per operating horsepower per quarter. For the period from the closing of the initial public offering through July 8, 2007, SG&A costs were capped at $2.5 million per quarter. From July 9, 2007 through July 29, 2008, SG&A costs were capped at $4.75 million per quarter. From July 30, 2008 through December 31, 2008, SG&A costs were capped at $6.0 million per quarter. These caps may be subject to future increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For 2008 and 2007, our cost of sales exceeded the cap provided in the Omnibus Agreement by $12.5 million and $8.6 million, respectively. For 2008 and 2007, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $0.1 million and $0.3 million, respectively. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and statements of cash flows.

6.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2008	2007

Revolving credit facility due 2011	$281,250	$217,000
Term loan facility due 2011	117,500	—

Long-term debt	$398,750	$217,000

In October 2006, we, as guarantor, and EXLP Operating LLC, our wholly-owned subsidiary, entered into a five-year senior secured credit agreement. The revolving credit facility under the credit agreement initially consisted of a five-year $225 million revolving credit facility. We expanded our revolving credit facility to $315 million in connection with the July 2007 Contract Operations Acquisition as described in Note 3.

Our revolving credit facility bears interest at a base rate, or LIBOR, at our option, plus an applicable margin, as defined in the credit agreement. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 1.0% to 2.0% or (ii) in the case of base rate loans, from 0.0% to 1.0%. The base rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At December 31, 2008, all amounts outstanding were LIBOR loans and the applicable margin was 1.5%. The weighted average interest rate on the outstanding balance at December 31, 2008, excluding the effect of interest rate swaps, was 4.0%.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2008, we entered into an amendment to our senior secured credit agreement that increased the aggregate commitments under that agreement to provide for a $117.5 million term loan facility. Concurrent with the closing of the July 2008 Contract Operations Acquisition, the $117.5 million term loan was funded (see Note 3). The $117.5 million term loan is non-amortizing but must be repaid with the net proceeds from any future equity offerings until paid in full.

The term loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of base rate loans, from 0.5% to 1.5%.

At December 31, 2008, all amounts outstanding were LIBOR loans and the applicable margin was 2.0%. Borrowings under the term loan are subject to the same credit agreement covenants as our revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis. The weighted average interest rate on the outstanding balance of the term loan at December 31, 2008, excluding the effect of interest rate swaps, was 2.5%.

As of December 31, 2008, we had $117.5 million of long-term debt outstanding under the term loan and $281.3 million outstanding, with $33.7 million available, under our revolving credit facility. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each repayment under the term loan facility.

All amounts outstanding under the senior secured credit facility mature in October 2011.

As of December 31, 2008, we were in compliance with all financial covenants and have pledged assets with a carrying value of $487.1 million as collateral for our credit agreement.

7.	Partners’ Equity, Allocations and Cash Distributions

Issuance of Units

In October 2006, we completed an initial public offering of approximately 6.3 million common units. Upon the closing of our initial public offering, Universal and its subsidiaries received an aggregate of approximately 6.3 million subordinated units. In connection with the July 2007 Contract Operations Acquisition, as described in Note 3, we sold approximately 2.0 million common units in a private placement and issued approximately 2.0 million common units and approximately 82,000 general partner units to Universal. In connection with the July 2008 Contract Operations Acquisition, as described in Note 3, we issued approximately 2.4 million common units and approximately 49,000 general partner units to Exterran Holdings.

As of December 31, 2008, Exterran Holdings owned 4,428,067 common units and 6,325,000 subordinated units, collectively representing a 56% limited partner interest in us.

Units Outstanding

Partners’ capital at December 31, 2008 consists of 12,767,462 common units outstanding, 6,325,000 subordinated units held by Exterran Holdings, collectively representing a 98% effective ownership interest in us, and 389,642 general partner units representing a 2% general partner interest in us.

Common Units

During the subordination period, the common units will have the right to receive distributions of available cash (as defined in the partnership agreement) from operating surplus in an amount equal to the minimum quarterly distribution of $0.35 per quarter, plus any arrearages in the payment of the minimum quarterly

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The general partner units have the management rights set forth in our partnership agreement.

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

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our distributions per unit:

		Distribution per
		Limited Partner
Period Covering	Payment Date	Unit		Total Distribution

10/20/2006 – 12/31/2006	February 14, 2007	$0.2780	(1)	$3.6 million
1/1/2007 – 3/31/2007	May 15, 2007	$0.3500		$4.5 million
4/1/2007 – 6/30/2007	August 14, 2007	$0.3500		$6.0 million
7/1/2007 – 9/30/2007	November 14, 2007	$0.4000		$6.8 million
10/1/2007 – 12/31/2007	February 14, 2008	$0.4250		$7.3 million(2)
1/1/2008 – 3/31/2008	May 14, 2008	$0.4250		$7.3 million(2)
4/1/2008 – 6/30/2008	August 14, 2008	$0.4250		$8.3 million(2)
7/1/2008 – 9/30/2008	November 14, 2008	$0.4625		$9.3 million(2)
10/1/2008 – 12/31/2008	February 13, 2009	$0.4625		$9.3 million(2)

(1)	Reflects the pro rata portion of the minimum quarterly distribution rate of $0.35, covering the period from the closing of the initial public offering on October 20, 2006 through December 31, 2006.

(2)	Including distributions to our general partner on its incentive distribution rights.

8.	Unit-Based Compensation

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

Unit options will have an exercise price that is not less than the fair market value of the units on the date of grant and will become exercisable over a period determined by the Plan Administrator. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair value of a common unit.

In October 2008, our long-term incentive plan was amended to allow us the option to settle any exercised unit options in a cash payment equal to the fair market value of the number of common units that we would otherwise issue upon exercise of such unit option less the exercise price and any amounts required to meet withholding requirements.

The following table presents the unit-based compensation expense (income) included in our results of operations (in thousands):

			June 22, 2006
			through
	Years Ended December 31,		December 31,
	2008	2007	2006

Unit options	$(2,362)	$3,122	$119
Phantom units	272	62	4

Total unit-based compensation expense (income)(1)	$(2,090)	$3,184	$123

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Excludes the chargeback of unit-based compensation expense (income) to Exterran Holdings of $(0.6) million and $1.3 million for 2008 and 2007, respectively, and approximately $31,000 for the period from June 22, 2006 through December 31, 2006.

We have granted unit options to individuals who are not our employees, but who are employees of Exterran Holdings who provide services to us. We have also granted phantom units to directors of the general partner of our general partner and to employees of Exterran Holdings. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of these unit options and phantom units each period and record a cumulative adjustment of the expense previously recognized. The cumulative effect recognized in SG&A expense as a result of the re-measurement of fair value of the unit options and phantom units was a reduction of expense of $3.9 million for 2008 and an expense of $1.8 million for 2007.

Unit Options

As of December 31, 2008, we had 591,429 outstanding unit options. The unit options vest on January 1, 2009 and as of December 31, 2008, no unit options were exercisable.

The following table presents unit option activity for 2008 (remaining life in years, intrinsic value in thousands):

		Weighted	Weighted
		Average	Average	Aggregate
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value

Unit options outstanding, December 31, 2007	593,572	$23.76
Granted	—	—
Cancelled	(2,143)	21.00

Unit options outstanding, December 31, 2008	591,429	$23.77	1.0	$—

Intrinsic value is the difference between the market value of our units and the exercise price of each unit option multiplied by the number of unit options outstanding for those unit options where the market value exceeds their exercise price.

Phantom Units

During the year ended December 31, 2008, we granted 44,310 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings, which settle 33 1/3% on each of the first three anniversaries of the grant date. No phantom units vested during the year ended December 31, 2008.

The following table presents phantom unit activity for 2008:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit

Phantom units outstanding, December 31, 2007	9,432	$25.87
Granted	44,310	32.22
Forfeited	(5,590)	32.22

Phantom units outstanding, December 31, 2008	48,152	$30.98

As of December 31, 2008, $0.9 million of unrecognized compensation cost related to non-vested phantom units is expected to be recognized over the weighted-average period of 1.8 years.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accounting for Interest Rate Swap Agreements

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

The following table summarizes, by individual hedge instrument, our interest rate swaps as of December 31, 2008 (in thousands):

				Fair Value of
				Swap at
				December 31,
			Notional	2008
Fixed Rate to be Paid	Maturity Date	Floating Rate to be Received	Amount	Asset (Liability)

5.275%	December 1, 2011	Three Month LIBOR	$125,000	$(10,925)
5.343%	October 20, 2011	Three Month LIBOR	40,000	(3,401)
5.315%	October 20, 2011	Three Month LIBOR	40,000	(3,361)

			$205,000	$(17,687)

We designated these swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” so that any change in their fair values is recognized as a component of comprehensive income and is included in accumulated other comprehensive income or loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For 2008, there was no ineffectiveness. For 2007, we recorded approximately $36,000 of ineffectiveness. This amount was recorded as a reduction to interest expense.

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

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers.

•	Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.

The following table summarizes the valuation of our interest rate swaps under SFAS No. 157 pricing levels as of December 31, 2008 (in thousands):

		Quoted Market		Significant
		Prices in Active	Significant Other	Unobservable
		Markets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps liability	$(17,687)	$—	$(17,687)	$—

Our interest rate swaps are recorded at fair value utilizing a combination of the market and income approach to fair value. We use discounted cash flows and market based methods to compare similar interest rate swaps.

11.	Income Taxes

Exterran Holdings had an internal restructuring on May 31, 2008 which represented a sale or exchange of 50% or more of our capital and profits interests and therefore resulted in a technical termination of the Partnership for U.S. federal income tax purposes on such date. The technical termination does not affect our consolidated financial statements nor does it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes. Our taxable year for all unitholders ended on May 31, 2008 and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. We believe that the deferral of depreciation deductions will result in increased taxable income (or reduced taxable loss) to certain of our unitholders in 2008.

The following table reconciles net income, as reported, to our U.S. federal partnership taxable income:

			June 22, 2006
			through
	December 31,		December 31,
	2008	2007	2006
	(In thousands)

Net income, as reported	$29,847	$19,401	$2,705
Book/tax depreciation and amortization adjustment	(612)	(17,544)	(2,574)
Book/tax adjustment for unit based compensation expense	(2,090)	3,543	123
Other temporary differences	2,357	(1,410)	—
Other permanent differences	12	—	—

U.S. federal partnership taxable income	$29,514	$3,990	$254

The following additional allocations and adjustments (which are not reflected in the reconciliation because they do not affect our total taxable income) may also affect the amount of taxable income or loss allocated to a unitholder:

•	Internal Revenue Code (“IRC”) Section 704(c) Allocations: We make special allocations under IRC Section 704(c) to eliminate the disparity between a unitholder’s U.S. GAAP capital account (credited with the fair market value of contributed property or the investment) and tax capital account (credited with the investor’s tax basis). The effect of such allocations will be to either increase or decrease a unitholder’s share of depreciation, amortization and/or gain or loss on the sale of assets.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	IRC Section 743(b) Basis Adjustments: Because we have made the election provided for by IRC Section 754, we adjust each unitholder’s basis in our assets (inside basis) pursuant to IRC Section 743(b) to reflect their purchase price (outside basis). The Section 743(b) adjustment belongs to a particular unitholder and not to other unitholders. Basis adjustments such as this give rise to income and deductions by reference to the portion of each transferee unitholder’s purchase price attributable to each of our assets. The effect of such adjustments will be to either increase or decrease a unitholder’s share of depreciation, amortization and/or gain or loss on sale of assets.

•	Gross Income and Loss Allocations: To maintain the uniformity of the economic and tax characteristics of our units, we will sometimes make a special allocation of income or loss to a unitholder. Any such allocations of income or loss will decrease or increase, respectively, our distributive taxable income.

12.	Commitments and Contingencies

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

13.	Selected Quarterly Financial Data (Unaudited)

In the opinion of management, the summarized quarterly financial data below (in thousands, except per unit amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and the results of operations for the respective periods.

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenue	$35,267	$34,999	$44,390	$49,056
Gross profit(1)	13,450	13,251	17,034	19,577
Net income	6,547	6,079	9,411	7,810
Earnings per common and subordinated unit — basic	$0.38	$0.35	$0.49	$0.39
Earnings per common and subordinated unit — diluted	$0.38	$0.35	$0.49	$0.39

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenue	$17,585	$18,804	$34,711	$36,575
Gross profit(1)	7,296	7,774	14,565	15,404
Net income	2,343	2,264	7,482	7,312
Earnings per common and subordinated unit — basic	$0.18	$0.18	$0.45	$0.43
Earnings per common and subordinated unit — diluted	$0.18	$0.17	$0.45	$0.42

(1)	Gross profit is defined as revenue less cost of sales and direct depreciation and amortization expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Exterran Partners, L.P.
Houston, Texas

We have audited the accompanying combined statement of operations and comprehensive income and changes in net parent equity and the combined statement of cash flows of Exterran Partners Predecessor (formerly, Universal Compression Partners Predecessor) (the “Company”) for the period from January 1, 2006 to October 19, 2006. Our audit also included the financial statement schedule for the period from January 1, 2006 to October 19, 2006 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the results of operations and cash flows of Exterran Partners Predecessor for the period from January 1, 2006 to October 19, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such combined financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/  DELOITTE & TOUCHE LLP

Houston, TX
March 27, 2007

EXTERRAN PARTNERS PREDECESSOR

COMBINED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME AND
CHANGES IN NET PARENT EQUITY

January 1, through
October 19,
2006
(In thousands)

Revenue	$317,973
Cost of sales (excluding depreciation expense)	118,400
Depreciation	61,317
Selling, general and administrative expenses	30,584
Other (income) expense, net	(298)

Net income and comprehensive income	$107,970

Combined changes in net parent equity:
Balance at beginning of period	$1,268,938
Net income	107,970
Net distribution to parent	(72,201)

Balance at end of period	$1,304,707

The accompanying notes are an integral part of these combined financial statements.

EXTERRAN PARTNERS PREDECESSOR

COMBINED STATEMENT OF CASH FLOWS

January 1, through
October 19,
2006
(In thousands)

Cash flows from operating activities:
Net income	$107,970
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	61,317
Gain on asset sales	(298)
Increase in receivables	(28,478)
Increase in accrued liabilities	10,725

Net cash provided by operating activities	151,236

Cash flows from investing activities:
Additions to property and equipment	(103,635)
Proceeds from sale of property and equipment	8,878

Net cash used in investing activities	(94,757)

Cash flows from financing activities:
Net distributions to parent	(56,479)

Net cash used in financing activities	(56,479)

Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

The accompanying notes are an integral part of these combined financial statements.

EXTERRAN PARTNERS PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

These notes apply to the unaudited combined statement of operations and comprehensive income and combined statement of cash flows of the natural gas contract operations business that was provided in the United States of America (“U.S.”) by Universal Compression Holdings, Inc. (along with its subsidiaries, “Universal”) and its subsidiaries (“Exterran Partners Predecessor” or the “Predecessor”), formerly referred to as Universal Compression Partners Predecessor.

In October 2006, a subsidiary of Universal, Universal Compression Partners, L.P. (subsequently named Exterran Partners, L.P. and along with its subsidiaries, “the Partnership”), completed an initial public offering of approximately 6.3 million common units representing limited partner interests in the Partnership, at a price of $21.00 per unit. As of the closing of the initial public offering, Universal contributed to the Partnership a portion of the Predecessor’s business comprising contract operations services contracts with nine customers and a fleet of compressor units used to provide compression services under those contracts comprising approximately 330,000 horsepower, or approximately 17% (by available horsepower) of the Predecessor’s business. On August 20, 2007, the Partnership changed its name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal. In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, Inc. (“Exterran Holdings”), a new company formed in anticipation of the merger, and Universal was merged with and into Exterran Holdings. For financial reporting purposes, the Predecessor is deemed to be the predecessor of the Partnership. A subsidiary of Exterran Holdings is the general partner of the Partnership.

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

Basis of Presentation

The combined financial statements include the accounts of the Predecessor and have been prepared in accordance with accounting principles generally accepted in the Unites States. The combined statement of operations includes all revenue and costs directly attributable to the Predecessor. In addition, cost of sales (excluding depreciation expense) and selling, general and administrative expenses include costs incurred by Universal and allocated to the Predecessor based on allocation factors that it believes are reasonable. These costs include, among other things, indirect field labor, vehicle fuel cost, vehicle and field operations facilities repair and maintenance costs, miscellaneous supplies cost and centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. These allocations may not be necessarily indicative of the costs and expense that would result if the Partnership was an independent entity.

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

Concentration of Credit Risk

Trade accounts receivable are due from companies of varying size engaged in oil and natural gas activities in the U.S. The Predecessor reviewed the financial condition of customers prior to extending credit and periodically updated customer credit information. Payment terms are on a short-term basis. No single customer accounted for 10% or more of the Predecessor’s revenue for the period January 1, 2006 through October 19, 2006. For the period January 1, 2006 through October 19, 2006, the Predecessor wrote off bad debts, net of recoveries totaling $0.2 million.

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

Depreciation expense for the period January 1, 2006 through October 19, 2006 was $61.3 million.

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

The Predecessor performs an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. The Predecessor’s goodwill impairment test involves a comparison of the fair value of its reporting unit with its carrying value. The fair value is determined using discounted cash flows and other market-related valuation models. Certain estimates and judgments are required in the application of the fair value models. In February 2006, the Predecessor performed an impairment analysis in accordance with the

EXTERRAN PARTNERS PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Financial Accounting Standard’s Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and determined that no impairment had occurred. During the period of January 1, 2006 through October 19, 2006, no event occurred or circumstance changed that would more likely than not reduce the fair value of its reporting unit below its carrying value. As a result, an interim test for goodwill impairment between the Predecessor’s annual test dates was not performed.

Income Taxes

The Predecessor’s operations were included in Universal’s consolidated federal tax return. Following the initial public offering of the Partnership, its operations were treated as a partnership for federal tax purposes with each partner being separately taxed on its share of taxable income. As a result, income taxes have been excluded from these combined financial statements.

Comprehensive Income

The Predecessor had no items of other comprehensive income for any period presented in the Combined Statement of Operations and Comprehensive Income. As a result, net income and comprehensive income are the same.

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

Non-cash Financing and Investing Activities

Net distributions to parent on the Combined Statement of Cash Flows for the period January 1, 2006 through October 19, 2006 exclude certain non-cash transactions related to net transfers of compression equipment from the Predecessor and to other subsidiaries of Universal of $15.7 million.

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

EXTERRAN PARTNERS PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

During February 2006, the Predecessor performed an impairment analysis on its goodwill in accordance with SFAS No. 142 and determined that no impairment had occurred.

3.	Related Party Transactions

The Predecessor had no employees. The employees supporting the Predecessor were employees of Universal. Services provided by Universal to the Predecessor included support of the contract operations services provided by the Predecessor to its customers utilizing equipment owned by the Predecessor, such as designing, sourcing, installing, operating, servicing, repairing and maintaining the equipment. Additionally, Universal provided to the Predecessor centralized corporate functions such as legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and other corporate services and the use of facilities that support these functions. Cost incurred by Universal on behalf of the Predecessor and that can be directly identified to the Predecessor are included in the Predecessor’s results of operations. Cost incurred by Universal that are indirectly attributable to the Predecessor and Universal’s other operations are allocated among the Predecessor and Universal’s other operations. For the period January 1, 2006 through October 19, 2006, Universal’s defined contribution 401(k) plan and employees’ supplemental savings plan expense allocated to the Predecessor was $0.8 million. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue, employee headcount and net assets. Management believes that the allocation methodologies used to allocate indirect cost to it are reasonable.

The Predecessor purchased new natural gas compression equipment from Universal and other services related to existing equipment that are capitalized such as overhauls and repackaging. In addition, the Predecessor has transferred used and idle natural gas compression equipment to subsidiaries of Universal. Such transfers were recorded at historical cost and treated as a decrease in net parent equity.

4.	Universal Stock-Based Compensation

Universal granted stock options and restricted stock to designated employees. Effective January 1, 2006, Universal adopted SFAS No. 123R, “Share-Based Payment,” which required that compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued.

A portion of the stock-based compensation expense incurred by Universal was an indirect cost allocated to the Predecessor based on factors discussed in Note 3. Universal adopted SFAS No. 123R utilizing the modified prospective transition method. In the period January 1, 2006 through October 19, 2006, the adoption of SFAS No. 123R by Universal impacted the Predecessor’s results of operation by increasing selling, general and administrative expenses by $1.7 million as compared to the expense that would have been recognized under the prior accounting method.

Stock-based compensation expense incurred by Universal and allocated to the Predecessor for the period from January 1, 2006 through October 19, 2006 was $2.5 million.

5.	Commitments and Contingencies

In the ordinary course of business, the Predecessor was involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the Predecessor’s financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, the Predecessor cannot provide assurance that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on the Predecessor’s financial position, results of operations or cash flows for the period in which that resolution occurs.

EXTERRAN PARTNERS PREDECESSOR

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

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

	September 30,	June 30,	March 31,
	2006	2006	2006

Nine Months Ended September 30, 2006:
Revenue	$101,058	$101,460	$94,045
Gross profit(1)	44,339	43,928	40,171
Net income	33,936	34,949	31,947

(1)	Gross profit is defined as revenue less cost of sales and depreciation expense.

EXTERRAN PARTNERS, L.P.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Item	of Period	Expenses(1)	Deductions(2)	Period
	(In thousands)

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
December 31, 2008	$86	$159	$(15)	$230
December 31, 2007	—	86	—	86
Period from June 22, 2006 through December 31, 2006	—	—	—	—

(1)	Amounts accrued for uncollectibility

(2)	Uncollectible accounts written off, net of recoveries

EXTERRAN PARTNERS PREDECESSOR

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Item	of Period	Expenses(1)	Deductions(2)	Period
(In thousands)

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Period from January 1, 2006 through October 19, 2006	$767	$116	$(184)	$699

(1)	Amounts accrued for uncollectibility

(2)	Uncollectible accounts written off, net of recoveries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Partners, L.P.

By: Exterran General Partner, L.P.
its General Partner

By: Exterran GP LLC
its General Partner

By:	/s/ STEPHEN A. SNIDER
Stephen A. Snider
Chief Executive Officer

February 26, 2009

II-1

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen A. Snider, Ernie L. Danner, Daniel K. Schlanger, J. Michael Anderson and Donald C. Wayne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2009.

Name	Title

/s/ STEPHEN A. SNIDER Stephen A. Snider	Chief Executive Officer and Chairman of the Board, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Executive Officer)

/s/ DANIEL K. SCHLANGER Daniel K. Schlanger	Senior Vice President, Chief Financial Officer and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.
(Principal Financial Officer)

/s/ KENNETH R. BICKETT Kenneth R. Bickett	Vice President and Corporate Controller, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Accounting Officer)

/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ ERNIE L. DANNER Ernie L. Danner	President, Chief Operating Officer and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ D. BRADLEY CHILDERS D. Bradley Childers	Senior Vice President and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ JAMES G. CRUMP James G. Crump	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ MARK A. McCOLLUM Mark A. McCollum	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ G. STEPHEN FINLEY G. Stephen Finley	Director, Exterran GP LLC As General Partner of Exterran General Partner, L.P. As General Partner of Exterran Partners, L.P.

II-2

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2008
3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007
3.3	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008
3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.1	Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.2	First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007
10.3	First Amended and Restated Omnibus Agreement, dated August 20, 2007, by and among Exterran Holdings, Exterran, Inc. (formerly known as Universal Compression, Inc.), UCO GP, LLC, UCO General Partner, LP, EXLP Operating LLC (formerly known as UCLP Operating LLC) and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007
10.4	Amendment No. 1, dated as of July 30, 2008, to First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008

Exhibit
No.		Description

10.5		Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007
10.6		Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P. (now Exterran Partners, L.P.), as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.7		Guaranty Agreement dated as of October 20, 2006 made by Universal Compression Partners, L.P. (now Exterran Partners, L.P.) as Guarantor, UCLP OLP GP LLC, as Guarantor and UCLP Leasing, L.P., as Guarantor and each of the other Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2007
10.8		Collateral Agreement dated as of October 20, 2006 made by UC Operating Partnership, L.P., UCLP OLP GP LLC, Universal Compression Partners, L.P. (now Exterran Partners, L.P.) and UCLP Leasing, L.P. in favor of Wachovia Bank, National Association, as US Administrative Agent, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2007
10.9		First Amendment to Loan Documents, dated May 8, 2008, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, EXLP Leasing LLC, as Guarantor, Wachovia Bank, National Association, as Administrative Agent and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008
10.10		Registration Rights Agreement dated July 9, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Kayne Anderson Energy Total Return Fund, Inc. and each party listed as signatory thereto, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2007
10.11		Common Unit Purchase Agreement dated June 19, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2007
10	.12†	Universal Compression Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.13†	First Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008
10	.14†	Second Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2008
10	.15†*	Third Amendment to Exterran Partners, L.P. Long-Term Incentive Plan
10	.16†	Form of Grant of Phantom Units, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.17†	Form of Grant of Options, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.18†*	Form of Amendment to Grant of Options
10	.19†	Form of Amendment No. 2 to Grant of Options, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 30, 2008
10	.20†*	Form of Amendment No. 3 to Grant of Options

Exhibit
No.		Description

10	.21†*	First Amendment to Grant of Phantom Units for Stephen A. Snider
10	.22†*	Third Amendment to Grant of Options for Stephen A. Snider
21	.1*	List of Subsidiaries of Exterran Partners, L.P.
23	.1*	Consent of Deloitte & Touche LLP
24	.1*	Power of Attorney (included on signature page)
31	.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31	.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.