Form 10-Q
period 2009-03-31
EXTERRAN PARTNERS, L.P.
filed 2009-05-07
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2009, there were 12,781,581 common units and 6,325,000 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit amounts)
(unaudited)

	March 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$774	$3,244
Accounts receivable, trade, net of allowance of $357 and $230, respectively	29,874	25,958
Due from affiliates, net	7,825	6,445
Total current assets	38,473	35,647
Compression equipment	575,914	566,286
Accumulated depreciation	(140,527)	(131,973)
Net compression equipment	435,387	434,313
Goodwill	124,019	124,019
Intangibles and other assets, net	5,582	5,965
Total assets	$603,461	$599,944

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$33	$297
Accrued liabilities	5,569	5,703
Accrued interest	1,881	1,880
Current portion of interest rate swaps	7,178	5,483
Total current liabilities	14,661	13,363
Long-term debt	400,250	398,750
Interest rate swaps	11,037	12,204
Other long-term liabilities	—	159
Total liabilities	425,948	424,476
Commitments and contingencies (Note 11)
Partners’ capital:
Limited partner units:
Common units, 12,781,581 and 12,767,462 units issued and outstanding	221,715	221,090
Subordinated units, 6,325,000 units issued and outstanding	(33,658)	(35,518)
General partner units, 2% interest with 389,642 units issued and outstanding	6,893	6,805
Accumulated other comprehensive loss	(17,437)	(16,909)
Total partners’ capital	177,513	175,468
Total liabilities and partners’ capital	$603,461	$599,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$48,233	$35,267
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense)	22,182	16,143
Depreciation and amortization	8,334	5,674
Selling, general and administrative	6,001	3,001
Interest expense	4,819	3,801
Other (income) expense, net	27	(10)
Total costs and expenses	41,363	28,609
Income before income taxes	6,870	6,658
Income tax expense	149	111
Net income	$6,721	$6,547

General partner interest in net income	$383	$187
Common units interest in net income	$4,239	$3,959
Subordinated units interest in net income	$2,099	$2,401

Weighted average common units outstanding:
Basic	12,776	10,354
Diluted	12,778	10,466

Weighted average subordinated units outstanding:
Basic	6,325	6,325
Diluted	6,325	6,325

Earnings per common unit:
Basic	$0.33	$0.38
Diluted	$0.33	$0.38

Earnings per subordinated unit:
Basic	$0.33	$0.38
Diluted	$0.33	$0.38

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Net income	$6,721	$6,547
Other comprehensive loss:
Interest rate swap loss	(528)	(7,288)
Comprehensive income (loss)	$6,193	$(741)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$6,721	$6,547
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,334	5,674
Amortization of debt issuance cost	95	64
Amortization of fair value of acquired interest rate swaps	38	41
Unit based compensation expense (income)	90	(546)
Changes in assets and liabilities:
Accounts receivable, trade	(3,916)	(8,066)
Other assets	94	25
Accounts payable, trade	(90)	60
Other liabilities	(144)	192
Net cash provided by operating activities	11,222	3,991
Cash flows from investing activities:
Capital expenditures	(7,201)	(4,469)
Increase in amounts due from affiliates, net	(1,380)	—
Net cash used in investing activities	(8,581)	(4,469)
Cash flows from financing activities:
Borrowings under revolving credit facility	6,500	—
Repayments under revolving credit facility	(5,000)	—
Distributions to unitholders	(9,264)	(7,292)
Capital contribution from limited and general partner	2,653	3,574
Decrease in amounts due to affiliates, net	—	1,647
Net cash used in financing activities	(5,111)	(2,071)
Net decrease in cash and cash equivalents	(2,470)	(2,549)
Cash and cash equivalents at beginning of period	3,244	2,835
Cash and cash equivalents at end of period	$774	$286

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$2,184	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (“we,” “us” or “our”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2008.  That report contains a more comprehensive summary of our accounting policies.  These interim results are not necessarily indicative of results for a full year.

Exterran General Partner, L.P. is our general partner and an indirect wholly-owned subsidiary of Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries “Exterran Holdings”). As Exterran General Partner, L.P. is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC make decisions on our behalf.

Earnings Per Common and Subordinated Unit

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of basic earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period.

When computing earnings per common and subordinated unit under the two-class method in periods when earnings are greater than distributions, earnings are allocated to the general partner, common and subordinated units based on how our partnership agreement would allocate earnings if the full amount of earnings for the period had been distributed. This allocation of net income does not impact our total net income, consolidated results of operations or total cash distributions; however, it may result in our general partner being allocated additional incentive distributions for purposes of our earnings per unit calculation, which could reduce net income per common and subordinated unit. However, as defined in our partnership agreement, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our general partner based on actual distributions. When computing earnings per common and subordinated unit, the amount of the assumed incentive distribution rights is deducted from net income and allocated to our general partner for the period to which the calculation relates. The remaining amount of net income, after deducting the assumed incentive distribution rights, is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net income.

When computing earnings per common and subordinated unit under the two-class method in periods when distributions are greater than earnings, the excess of distributions over earnings are allocated to the general partner, common and subordinated units based on how our partnership agreement allocates net losses. The amount of the incentive distribution rights is deducted from net income and allocated to our general partner for the period the calculation relates to. The remaining amount of net income, after deducting the incentive distribution rights, is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net losses.

The potentially dilutive securities issued by us are unit options and phantom units, neither of which requires an adjustment to the amount of net income used for dilutive earnings per unit purposes. The aggregate dilutive effects of unit options and phantom units to our earnings per common unit for the three months ended March 31, 2009 and 2008 were 2,333 and 111,959 units, respectively. For the three months ended March 31, 2009, 580,715 unit options and 3,825 phantom units were excluded from the calculation of diluted earnings per common and subordinated unit because they were anti-dilutive. For the three months ended March 31, 2008, zero unit options and phantom units were excluded from the calculation of diluted earnings per common and subordinated unit because they were anti-dilutive.

Due To/From Affiliates, Net

We have receivables and payables with Exterran Holdings.  A valid right of offset exists related to the receivables and payables with these affiliates and as a result, we present such amounts on a net basis on our consolidated balance sheets.

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

Reclassifications

Certain amounts in the prior financial statements have been reclassified to conform to the 2009 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB issued a FASB Staff Position that deferred the effective date to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. We adopted the required undeferred provisions of SFAS No. 157 on January 1, 2008, and the adoption of the undeferred provisions of SFAS No. 157 did not have a material impact on our consolidated financial statements. We adopted the deferred provisions of SFAS No. 157 on January 1, 2009, and the adoption of the deferred provisions of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. SFAS No. 141(R) amends SFAS No. 109, “Accounting For Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). We adopted the provisions of SFAS No. 141(R) on January 1, 2009, and the adoption of SFAS No. 141(R) did not have a material impact on our consolidated financial statements, although we are not able to predict its impact on future potential acquisitions.

In March 2008, the FASB’s Emerging Issues Task Force reached a consensus on Issue 07-04, “Application of the Two-Class Method Under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-04”). EITF 07-04 provides guidance on the accounting treatment of cash distributions in excess of earnings and earnings in excess of cash distributions. EITF 07-04 concluded that when earnings are in excess of cash distributions, current-period earnings should be reduced by the amount of distributions to the general partner, limited partners and the incentive distribution rights holder determined in accordance with the contractual terms of the partnership agreement. The remaining undistributed earnings should be allocated to the general partner, limited partners and the incentive distribution rights holder using the distribution waterfall for available cash. When cash distributions are in excess of earnings, the excess should be allocated to the general partner and limited partners on the basis of their respective sharing of losses. The excess will also be allocated to the incentive distribution rights holder if the incentive distribution rights holder has a contractual obligation to share in losses on a basis that is objectively determinable. EITF 07-04 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and should be applied retrospectively for all financial statements presented. We adopted the provisions of EITF 07-04 on January 1, 2009, and the adoption of EITF 07-04 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We adopted the provisions of SFAS No. 161 on January 1, 2009, and the adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements; however, we have expanded disclosures regarding our derivative instruments.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), in accordance with GAAP. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted the provisions of FSP FAS 142-3 on January 1, 2009, and the adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

3.  JULY 2008 CONTRACT OPERATIONS ACQUISITION

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

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the July 2008 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that can not be substantiated.  Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Unaudited Pro Forma Financial Information

Pro forma financial information for the three months ended March 31, 2008 has been included to give effect to the significant expansion of our compressor fleet and service contracts as the result of the July 2008 Contract Operations Acquisition. The transactions are presented in the pro forma financial information as though the transactions had occurred as of January 1, 2008.

The unaudited pro forma financial information for the three months ended March 31, 2008 reflects the following transactions:

•
the contribution of customer contracts and equipment used to provide compression services under those contracts transferred in the July 2008 Contract Operations Acquisition from Exterran Holdings to us;

•	our assumption of $175.3 million of Exterran Holdings’ debt;

•	the issuance of our common units and general partner units to Exterran Holdings’ wholly-owned subsidiaries; and

•	our borrowing of $175.8 million under our senior secured credit facility and use of those proceeds to repay the debt assumed from Exterran Holdings.

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

The following table presents pro forma financial information for the three months ended March 31, 2008 (in thousands, except per unit amounts):

Three Months Ended March 31, 2008
Total revenues	$48,392
Net income	$9,160
Basic earnings per common and subordinated limited partner unit	$0.46
Diluted earnings per common and subordinated limited partner unit	$0.46

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units were assumed to have been outstanding since the beginning of the periods presented. Pursuant to the partnership agreement, to the extent that the quarterly distributions exceed certain targets, the general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to the general partner than to the holders of common and subordinated units. The pro forma net earnings per unit calculations reflect pro forma incentive distributions to the general partner, including an additional reduction of net income allocable to the limited partners of approximately $0.2 million for the three months ended March 31, 2008, which includes the amount of additional incentive distributions that would have occurred if the excess of net earnings over actual distributions for the period had been distributed.

4. MERGER BETWEEN UNIVERSAL AND HANOVER

On August 20, 2007, Universal Compression Holdings, Inc. (“Universal”) and Hanover Compressor Company (“Hanover”) completed their merger transaction. In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, and Universal then merged with and into Exterran Holdings. As a result of the merger, Exterran Holdings became the indirect owner of our general partner, which as of March 31, 2009, owned 389,642 general partner units, representing a 2% general partner interest, and all the incentive distribution rights in us. In addition, as of March 31, 2009, Exterran Holdings owned 4,428,067 common units and 6,325,000 subordinated units which, together with the general partner interest, represent a 57% total ownership interest in us.

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

During the three months ended March 31, 2009, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 20 compressor units, totaling approximately 10,000 horsepower with a net book value of approximately $4.2 million to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 53 compressor units totaling approximately 10,000 horsepower with a net book value of approximately $5.7 million. During the three months ended March 31, 2009, we recorded an equity contribution of approximately $1.5 million related to the difference in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid a nominal amount to Exterran Holdings for the difference in fair value of the equipment in connection with the transfers.  We recorded the compressor units received at the historical book basis of Exterran Holdings. The units we received from Exterran Holdings were being utilized to provide services to our customers on the date of the transfers and, prior to the transfers, had been leased by us from Exterran Holdings. The units we transferred to Exterran Holdings were being utilized to provide services to customers of Exterran Holdings on the date of the transfers, and prior to the transfers had been leased by Exterran Holdings from us.

Under the Omnibus Agreement, Exterran Holdings agreed that, for a period that will terminate on December 31, 2009, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any selling, general and administrative (“SG&A”) costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). From July 9, 2007 through July 29, 2008, cost of sales were capped at $18.00 per operating horsepower per quarter.  From July 30, 2008 through March 31, 2009, cost of sales were capped at $21.75 per operating horsepower per quarter. From July 9, 2007 through July 29, 2008, SG&A costs were capped at $4.75 million per quarter. From July 30, 2008 through March 31, 2009, SG&A costs were capped at $6.0 million per quarter. These caps may be subject to future adjustment in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the three months ended March 31, 2009 and 2008, our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.7 million and $3.6 million, respectively. For the three months ended March 31, 2009 and 2008, our SG&A expenses did not exceed the cap provided in the Omnibus Agreement.  The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.

Pursuant to the Omnibus Agreement, we will be permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of our general partner’s board of directors. During the three months ended March 31, 2009 and 2008, we purchased $1.3 million and $1.9 million, respectively, of new compression equipment from Exterran Holdings. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as an equity distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. As a result, the equipment purchased during the three months ended March 31, 2009 and 2008 was recorded in our consolidated balance sheet as property, plant and equipment of $1.2 million and $1.7 million, respectively, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $0.1 million and $0.2 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the three months ended March 31, 2009 and 2008, Exterran Holdings contributed $0.8 million and zero, respectively, related to the completion of overhauls on compression equipment that were exchanged with us or contributed to us and were in progress on the date of exchange or contribution.

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to lease compression equipment between Exterran Holdings and us so as to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be leased if it will not cause us to breach any existing compression services contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. At March 31, 2009, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $8.6 million and $1.3 million, respectively.

For the three months ended March 31, 2009 and 2008, we had revenues of $0.3 million and $0.5 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the three months ended March 31, 2009 and 2008, we had cost of sales of $2.7 million and $1.9 million, respectively, with Exterran Holdings related to the lease of Exterran Holding’s compression equipment.

6. DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Revolving credit facility due October 2011	$282,750	$281,250
Term loan facility due October 2011	117,500	117,500
Long-term debt	$400,250	$398,750

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of total debt to EBITDA of not greater than 5.0 to 1.0. As of March 31, 2009, we maintained a 4.9 EBITDA to Total Interest Expense ratio and a 4.1 total debt to EBITDA ratio. As of March 31, 2009, we were in compliance with all financial covenants under the credit agreement.

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

•	fourth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	fifth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2007 and 2008:
Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution
1/1/2007 - 3/31/2007	May 15, 2007	$0.3500	$ 4.5 million
4/1/2007 - 6/30/2007	August 14, 2007	0.3500	6.0 million
7/1/2007 - 9/30/2007	November 14, 2007	0.4000	6.8 million
10/1/2007 - 12/31/2007	February 14, 2008	0.4250	7.3 million (1)
1/1/2008 - 3/31/2008	May 14, 2008	0.4250	7.3 million (1)
4/1/2008 - 6/30/2008	August 14, 2008	0.4250	8.3 million (1)
7/1/2008 - 9/30/2008	November 14, 2008	0.4625	9.3 million (1)
10/1/2008 - 12/31/2008	February 13, 2009	0.4625	9.3 million (1)
____________

(1)	Including distributions to our general partner on its incentive distribution rights.

On April 30, 2009, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2009 through March 31, 2009. The record date for this distribution is May 11, 2009 and payment is expected to occur on May 15, 2009.

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

We have granted unit options to individuals who are not our employees, but who are employees of Exterran Holdings who provide services to us. We have also granted phantom units to directors of Exterran GP LLC and to employees of Exterran Holdings. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of these unit options and phantom units each period and record a cumulative adjustment of the expense previously recognized.  We recorded $2,000 in SG&A expense related to the re-measurement of fair value of the phantom units for the three months ended March 31, 2009. We recorded a reduction of $1.1 million in SG&A expense related to the re-measurement of fair value of the unit options and phantom units for the three months ended March 31, 2008.

Unit Options

As of March 31, 2009, we had 580,715 outstanding unit options. The unit options vested and became exercisable on January 1, 2009.  The unit options expire on December 31, 2009.

The following table presents unit option activity for the three months ended March 31, 2009 (remaining life in years, intrinsic value in thousands):

	Unit Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Unit options outstanding, December 31, 2008	591,429	$23.77
Cancelled	(10,714)	25.94
Unit options outstanding, March 31, 2009	580,715	$23.73	0.8	$—
Unit options exercisable, March 31, 2009	580,715	$23.73	0.8	$—

Intrinsic value is the difference between the market value of our units and the exercise price of each unit option multiplied by the number of unit options outstanding for those unit options where the market value exceeds their exercise price.

Phantom Units

During the three months ended March 31, 2009, we granted 80,624 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which settle 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents phantom unit activity for the three months ended March 31, 2009:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2008	48,152	$30.98
Granted	80,624	11.65
Vested	(17,640)	32.22
Phantom units outstanding, March 31, 2009	111,136	$17.32

As of March 31, 2009, $1.5 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.6 years.

9. ACCOUNTING FOR INTEREST RATE SWAP AGREEMENTS

We are exposed to market risks primarily associated with changes in interest rates.  We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At March 31, 2009, we were party to three interest rate swaps in which we pay fixed payments and receive floating payments on a notional value of $205.0 million.  We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates through December 2011. The weighted average effective fixed interest rate payable on our interest rate swaps was 5.3% as of March 31, 2009. We have designated these interest rate swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine if the swap agreements are still effective and to calculate any ineffectiveness. For the three months ended March 31, 2009 and 2008, there was no ineffectiveness related to these swaps. We estimate that $7.2 million of deferred pre-tax losses from the interest rate swaps will be realized as an expense during the next twelve months.  Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2009
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate hedges	Current portion of interest rate swaps	$(7,178)
Interest rate hedges	Interest rate swaps	(11,037)
Total derivatives		$(18,215)

	Three Months Ended March 31, 2009
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges under SFAS No. 133:
Interest rate hedges	$(528)	Interest expense	$(1,781)

The counterparties to our derivative agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no specific collateral posted for our derivative instruments.  The counterparties to our interest rate swaps are also lenders under our credit facility and, in that capacity, share proportionally in the collateral pledged under the credit facility.

10. FAIR VALUE OF INTEREST RATE SWAP AGREEMENTS

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

The following table summarizes the valuation of our interest rate swaps under SFAS No. 157 pricing levels as of March 31, 2009 (in thousands):

	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps asset (liability)	$(18,215)	$—	$(18,215)	$—

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	an Internal Revenue Service challenge to our valuation methodologies, which may result in a shift of income, gains, losses and/or deductions between our general partner and our unitholders;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the creditworthiness of our customers;

•	our ability to implement certain business and financial objectives, such as:

•	growing our asset base, particularly our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash;

•	accessing the capital markets at an acceptable cost;

•	purchasing additional contract operation contracts and equipment from Exterran Holdings; and

•	refinancing existing or incurring additional indebtedness to fund our business;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

In August 2007, we changed our name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”). In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, a new company formed in anticipation of the merger, and Universal was merged with and into Exterran Holdings. As of March 31, 2009, public unitholders held a 43% ownership interest in us and Exterran Holdings owned our remaining equity interests, including the general partner interests and all of our incentive distribution rights.

July 2008 Contract Operations Acquisition

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

The Omnibus Agreement was amended in connection with the July 2008 Contract Operations Acquisition to increase the cap on our reimbursement of selling, general, and administrative (“SG&A”) expenses allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on behalf of us from $4.75 million per quarter to $6.0 million per quarter (after taking into account any such costs that we incur and pay directly) and to increase the cap on our reimbursement of cost of sales allocable from Exterran Holdings to us based on such costs incurred by Exterran Holdings on our behalf from $18.00 per operating horsepower per quarter to $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly). This amendment also extended the date on which the caps expire from December 31, 2008 to December 31, 2009. For further discussion of the Omnibus Agreement, please see Note 5 to the Condensed Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report.

OVERVIEW

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of natural gas reserves. Spending by natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply and future pricing and demand for oil and natural gas products and their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our business is less impacted by commodity prices than certain other oil and natural gas service providers, changes in natural gas exploration and production spending will normally result in increased or decreased demand for our products and services.

Natural gas consumption in the United States of America (“U.S.”) for the twelve months ended January 31, 2009 decreased by approximately 0.4% over the twelve months ended January 31, 2008 and is expected to increase by 0.7% per year until 2030, according to the Energy Information Administration (“EIA”). Additionally, total natural gas consumption is projected by the EIA to decline by 1.8% in 2009 and remain relatively unchanged in 2010. For 2007, the U.S. accounted for an estimated annual production of approximately 19 trillion cubic feet of natural gas.  Industry sources estimate that the U.S.’s natural gas production level will be approximately 20 trillion cubic feet in calendar year 2030.

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

Our Performance Trends and Outlook

Beginning in the second half of 2008, there have been severe disruptions in the credit and capital markets and reductions in global economic activity which have had a significant adverse impact on oil-and-gas-related commodity prices. Currently, we believe the decline in commodity prices and the uncertain credit and capital market conditions resulting from the global financial crisis will continue to negatively impact the level of spending by our customers in 2009 compared with 2008 levels.

Our revenue, earnings and financial position are affected by, among other things, (i) market conditions that impact demand for compression, (ii) our customers’ decisions to utilize our services rather than purchase equipment or utilize our competitors’ services, and (iii) the timing and consummation of acquisitions of additional contract operations customer contracts and equipment from Exterran Holdings. In particular, many of our contracts with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal could adversely impact our results of operations and cash available for distribution.

Given the current economic environment in the U.S. and anticipated impact of lower natural gas prices and capital spending by customers, we expect a further reduction in demand and profitability in our business. We believe that lower demand, in addition to the available supply of idle and underutilized compression equipment owned by our customers and competitors will continue to negatively impact our ability to maintain or improve our horsepower utilization and revenues in the near term. In addition, because we initially purchased only contracted equipment from Exterran Holdings, we anticipate that the average utilization of our contract operations fleet will decrease over time as some units become idle due to the termination of contract operations service agreements. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the three months ended March 31, 2009 of approximately $0.5 million and $0.3 million, respectively.

Our level of capital spending depends on the demand for our services and the equipment we require to render those services to our customers. While our contract operations services business has historically experienced more stable demand than that for certain other energy service products and services, our total operating horsepower decreased by approximately 2.5% from December 31, 2008 to March 31, 2009, and we expect further horsepower declines during the remainder of 2009. We will continue to evaluate the impact of these trends on our business as the market and industry environment continue to evolve.  For further information regarding material uncertainties to which our business is exposed, see Risk Factors included in this report and in our Annual Report on Form  10-K for the year ended December 31, 2008.

Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2009 (see Note 5 to the Financial Statements). During the three months ended March 31, 2009 and 2008, our cost of sales exceeded this cap.

Exterran Holdings intends for us to be the primary growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our general partner’s board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and the availability to us of debt and equity capital. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. This discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us.

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages:

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
Total Available Horsepower (at period end)	1,040,865	1,026,124	719,989
Total Operating Horsepower (at period end)	886,558	909,288	652,216
Average Operating Horsepower	899,587	908,318	659,459
Horsepower Utilization:
Spot (at period end)	85%	89%	91%
Average	87%	89%	91%

FINANCIAL RESULTS OF OPERATIONS

The three months ended March 31, 2009 compared to the three months ended March 31, 2008

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue	$48,233	$35,267
Gross margin (1)	26,051	19,124
Gross margin percentage	54%	54%
Expenses:
Depreciation and amortization	$8,334	$5,674
Selling, general and administrative	6,001	3,001
Interest expense	4,819	3,801
Other (income) expense, net	27	(10)
Income tax expense	149	111
Net income	$6,721	$6,547
____________

(1)
For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.

Revenue.  Average monthly operating horsepower was 899,587 and 659,459 for the three months ended March 31, 2009 and 2008, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the assets acquired in the July 2008 Contract Operations Acquisition. The inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition accounted for approximately $16.6 million of the increase in revenue, partially offset by a decrease in horsepower utilization, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Gross Margin.  The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to the inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition, partially offset by a decrease in horsepower utilization, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Depreciation and Amortization.  The increase in depreciation and amortization expense was primarily due to the additional depreciation on the assets acquired in the July 2008 Contract Operations Acquisition.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. The increase in SG&A expense was primarily due to the increased costs associated with the increase in revenues after the July 2008 Contract Operations Acquisition. SG&A expenses represented 12% and 9% of revenues for the three months ended March 31, 2009 and 2008, respectively. The increase in SG&A expense as a percentage of revenue was primarily due to the difference in the impact of the re-measurement of fair value of our unit options and phantom units. We recorded $2,000 in SG&A expense related to the re-measurement of fair value of the phantom units for the three months ended March 31, 2009.

We recorded a reduction of $1.1 million in SG&A expense related to the re-measurement of the fair value of the unit options and phantom units for the three months ended March 31, 2008. We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries that provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options and certain phantom units each period and to record a cumulative adjustment of the expense previously recognized.

Interest expense.  The increase in interest expense was primarily due to a higher average balance of long-term debt for the first quarter of 2009 resulting from our funding of the July 2008 Contract Operations Acquisition in the prior year.  The increase in interest expense was partially offset by a decrease in our weighted average effective interest rate, including the impact of interest rate swaps, to 4.6% for the three months ended March 31, 2009 from 6.6% for the three months ended March 31, 2008.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax. The increase in income tax expense for the three months ended March 31, 2009 was primarily due to an increase in our revenue earned within the state of Texas.

LIQUIDITY AND CAPITAL RESOURCES

The following tables summarize our sources and uses of cash for the three months ended March 31, 2009 and 2008, and our cash and working capital as of the end of the periods presented (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$11,222	$3,991
Investing activities	(8,581)	(4,469)
Financing activities	(5,111)	(2,071)
Net change in cash and cash equivalents	$(2,470)	$(2,549)

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$774	$3,244
Working capital	23,812	22,284

Operating Activities.  The increase in net cash provided by operating activities was primarily the result of a smaller increase in accounts receivable for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and additional cash flow from operations generated from increased activity after the July 2008 Contract Operations Acquisition.

Investing Activities.  The increase in cash used in investing activities during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily attributable to increased capital expenditures in the current period. Capital expenditures for the three months ended March 31, 2009 were $7.2 million, consisting of $2.5 million for fleet additions and $4.7 million for compressor maintenance activities. Included in our capital expenditures for the three months ended March 31, 2009 were new compression equipment purchases of $1.3 million from Exterran Holdings.

Financing Activities.  The increase in cash used in financing activities during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily the result of an increase in distributions to our unitholders in the first quarter of 2009 and repayment of amounts due to affiliates in the current year period.  These increases were partially offset by higher net borrowings under our revolving credit facility in the three months ended March 31, 2009.

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

We currently plan to spend approximately $30 million to $35 million in net capital expenditures during 2009 including (1) $10 million to $15 million on growth capital for fleet equipment and (2) approximately $20 million on equipment maintenance capital.

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

The financial crisis could also have an impact on our remaining interest rate swap agreements if the counterparties are unable to perform their obligations under those agreements. At March 31, 2009, the combined liability related to our outstanding swap agreements was $18.2 million and was all in favor of our counterparties.

Long- term Debt.  In October 2006, we, as guarantor, and EXLP Operating LLC, our wholly-owned subsidiary, entered into a five-year senior secured credit agreement. The revolving credit facility under the credit agreement initially consisted of a $225 million revolving credit facility that was expanded to $315 million in July 2007.

Our revolving credit facility bears interest at a base rate, or LIBOR, at our option, plus an applicable margin, as defined in the credit agreement.  At March 31, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 1.5%. The weighted average interest rate on the outstanding balance at March 31, 2009, excluding the effect of interest rate swaps, was 2.6%.

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

The term loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin.  At March 31, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 2.0%. Borrowings under the term loan are subject to the same credit agreement covenants as our revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis. The weighted average interest rate on the outstanding balance of the term loan at March 31, 2009, excluding the effect of interest rate swaps, was 2.6%.

As of March 31, 2009, we had approximately $282.8 million outstanding and $32.2 million available under our revolving credit facility. All amounts under the revolving credit facility mature in October 2011.

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of total debt to EBITDA of not greater than 5.0 to 1.0. As of March 31, 2009, we maintained a 4.9 to 1.0 EBITDA to Total Interest Expense ratio and a 4.1 to 1.0 total debt to EBITDA ratio. As of March 31, 2009, we were in compliance with all financial covenants under the credit agreement. For further information regarding the covenants of our senior secured credit facility, see Part II, Item 1A “Risk Factors” of this report.

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

On April 30, 2009, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2009 through March 31, 2009. The record date for this distribution is May 11, 2009 and payment is expected to occur on May 15, 2009.

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

The following table reconciles our net income to gross margin:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net income	$6,721	$6,547
Depreciation and amortization	8,334	5,674
Selling, general and administrative	6,001	3,001
Interest expense	4,819	3,801
Other (income) expense, net	27	(10)
Income tax expense	149	111
Gross margin	$26,051	$19,124

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of March 31, 2009, after taking into consideration interest rate swaps, we had approximately $195.3 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $2.0 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 9 to the Financial Statements.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the management of Exterran GP LLC, the general partner of our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this report the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms under the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A. Risk Factors

There have been no material changes or updates in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

Covenants in our debt agreements may impair our ability to operate our business.

Our credit facility includes covenants limiting our ability to make distributions, incur indebtedness, grant liens, merge, make loans, acquisitions, investments or dispositions and engage in transactions with affiliates. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Partnership Credit Agreement) to total interest expense (as defined in the Partnership Credit Agreement) of not less than 2.5 to 1.0, and a ratio of total debt to EBITDA of not greater than 5.0 to 1.0. As of March 31, 2009, we maintained a 4.9 to 1.0 EBITDA to total interest expense ratio and a 4.1 to 1.0 total debt to EBITDA ratio. As of March 31, 2009, we were in compliance with all financial covenants under our Credit Agreement.

If we were to experience a significant deterioration in the demand for our services, we may not be able to comply with certain of the covenants associated with our indebtedness. The breach of any of our covenants could cause our indebtedness under our Credit Agreement to become due and payable.  If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, judicial interpretations of the U.S. federal income tax laws may have a direct or indirect impact on our status as a partnership and, in some instances, a court’s conclusions may heighten the risk of a challenge regarding our status as a partnership.  Moreover, members of Congress have considered substantive changes to the existing U.S. federal income tax laws that would have affected publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the legislation considered would not have appeared to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes or differing judicial interpretations of existing laws could negatively impact the value of an investment in our common units.

New proposed regulations under the Clean Air Act, if implemented, could result in increased compliance costs.

In March 2009, the Environmental Protection Agency (“EPA”) formally proposed new regulations under the Clean Air Act (“CAA”) to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule, if and when finalized by the EPA, may require us to undertake significant expenditures, including expenditures for installing pollution control equipment such as oxidation catalysts or non-selective catalytic reduction equipment, imposing more stringent maintenance practices, and implementing additional monitoring practices on a significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The comment period on the proposed regulation ends on June 3, 2009. Under the proposal, compliance will be required by three years from the effective date of the final rule. This proposed rule and any other new regulations requiring the installation of more sophisticated emission control equipment could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Climate change legislation and regulatory initiatives could result in increased compliance costs.

Scientific studies suggest that emissions of certain gases, commonly referred to as “greenhouse gases,” such as carbon dioxide and methane, may be contributing to climatic changes in the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the U.S. Congress will continue actively to consider, legislation to restrict or regulate emissions of greenhouse gases. The legislation currently under consideration by Congress could require greenhouse gas emissions reductions of as much as 20% from present levels by 2020 and by as much as 80% by 2050.  In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that small sources such as gas-fired compressors could be subject to greenhouse gas-related regulation.  Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as new motor vehicles, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the CAA’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA, in response to the Supreme Court’s decision in Massachusetts. In the notice, the EPA evaluated the potential regulation of greenhouse gases under several different provisions of the CAA, but did not propose any specific, new regulatory requirements for greenhouse gases. The notice and two recent developments suggest that the EPA is beginning to pursue a path toward the regulation of greenhouse gas emissions under its existing CAA authority. First, in April 2009, the EPA proposed a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory and report their greenhouse gas emissions to the EPA beginning in 2011. Second, also in April 2009, the EPA responded to the Massachusetts case by issuing a proposed “endangerment finding” under section 202(a)(1) of the CAA concluding that greenhouse gas emissions from new motor vehicles are reasonably anticipated to endanger public health and welfare. If finalized, this finding may trigger a variety of regulatory consequences including obligations on the EPA to impose limits on greenhouse gas emissions from new motor vehicles.  Further, the endangerment finding could be used by the EPA as a basis to impose limits on greenhouse gas emissions from certain categories of stationary sources. Both proposals are subject to a period of public comment, may or may not be adopted in the form proposed, and may be subject to judicial challenges upon adoption. Although it is not possible at this time to predict how Congressional or state legislation that may be enacted or new EPA or other regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, state or local regulation of carbon dioxide or other greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 6. Exhibits

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

3.4		Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.5		Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6		Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.7		Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.1	†*	Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs
10.2	†*	Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs for Directors
10.3	†*	Exterran Partners, L.P. Award Notice for Phantom Units with DERs for Stephen A. Snider
31.1	*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32.1	*
Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*
Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Partners, L.P.

May 7, 2009                                                                                   By: EXTERRAN GENERAL PARTNER, L.P.
its General Partner

By: EXTERRAN GP LLC
its General Partner

By: /s/ DAVID S. MILLER
David S. Miller
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ KENNETH R. BICKETT
                                        Kenneth R. Bickett
Vice President - Finance and Accounting
(Principal Accounting Officer)

Index to Exhibits

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

3.4		Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.5		Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6		Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.7		Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.1	†*	Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs
10.2	†*	Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs for Directors
10.3	†*	Exterran Partners, L.P. Award Notice for Phantom Units with DERs for Stephen A. Snider
31.1	*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2	*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32.1	*
Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*
Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.