Form 10-Q
period 2009-08-06
EXTERRAN PARTNERS, L.P.
filed 2009-08-06
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009
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

As of July 31, 2009, there were 12,793,612 common units and 6,325,000 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit amounts)
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$564	$3,244
Accounts receivable, trade, net of allowance of $569 and $230, respectively	22,569	25,958
Due from affiliates, net	6,337	6,445
Total current assets	29,470	35,647
Compression equipment	578,147	566,286
Accumulated depreciation	(149,944)	(131,973)
Net compression equipment	428,203	434,313
Goodwill	124,019	124,019
Intangibles and other assets, net	5,298	5,965
Total assets	$586,990	$599,944

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$33	$297
Accrued liabilities	6,225	5,703
Accrued interest	1,881	1,880
Current portion of interest rate swaps	7,839	5,483
Total current liabilities	15,978	13,363
Long-term debt	387,750	398,750
Interest rate swaps	8,057	12,204
Other long-term liabilities	—	159
Total liabilities	411,785	424,476
Commitments and contingencies (Note 12)
Partners’ capital:
Limited partner units:
Common units, 12,793,612 and 12,767,462 units issued and outstanding	218,359	221,090
Subordinated units, 6,325,000 units issued and outstanding	(34,843)	(35,518)
General partner units, 2% interest with 389,642 units issued and outstanding	6,807	6,805
Accumulated other comprehensive loss	(15,118)	(16,909)
Total partners’ capital	175,205	175,468
Total liabilities and partners’ capital	$586,990	$599,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$45,077	$34,999	$93,310	$70,266
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense)	20,176	15,937	42,358	32,080
Depreciation and amortization	8,678	5,811	17,012	11,485
Fleet impairment	2,995	—	2,995	—
Selling, general and administrative	5,551	4,745	11,552	7,746
Interest expense	4,805	3,445	9,624	7,246
Other (income) expense, net	—	(1,129)	27	(1,139)
Total costs and expenses	42,205	28,809	83,568	57,418
Income before income taxes	2,872	6,190	9,742	12,848
Income tax expense	134	111	283	222
Net income	$2,738	$6,079	$9,459	$12,626

General partner interest in net income	$304	$186	$687	$373
Common units interest in net income	$1,628	$3,668	$5,867	$7,633
Subordinated units interest in net income	$806	$2,225	$2,905	$4,620

Weighted average common units outstanding:
Basic	12,782	10,354	12,768	10,354
Diluted	12,788	10,454	12,771	10,451

Weighted average subordinated units outstanding:
Basic	6,325	6,325	6,325	6,325
Diluted	6,325	6,325	6,325	6,325

Earnings per common unit:
Basic	$0.13	$0.35	$0.46	$0.73
Diluted	$0.13	$0.35	$0.46	$0.73

Earnings per subordinated unit:
Basic	$0.13	$0.35	$0.46	$0.73
Diluted	$0.13	$0.35	$0.46	$0.73

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$2,738	$6,079	$9,459	$12,626
Other comprehensive income:
Interest rate swap gain	2,319	8,153	1,791	865
Comprehensive income	$5,057	$14,232	$11,250	$13,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$9,459	$12,626
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,012	11,485
Fleet impairment	2,995	—
Amortization of debt issuance cost	186	152
Amortization of fair value of acquired interest rate swaps	75	112
Unit-based compensation expense	365	821
Gain on sale of compression equipment	—	(1,119)
Changes in assets and liabilities:
Accounts receivable, trade	3,389	(7,735)
Other assets	94	25
Accounts payable, trade	(90)	(18)
Other liabilities	510	(534)
Net cash provided by operating activities	33,995	15,815

Cash flows from investing activities:
Capital expenditures	(11,353)	(11,972)
Proceeds from the sale of compression equipment	—	5,275
Decrease in amounts due from affiliates, net	108	—
Net cash used in investing activities	(11,245)	(6,697)

Cash flows from financing activities:
Borrowings under revolving credit facility	6,500	—
Repayments under revolving credit facility	(17,500)	—
Distributions to unitholders	(18,535)	(14,582)
Capital contribution from limited and general partner	4,105	7,073
Increase in amounts due to affiliates, net	—	(3,426)
Net cash used in financing activities	(25,430)	(10,935)

Net decrease in cash and cash equivalents	(2,680)	(1,817)
Cash and cash equivalents at beginning of period	3,244	2,835
Cash and cash equivalents at end of period	$564	$1,018

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$2,366	$—

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

Exterran General Partner, L.P. is our general partner and an indirect wholly-owned subsidiary of Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”). As Exterran General Partner, L.P. is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC make decisions on our behalf.

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

When computing earnings per common and subordinated unit under the two-class method in periods when distributions are greater than earnings, the excess of distributions over earnings is allocated to the general partner, common and subordinated units based on how our partnership agreement allocates net losses. The amount of the incentive distribution rights is deducted from net income and allocated to our general partner for the period to which the calculation relates. The remaining amount of net income, after deducting the incentive distribution rights, is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net losses.

The potentially dilutive securities issued by us are unit options and phantom units, neither of which requires an adjustment to the amount of net income used for dilutive earnings per unit purposes. The aggregate dilutive effect of unit options and phantom units to our earnings per common unit for the three and six months ended June 30, 2009 was 6,204 units and 3,116 units, respectively. The aggregate dilutive effect of unit options and phantom units to our earnings per common unit for the three and six months ended June 30, 2008 was 100,148 units and 96,820 units, respectively. For the three and six months ended June 30, 2009, 580,715 unit options and zero phantom units were excluded from the calculation of diluted earnings per common and subordinated unit because they were anti-dilutive. For the three and six months ended June 30, 2008, zero unit options and phantom units were excluded from the calculation of diluted earnings per common and subordinated unit because they were anti-dilutive.

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

Fair Value of Financial Instruments

Our financial instruments consist of trade receivables and payables, interest rate swaps and long-term debt. At June 30, 2009 and December 31, 2008, the estimated fair values of such financial instruments, except for debt, approximated their carrying values as reflected in our consolidated balance sheets. As a result of the current credit environment, we believe that the fair value of our debt does not approximate its carrying value as of June 30, 2009 and December 31, 2008 because the applicable margin on our debt was below the market rates as of these dates. The fair value of our debt has been estimated based on similar debt transactions that occurred near June 30, 2009 and December 31, 2008. A summary of the fair value and carrying value of our debt as of June 30, 2009 and December 31, 2008 is shown in the table below:

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Long-term debt	$387,750	$360,960	$398,750	$366,476

Reclassifications

Certain amounts in the prior financial statements have been reclassified to conform to the 2009 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

Subsequent Events

We reviewed for subsequent events as of the issuance of these financial statements on August 6, 2009.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB issued a FASB Staff Position (“FSP”) that deferred the effective date to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. We adopted the required undeferred provisions of SFAS No. 157 on January 1, 2008, and the adoption of the undeferred provisions of SFAS No. 157 did not have a material impact on our consolidated financial statements. We adopted the deferred provisions of SFAS No. 157 on January 1, 2009, and the adoption of the deferred provisions of SFAS No. 157 did not have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), in accordance with GAAP. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted the provisions of FSP FAS 142-3 on January 1, 2009, and the adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion No. 28-1 (“FSP FAS 107-1 and APB No. 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB No. 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Prior to issuing FSP FAS 107-1 and APB No. 28-1, fair values for financial instruments were only disclosed once a year. FSP FAS 107-1 and APB No. 28-1 are effective for interim reporting periods ending after June 15, 2009. FSP FAS 107-1 and APB No. 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, require comparative disclosures only for periods ending after initial adoption. We adopted the provisions of FSP FAS 107-1 and APB No. 28-1 on June 30, 2009, and the adoption of FSP FAS 107-1 and APB No. 28-1 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of SFAS No. 165 on June 30, 2009, and the adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will have a material impact on our consolidated financial statements; however, we will disclose codification citations to GAAP in place of corresponding references to legacy accounting pronouncements.

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

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the July 2008 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Unaudited Pro Forma Financial Information

Pro forma financial information for the three and six months ended June 30, 2008 has been included to give effect to the significant expansion of our compressor fleet and service contracts as the result of the July 2008 Contract Operations Acquisition. The transactions are presented in the pro forma financial information as though the transactions had occurred as of January 1, 2008.

The unaudited pro forma financial information for the three and six months ended June 30, 2008 reflects the following transactions:

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

The following table presents pro forma financial information for the three and six months ended June 30, 2008 (in thousands, except per unit amounts):

	Three Months Ended	Six Months Ended
	June 30, 2008
Total revenues	$48,054	$96,446
Net income	$8,328	$17,488
Earnings per limited partner unit—Basic	$0.42	$0.88
Earnings per limited partner unit—Diluted	$0.42	$0.88

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units were assumed to have been outstanding since the beginning of the periods presented. Pursuant to the partnership agreement, to the extent that the quarterly distributions exceed certain targets, the general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to the general partner than to the holders of common and subordinated units. The pro forma net earnings per limited partner unit calculations include adjustments for the pro forma incentive distributions to the general partner. A reduction to net income allocable to the limited partners of approximately $7,000 and $0.2 million, respectively, was included for the three and six months ended June 30, 2008 to reflect the amount of additional incentive distributions that would have occurred if the excess of net earnings over actual distributions for the period had been distributed.

4. MERGER BETWEEN UNIVERSAL AND HANOVER

On August 20, 2007, Universal Compression Holdings, Inc. (“Universal”) and Hanover Compressor Company (“Hanover”) completed their merger transaction. In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, and Universal then merged with and into Exterran Holdings. As a result of the merger, Exterran Holdings became the indirect owner of our general partner, which as of June 30, 2009, owned 389,642 general partner units, representing a 2% general partner interest, and all the incentive distribution rights in us. As of June 30, 2009, Exterran Holdings owned 4,428,067 common units and 6,325,000 subordinated units which, together with the general partner interest, represent a 57% total ownership interest in us.

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

During the six months ended June 30, 2009, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 48 compressor units, totaling approximately 24,000 horsepower with a net book value of approximately $12.0 million to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 108 compressor units totaling approximately 27,100 horsepower with a net book value of approximately $15.1 million. During the six months ended June 30, 2008, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 52 compressor units, totaling approximately 24,600 horsepower with a net book value of approximately $11.3 million to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 133 compressor units totaling approximately 27,100 horsepower with a net book value of approximately $11.3 million. During the six months ended June 30, 2009 and 2008, we recorded an equity contribution of approximately $3.1 million and zero, respectively, related to the difference in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid a nominal amount to Exterran Holdings for the difference in fair value of the equipment in connection with the transfers. We recorded the compressor units received at the historical book basis of Exterran Holdings. The units we received from Exterran Holdings were being utilized to provide services to our customers on the date of the transfers and, prior to the transfers, had been leased by us from Exterran Holdings. The units we transferred to Exterran Holdings were being utilized to provide services to customers of Exterran Holdings on the date of the transfers, and prior to the transfers had been leased by Exterran Holdings from us.

Under the Omnibus Agreement, Exterran Holdings agreed that, for a period that will terminate on December 31, 2009, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any selling, general and administrative (“SG&A”) costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). From July 9, 2007 through July 29, 2008, cost of sales were capped at $18.00 per operating horsepower per quarter. From July 30, 2008 through June 30, 2009, cost of sales were capped at $21.75 per operating horsepower per quarter. From July 9, 2007 through July 29, 2008, SG&A costs were capped at $4.75 million per quarter. From July 30, 2008 through June 30, 2009, SG&A costs were capped at $6.0 million per quarter. These caps may be subject to future adjustment in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the three months ended June 30, 2009 and 2008, our cost of sales exceeded the cap provided in the Omnibus Agreement by $1.5 million and $3.5 million, respectively. For the six months ended June 30, 2009 and 2008, our cost of sales exceeded the cap provided in the Omnibus Agreement by $4.1 million and $7.1 million, respectively. For the three and six months ended June 30, 2009 and 2008, our SG&A expenses did not exceed the cap provided in the Omnibus Agreement. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.

Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of Exterran GP LLC’s board of directors. During the six months ended June 30, 2009 and 2008, we purchased $1.3 million and $8.0 million, respectively, of new compression equipment from Exterran Holdings. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as an equity distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. As a result, the equipment purchased during the six months ended June 30, 2009 and 2008 was recorded in our consolidated balance sheet as property, plant and equipment of $1.2 million and $7.2 million, respectively, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $0.1 million and $0.8 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the six months ended June 30, 2009 and 2008, Exterran Holdings contributed $1.1 million and zero, respectively, related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to lease compression equipment between Exterran Holdings and us so as to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be leased if it will not cause us to breach any existing compression services contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. At June 30, 2009, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $8.7 million and $2.0 million, respectively.

For the six months ended June 30, 2009 and 2008, we had revenues of $0.5 million and $0.9 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the six months ended June 30, 2009 and 2008, we had cost of sales of $5.4 million and $3.7 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

6. DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Revolving credit facility due October 2011	$270,250	$281,250
Term loan facility due October 2011	117,500	117,500
Long-term debt	$387,750	$398,750

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. As of June 30, 2009, we maintained a 4.5 to 1.0 EBITDA to Total Interest Expense ratio and a 4.4 to 1.0 Total Debt to EBITDA ratio. As of June 30, 2009, we were in compliance with all financial covenants under the credit agreement.

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

•	fourth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	fifth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2007, 2008 and 2009:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution
1/1/2007 – 3/31/2007	May 15, 2007	$0.3500	$ 4.5 million
4/1/2007 – 6/30/2007	August 14, 2007	0.3500	6.0 million
7/1/2007 – 9/30/2007	November 14, 2007	0.4000	6.8 million
10/1/2007 – 12/31/2007	February 14, 2008	0.4250	7.3 million (1)
1/1/2008 – 3/31/2008	May 14, 2008	0.4250	7.3 million (1)
4/1/2008 – 6/30/2008	August 14, 2008	0.4250	8.3 million (1)
7/1/2008 – 9/30/2008	November 14, 2008	0.4625	9.3 million (1)
10/1/2008 – 12/31/2008	February 13, 2009	0.4625	9.3 million (1)
1/1/2009 – 3/31/2009	May 15, 2009	0.4625	9.3 million (1)
________

(1)	Including distributions to our general partner on its incentive distribution rights.

On July 30, 2009, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from April 1, 2009 through June 30, 2009. The record date for this distribution is August 10, 2009 and payment is expected to occur on August 14, 2009.

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

We have granted unit options to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. We have also granted phantom units to directors of Exterran GP LLC and to employees of Exterran Holdings and its subsidiaries. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of these unit options and phantom units each period and record a cumulative adjustment of the expense previously recognized. We recorded $37,000 and $39,000, respectively, in SG&A expense related to the re-measurement of fair value of the phantom units for the three and six months ended June 30, 2009. We recorded $0.9 million in SG&A expense during the three months ended June 30, 2008 and a reduction to expense of $0.3 million during the six months ended June 30, 2008 related to the re-measurement of fair value of the unit options and phantom units.

Unit Options

As of June 30, 2009, we had 580,715 outstanding unit options. The unit options vested and became exercisable on January 1, 2009, and expire on December 31, 2009.

The following table presents unit option activity for the six months ended June 30, 2009 (remaining life in years):

	Unit Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Unit options outstanding, December 31, 2008	591,429	$23.77
Cancelled	(10,714)	25.94
Unit options outstanding, June 30, 2009	580,715	$23.73	0.5	$—
Unit options exercisable, June 30, 2009	580,715	$23.73	0.5	$—

Intrinsic value is the difference between the market value of our units and the exercise price of each unit option multiplied by the number of unit options outstanding for those unit options where the market value exceeds their exercise price.

Phantom Units

During the six months ended June 30, 2009, we granted 80,624 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which settle 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents phantom unit activity for the six months ended June 30, 2009:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2008	48,152	$30.98
Granted	80,624	11.74
Vested	(34,576)	24.02
Cancelled	(4,305)	18.31
Phantom units outstanding, June 30, 2009	89,895	$17.01

As of June 30, 2009, $1.0 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.4 years.

9. ACCOUNTING FOR INTEREST RATE SWAP AGREEMENTS

We are exposed to market risks primarily associated with changes in interest rates. We use derivative financial instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At June 30, 2009, we were party to three interest rate swaps in which we pay fixed payments and receive floating payments on a notional value of $205.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates through December 2011. The weighted average effective fixed interest rate payable on our interest rate swaps was 5.3% as of June 30, 2009. We have designated these interest rate swaps as cash flow hedging instruments pursuant to the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the three and six months ended June 30, 2009 and 2008, there was no ineffectiveness related to these swaps. We estimate that $7.8 million of deferred pre-tax losses from the interest rate swaps will be realized as an expense during the next twelve months. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2009
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate hedges	Current portion of interest rate swaps	$(7,839)
Interest rate hedges	Interest rate swaps	(8,057)
Total derivatives		$(15,896)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges under SFAS No. 133:
Interest rate hedges	$2,319	Interest expense	$(2,181)	$1,791	Interest expense	$(3,962)

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

10. FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of our interest rate swaps and impaired fleet units under SFAS No. 157 pricing levels as of June 30, 2009 (in thousands):

	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps asset (liability)	$(15,896)	$—	$(15,896)	$—
Impaired fleet units	197	—	—	197

The fair value of our impaired fleet units is included in the table above because we recorded an impairment charge related to these assets in the second quarter of 2009. For a discussion of the fleet impairment charge, see Note 11.

Our interest rate swaps are recorded at fair value utilizing a combination of the market and income approach to fair value. We use discounted cash flows and market based methods to compare similar interest rate swaps. Our estimate of the fair value of the impaired fleet units was based on the estimated component value of the equipment, because we plan to recover the remaining value from these assets in the future by selling the components to Exterran Holdings.

11. FLEET IMPAIRMENT

As a result of a decline in market conditions and operating horsepower, during the second quarter of 2009, we reviewed the idle compression fleet used in our business for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we decided that 50 units representing 8,700 horsepower would be retired from the fleet.

We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $3 million, and the difference was recorded as a long-lived asset impairment in the second quarter of 2009. The impairment is recorded in Fleet impairment expense in the consolidated statements of operations.

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

13. SUBSEQUENT EVENT

In July 2009, we entered into an interest rate swap agreement that was designated as a cash flow hedge to hedge the risk of variability in interest rate payments related to LIBOR-based variable rate debt. The interest rate swap agreement has a notional amount of $50.0 million and converted floating rate debt to fixed rate debt at 2.0%.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	an Internal Revenue Service challenge to our valuation methodologies, which may result in a shift of income, gains, losses and/or deductions between our general partner and our unitholders;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to implement certain business and financial objectives, such as:

•	growing our asset base, particularly our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash;

•	accessing the capital markets at an acceptable cost;

•	purchasing additional contract operation contracts and equipment from Exterran Holdings; and

•	refinancing existing or incurring additional indebtedness to fund our business;

•	liability related to the use of our products and services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

GENERAL

We are a publicly held Delaware limited partnership formed on June 22, 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements. We completed our initial public offering in October 2006.

In August 2007, we changed our name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”). In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, a new company formed in anticipation of the merger, and Universal was merged with and into Exterran Holdings. As of June 30, 2009, public unitholders held a 43% ownership interest in us and Exterran Holdings owned our remaining equity interests, including the general partner interests and all of our incentive distribution rights.

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

OVERVIEW

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of natural gas reserves. Spending by natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply and future pricing and demand for oil and natural gas products and their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in natural gas exploration and production spending will normally result in increased or decreased demand for our products and services.

Natural gas consumption in the United States of America (“U.S.”) for the twelve months ended April 30, 2009 decreased by approximately 2.4% over the twelve months ended April 30, 2008. Total natural gas consumption is projected by the Energy Information Administration (“EIA”) to decline by 1.8% in 2009 and remain relatively unchanged in 2010, and is expected to increase by an average of 0.7% per year until 2030. For 2007, the U.S. accounted for an estimated annual production of approximately 19 trillion cubic feet of natural gas. The EIA estimates that the U.S.’s natural gas production level will be approximately 20 trillion cubic feet in calendar year 2030.

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

Our Performance Trends and Outlook

Beginning in the second half of 2008, there were severe disruptions in the credit and capital markets and reductions in global economic activity which have had a significant adverse impact on oil-and-gas-related commodity prices. Currently, we believe the decline in commodity prices and the uncertain credit and capital market conditions resulting from the global financial crisis will continue to negatively impact the level of spending by our customers in 2009 compared with 2008 levels.

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

Given the current economic environment in the U.S. and anticipated impact of lower natural gas prices and capital spending by customers, we expect a further reduction in demand and profitability in our business. We believe that lower demand, in addition to the available supply of idle and underutilized compression equipment owned by our customers and competitors will continue to negatively impact our ability to maintain or improve our horsepower utilization and revenues in the near term. In addition, because we initially purchased only contracted equipment from Exterran Holdings, we anticipate that the average utilization of our contract operations fleet will decrease over time as some units become idle due to the termination of contract operations service agreements. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the six months ended June 30, 2009 of approximately $0.9 million and $0.5 million, respectively.

Our level of capital spending depends on the demand for our services and the equipment we require to render those services to our customers. While our contract operations services business has historically experienced more stable demand than that for certain other energy service products and services, our total operating horsepower decreased by approximately 8% from December 31, 2008 to June 30, 2009, and we expect further horsepower declines during the remainder of 2009.

Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2009 (see Note 5 to the Financial Statements). During the three months ended June 30, 2009 and 2008, our cost of sales exceeded this cap by $1.5 million and $3.5 million, respectively. During the six months ended June 30, 2009 and 2008, our cost of sales exceeded this cap by $4.1 million and $7.1 million, respectively.

Exterran Holdings intends for us to be the primary growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of Exterran GP LLC’s board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and the availability to us of debt and equity capital. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. This discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us.

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total Available Horsepower (at period end)	1,033,840	741,859	1,033,840	741,859
Total Operating Horsepower (at period end)	839,527	650,735	839,527	650,735
Average Operating Horsepower	859,200	652,174	878,370	656,331
Horsepower Utilization:
Spot (at period end)	81%	88%	81%	88%
Average	83%	89%	85%	90%

FINANCIAL RESULTS OF OPERATIONS

The three months ended June 30, 2009 compared to the three months ended June 30, 2008

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended June 30,
	2009	2008
Revenue	$45,077	$34,999
Gross margin (1)	24,901	19,062
Gross margin percentage	55%	54%
Expenses:
Depreciation and amortization	$8,678	$5,811
Fleet impairment	2,995	—
Selling, general and administrative	5,551	4,745
Interest expense	4,805	3,445
Other (income) expense, net	—	(1,129)
Income tax expense	134	111
Net income	$2,738	$6,079

____________

(1)
For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.

Revenue.  Average monthly operating horsepower was 859,200 and 652,174 for the three months ended June 30, 2009 and 2008, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition. The inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition accounted for approximately $14.7 million of the increase in revenue, partially offset by a decrease in horsepower utilization, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Gross Margin.  The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily due to the inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition and due to an improved focus on managing operating costs, partially offset by a decrease in horsepower utilization, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Depreciation and Amortization.  The increase in depreciation and amortization expense was primarily due to the additional depreciation on the assets acquired in the July 2008 Contract Operations Acquisition.

Fleet Impairment. As a result of a decline in market conditions and operating horsepower, during the second quarter of 2009, we reviewed the idle compression assets used in our business for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we decided that 50 units representing 8,700 horsepower would be retired from the fleet.

We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $3 million, and the difference was recorded as a long-lived asset impairment in the second quarter of 2009. The impairment is recorded in Fleet impairment expense in the consolidated statements of operations.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. The increase in SG&A expense was primarily due to the increased costs associated with the increase in revenues after the July 2008 Contract Operations Acquisition. SG&A expenses represented 12% and 14% of revenues for the three months ended June 30, 2009 and 2008, respectively. The decrease in SG&A expense as a percentage of revenue was primarily due to the difference in the impact of the re-measurement of fair value of our unit options and phantom units. We recorded $37,000 in SG&A expense related to the re-measurement of fair value of the phantom units for the three months ended June 30, 2009 and we recorded $0.9 million in SG&A expense related to the re-measurement of fair value of the unit options for the three months ended June 30, 2008. We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries that provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options and certain phantom units each period and to record a cumulative adjustment of the expense previously recognized.

Interest Expense.  The increase in interest expense was primarily due to a higher average balance of long-term debt for the second quarter of 2009 resulting from the additional debt incurred for the July 2008 Contract Operations Acquisition. This increase was partially offset by a decrease in our weighted average effective interest rate, including the impact of interest rate swaps, to 4.7% for the three months ended June 30, 2009 from 6.0% for the three months ended June 30, 2008.

Other (Income) Expense, Net.  The decrease in other (income) expense, net was due to a $1.1 million gain on the sale of used compression equipment during the three months ended June 30, 2008.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax. The increase in income tax expense for the three months ended June 30, 2009 was primarily due to an increase in our revenue earned within the states of Texas and Michigan.

The six months ended June 30, 2009 compared to the six months ended June 30, 2008

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Revenue	$93,310	$70,266
Gross margin (1)	50,952	38,186
Gross margin percentage	55%	54%
Expenses:
Depreciation and amortization	$17,012	$11,485
Fleet impairment	2,995	—
Selling, general and administrative	11,552	7,746
Interest expense	9,624	7,246
Other (income) expense, net	27	(1,139)
Income tax expense	283	222
Net income	$9,459	$12,626
____________

(1)
For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.

Revenue.  Average monthly operating horsepower was 878,370 and 656,331 for the six months ended June 30, 2009 and 2008, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition. The inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition accounted for approximately $31.3 million of the increase in revenue, partially offset by a decrease in horsepower utilization, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Gross Margin.  The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to the inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition and an improved focus on managing operating costs, partially offset by a decrease in horsepower utilization, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Depreciation and Amortization.  The increase in depreciation and amortization expense was primarily due to the additional depreciation on the assets acquired in the July 2008 Contract Operations Acquisition.

Fleet Impairment. As a result of a decline in market conditions and operating horsepower, during the second quarter of 2009, we reviewed the idle compression assets used in our business for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we decided that 50 units representing 8,700 horsepower would be retired from the fleet.

We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $3 million, and the difference was recorded as a long-lived asset impairment in the second quarter of 2009. The impairment is recorded in Fleet impairment expense in the consolidated statements of operations.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. The increase in SG&A expense was primarily due to the increased costs associated with the increase in revenues after the July 2008 Contract Operations Acquisition. SG&A expenses represented 12% and 11% of revenues for the six months ended June 30, 2009 and 2008, respectively. The increase in SG&A expense as a percentage of revenue was primarily due to the difference in the impact of the re-measurement of fair value of our unit options and phantom units. We recorded $39,000 in SG&A expense related to the re-measurement of fair value of the phantom units for the six months ended June 30, 2009 and we recorded a reduction to SG&A expense of $0.3 million related to the re-measurement of fair value of the unit options for the six months ended June 30, 2008. We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries that provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options and certain phantom units each period and to record a cumulative adjustment of the expense previously recognized.

Interest Expense.  The increase in interest expense was primarily due to a higher average balance of long-term debt for the six months ended June 30, 2009 resulting from the additional debt incurred for the July 2008 Contract Operations Acquisition. This increase was partially offset by a decrease in our weighted average effective interest rate, including the impact of interest rate swaps, to 4.7% for the six months ended June 30, 2009 from 6.4% for the six months ended June 30, 2008.

Other (Income) Expense, Net.  The decrease in other (income) expense, net was due to a $1.1 million gain on the sale of used compression equipment during the six months ended June 30, 2008.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax. The increase in income tax expense for the six months ended June 30, 2009 was primarily due to an increase in our revenue earned within the states of Texas and Michigan.

LIQUIDITY AND CAPITAL RESOURCES

The following tables summarize our sources and uses of cash for the six months ended June 30, 2009 and 2008, and our cash and working capital as of the end of the periods presented (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$33,995	$15,815
Investing activities	(11,245)	(6,697)
Financing activities	(25,430)	(10,935)
Net change in cash and cash equivalents	$(2,680)	$(1,817)

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$564	$3,244
Working capital	13,492	22,284

Operating Activities.  The increase in net cash provided by operating activities was primarily the result of additional cash flow from operating activities generated from increased activity after the July 2008 Contract Operations Acquisition and an increase in cash provided by accounts receivable collections for the six months ended June 30, 2009 compared to cash used for accounts receivable for the six months ended June 30, 2008.

Investing Activities.  The increase in cash used in investing activities during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily attributable to $5.3 million in proceeds from the sale of used compression equipment in the six months ended June 30, 2008. Capital expenditures for the six months ended June 30, 2009 were $11.4 million, consisting of $3.1 million for fleet growth capital and $8.3 million for compressor maintenance activities. Included in our capital expenditures for the six months ended June 30, 2009 were new compression equipment purchases of $1.3 million from Exterran Holdings.

Financing Activities.  The increase in cash used in financing activities during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily the result of an increase in distributions to our unitholders and net repayments under our revolving credit facility during the six months ended June 30, 2009.

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

We currently plan to spend approximately $21 million to $30 million in net capital expenditures during 2009 including (1) $5 million to $10 million on growth capital for fleet equipment and (2) approximately $16 million to $20 million on equipment maintenance capital.

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

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital.  We expect that we will rely primarily upon external financing sources, including our revolving credit facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner to fund our acquisitions and expansion capital expenditures. As a result of the tightening of the credit markets and the economic slowdown, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow. Additionally, our ability to utilize the issuance of equity securities as a source of expansion capital is currently limited by our credit agreement, which requires us to use the proceeds from any equity offering first to repay our $117.5 million term loan facility in full. We expect that we will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business, including future capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. Because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute for each unit. There are no limitations in our partnership agreement or in the terms of our revolving credit facility on our ability to issue additional units, including units ranking senior to our common units.

Credit and Financial Industry Environment.  The credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. If any lender under our revolving credit facility is not able to perform its obligations under our revolving credit facility, our borrowing capacity under this facility would be reduced by such lender’s pro rata portion of the unfunded commitments.

The financial crisis could also have an impact on our remaining interest rate swap agreements if the counterparties are unable to perform their obligations under those agreements. At June 30, 2009, the combined liability related to our outstanding swap agreements was $15.9 million and was all in favor of our counterparties.

Long- term Debt.  In October 2006, we, as guarantor, and EXLP Operating LLC, our wholly-owned subsidiary, entered into a five-year senior secured credit agreement. The revolving credit facility under the credit agreement initially consisted of a $225 million revolving credit facility that was expanded to $315 million in July 2007.

Our revolving credit facility bears interest at a base rate, or LIBOR, at our option, plus an applicable margin, as defined in the credit agreement. At June 30, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 1.5%. The weighted average interest rate on the outstanding balance at June 30, 2009, excluding the effect of interest rate swaps, was 2.3%.

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

The term loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. At June 30, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 2.0%. Borrowings under the term loan are subject to the same credit agreement covenants as our revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis. The weighted average interest rate on the outstanding balance of the term loan at June 30, 2009, excluding the effect of interest rate swaps, was 2.3%.

As of June 30, 2009, we had approximately $270.3 million outstanding and $44.8 million available under our revolving credit facility. All amounts under the revolving credit facility mature in October 2011.

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to: incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of

Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. As of June 30, 2009, we maintained a 4.5 to 1.0 EBITDA to Total Interest Expense ratio and a 4.4 to 1.0 Total Debt to EBITDA ratio. As of June 30, 2009, we were in compliance with all financial covenants under the credit agreement. For further information regarding the covenants of our senior secured credit facility, see Part II, Item 1A “Risk Factors” of this report.

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

On July 30, 2009, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from April 1, 2009 through June 30, 2009. The record date for this distribution is August 10, 2009 and payment is expected to occur on August 14, 2009.

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

The following table reconciles our net income to gross margin (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Net income	$2,738	$6,079	$9,459	$12,626
Depreciation and amortization	8,678	5,811	17,012	11,485
Fleet impairment	2,995	—	2,995	—
Selling, general and administrative	5,551	4,745	11,552	7,746
Interest expense	4,805	3,445	9,624	7,246
Other (income) expense, net	—	(1,129)	27	(1,139)
Income tax expense	134	111	283	222
Gross margin	$24,901	$19,062	$50,952	$38,186

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of June 30, 2009, after taking into consideration interest rate swaps, we had approximately $182.8 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $1.8 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Notes 9, 10 and 13 to the Financial Statements.

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

Our credit facility includes covenants limiting our ability to make distributions, incur indebtedness, grant liens, merge, make loans, acquisitions, investments or dispositions and engage in transactions with affiliates. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. As of June 30, 2009, we maintained a 4.5 to 1.0 EBITDA to Total Interest Expense ratio and a 4.4 to 1.0 Total Debt to EBITDA ratio. As of June 30, 2009, we were in compliance with all financial covenants under our credit agreement.

If we continue to experience a significant deterioration in the demand for our services, we may not be able to comply with certain of the covenants associated with our indebtedness before the end of 2009. The breach of any of our covenants could result in a default under our credit agreement which could cause our indebtedness under our credit agreement to become due and payable. If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected.

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

In March 2009, the Environmental Protection Agency (“EPA”) formally proposed new regulations under the Clean Air Act (“CAA”) to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule, if and when finalized by the EPA, may require us to undertake significant expenditures, including expenditures for installing pollution control equipment such as oxidation catalysts or non-selective catalytic reduction equipment, imposing more stringent maintenance practices, and implementing additional monitoring practices on a significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The comment period on the proposed regulation ended on June 3, 2009. Under the proposal, compliance will be required by three years from the effective date of the final rule. This proposed rule and any other new regulations requiring the installation of more sophisticated emission control equipment could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Climate change legislation and regulatory initiatives could result in increased compliance costs.

Scientific studies suggest that emissions of certain gases, commonly referred to as “greenhouse gases,” such as carbon dioxide and methane, may be contributing to climatic changes in the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the U.S. Congress will continue actively to consider, legislation to restrict or regulate emissions of greenhouse gases. The American Clean Energy and Security Act of 2009, narrowly approved by the U.S. House of Representatives on June 26, 2009, could if enacted by the full Congress require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. The debate over federal climate legislation has moved on to the Senate, which has now commenced committee hearings and consideration of related legislation, with the Senate's leadership targeting this legislation for further action toward the end of September 2009. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that small sources such as gas-fired compressors could be subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

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

Exterran Partners, L.P.

By: EXTERRAN GENERAL PARTNER, L.P.
its General Partner

By: EXTERRAN GP LLC
its General Partner

Date: August 6, 2009	By:	/s/ DAVID S. MILLER
David S. Miller
Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President — Finance and Accounting (Principal Accounting Officer)

Index to Exhibits

Exhibit No.		Description
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

____________

*	Filed herewith.