Form 10-Q
period 2009-09-30
EXTERRAN PARTNERS, L.P.
filed 2009-11-05
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

As of October 30, 2009, there were 12,793,612 common units and 6,325,000 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit amounts)
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$330	$3,244
Accounts receivable, trade, net of allowance of $334 and $230, respectively	19,447	25,958
Due from affiliates, net	8,870	6,445
Total current assets	28,647	35,647
Compression equipment	582,986	566,286
Accumulated depreciation	(155,415)	(131,973)
Net compression equipment	427,571	434,313
Goodwill	124,019	124,019
Interest rate swaps	225	—
Intangibles and other assets, net	5,492	5,965
Total assets	$585,954	$599,944

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$86	$297
Accrued liabilities	8,230	5,703
Accrued interest	1,994	1,880
Current portion of interest rate swaps	9,224	5,483
Total current liabilities	19,534	13,363
Long-term debt	384,500	398,750
Interest rate swaps	8,111	12,204
Other long-term liabilities	—	159
Total liabilities	412,145	424,476
Commitments and contingencies (Note 12)
Partners’ capital:
Limited partner units:
Common units, 12,793,612 and 12,767,462 units issued and outstanding	216,596	221,090
Subordinated units, 6,325,000 units issued and outstanding	(33,191)	(35,518)
General partner units, 2% interest with 389,642 units issued and outstanding	6,737	6,805
Accumulated other comprehensive loss	(16,333)	(16,909)
Total partners’ capital	173,809	175,468
Total liabilities and partners’ capital	$585,954	$599,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$41,317	$44,390	$134,627	$114,656
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense)	19,802	19,900	62,160	51,980
Depreciation and amortization	9,042	7,542	26,054	19,027
Fleet impairment	—	—	2,995	—
Selling, general and administrative	4,961	2,423	16,513	10,169
Interest expense	5,039	4,967	14,663	12,213
Other (income) expense, net	324	—	351	(1,139)
Total costs and expenses	39,168	34,832	122,736	92,250
Income before income taxes	2,149	9,558	11,891	22,406
Income tax expense	141	147	424	369
Net income	$2,008	$9,411	$11,467	$22,037

General partner interest in net income	$289	$432	$976	$805
Common units interest in net income	$1,151	$5,876	$7,019	$13,436
Subordinated units interest in net income	$568	$3,103	$3,472	$7,796

Weighted average common units outstanding:
Basic	12,800	11,980	12,784	10,900
Diluted	12,823	11,995	12,794	10,963

Weighted average subordinated units outstanding:
Basic	6,325	6,325	6,325	6,325
Diluted	6,325	6,325	6,325	6,325

Earnings per common unit:
Basic	$0.09	$0.49	$0.55	$1.23
Diluted	$0.09	$0.49	$0.55	$1.23

Earnings per subordinated unit:
Basic	$0.09	$0.49	$0.55	$1.23
Diluted	$0.09	$0.49	$0.55	$1.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$2,008	$9,411	$11,467	$22,037
Other comprehensive income:
Interest rate swap gain (loss)	(1,215)	(182)	576	683
Comprehensive income	$793	$9,229	$12,043	$22,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$11,467	$22,037
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,054	19,027
Fleet impairment	2,995	—
Amortization of debt issuance cost	273	246
Amortization of fair value of acquired interest rate swaps	112	150
Unit based compensation expense (income)	555	(2,142)
Gain on sale of compression equipment	—	(1,119)
Changes in assets and liabilities:
Accounts receivable, trade	6,511	(14,087)
Other assets	94	25
Accounts payable, trade	(511)	(257)
Other liabilities	2,627	2,246
Net cash provided by operating activities	50,177	26,126

Cash flows from investing activities:
Capital expenditures	(14,694)	(16,362)
Proceeds from the sale of compression equipment	—	5,275
Increase in amounts due from affiliates, net	(2,425)	(4,391)
Net cash used in investing activities	(17,119)	(15,478)

Cash flows from financing activities:
Borrowings under revolving credit facility	18,750	74,250
Repayments under revolving credit facility	(33,000)	(184,325)
Borrowings under term loan facility	—	117,500
Distributions to unitholders	(27,812)	(22,928)
Debt issuance costs	—	(309)
Capital contribution from limited and general partner	6,090	10,662
Increase in amounts due to affiliates, net	—	(7,503)
Net cash used in financing activities	(35,972)	(12,653)

Net decrease in cash and cash equivalents	(2,914)	(2,005)
Cash and cash equivalents at beginning of period	3,244	2,835
Cash and cash equivalents at end of period	$330	$830

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$4,032	$3,179
Contract operations equipment acquired/exchanged, net	$3,246	$133,591
Goodwill allocated in acquisitions	$—	$56,867
Intangible assets allocated in acquisitions	$—	$4,592
Debt assumed in acquisition	$—	$175,325
Common units issued to limited partner	$—	$19,522
General partner units issued to general partner	$—	$398

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

The potentially dilutive securities issued by us are unit options and phantom units, neither of which requires an adjustment to the amount of net income used for dilutive earnings per unit purposes. The aggregate dilutive effect of unit options and phantom units to our earnings per common unit for the three and nine months ended September 30, 2009 was 23,296 units and 9,843 units, respectively. The aggregate dilutive effect of unit options and phantom units to our earnings per common unit for the three and nine months ended September 30, 2008 was 15,017 units and 63,443 units, respectively. For the three months ended September 30, 2009, 580,715 unit options and zero phantom units were excluded from the calculation of diluted earnings per common and subordinated unit because they were anti-dilutive. For the nine months ended September 30, 2009, 580,715 unit options and 6,060 phantom units were excluded from the calculation of diluted earnings per common and subordinated unit because they were anti-dilutive. For the three months ended September 30, 2008, 332,142 unit options and 38,720 phantom units were excluded from the calculation of diluted earnings per common and subordinated unit because they were anti-dilutive. For the nine months ended September 30, 2008, zero unit options and 38,720 phantom units were excluded from the calculation of diluted earnings per common and subordinated unit because they were anti-dilutive.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, trade receivables and payables, interest rate swaps and long-term debt. At September 30, 2009 and December 31, 2008, the estimated fair values of such financial instruments, except for debt, approximated their carrying values as reflected in our consolidated balance sheets. As a result of the current credit environment, we believe that the fair value of our debt does not approximate its carrying value as of September 30, 2009 and December 31, 2008 because the applicable margin on our debt was below the market rates as of these dates. The fair value of our debt has been estimated based on similar debt transactions that occurred near September 30, 2009 and December 31, 2008. A summary of the fair value and carrying value of our debt as of September 30, 2009 and December 31, 2008 is shown in the table below (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$384,500	$362,112	$398,750	$366,476

Reclassifications

Certain amounts in the prior financial statements have been reclassified to conform to the 2009 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

Subsequent Events

We reviewed for subsequent events as of the issuance of these financial statements on November 5, 2009.

2. RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The new provisions of ASC 820 are effective for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB deferred the effective date to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. Our adoption of the required undeferred provisions of ASC 820 on January 1, 2008 did not have a material impact on our consolidated financial statements. Our adoption of the deferred provisions of ASC 820 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance under ASC 805, “Business Combinations” (“ASC 805”), which requires that all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; that acquisition costs generally be expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. ASC 805 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. Under ASC 805, adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805 would also apply the provisions of ASC 805. Our adoption of ASC 805 on January 1, 2009 did not have a material impact on our consolidated financial statements, although we are not able to predict its impact on future potential acquisitions.

In March 2008, the FASB issued guidance under ASC 260, “Earnings per Share” (“ASC 260”), which provides guidance on the accounting treatment of cash distributions in excess of earnings and earnings in excess of cash distributions. ASC 260 notes that when earnings are in excess of cash distributions, current-period earnings should be reduced by the amount of distributions to the general partner, limited partners and the incentive distribution rights holder determined in accordance with the contractual terms of our partnership agreement. The remaining undistributed earnings should be allocated to the general partner, limited partners and the incentive distribution rights holder using the distribution waterfall for available cash. When cash distributions are in excess of earnings, the excess should be allocated to the general partner and limited partners on the basis of their respective sharing of losses. The excess will also be allocated to the incentive distribution rights holder if the incentive distribution rights holder has a contractual obligation to share in losses on a basis that is objectively determinable. The new guidance under ASC 260 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and should be applied retrospectively for all financial statements presented. Our adoption of the new provisions of ASC 260 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued guidance under ASC 815, “Derivatives and Hedging” (“ASC 815”), which requires enhanced disclosures for derivative instruments, including those used in hedging activities. The new guidance in ASC 815 is effective for fiscal years beginning on or after November 15, 2008. Our adoption of the new provisions of ASC 815 on January 1, 2009 did not have a material impact on our consolidated financial statements; however, we have expanded disclosures regarding our derivative instruments.

In April 2008, the FASB issued guidance under ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset, in accordance with GAAP. The new guidance under ASC 350 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The new guidance under ASC 350 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our adoption of the new provisions of ASC 350 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance under ASC 825, “Financial Instruments”, section 10-65-1 (“ASC 825-10-65-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Prior to issuing ASC 825-10-65-1, fair values for financial instruments were only disclosed once a year. ASC 825-10-65-1 was effective for interim reporting periods ending after June 15, 2009. ASC 825-10-65-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption, and, in periods after initial adoption, requires comparative disclosures only for periods ending after initial adoption. Our adoption of the provisions of ASC 825-10-65-1 on June 30, 2009 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance under ASC 855, “Subsequent Events” (“ASC 855”), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. Our adoption of the provisions of ASC 855 on June 30, 2009 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. The new guidance under ASC 105 is effective for interim and annual periods ending after September 15, 2009. Our adoption of the new provisions of ASC 105 on September 30, 2009 did not have a material impact on our consolidated financial statements.

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

Unaudited Pro Forma Financial Information

Pro forma financial information for the three and nine months ended September 30, 2008 has been included to give effect to the significant expansion of our compressor fleet and service contracts as the result of the July 2008 Contract Operations Acquisition. The transactions are presented in the pro forma financial information as though the transactions had occurred as of January 1, 2008.

The unaudited pro forma financial information for the three and nine months ended September 30, 2008 reflects the following transactions:

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

The following table presents pro forma financial information for the three and nine months ended September 30, 2008 (in thousands, except per unit amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2008
Total revenues	$48,084	$144,530
Net income	$9,498	$26,988
Earnings per limited partner unit—Basic	$0.47	$1.35
Earnings per limited partner unit—Diluted	$0.47	$1.35

Pro forma earnings per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units were assumed to have been outstanding since the beginning of the periods presented. Pursuant to our partnership agreement, to the extent the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to the holders of common and subordinated units. The pro forma net earnings per limited partner unit calculations include adjustments for the pro forma incentive distributions to our general partner. A reduction to net income allocable to the limited partners of approximately $49,000 and $0.2 million, respectively, was included for the three and nine months ended September 30, 2008, to reflect the amount of additional incentive distributions that would have occurred if the excess of net earnings over actual distributions for the period had been distributed.

4. MERGER BETWEEN UNIVERSAL AND HANOVER

On August 20, 2007, Universal Compression Holdings, Inc. (“Universal”) and Hanover Compressor Company (“Hanover”) completed their merger transaction. In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, and Universal then merged with and into Exterran Holdings. As a result of the merger, Exterran Holdings became the indirect owner of our general partner, which as of September 30, 2009, owned 389,642 general partner units, representing a 2% general partner interest, and all the incentive distribution rights in us. As of September 30, 2009, Exterran Holdings owned 4,428,067 common units and 6,325,000 subordinated units which, together with the general partner interest, represent a 57% total ownership interest in us.

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

During the nine months ended September 30, 2009, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 81 compressor units, totaling approximately 34,600 horsepower with a net book value of approximately $18.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 164 compressor units, totaling approximately 36,800 horsepower with a net book value of approximately $21.2 million. During the nine months ended September 30, 2008, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 86 compressor units, totaling approximately 42,000 horsepower with a net book value of approximately $20.3 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 213 compressor units, totaling approximately 45,800 horsepower with a net book value of approximately $20.0 million. During the nine months ended September 30, 2009, we recorded an equity contribution of approximately $3.2 million related to the difference in net book value on the compression equipment that was exchanged with us. During the nine months ended September 30, 2008, we recorded as an equity distribution approximately $0.3 million related to the difference in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid a nominal amount to Exterran Holdings for the difference in fair value of the equipment in connection with the transfers. We recorded the compressor units received at the historical book basis of Exterran Holdings. The units we received from Exterran Holdings were being utilized to provide services to our customers on the date of the transfers and, prior to the transfers, had been leased by us from Exterran Holdings. The units we transferred to Exterran Holdings were being utilized to provide services to customers of Exterran Holdings on the date of the transfers, and prior to the transfers had been leased by Exterran Holdings from us.

Under the Omnibus Agreement, Exterran Holdings agreed that, for a period that will terminate on December 31, 2009, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any selling, general and administrative (“SG&A”) costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). From July 9, 2007 through July 29, 2008, cost of sales were capped at $18.00 per operating horsepower per quarter. From July 30, 2008 through September 30, 2009, cost of sales were capped at $21.75 per operating horsepower per quarter. From July 9, 2007 through July 29, 2008, SG&A costs were capped at $4.75 million per quarter. From July 30, 2008 through September 30, 2009, SG&A costs were capped at $6.0 million per quarter. These caps may be subject to future adjustment in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the three months ended September 30, 2009 and 2008, our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.0 million and $3.6 million, respectively. For the nine months ended September 30, 2009 and 2008, our cost of sales exceeded the cap provided in the Omnibus Agreement by $6.1 million and $10.7 million, respectively. For the three and nine months ended September 30, 2009 our SG&A expense did not exceed the cap provided in the Omnibus Agreement. For each of the three and nine month periods ended September 30, 2008, our SG&A expense exceeded the cap provided in the Omnibus Agreement by $16,000. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.

Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of Exterran GP LLC’s board of directors. During the nine months ended September 30, 2009 and 2008, we purchased $1.3 million and $8.1 million, respectively, of new compression equipment from Exterran Holdings. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as an equity distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. As a result, the equipment purchased during the nine months ended September 30, 2009 and 2008 was recorded in our consolidated balance sheet as property, plant and equipment of $1.2 million and $7.3 million, respectively, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $0.1 million and $0.8 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the nine months ended September 30, 2009 and 2008, Exterran

Holdings contributed $4.0 million and $3.2 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to lease compression equipment between Exterran Holdings and us so as to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be leased if it will not cause us to breach any existing compression services contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. At September 30, 2009, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $9.6 million and $2.7 million, respectively.

For the nine months ended September 30, 2009 and 2008, we had revenues of $0.8 million and $1.2 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the nine months ended September 30, 2009 and 2008, we had cost of sales of $8.1 million and $5.5 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

6. DEBT

Long-term debt consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Revolving credit facility due October 2011	$267,000	$281,250
Term loan facility due October 2011	117,500	117,500
Long-term debt	$384,500	$398,750

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. As of September 30, 2009, we maintained a 4.3 to 1.0 EBITDA to Total Interest Expense ratio and a 4.7 to 1.0 Total Debt to EBITDA ratio. As of September 30, 2009, we were in compliance with all financial covenants under the credit agreement.

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

•	fourth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	fifth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2007, 2008 and 2009:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution
1/1/2007 – 3/31/2007	May 15, 2007	$0.3500	$ 4.5 million
4/1/2007 – 6/30/2007	August 14, 2007	0.3500	6.0 million
7/1/2007 – 9/30/2007	November 14, 2007	0.4000	6.8 million
10/1/2007 – 12/31/2007	February 14, 2008	0.4250	7.3 million (1)
1/1/2008 – 3/31/2008	May 14, 2008	0.4250	7.3 million (1)
4/1/2008 – 6/30/2008	August 14, 2008	0.4250	8.3 million (1)
7/1/2008 – 9/30/2008	November 14, 2008	0.4625	9.3 million (1)
10/1/2008 – 12/31/2008	February 13, 2009	0.4625	9.3 million (1)
1/1/2009 – 3/31/2009	May 15, 2009	0.4625	9.3 million (1)
4/1/2009 – 6/30/2009	August 14, 2009	0.4625	9.3 million (1)

(1)	Including distributions to our general partner on its incentive distribution rights.

On October 30, 2009, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from July 1, 2009 through September 30, 2009. The record date for this distribution is November 9, 2009 and payment is expected to occur on November 13, 2009.

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

We have granted unit options to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. We have also granted phantom units to directors of Exterran GP LLC and to employees of Exterran Holdings and its subsidiaries. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of these unit options and phantom units each period and record a cumulative adjustment of the expense previously recognized. We recorded $67,000 and $0.1 million, respectively, in SG&A expense related to the re-measurement of fair value of the phantom units for the three and nine months ended September 30, 2009. We recorded a reduction to expense of $3.6 million and $3.8 million for the three and nine months ended September 30, 2008 related to the re-measurement of fair value of the unit options and phantom units.

Unit Options

As of September 30, 2009, we had 580,715 outstanding unit options. The unit options vested and became exercisable on January 1, 2009, and expire on December 31, 2009.

The following table presents unit option activity for the nine months ended September 30, 2009 (remaining life in years):

	Unit Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Unit options outstanding, December 31, 2008	591,429	$23.77
Cancelled	(10,714)	25.94
Unit options outstanding, September 30, 2009	580,715	$23.73	0.3	$—
Unit options exercisable, September 30, 2009	580,715	$23.73	0.3	$—

Intrinsic value is the difference between the market value of our units and the exercise price of each unit option multiplied by the number of unit options outstanding for those unit options where the market value exceeds their exercise price.

Phantom Units

During the nine months ended September 30, 2009, we granted 84,166 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which settle 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents phantom unit activity for the nine months ended September 30, 2009:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2008	48,152	$30.98
Granted	84,166	11.85
Vested	(34,576)	24.02
Cancelled	(6,945)	16.30
Phantom units outstanding, September 30, 2009	90,797	$17.01

During the nine months ended September 30, 2009, 8,426 phantom units were withheld from the 34,576 phantom units vested during the period to cover taxes withheld on the vesting date. As of September 30, 2009, $1.2 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.1 years.

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

Interest Rate Risk

At September 30, 2009, we were party to four interest rate swaps in which we pay fixed payments and receive floating payments on a notional value of $255.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates through July 2012. The weighted average effective fixed interest rate payable on our interest rate swaps was 4.7% as of September 30, 2009. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges.

We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the three and nine months ended September 30, 2009 and 2008, there was no ineffectiveness related to these swaps. We estimate that $9.2 million of deferred pre-tax losses from the interest rate swaps will be realized as an expense during the next twelve months. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2009
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$225
Interest rate hedges	Current portion of interest rate swaps	(9,224)
Interest rate hedges	Interest rate swaps	(8,111)
Total derivatives		$(17,110)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(1,215)	Interest expense	$(839)	$576	Interest expense	$(4,801)

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

10. FAIR VALUE MEASUREMENTS

ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.

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

The following table summarizes the valuation of our interest rate swaps under ASC 820 pricing levels as of September 30, 2009 (in thousands):

	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps asset (liability)	$(17,110)	$—	$(17,110)	$—

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

We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $3.0 million, and the difference was recorded as a long-lived asset impairment in the second quarter of 2009. The impairment is recorded in Fleet impairment expense in the consolidated statements of operations.

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

13. SUBSEQUENT EVENTS

In October 2009, we and Exterran Holdings announced a transaction, which is expected to close in November 2009, pursuant to which we will acquire from Exterran Holdings contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements, comprising approximately 273,000 horsepower, or approximately 6% (by available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “November 2009 Contract Operations Acquisition”). The total value of the transaction is approximately $143.0 million, excluding estimated transaction costs. In connection with this acquisition, we intend to assume $57.2 million of debt from Exterran Holdings and issue to Exterran Holdings’ wholly-owned subsidiaries approximately 4.7 million common units and approximately 97,000 general partner units.

In connection with the transaction described above, we entered into a new $150 million asset-backed securitization facility (the “2009 ABS Facility”), a portion of which is expected to be used to fund the November 2009 Contract Operations Acquisition. The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders will accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at our option, either LIBOR or a base rate. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 LLC and its subsidiaries, consisting primarily of compression services contracts and a fleet of natural gas compressor units. As of November 5, 2009, none of the 2009 ABS Facility notes has been issued.

Also, in connection with the closing of the November 2009 Contract Operations Acquisition, we intend to amend and restate our existing Omnibus Agreement with Exterran Holdings. The agreement, among other things, will increase the cap on the amount we must reimburse Exterran Holdings for SG&A expenses it incurs on our behalf from $6.0 million per quarter to $7.6 million per quarter (after taking into account such costs that we incur and pay directly) and extend the duration of the cap on our reimbursement of SG&A expenses and the cap on our reimbursement of cost of sales Exterran Holdings allocates to us, based on such costs it incurs on our behalf, for an additional year such that the caps will then terminate on December 31, 2010.

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

Such forward-looking statements in this report include, without limitation, statements regarding:

•	our business growth strategy and projected costs;

•	our future financial position;

•	the sufficiency of available cash flows to make cash distributions;

•	our ability to comply with financial covenants contained in our credit agreements;

•	the expected timing and amount of our capital expenditures;

•	anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business;

•	the future value of our equipment;

•	plans and objectives of our management for our future operations; and

•	any potential contribution of additional assets from Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”) to us.

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

In August 2007, we changed our name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”). In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, a new company formed in anticipation of the merger, and Universal was merged with and into Exterran Holdings. As of September 30, 2009, public unitholders held a 43% ownership interest in us and Exterran Holdings owned our remaining equity interests, including the general partner interests and all of our incentive distribution rights.

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

November 2009 Contract Operations Acquisition

In October 2009, we and Exterran Holdings announced a transaction, which is expected to close in November 2009, pursuant to which we will acquire from Exterran Holdings contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements, comprising approximately 273,000 horsepower, or approximately 6% (by available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “November 2009 Contract Operations Acquisition”). The total value of the transaction is approximately $143.0 million, excluding estimated transaction costs. In connection with this acquisition, we intend to assume $57.2 million of debt from Exterran Holdings and issue to Exterran Holdings’ wholly-owned subsidiaries approximately 4.7 million common units and approximately 97,000 general partner units.

In connection with the transaction discussed above, we entered into a new $150 million asset-backed securitization facility (the “2009 ABS Facility”), a portion of which is expected to be used to fund the November 2009 Contract Operations Acquisition. The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders will accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at our option, either LIBOR or a base rate. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 LLC and its subsidiaries, consisting primarily of compression services contracts and a fleet of natural gas compressor units. As of November 5, 2009, none of the 2009 ABS Facility notes has been issued.

Also, in connection with the closing of the November 2009 Contract Operations Acquisition, we intend to amend and restate our existing Omnibus Agreement with Exterran Holdings. The transaction, among other things, will increase the cap on the amount we must reimburse Exterran Holdings for SG&A expenses it incurs on our behalf from $6.0 million per quarter to $7.6 million per quarter (after taking into account such costs that we incur and pay directly) and extend the duration of the cap on our reimbursement of SG&A expenses and the cap on our reimbursement of cost of sales Exterran Holdings allocates to us, based on such costs it incurs on our behalf, for an additional year such that the caps will then terminate on December 31, 2010.

Omnibus Agreement

We are a party to an Omnibus Agreement, the terms of which include, among other things:

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

For further discussion of the Omnibus Agreement, see Notes 5 and 13 to the Financial Statements of this report.

OVERVIEW

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of natural gas reserves. Spending by natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply and demand for and future pricing of oil and natural gas products, as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in natural gas exploration and production spending will normally result in increased or decreased demand for our products and services.

Natural gas consumption in the United States of America (“U.S.”) for the twelve months ended July 31, 2009 decreased by approximately 3.8% over the twelve months ended July 31, 2008. Total natural gas consumption in the U.S. is projected by the Energy Information Administration (“EIA”) to decline by 2.0% in 2009 and by 0.2% in 2010, and is expected to increase by an average of  0.7% per year until 2030. For 2008, the U.S. accounted for an estimated annual production of approximately 21 trillion cubic feet of natural gas. The EIA expects total U.S. marketed natural gas production to increase by 1.5% in 2009 and decline by 3.8% in 2010. The EIA estimates that the U.S.’s natural gas production level will be approximately 23 trillion cubic feet in calendar year 2030.

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

Our Performance Trends and Outlook

Beginning in the second half of 2008, there have been reductions in global economic activity which have had a significant adverse impact on oil-and-gas-related commodity prices. Recently, there have been indications that global economic activity is beginning to rebound and oil prices have increased and natural gas prices have stabilized. However, we continue to believe the decrease in activity levels in the energy industry in the U.S. as compared to 2008 will continue to negatively impact the level of capital spending by our customers and, therefore, our business activity for the near term.

Our revenue, earnings and financial position are affected by, among other things, (i) market conditions that impact demand and pricing for natural gas compression, (ii) our customers’ decisions to utilize our services rather than purchase equipment or utilize our competitors’ services, and (iii) the timing and consummation of acquisitions of additional contract operations customer contracts and equipment from Exterran Holdings. In particular, many of our contracts with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations and cash available for distribution.

Given the current economic environment in the U.S. and anticipated impact of lower capital spending by customers, we expect a further reduction in demand for our services. We believe that the current economic environment and the available supply of idle and underutilized compression equipment owned by our customers and competitors will continue to negatively impact our ability to improve our horsepower utilization and revenues in the near term (excluding the impact of potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us). In addition, because we initially purchased only contracted equipment from Exterran Holdings, we anticipate that the average utilization of our contract operations fleet will decrease over time as some units become idle due to the termination of contract operations service agreements. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the nine months ended September 30, 2009 of approximately $1.3 million and $0.7 million, respectively.

Our level of capital spending depends on the demand for our services and the equipment we require to render those services to our customers. While the contract operations services business has historically experienced more stable demand than that for certain other energy service products and services, our total operating horsepower decreased by approximately 11% from December 31, 2008 to September 30, 2009, and we expect further horsepower declines during the remainder of 2009 and into 2010.

Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2009 (see Note 5 and Note 13 to the Financial Statements). During the three months ended September 30, 2009 and 2008, our cost of sales exceeded this cap by $2.0 million and $3.6 million, respectively. During the nine months ended September 30, 2009 and 2008, our cost of sales exceeded this cap by $6.1 million and $10.7 million, respectively. For the three and nine months ended September 30, 2009 our SG&A expense did not exceed the cap provided in the Omnibus Agreement. For each of the three and nine month periods ended September 30, 2008, our SG&A expense exceeded the cap provided in the Omnibus Agreement by $16,000.

Exterran Holdings intends for us to be the primary growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of Exterran GP LLC’s board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and the availability to us of debt and equity capital. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. In October 2009, we and Exterran Holdings announced a transaction, which is expected to close in November 2009, pursuant to which we will acquire from Exterran Holdings additional contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements. This discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us.

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total Available Horsepower (at period end)	1,038,607	1,017,417	1,038,607	1,017,417
Total Operating Horsepower (at period end)	808,275	909,011	808,275	909,011
Average Operating Horsepower	819,152	828,594	858,567	708,010
Horsepower Utilization:
Spot (at period end)	78%	89%	78%	89%
Average	79%	89%	83%	90%

FINANCIAL RESULTS OF OPERATIONS

The three months ended September 30, 2009 compared to the three months ended September 30, 2008

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended September 30,
	2009	2008
Revenue	$41,317	$44,390
Gross margin (1)	21,515	24,490
Gross margin percentage	52%	55%
Expenses:
Depreciation and amortization	$9,042	$7,542
Selling, general and administrative	4,961	2,423
Interest expense	5,039	4,967
Other (income) expense, net	324	—
Income tax expense	141	147
Net income	$2,008	$9,411

____________

(1)
For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.

Revenue.  Average monthly operating horsepower was 819,152 and 828,594 for the three months ended September 30, 2009 and 2008, respectively. The decrease in revenue and gross margin percentage was primarily due to pricing pressure that occurred during the three months ended September 30, 2009. The decrease in average monthly operating horsepower was primarily due to a deterioration in the economic climate and natural gas energy conditions in the U.S.

Gross Margin.  The decrease in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to the decrease in revenue caused by pricing pressure experienced in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Depreciation and Amortization.  The increase in depreciation and amortization expense was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the July 2008 Contract Operations Acquisition.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. SG&A expenses represented 12% and 5% of revenues for the three months ended September 30, 2009 and 2008, respectively. The increase in SG&A expense and SG&A expense as a percentage of revenue was primarily due to the difference in the impact of the re-measurement of fair value of our unit options and phantom units. We recorded $67,000 in SG&A expense related to the re-measurement of fair value of the phantom units for the three months ended September 30, 2009 and we recorded a $3.6 million reduction in SG&A expense related to the re-measurement of fair value of the unit options and phantom units for the three months ended September 30, 2008. We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries that provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options and certain phantom units each period and to record a cumulative adjustment of the expense previously recognized.

Interest Expense.  The increase in interest expense was primarily due to a higher average balance of long-term debt for the third quarter of 2009 resulting from the additional debt incurred for the July 2008 Contract Operations Acquisition. This increase was partially offset by a decrease in our weighted average effective interest rate, including the impact of interest rate swaps, to 5.0% for the three months ended September 30, 2009 from 6.3% for the three months ended September 30, 2008.

Other (Income) Expense, Net.  The increase in other (income) expense, net was due to $0.3 million of transaction costs associated with the November 2009 Contract Operations Acquisition recorded in the current year period.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax on revenue earned within the states of Texas and Michigan.

The nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Revenue	$134,627	$114,656
Gross margin (1)	72,467	62,676
Gross margin percentage	54%	55%
Expenses:
Depreciation and amortization	$26,054	$19,027
Fleet impairment	2,995	—
Selling, general and administrative	16,513	10,169
Interest expense	14,663	12,213
Other (income) expense, net	351	(1,139)
Income tax expense	424	369
Net income	$11,467	$22,037
____________

(1)
For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.

Revenue.  Average monthly operating horsepower was 858,567 and 708,010 for the nine months ended September 30, 2009 and 2008, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition. The inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition accounted for approximately $35.9 million of the increase in revenue, partially offset by a decrease in horsepower utilization and lower pricing, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in horsepower utilization was due to a deterioration in the economic climate and natural gas energy conditions in the U.S.

Gross Margin.  The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to the inclusion of the results from the assets acquired in the July 2008 Contract Operations Acquisition, partially offset by a decrease in horsepower utilization and lower pricing, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Depreciation and Amortization.  The increase in depreciation and amortization expense was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the July 2008 Contract Operations Acquisition.

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

We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $3.0 million, and the difference was recorded as a long-lived asset impairment in the second quarter of 2009. The impairment is recorded in Fleet impairment expense in the consolidated statements of operations.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. The increase in SG&A expense was primarily due to the impact of re-measuring the fair value of our phantom units and increased costs associated with the increase in revenues after the July 2008 Contract Operations Acquisition. SG&A expenses represented 12% and 9% of revenues for the nine months ended September 30, 2009 and 2008, respectively. The increase in SG&A expense as a percentage of revenue was primarily due to the difference in the impact of the re-measurement of fair value of our unit options and phantom units. We recorded $0.1 million in SG&A expense related to the re-measurement of fair value of the phantom units for the nine months ended September 30, 2009 and we recorded a reduction to SG&A expense of $3.8 million related to the re-measurement of fair value of the unit options and phantom units for the nine months ended September 30, 2008. We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries that provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options and certain phantom units each period and to record a cumulative adjustment of the expense previously recognized.

Interest Expense.  The increase in interest expense was primarily due to a higher average balance of long-term debt for the nine months ended September 30, 2009 resulting from the additional debt incurred for the July 2008 Contract Operations Acquisition. This increase was partially offset by a decrease in our weighted average effective interest rate, including the impact of interest rate swaps, to 4.8% for the nine months ended September 30, 2009, from 5.1% for the nine months ended September 30, 2008.

Other (Income) Expense, Net. The change in other (income) expense, net was due to a $1.1 million gain on the sale of used compression equipment during the nine months ended September 30, 2008 and by $0.3 million of transaction costs associated with the November 2009 Contract Operations Acquisition recorded in the current year period.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax expense for the nine months ended September 30, 2009 was primarily due to an increase in our revenue earned within the states of Texas and Michigan.

LIQUIDITY AND CAPITAL RESOURCES

The following tables summarize our sources and uses of cash for the nine months ended September 30, 2009 and 2008, and our cash and working capital as of the end of the periods presented (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$50,177	$26,126
Investing activities	(17,119)	(15,478)
Financing activities	(35,972)	(12,653)
Net change in cash and cash equivalents	$(2,914)	$(2,005)

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$330	$3,244
Working capital	9,113	22,284

Operating Activities.  The increase in net cash provided by operating activities was primarily the result of improvements in working capital due to accounts receivable, trade collections in the nine months ended September 30, 2009 compared to an increase in accounts receivable, trade for the nine months ended September 30, 2008.

Investing Activities.  The increase in cash used in investing activities during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to $5.3 million in proceeds from the sale of used compression equipment in the nine months ended September 30, 2008. This increase was partially offset by a decrease capital expenditures and amounts due from affiliates, net in the nine months ended September 30, 2009. Capital expenditures for the nine months ended September 30, 2009 were $14.7 million, consisting of $3.4 million for fleet growth capital and $11.3 million for compressor maintenance activities. Included in our fleet growth capital expenditures for the nine months ended September 30, 2009 were new compression equipment purchases of $1.3 million from Exterran Holdings.

Financing Activities.  The increase in cash used in financing activities during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily the result of an increase in net repayments under our debt facility.

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

We currently plan to spend approximately $19 million to $22 million in net capital expenditures during 2009 including (1) $4 million to $5 million on growth capital for fleet equipment and (2) approximately $15 million to $17 million on equipment maintenance capital.

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

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital.  We expect that we will rely primarily upon external financing sources, including our revolving credit facility and our new $150 million asset-backed securitization facility (the “2009 ABS Facility”) and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures. As a result of the tightening of the credit markets and the economic slowdown, our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow. Additionally, our ability to utilize the issuance of equity securities as a source of expansion capital is currently limited by our credit agreement, which requires us to use the cash proceeds from any equity offering first to repay our $117.5 million term loan facility in full. We expect that we will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business, including future capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. Because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute for each unit. There are no limitations in our partnership agreement or in the terms of our revolving credit facility or the 2009 ABS Facility on our ability to issue additional units, including units ranking senior to our common units.

Long- term Debt.  In October 2006, we, as guarantor, and EXLP Operating LLC, our wholly-owned subsidiary, entered into a five-year senior secured credit agreement. The revolving credit facility under the credit agreement initially consisted of a $225.0 million revolving credit facility that was expanded to $315.0 million in July 2007.

Our revolving credit facility bears interest at a base rate, or LIBOR, at our option, plus an applicable margin, as defined in the credit agreement. At September 30, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 1.75%. The weighted average interest rate on the outstanding balance at September 30, 2009, excluding the effect of interest rate swaps, was 2.2%.

In May 2008, we entered into an amendment to our senior secured credit facility that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility that matures in October 2011. Concurrent with the closing of the July 2008 Contract Operations Acquisition, the $117.5 million term loan was funded and $58.3 million was drawn on our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred in the acquisition. The $117.5 million term loan is non-amortizing but must be repaid with the net cash proceeds from any future equity offerings until paid in full. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each repayment under the term loan facility.

The term loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. At September 30, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 2.25%. Borrowings under the term loan are subject to the same credit agreement covenants as our revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis. The weighted average interest rate on the outstanding balance of the term loan at September 30, 2009, excluding the effect of interest rate swaps, was 2.5%.

As of September 30, 2009, we had approximately $267.0 million outstanding and $48.0 million available under our revolving credit facility. All amounts under the revolving credit facility mature in October 2011.

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. As of September 30, 2009, we maintained a 4.3 to 1.0 EBITDA to Total Interest Expense ratio and a 4.7 to 1.0 Total Debt to EBITDA ratio. If we continue to experience a significant deterioration in the demand for our services due to the current economic environment in the U.S., and we are unable to consummate further acquisitions (including the November 2009 Contract Operations Acquisition) from Exterran Holdings, amend our senior secured credit facility or restructure our debt, we estimate that we could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in our senior secured credit facility as early as the end of 2009. As of September 30, 2009, we were in compliance with all financial covenants under the credit agreement. For further information regarding the covenants of our senior secured credit facility, see Part II, Item 1A (“Risk Factors”) of this report.

In connection with the transaction described above in the section entitled “November 2009 Contract Operations Acquisition”, we entered into the 2009 ABS Facility, a portion of which is expected to be used to fund the November 2009 Contract Operations Acquisition. The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders will accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at our option, either LIBOR or a base rate. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 LLC, and its subsidiaries consisting primarily of compression services contracts and a fleet of natural gas compressor units. As of November 5, 2009, none of the 2009 ABS Facility notes has been issued.

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

On October 30, 2009, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $9.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from July 1, 2009 through September 30, 2009. The record date for this distribution is November 9, 2009 and payment is expected to occur on November 13, 2009.

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

The following table reconciles our net income to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$2,008	$9,411	$11,467	$22,037
Depreciation and amortization	9,042	7,542	26,054	19,027
Fleet impairment	—	—	2,995	—
Selling, general and administrative	4,961	2,423	16,513	10,169
Interest expense	5,039	4,967	14,663	12,213
Other (income) expense, net	324	—	351	(1,139)
Income tax expense	141	147	424	369
Gross margin	$21,515	$24,490	$72,467	$62,676

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of September 30, 2009, after taking into consideration interest rate swaps, we had approximately $129.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $1.3 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Notes 9 and 10 to the Financial Statements.

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

ITEM 1A. Risk Factors

There have been no material changes or updates in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

Covenants in our senior secured credit facility may impair our ability to operate our business.

Our senior secured credit facility includes covenants limiting our ability to make distributions, incur indebtedness, grant liens, merge, make loans, acquisitions, investments or dispositions and engage in transactions with affiliates. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. As of September 30, 2009, we maintained a 4.3 to 1.0 EBITDA to Total Interest Expense ratio and a 4.7 to 1.0 Total Debt to EBITDA ratio. As of September 30, 2009, we were in compliance with all financial covenants under our credit agreement.

If we continue to experience a significant deterioration in the demand for our services due to the current economic environment in the U.S., and we are unable to consummate further acquisitions (including the November 2009 Contract Operations Acquisition) from Exterran Holdings, amend our senior secured credit facility or restructure our debt, we estimate that we could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in our senior secured credit facility as early as the end of 2009. The breach of any of our covenants could result in a default under our credit agreement which could cause our indebtedness under our credit agreement to become due and payable. If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected.

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

Scientific studies suggest that emissions of certain gases, commonly referred to as “greenhouse gases,” such as carbon dioxide and methane, may be contributing to climatic changes in the Earth’s atmosphere. In response to such studies, President Obama has expressed support for, and it is anticipated that the U.S. Congress will continue actively to consider, legislation to restrict or regulate emissions of greenhouse gases. The American Clean Energy and Security Act of 2009, narrowly approved by the U.S. House of Representatives on June 26, 2009, could if enacted by the full Congress require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. The debate over federal climate legislation has moved on to the Senate, which is considering the Clean Energy Jobs and American Power Act, similar but somewhat more stringent legislation that was introduced in late September 2009. In addition, more than one-third of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that small sources such as gas-fired compressors could be subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as new motor vehicles, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the CAA’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources. In July 2008, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA, in response to the Supreme Court’s decision in Massachusetts. In the notice, the EPA evaluated the potential regulation of greenhouse gases under several different provisions of the CAA, but did not propose any specific, new regulatory requirements for greenhouse gases. The notice and three other recent regulatory developments, along with recent statements by the Administrator of the EPA, suggest that the EPA is beginning to pursue a path toward the regulation of greenhouse gas emissions under its existing CAA authority. First, in April 2009, the EPA proposed a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory and report their greenhouse gas emissions to the EPA beginning in 2011. That rule was finalized in late September 2009 and, at least for now, does not apply to oil and gas systems. Second, also in April 2009, the EPA responded to the Massachusetts case by issuing a proposed “endangerment finding” under section 202(a)(1) of the CAA concluding that greenhouse gas emissions from new motor vehicles are reasonably anticipated to endanger public health and welfare. If finalized, this finding may trigger a variety of regulatory consequences including obligations on the EPA to impose limits on greenhouse gas emissions from new motor vehicles. Further, the endangerment finding could be used by the EPA as a basis to impose limits on greenhouse gas emissions from certain categories of stationary sources. Both proposals are subject to a period of public comment, may or may not be adopted in the form proposed, and may be subject to judicial challenges upon adoption. Third, the EPA in late September 2009 proposed a rule that would provide for the tailored application of the agency's major air permitting programs to facilities – generally large industrial facilities of the type covered by the inventory rule described above – that annually emit over 25,000 tons of greenhouse gases. Although it is not possible at this time to predict how Congressional or state legislation that may be enacted or how these or other proposed regulations that may be adopted to address greenhouse gas emissions would impact our business, any such new federal, state or local regulation of carbon dioxide or other greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 6. Exhibits

ExhibitNo.		Description
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

2.2
Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC,
Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and
Exterran Partners, L.P.,  incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

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

Exterran Partners, L.P.

By: EXTERRAN GENERAL PARTNER, L.P.
its General Partner

By: EXTERRAN GP LLC
its General Partner

Date: November 5, 2009	By:	/s/ DAVID S. MILLER
David S. Miller
Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President — Finance and Accounting (Principal Accounting Officer)

Index to Exhibits

ExhibitNo.		Description
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

2.2
Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC,
Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and
Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

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