Form 10-K
period 2009-12-31
EXTERRAN PARTNERS, L.P.
filed 2010-02-25
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 5% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $71,291,935. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 12, 2010, there were 17,539,570 common units and 6,325,000 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

i

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the sufficiency of available cash flows to make cash distributions; the expected amount of our capital expenditures; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; plans and objectives of our management for our future operations; and any potential contribution of additional assets from Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”) to us. You can identify many of these statements by looking for words such as “believes,” “expects,” “intends,” “projects,” “anticipates,” “estimates,” “continues” or similar words or the negative thereof.

The forward-looking statements included in this report are also affected by the risk factors described below in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our Investor Relations link at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for natural gas and the impact on the price of natural gas, which could cause a decline in the demand for our compression services;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	our dependence on Exterran Holdings to provide services, including its ability to hire, train and retain key employees and to timely and cost effectively obtain components necessary to conduct our business;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	an Internal Revenue Service (“IRS”) challenge to our valuation methodologies, which may result in a shift of income, gains, losses and/or deductions between our general partner and our unitholders;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to implement certain business and financial objectives, such as:

•	growing our asset base, particularly our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash;

•	accessing the capital markets at an acceptable cost;

•	purchasing additional contract operations contracts and equipment from Exterran Holdings; and

•	refinancing existing or incurring additional indebtedness to fund our business;

•	liability related to the provision of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

General

We are a publicly held Delaware limited partnership formed on June 22, 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements. We completed our initial public offering in October 2006. As of December 31, 2009, public unitholders held a 34% ownership interest in us and Exterran Holdings owned our remaining equity interests, including the general partner interests and all of our incentive distribution rights.

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

In July 2007, we acquired from Universal Compression Holdings, Inc. (“Universal”) contract operations customer service agreements with eight customers and a fleet of approximately 720 compressor units used to provide compression services under those agreements having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and comprising approximately 282,000 horsepower, or 13% (by then available horsepower), of the combined U.S. contract operations business relating to natural gas compression of Universal and us (the “July 2007 Contract Operations Acquisition”) for approximately $233.0 million. In connection with this acquisition, we assumed $159.6 million in debt from Universal and issued to Universal’s wholly-owned subsidiaries approximately 2.0 million common units and approximately 82,000 general partner units. Additionally, we issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. We used the proceeds from the private placement to repay the remainder of the debt assumed from Universal.

In August 2007, we changed our name from Universal Compression Partners, L.P. to Exterran Partners, L.P., concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal. In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, a new company formed in anticipation of the merger, and Universal was merged with and into Exterran Holdings.

In July 2008, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of approximately 620 compressor units used to provide compression services under those agreements having a net book value of $133.9 million, net of accumulated depreciation of $16.5 million, and comprising approximately 254,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “July 2008 Contract Operations Acquisition”) for approximately $247.0 million. In connection with this acquisition, we assumed $175.3 million of debt from Exterran Holdings and issued to Exterran Holdings approximately 2.4 million common units and approximately 49,000 general partner units. Concurrent with the closing of the July 2008 Contract Operations Acquisition, we borrowed $117.5 million under our term loan and $58.3 million under our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred in the acquisition.

In November 2009, we acquired from Exterran Holdings contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements having a net book value of $137.2 million, net of accumulated depreciation of $47.2 million, and comprising approximately 270,000 horsepower, or approximately 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “November 2009 Contract Operations Acquisition”) for approximately $144.0 million. In connection with this acquisition, we assumed $57.2 million of debt from Exterran Holdings and issued to Exterran Holdings approximately 4.7 million common units and approximately 97,000 general partner units. In connection with the November 2009 Contract Operations Acquisition, we entered into a new $150 million asset-backed securitization facility (the “2009 ABS Facility”), a portion of which was used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred in the acquisition.

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

In connection with the closing of the November 2009 Contract Operations Acquisition, we amended and restated the Omnibus Agreement to, among other things, increase the cap on the amount we must reimburse Exterran Holdings for selling, general and administrative (“SG&A”) expenses it incurs on our behalf from $6.0 million per quarter to $7.6 million per quarter (after taking into account any such costs that we incur and pay directly) and to extend the duration of the cap on our reimbursement of SG&A expenses and cost of sales for an additional year such that the caps will now terminate on December 31, 2010. The amount of the cost of sales cap remained unchanged at $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly) on our reimbursement of cost of sales Exterran Holdings incurs on our behalf. For further discussion of the Omnibus Agreement, please see Note 5 to the Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements”) of this report.

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of the board of directors of Exterran GP LLC, the general partner of our general partner. The timing of such transactions would also depend on, among other things, market and economic conditions and the availability to us of debt and equity capital. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity.

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

Exterran General Partner, L.P., our general partner, is an indirect, wholly-owned subsidiary of Exterran Holdings and has sole responsibility for conducting our business and for managing our operations, which are conducted through our wholly-owned limited liability company, EXLP Operating LLC. Because our general partner is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC, which we sometimes refer to as our board of directors and our officers, respectively, make decisions on our behalf. All of those directors are elected by Exterran Holdings.

Our general partner does not receive any management fee or other compensation in connection with the management of our business, but it is entitled to reimbursement of all direct and indirect expenses incurred on our behalf subject to caps included in the Omnibus Agreement. Exterran Holdings and our general partner are also entitled to distributions on their limited partner interest and general partner interest, respectively and, if specified requirements are met, our general partner is entitled to distributions on its incentive distribution rights. For the period covering January 1, 2009 through December 31, 2009, our general partner received $1.1 million in distributions on its incentive distribution rights. For further discussion of our cash distribution policy, see “Cash Distribution Policy” included in Part II, Item 5 (“Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) of this report. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner, our general partner’s general partner or its directors.

Since the Hanover and Universal merger, Exterran Holdings has undertaken various internal restructuring transactions to streamline its business and simplify its financial and tax reporting. One of these internal restructuring transactions, which occurred on May 31, 2008, represented a sale or exchange of 50% or more of our capital and profits interests and therefore resulted in a technical termination of us for U.S. federal income tax purposes on such date. The technical termination did not affect our consolidated financial statements nor did it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes. However, our taxable year for all unitholders ended on May 31, 2008 and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. We believe that the deferral of depreciation deductions resulted in increased taxable income (or reduced taxable loss) to certain of our unitholders in 2008.

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

•	Wellhead and Gathering Systems — Natural gas compression that is used to transport natural gas from the wellhead through the gathering system is considered “field compression.” Compression at the wellhead is utilized because, at some point during the life of natural gas wells, reservoir pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well, allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Additionally, compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as secondary oil recovery or natural gas lift operations. Typically, these applications require low- to mid-range horsepower compression equipment located at or near the wellhead. Compression equipment is also used to increase the efficiency of a low-

capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing.

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

We believe outsourcing compression operations to compression service providers such as us offers customers:

•	the ability to efficiently meet their changing compression needs over time while limiting the underutilization of their existing compression equipment;

•	access to the compression service provider’s specialized personnel and technical skills, including engineers and field service and maintenance employees, which generally leads to improved production rates and/or increased throughput;

•	the ability to increase their profitability by transporting or producing a higher volume of natural gas through decreased compression downtime and reduced operating, maintenance and equipment costs by allowing the compression service provider to efficiently manage their compression needs; and

•	the flexibility to deploy their capital on projects more directly related to their primary business by reducing their compression equipment and maintenance capital requirements.

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to the following factors, among others:

•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas; and

•	increased production from unconventional sources, such as tight sands, shales and coalbeds.

Contract Operations Services Overview

We provide comprehensive contract operations services, which include our provision at the customer’s location of the personnel, equipment, tools, materials and supplies necessary to provide the amount of natural gas compression for which the customer has contracted. Based on the operating specifications at the customer’s location and the customer’s unique compression needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression and other services to our customers. When providing contract operations services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the producing formation and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs. We utilize both slow and high speed reciprocating compressors driven either by internal combustion engines or electric motors. We also utilize rotary screw compressors for specialized applications.

Our equipment is maintained in accordance with established maintenance schedules. These maintenance procedures are updated as technology changes and as Exterran Holdings develops new techniques and procedures. In addition, because Exterran Holdings’ field technicians provide maintenance on substantially all of our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. We expect that these maintenance procedures will maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life as that has been our and Exterran Holdings’ experience. Generally, each of our compressor units undergoes a major overhaul once every three to seven years, depending on the type and size of the unit. If a unit requires maintenance or reconfiguration, we expect Exterran Holdings’ maintenance personnel will service it as quickly as possible to meet the needs of our customer.

We and our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly rate that is generally adjusted only if we fail to operate in accordance with the contract requirements. At the end of an initial minimum term, which is typically between six and twelve months, contract operations services generally continue until terminated by either party with 30 days advanced notice. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity prices. See “General Terms of our Contract Operations Customer Service Agreements,” below, for a more detailed description.

We intend to continue to work with Exterran Holdings to manage our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When one of Exterran Holdings’ salespersons is advised of a new contract operations services opportunity allocable to us, he or she will obtain relevant information concerning the project, including natural gas flow, pressure and natural gas composition, and then he or she will review both our fleet and the fleet of Exterran Holdings for an available and appropriate compressor unit. In the event that a customer presents us with an opportunity to provide contract operations services for a project with appropriate lead time, we may choose to purchase newly-fabricated equipment from Exterran Holdings or others to fulfill our customer’s needs. Please read Part III, Item 13 (“Certain Relationships and Related Transactions and Director Independence”) of this report for additional information regarding our ability to share or exchange compression equipment with, or purchase equipment from, Exterran Holdings.

As of December 31, 2009, our fleet consisted of 3,401 compressors, as reflected in the following table:

	Total	% of	Number of
Horsepower Range	Horsepower	Horsepower	Units

0-200	193,173	15%	1,771
201-500	249,233	19%	850
501-800	127,482	10%	208
801-1,100	155,917	12%	163
1,101-1,500	460,337	35%	347
1,501 and over	118,069	9%	62

Total	1,304,211	100%	3,401

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

Business Strategy

The key elements of our business strategy are described below:

•	Leverage our relationship with Exterran Holdings. Our relationship with Exterran Holdings provides us numerous revenue and cost advantages, including the ability to access new and idle compression equipment, deploy that equipment in most of the major natural gas producing regions in the U.S. and provide maintenance and operational support on a more cost effective basis than we could without that relationship.

•	Build our business organically by capitalizing on the long-term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently meet our customers’ evolving compression needs, our long-standing customer relationships and our large compressor fleet will enable us to capitalize on what we believe are long-term fundamentals for the U.S. natural gas compression industry. These fundamentals include increased unconventional natural gas production, decreasing natural reservoir pressures, significant natural gas resources in the U.S. and the continued need for compression services.

•	Grow our business through accretive acquisitions. We plan to grow over time through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. Since our initial public offering, Universal and, subsequent to the merger of Universal and Hanover, Exterran Holdings have sold to us a portion of their U.S. contract operations services business relating to natural gas compression, and Exterran Holdings intends to offer to us the remaining portion of that business for purchase over time. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase and the approval of the conflicts committee of Exterran GP LLC’s board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and the availability to us of debt and equity capital.

Competitive Strengths

We believe that we are well positioned to execute our primary business strategy successfully because we have the following key competitive strengths:

•	Our relationship with Exterran Holdings. Our relationship with Exterran Holdings and our access to its personnel, fabrication operations, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract operations services while maintaining lower operating costs than we could otherwise achieve. We and Exterran Holdings intend to continue to manage our respective U.S. compression fleets as one pool of compression equipment from which we can more easily fulfill our respective customers’ needs. This relationship also provides us an advantage in pursuing compression opportunities throughout the U.S. As of December 31, 2009, Exterran Holdings owned approximately 2.9 million horsepower of compression equipment, excluding the compression equipment owned by us, in its U.S. contract operations business. We believe we will benefit from Exterran Holdings’ intention to offer us the opportunity to purchase that business over time. Exterran Holdings also intends, but is not obligated, to offer us the opportunity to purchase newly fabricated compression equipment.

•	Stable fee-based cash flows. We charge a fixed monthly fee for our contract operations services that our customers are generally required to pay, regardless of the volume of natural gas we compress in that month. We believe this fee structure reduces volatility and enhances our ability to generate relatively stable, predictable cash flows.

•	Large fleet in many major producing regions. Our large fleet and numerous operating locations throughout the U.S. combined with our ability, as a result of our relationship with Exterran Holdings, to efficiently move equipment among producing regions, means that we are not dependent on production activity in any particular region.

Oil and Natural Gas Industry Cyclicality and Volatility

Our financial performance is generally less affected by the short-term market cycles and oil and natural gas price volatility than the financial performance of companies operating in other sectors of the oilfield services industry because:

•	compression is necessary for natural gas to be delivered from the wellhead to end users;

•	the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas producing basins and the increased percentage of natural gas production from unconventional sources; and

•	our contract operations business is tied primarily to natural gas production and consumption, which are generally less cyclical in nature than exploration activities.

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

Seasonal Fluctuations

Our results of operations have not historically reflected any material seasonal tendencies and we currently do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Customers

Our current customer base consists of companies that are engaged in various aspects of the oil and natural gas industry, including natural gas producers, processors, gatherers, transporters and storage providers. We have entered into strategic alliances with some of our customers. These alliances are essentially preferred vendor arrangements and give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

During the year ended December 31, 2009, Devon Energy Corporation accounted for 11% of our total revenue. None of our other customers individually accounted for 10% or more of our total revenue for the year ended December 31, 2009.

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

General Terms of our Contract Operations Customer Service Agreements

The following discussion describes select material terms common to our contract operations service agreements. We enter into separate service agreements with a given customer with respect to each distinct site at which we will provide contract operations services, which site-specific contract typically incorporates by reference the terms and conditions of a master agreement with that customer.

Term and Termination.  Our customers typically contract for our contract operations services on a site-by-site basis. At the end of an initial minimum term, which is typically between six and twelve months, contract operations services generally continue until terminated by either party with 30 days advanced notice.

Fees and Expenses.  Our customers pay a fixed monthly fee for our contract operations services, the level of which generally is based on expected natural gas volumes and pressures associated with a specific application. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows. We are typically responsible for the costs and expenses associated with our compression equipment used to provide the contract operations services, other than fuel gas, which is provided by our customers.

Service Standards and Specifications.  We are responsible for providing contract operations services in accordance with the particular specifications of a job, as set forth in the applicable contract. These are typically turn-key service contracts under which we supply all service and support and use our own compression equipment to provide the contract operations services as necessary for a particular application.

Title; Risk of Loss.  We own and retain title to or have an exclusive possessory interest in all compression equipment used to provide the contract operations services and we generally bear risk of loss for such equipment to the extent not caused by gas conditions, our customers’ acts or omissions or the failure or collapse of the customer’s over-water job site upon which we provide the contract operations services.

Insurance.  Typically, both we and our customers are required to carry general liability, worker’s compensation, employers’ liability, automobile and excess liability insurance. Exterran Holdings insures our property and operations and is substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles Exterran Holdings absorbs under its insurance arrangements for these risks.

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

The non-competition arrangements described above do not apply to:

•	our provision of contract compression services to a particular Exterran Holdings customer or customers, with the approval of Exterran Holdings;

•	Exterran Holdings’ provision of contract compression services to a particular customer or customers of ours, with the approval of the conflicts committee of our board of directors;

•	our purchase and ownership of not more than five percent of any class of securities of any entity which provides contract compression services to the contract compression services customers of Exterran Holdings;

•	Exterran Holdings’ purchase and ownership of not more than five percent of any class of securities of any entity which provides contract compression services to our contract compression services customers;

•	Exterran Holdings’ ownership of us;

•	our acquisition, ownership and operation of any business that provides contract compression services to Exterran Holdings’ contract compression services customers if Exterran Holdings has been offered the opportunity to purchase the business for its fair market value from us and Exterran Holdings declines to do so. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, we will agree not to provide contract compression services to Exterran Holdings’ customers that are also customers of the acquired business at the sites at which Exterran Holdings is providing contract operations services to them at the time of the acquisition;

•	Exterran Holdings’ acquisition, ownership and operation of any business that provides contract compression services to our contract operations services customers if we have been offered the opportunity to purchase the business for its fair market value from Exterran Holdings and we decline to do so with the concurrence of the conflicts committee of our board of directors. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, Exterran Holdings will agree not to provide contract operations services to our customers that are also customers of the acquired business at the sites at which we are providing contract operations services to them at the time of the acquisition; or

•	a situation in which one of our customers (or its applicable business) and a customer of Exterran Holdings (or its applicable business) merge or are otherwise combined, in which case, each of we and Exterran Holdings may continue to provide contract operations services to the applicable combined entity or business without being in violation of the non-competition provisions, but Exterran Holdings and the conflicts committee of our board of directors must negotiate in good faith to implement procedures or such other arrangements, as necessary, to protect the value to each of Exterran Holdings and us of the business of providing contract operations services to each such customer or its applicable business, as applicable.

Unless the Omnibus Agreement is terminated earlier due to a change of control of our general partner or the removal or withdrawal of our general partner, or from a change of control of Exterran Holdings, the non-competition provisions of the Omnibus Agreement will terminate on November 10, 2012 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at the sites at which we are providing contract operations services to them at the time of the change of control.

Environmental and Other Regulations

Government Regulation

Our operations are subject to stringent and complex U.S. federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment and to occupational health and safety. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental and health and safety laws and regulations and that continued compliance with current requirements would not have a material adverse effect on us. However, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.

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

Air Emissions

The CAA and analogous state laws and their implementing regulations regulate emissions of air pollutants from various sources, including natural gas compressors, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our standard contract operations contract typically provides that the customer will assume permitting responsibilities and certain environmental risks related to site operations.

The Environmental Protection Agency (“EPA”) adopted new rules effective March 18, 2008 that establish more stringent emission standards for new spark ignition natural gas compressor engines. The new rules require increased emission controls on certain new and reconstructed stationary reciprocating engines that were excluded from previous regulation. We do not expect these rules to have a material adverse effect on our operations or financial condition. In March 2009, the EPA formally proposed new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule, when finalized by the EPA, may require us to undertake significant expenditures, including expenditures for purchasing and installing emissions control equipment such as oxidation catalysts or non-selective catalytic reduction equipment, imposing more stringent maintenance practices, and implementing additional monitoring practices on a potentially significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The comment period on the proposed regulation ended on June 3, 2009 and the EPA has signed a consent decree requiring it to promulgate a final rule no later than August 10, 2010. Under the proposal, compliance will be required by three years from the effective date of the final rule. This proposed rule, when finalized, and any other new regulations requiring the installation of more sophisticated emission control equipment could have a material adverse impact on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

Climate Change

The U.S. Congress is considering new legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. The American Clean Energy and Security Act of 2009 could, if enacted by the full Congress, require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation.

Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as new motor vehicles, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court held in Massachusetts v. EPA that greenhouse gases including carbon dioxide fall under the CAA’s definition of “air pollutant.” In July 2008, on the basis of this decision, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA. In the notice, the EPA evaluated the potential regulation of greenhouse gases under several different provisions of the CAA, but did not propose any specific new regulatory requirements for greenhouse gases. The notice and three other recent regulatory developments, described below, along with recent statements by the Administrator of the EPA, suggest that the EPA is beginning to pursue a path toward the regulation of greenhouse gas emissions under its existing CAA authority. First, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. That rule, at least for now, does not apply to oil and gas systems. Second, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Third, the EPA in late September 2009 proposed a rule that would provide for the tailored application of the agency’s major air permitting programs to facilities that annually emit over 25,000 tons of greenhouse gases, such as large industrial facilities of the type covered by the inventory rule described above.

Although it is not currently possible to predict how any such proposed or future greenhouse gas legislation or regulation by Congress, the states, or multi-state regions will impact our business, any legislation or regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business financial condition, results of operations and ability to make cash distributions to our unitholders.

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Many of Exterran Holdings’ facilities on which we may store inactive compression units have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. In addition, many of those facilities have filed notices of intent for coverage under statewide storm water general permits and developed and implemented storm water pollution prevention plans, as required. U.S. federal laws also require development and implementation of spill prevention, controls and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak at such facilities.

Waste Management and Disposal

The RCRA and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, filters, sludges, paints, solvents and sandblast materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and analogous state laws and their implementing regulations impose strict and, under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and past owners and operators of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

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

Indemnification for Environmental Liabilities

Under the Omnibus Agreement, Exterran Holdings has agreed to indemnify us, for a three-year period following the applicable acquisition date, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the assets we acquire from Exterran Holdings that occur before that acquisition date. Exterran Holdings’ maximum liability for this and its other indemnification obligations under the Omnibus Agreement cannot exceed $5 million, and Exterran Holdings will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify Exterran Holdings against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Exterran Holdings is not required to indemnify us.

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

As of December 31, 2009, we had $117.5 million of long-term debt outstanding under our term loan, $285.0 million outstanding, with $30.0 million available, under our revolving credit facility, and $30.0 million outstanding, with $120.0 million available, under the 2009 ABS Facility. Any borrowings under our credit facilities will bear interest at floating rates. We have effectively fixed a portion of the floating rate debt through the use of interest rate swaps. Borrowings under our credit facilities are subject to the same credit agreement covenants except for an additional term loan covenant requiring mandatory prepayment from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. All amounts outstanding under the senior secured credit agreement mature in October 2011, and all amounts outstanding under our 2009 ABS Facility are payable in July 2013. We may not be able to refinance this debt in whole or in part, and may not be able to refinance this debt on reasonable terms. The interest rates on any of our future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.

Covenants in our senior secured credit facility may impair our ability to operate our business.

Our senior secured credit facility includes covenants limiting our ability to make distributions, incur indebtedness, grant liens, merge, make loans, acquisitions, investments or dispositions and engage in transactions with affiliates. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. As of December 31, 2009, we maintained a 5.2 to 1.0 EBITDA to Total Interest Expense ratio and a 4.0 to 1.0 Total Debt to EBITDA ratio. Our senior secured credit facility allows for our Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition closes meeting certain thresholds and for the following two quarters after the acquisition closes. Therefore, because the November 2009 Contract Operations Acquisition closed in the fourth quarter of 2009, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the period from December 31, 2009 through June 30, 2010. After June 30, 2010, our required Total Debt to EBITDA ratio will revert to 5.0 to 1.0. As of December 31, 2009, we were in compliance with all financial covenants under our credit agreement.

If we continue to experience a deterioration in the demand for our services, and we are unable to consummate further acquisitions from Exterran Holdings, amend our senior secured credit facility or restructure our debt, we estimate that we could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in our senior secured credit facility during 2010. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impacted our ability to perform our obligations under our credit agreement, this could lead to a default under our credit agreement. The breach of any of our covenants could result in a default under our credit agreement which could cause our indebtedness under our credit agreement to become due and payable. If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected.

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

The economic slowdown may have an impact on our business and financial condition in ways that we currently cannot predict.

The continuing challenges in the global economy and financial markets may have an impact on our business and our financial condition. If any of our lenders become unable to perform their obligations under our credit facilities, our borrowing capacity under these facilities would be reduced. Inability to borrow additional amounts under our credit facilities could limit our ability to fund our future growth and operations. These challenges could also have an impact on our remaining interest rate swap agreements if our counterparties are unable to perform their obligations under those agreements.

The caps on our obligations to reimburse Exterran Holdings for costs of sales and SG&A costs relating to our business expire on December 31, 2010

Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2010, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any SG&A costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). At December 31, 2009, cost of sales were capped at $21.75 per operating horsepower per quarter and SG&A costs were capped at $7.6 million per quarter. During the years ended December 31, 2009 and 2008, our cost of sales exceeded this cap by $7.2 million and $12.5 million, respectively. For the years ended December 31, 2009 and 2008, our SG&A expense exceeded the cap provided in the Omnibus Agreement by $0.6 million and $0.1 million, respectively. The expiration of these caps could reduce the amount of distributable cash flow available to unitholders and impair our ability to maintain or increase our distributions.

Our inability to fund purchases of additional compression equipment could adversely impact our results of operations and cash available for distribution.

We may not be able to maintain or grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our credit facilities may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Additionally, pursuant to our partnership agreement, we intend to distribute all of our “available cash,” as defined in the partnership agreement, to our unitholders on a quarterly basis. Therefore, a significant portion of our cash flow from operations will be used to fund such distributions. As a result, we intend to fund our growth capital expenditures and acquisitions, including future acquisitions of compression contracts and equipment from Exterran Holdings, with external sources of capital including additional borrowings under our credit facilities and/or public or private offerings of equity or debt. Our ability to grow our asset and customer base could be impacted by any limits on our ability to access equity and debt capital.

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

We depend on demand for and production of natural gas in the U.S. and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services which could adversely affect our business and cause our revenue and cash available for distribution to decrease.

Natural gas contract operations in the U.S. are significantly dependent upon the demand for and production of natural gas in the U.S. Demand may be affected by, among other factors, natural gas prices, weather, demand for energy and availability and price of alternative energy sources. A reduction in U.S. demand could force us to reduce our pricing substantially. Additionally, compression services for our customers’ production from unconventional natural gas sources such as tight sands, shales and coalbeds constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments. Further, some of these unconventional sources may not require as much compression or require compression as early in the production life-cycle of an unconventional field or well as has been experienced historically in conventional and other unconventional natural gas sources. These factors could in turn negatively impact the demand for our services. Any prolonged, substantial reduction in the U.S. demand for natural gas would, in all likelihood, depress the level of production activity and result in a decline in the demand for our contract operations services, which could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

In addition, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. A decline in demand for oil and natural gas or prices for those commodities, or instability in the U.S. energy markets could cause a further reduction in demand for our services and result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record additional impairments of long-lived assets. For example, during the year ended December 31, 2009, we recorded a fleet impairment of $3.2 million. The impairment of our goodwill, intangible assets or other long-lived assets could have a material adverse effect on our results of operations.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. A reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing could result in a reduction in our customers’ spending for our services. For example, our customers could seek to preserve capital by canceling month-to-month contracts or determining not to enter into any new natural gas compression service contracts, thereby reducing demand for our services. Reduced demand for our services could adversely affect our business, financial condition, results of operations and cash flows. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

The currently available supply of compression equipment owned by our customers and competitors could cause a further reduction in demand for our services and a further reduction in our pricing.

We believe there currently exists a greater supply of idle and underutilized compression equipment owned by our customers and competitors in North America than in recent years, which has limited, and will continue to limit in the near term, our ability to maintain or improve our horsepower utilization and revenues. Some of our customers may continue to replace our compression equipment and services with equipment they own or with competitor owned equipment and may continue to rationalize their amount of compression horsepower. In addition, some of our customers or prospective customers may purchase their own compression equipment in lieu of using our contract operations services. For example, our total operating horsepower decreased, excluding the impact of the November 2009 Contract Operations Acquisition, by approximately 12% from December 31, 2008 to December 31, 2009, and we expect further horsepower declines during 2010. Further reduction in demand for our services, or further reduction in our pricing for our services, could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

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

We face significant competitive pressures that may cause us to lose market share and harm our financial performance.

Our industry is highly competitive and there are low barriers to entry. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the price at which they offer their services, we may not be able to compete effectively. Some of these competitors may expand or fabricate new compression units that would create additional competition for the services we provide to our customers. Any of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We may not be able to grow our cash flows if we do not expand our business, which could limit our ability to maintain or increase distributions to our unitholders.

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

If we do not make acquisitions on economically acceptable terms, our future growth and our ability to maintain or increase distributions to our unitholders will be limited.

Our ability to grow depends, in part, on our ability to make accretive acquisitions. If we are unable to make these accretive acquisitions either because we are: (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (ii) unable to obtain financing for these acquisitions on economically acceptable terms, or (iii) outbid by competitors, then our future growth and ability to maintain or increase distributions would be limited. Furthermore, even if we make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

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

Exterran Holdings and its affiliates other than us are prohibited from competing directly or indirectly with us with respect to certain of our existing customers and certain locations where we currently conduct business, and with respect to any new contract compression customer that approaches either Exterran Holdings or ourselves, until the earliest to occur of November 10, 2012, a change of control of Exterran Holdings or our general partner, or the removal or withdrawal of our general partner. Otherwise, Exterran Holdings is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Exterran Holdings will continue to own and operate a U.S. contract operations business, including natural gas compression, that is substantially larger than ours and continues to engage in international contract operations, fabrication and aftermarket service activities. Exterran Holdings is a large, established participant in the contract operations business, and has significantly greater resources, including idle compression equipment, operating personnel, fabrication operations, vendor relationships and experience, than we have, which factors may make it more difficult for us to compete with it with respect to commercial activities as well as for acquisition candidates. Exterran Holdings and its affiliates may acquire, fabricate or dispose of additional natural gas compression or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Exterran Holdings could adversely impact our results of operations and cash available for distribution.

We may be unable to grow through acquisitions of the remainder of Exterran Holdings’ U.S. contract operations business, which could limit our ability to maintain or increase distributions to our unitholders.

Exterran Holdings is under no obligation to offer us the opportunity to purchase the remainder of its U.S. contract operations business, and its board of directors owes fiduciary duties to the stockholders of Exterran Holdings, and not our unitholders, in making any decision to offer us this opportunity. Likewise, we are not required to purchase any additional portions of such business.

The consummation of any such purchases will depend upon, among other things, Exterran Holdings’ ability to continue to convert its existing compression agreements to a form of service agreement, our reaching an agreement with Exterran Holdings regarding the terms of such purchases (which will require the approval of the conflicts committee of our board of directors) and our ability to finance such purchases on acceptable terms. Additionally, Exterran Holdings may be limited in its ability to consummate sales of additional portions of such business to us by the terms of its existing or future credit facilities or indentures. Additionally, our credit facilities include covenants that may limit our ability to finance acquisitions. If a sale of any additional portion of Exterran Holdings’ U.S. contract operations business would be restricted or prohibited by such covenants, we or Exterran Holdings may be required to seek waivers of such provisions or refinance those debt instruments in order to consummate a sale, neither of which may be accomplished timely, if at all. If we are unable to grow through additional acquisitions of the remainder of Exterran Holdings’ U.S. contract operations business, our ability to maintain or increase distributions to our unitholders may be limited.

Many of our compression services contracts with customers have short initial terms, and we cannot be sure that such contracts will be renewed after the end of the initial contractual term, which could adversely impact our results of operations and cash available for distribution.

The length of our compression services contracts with customers varies based on operating conditions and customer needs. In most cases, under currently prevailing compression services rates, our initial contract terms are not long enough to enable us to fully recoup the cost of acquiring the equipment we use to provide compression services. We cannot be sure that a substantial number of these customers will continue to renew their contracts, that we will be able to enter into new compression services contracts with new customers or that any renewals will be at comparable service rates. The inability to renew a substantial portion of our compression services contracts, or the inability to renew a substantial portion of our compression services contracts at comparable service rates, would adversely impact our results of operations and cash available for distribution and could require us to record additional asset impairments. This would have a material adverse effect upon our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

In March 2009, the EPA formally proposed new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule, when finalized by the EPA, may require us to undertake significant expenditures, including expenditures for purchasing and installing emissions control equipment such as oxidation catalysts or non-selective catalytic reduction equipment, imposing more stringent maintenance practices, and implementing additional monitoring practices on a potentially significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The comment period on the proposed regulation ended on June 3, 2009, and the EPA has signed a consent decree requiring it to promulgate a final rule no later than August 10, 2010. Under the proposal, compliance will be required by three years from the effective date of the final rule. This proposed rule, when finalized, and any other new regulations requiring the installation of more sophisticated emission control equipment could have a material adverse impact on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

We are subject to substantial environmental regulation, and changes in these regulations could increase our costs or liabilities.

We are subject to stringent and complex federal, state and local laws and regulations, including laws and regulations regarding the discharge of materials into the environment, emission controls and other environmental protection and occupational health and safety concerns. Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations.

We may need to apply for or amend facility permits or licenses from time to time with respect to storm water or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us to new or revised permitting conditions that may be onerous or costly to comply with. In addition, certain of our customer service arrangements may require us to operate, on behalf of a specific customer, petroleum storage units such as underground tanks or pipelines and other regulated units, all of which may impose additional compliance and permitting obligations.

We conduct operations at numerous facilities in a wide variety of locations across the continental U.S. The operations at many of these facilities require U.S. federal, state or local environmental permits or other authorizations. Additionally, natural gas compressors at many of our customers’ facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations that are applicable to our operations, we may occasionally identify or be notified of technical violations of certain requirements existing in various permits or other authorizations. Occasionally, we have been assessed penalties for our non-compliance, and we could be subject to such penalties in the future.

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

The U.S. Congress is considering new legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. For example, the American Clean Energy and Security Act of 2009 could, if enacted by the full Congress, require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as new motor vehicles, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court held in Massachusetts v. EPA that greenhouse gases including carbon dioxide fall under the CAA’s definition of “air pollutant.” In July 2008, on the basis of this decision, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA. In the notice, the EPA evaluated the potential regulation of greenhouse gases under several different provisions of the CAA, but did not propose any specific new regulatory requirements for greenhouse gases. The notice and three other recent regulatory developments, described below, along with recent statements by the Administrator of the EPA, suggest that the EPA is beginning to pursue a path toward the regulation of greenhouse gas emissions under its existing CAA authority. First, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. That rule, at least for now, does not apply to oil and gas systems. Second, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Third, the EPA in late September 2009 proposed a rule that would provide for the tailored application of the agency’s major air permitting programs to facilities that annually emit over 25,000 tons of greenhouse gases, such as large industrial facilities of the type covered by the inventory rule described above.

Although it is not currently possible to predict how any such proposed or future greenhouse gas legislation or regulation by Congress, the states or multi-state regions will impact our business, any legislation or regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations are subject to inherent risks such as equipment defects, malfunction and failures and natural disasters that can result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks could expose us to substantial liability for personal injury, death, property damage, pollution and other environmental damages. Exterran Holdings insures our property and operations against many of these risks; however, the insurance it carries may not be adequate to cover our claims or losses. Exterran Holdings currently has minimal insurance on our offshore assets. In addition, Exterran Holdings is substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles it absorbs under its insurance arrangements for these risks. Further, insurance covering the risks we face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

Risks Inherent in an Investment in Our Common Units

Exterran Holdings controls our general partner, which has sole responsibility for conducting our business and managing our operations. Exterran Holdings has conflicts of interest, which may permit it to favor its own interests to our unitholders’ detriment.

Exterran Holdings owns and controls our general partner. One of our general partner’s directors is a director of Exterran Holdings and all of our executive officers are officers of Exterran Holdings. Therefore, conflicts of interest may arise between Exterran Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. For example, our partnership agreement:

•	permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, the exercise of its rights to transfer or vote the units it owns, the exercise of its registration rights and its determination whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement;

•	provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;

•	generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of our board of directors acting in good faith and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•	provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•	provides that in resolving conflicts of interest, it will be presumed that in making its decision the general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its general partner’s directors, which could reduce the price at which the common units will trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its general partner’s board of directors, and have no right to elect our general partner or its general partner’s board of directors on an annual or other continuing basis. Our board of directors is chosen by its sole member, a subsidiary of Exterran Holdings. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot currently remove our general partner without its consent.

The unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2009, our general partner and its affiliates owned 65% of our aggregate outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of the general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

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

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, including Exterran Holdings, their transferees and persons who acquired such units with the prior approval of our board of directors, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions.

Affiliates of our general partner may sell common or subordinated units in the public or private markets, which sales could have an adverse impact on the trading price of the common units.

At December 31, 2009, Exterran Holdings and its affiliates held 6,325,000 subordinated units and 9,167,994 common units. All of the subordinated units will convert into common units at the end of the subordination period and some or all may convert earlier. The sale of these subordinated units or common units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. At December 31, 2009, our general partner and its affiliates owned 65% of our aggregate outstanding common and subordinated units, including all of our subordinated units.

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

Increases in interest rates could adversely impact our unit price, our ability to issue additional equity or incur debt to make acquisitions or for other purposes, and our ability to make distributions to our unitholders.

As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price, our ability to issue additional equity or incur debt to make acquisitions or for other purposes and our ability to make distributions to our unitholders.

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

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are treated as a corporation, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

If we were subjected to additional entity-level taxation by individual states, it would reduce our cash available for distribution to you.

Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Currently we are subject to income and franchise taxes in several states. Imposition of such taxes on us reduce the cash available for distribution to our unitholders. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

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

Due to a number of factors, including our inability to match transferors and transferees of common units and because of other reasons, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

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

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will count only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders receiving two Schedules K-1) for one fiscal year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced recently that it plans to issue guidance regarding the treatment of constructive terminations of publicly traded partnerships such as us. Any such guidance may change the application of the rules discussed above and may affect the treatment of a unitholder.

As a result of investing in our common units, you may become subject to foreign, state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

In addition to federal income taxes, you may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own or acquire property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We conduct business and/or own assets in the states of Alabama, Arkansas, Arizona, California, Colorado, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Montana, Nebraska, New Mexico, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia and Wyoming. Each of these states, other than Texas, South Dakota and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities that may be unitholders. As we make acquisitions or expand our business, we may conduct business or own assets in additional states that impose a personal income tax or that impose entity level taxes to which certain unitholders could be subject. It is your responsibility to file all U.S. federal, foreign, state and local tax returns applicable to you in your particular circumstances.

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

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units trade on the NASDAQ Global Market under the symbol “EXLP”. On February 12, 2010, the closing price of a common unit was $21.45. At the close of business on February 12, 2010, based upon information received from our transfer agent and brokers and nominees, we had 12 registered common unitholders and approximately 4,230 street name holders. We have also issued 6,325,000 subordinated units, for which there is no established public trading market. The subordinated units are held by Exterran Holdings. Exterran Holdings receives a quarterly distribution on these units only after sufficient funds have been paid to the common unitholders.

			Cash
			Distribution
	Price Range		per Common
	High	Low	Unit(1)

Year Ended December 31, 2008:
First Quarter	$34.50	$28.26	$0.4250
Second Quarter	$34.30	$27.02	$0.4250
Third Quarter	$31.57	$13.57	$0.4625
Fourth Quarter	$17.10	$8.09	$0.4625
Year Ended December 31, 2009:
First Quarter	$13.73	$10.63	$0.4625
Second Quarter	$15.54	$11.79	$0.4625
Third Quarter	$19.30	$13.25	$0.4625
Fourth Quarter	$23.22	$15.56	$0.4625

(1)	Cash distributions declared for one quarter are paid in the following calendar quarter.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this report.

Cash Distribution Policy

Within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. However, there is no guarantee that we will pay any specific distribution level on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if doing so would cause an event of default, or an event of default exists, under our credit facilities.

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

We will make distributions of available cash (as defined in our partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:

•	first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•	second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

•	third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter;

•	fourth, 98% to all common and subordinated unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	fifth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	sixth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

ITEM 6.	Selected Financial Data

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

The selected historical financial data as of December 31, 2009, 2008, 2007 and 2006 and for the years ended December 31, 2009, 2008 and 2007 and the period from June 22, 2006 through December 31, 2006 have been derived from our audited consolidated financial statements. The selected historical financial data as of December 31, 2005, as well as the selected historical financial data for the period from January 1, 2006 through October 19, 2006 and the nine months ended December 31, 2005 have been derived from the audited combined financial statements of our predecessor. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements which are contained in this report.

The following table includes the non-GAAP financial measure gross margin. For a definition of gross margin and a reconciliation of gross margin to its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measure” below. Amounts below are in thousands, except per unit amounts.

	Exterran Partners, L.P.				Exterran Partners Predecessor
				June 22, 2006	January 1, 2006	Nine Months
				through	through	Ended
	Years Ended December 31,			December 31,	October 19,	December 31,
	2009(1)	2008(1)	2007(1)	2006(1)(2)	2006	2005

Statement of Operations Data:
Revenue	$181,729	$163,712	$107,675	$13,465	$317,973	$248,414
Gross margin(3)	98,249	90,149	61,609	8,194	199,573	158,214
Depreciation and amortization	36,452	27,053	16,570	2,108	61,317	52,595
Fleet impairment(4)	3,151	—	—	—	—	—
Selling, general and administrative expense	24,226	16,085	13,730	1,566	30,584	20,395
Interest expense	20,303	18,039	11,658	1,815	—	—
Other (income) expense, net	(1,208)	(1,430)	(22)	—	(298)	1,220
Income tax expense	541	555	272	—	—	—
Net income	14,784	29,847	19,401	2,705	107,970	84,004
Weighted average common units outstanding:
Basic	13,461	11,369	8,279	2,405
Diluted	13,477	11,414	8,377	2,406
Weighted average subordinated units outstanding:
Basic	6,325	6,325	6,325	2,405
Diluted	6,325	6,325	6,325	2,405
Earnings per common unit:
Basic	$0.68	$1.62	$1.30	$0.55
Diluted	$0.68	$1.61	$1.29	$0.55
Earnings per subordinated unit:
Basic	$0.68	$1.62	$1.30	$0.55
Diluted	$0.68	$1.61	$1.29	$0.55
Other Financial Data:
Capital expenditures:
Expansion(5)	$5,308	$13,983	$25,283	$26	$72,009	$33,550
Maintenance(6)	12,585	9,451	7,079	306	31,626	28,057
Cash flows provided by (used in):
Operating activities	$55,936	$43,268	$34,520	$2,788	$151,236	$135,207
Investing activities	(7,422)	(21,320)	(32,362)	(332)	(94,757)	(53,829)
Financing activities	(51,555)	(21,539)	(1,753)	(26)	(56,479)	(81,378)
Cash distribution paid per limited partner unit	$1.85	$1.74	$1.38	$—

					Exterran Partners
	Exterran Partners, L.P				Predecessor
	December 31,				December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$203	$3,244	$2,835	$2,430	$—
Working capital(7)	4,094	22,284	108	5,162	16,058
Total assets	717,226	599,944	386,088	203,661	1,275,922
Total debt	432,500	398,750	217,000	125,000	—
Partners’ capital/net parent equity	258,308	175,468	145,159	69,457	1,268,938

(1)	In October 2006 and July 2007 we acquired from Universal, and in July 2008 and November 2009 we acquired from Exterran Holdings, contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements. An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect of these acquisitions was impracticable because such retrospective application would have required significant assumptions in a prior period that can not be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and direct operating expenses associated with the acquisitions beginning on the date of such acquisition.

(2)	Exterran Partners, L.P. was formed on June 22, 2006 but did not commence operations until October 20, 2006.

(3)	Gross margin, a non-GAAP financial measure, is defined, reconciled to net income and discussed further in “Non-GAAP Financial Measure” below.

(4)	As a result of a decline in market conditions and operating horsepower during 2009, we reviewed the idle compression fleet used in our business for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we determined that 56 units representing approximately 8,900 horsepower would be retired from the fleet. We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $3.2 million and was recorded as a long-lived asset impairment. The impairment is recorded in Fleet impairment expense in the consolidated statements of operations.

(5)	Expansion capital expenditures are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

(6)	Maintenance capital expenditures are capital expenditures made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets.

(7)	Working capital is defined as current assets minus current liabilities.

NON-GAAP FINANCIAL MEASURE

We and our predecessor define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income tax expense. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our and our predecessor’s operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our and our predecessor’s gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

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

The following table reconciles our net income to our gross margin (in thousands):

	Exterran Partners, L.P.				Exterran Partners Predecessor
				June 22, 2006	January 1, 2006	Nine Months
				through	through	Ended
	Years Ended December 31,			December 31,	October 19,	December 31,
	2009	2008	2007	2006(1)	2006	2005

Net income	$14,784	$29,847	$19,401	$2,705	$107,970	$84,004
Depreciation and amortization	36,452	27,053	16,570	2,108	61,317	52,595
Fleet impairment	3,151	—	—	—	—	—
Selling, general and administrative	24,226	16,085	13,730	1,566	30,584	20,395
Interest expense	20,303	18,039	11,658	1,815	—	—
Other (income) expense, net	(1,208)	(1,430)	(22)	—	(298)	1,220
Income tax expense	541	555	272	—	—	—

Gross margin	$98,249	$90,149	$61,609	$8,194	$199,573	$158,214

(1)	Exterran Partners, L.P. was formed on June 22, 2006 but did not commence operations until October 20, 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part I, Item 1A (“Risk Factors”), in this report.

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

We and our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly rate that is adjusted only if we fail to operate in accordance with the contract terms. At the end of an initial minimum term, which is typically between six and twelve months, contract operations services generally continue until terminated by either party with 30 days advanced notice. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. See “General Terms of Our Contract Operations Customer Service Agreements,” in Part I, Item 1 (“Business”) of this report, for a more detailed description.

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

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of natural gas reserves. Spending by natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply and demand for, and future pricing of, oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in natural gas exploration and production spending will normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2009 decreased by approximately 2% compared to the twelve months ended November 30, 2008. Total natural gas consumption in the U.S. is projected by the Energy Information Administration (“EIA”) to increase by 0.4% in both 2010 and 2011, and is expected to increase by an average of 0.7% per year until 2030. For 2008, the U.S. accounted for an estimated annual production of approximately 21 trillion cubic feet of natural gas. The EIA expects total U.S. marketed natural gas production to decline by 3.8% in 2010. The EIA estimates that the U.S.’s natural gas production level will be approximately 23 trillion cubic feet in calendar year 2030.

We believe the contract compression services industry in the U.S. will continue to have potential growth opportunities due to the following factors, among others:

•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas; and

•	increased production from unconventional sources, such as tight sands, shales and coalbeds.

Our Performance Trends and Outlook

Our results of operations depend upon the level of activity in the U.S. energy market. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. We believe the decrease in 2009 activity levels in the energy industry in the U.S. as compared to 2008 may continue to negatively impact the level of spending by our customers and, therefore, our business activity for the near term.

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

Given the current economic environment in the U.S. and anticipated impact of lower spending by customers, we expect a further reduction in demand for our services. We believe that the current economic environment and the available supply of idle and underutilized compression equipment owned by our customers and competitors will continue to negatively impact our ability to improve our horsepower utilization and revenues in the near term (excluding the impact of potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us). In addition, because we initially purchased only contracted equipment from Exterran Holdings, we anticipate that the average utilization of our contract operations fleet will decrease over time as some units become idle due to the termination of contract operations service agreements. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the year ended December 31, 2009 of approximately $1.8 million and $1.0 million, respectively.

Our level of capital spending depends on the demand for our services and the equipment we require to render those services to our customers. While the contract operations services business has historically experienced more stable demand than that for certain other energy service products and services, our total operating horsepower decreased, excluding the impact of the November 2009 Contract Operations Acquisition, by approximately 12% from December 31, 2008 to December 31, 2009, and we expect further horsepower declines during 2010.

Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2010 (see Note 5 to the Financial Statements). During the years ended December 31, 2009 and 2008, our cost of sales exceeded this cap by $7.2 million and $12.5 million, respectively. During the years ended December 31, 2009 and 2008, our SG&A expense exceeded this cap by $0.6 million and $0.1 million, respectively.

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of Exterran GP LLC’s board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and the availability to us of debt and equity capital. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. This discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us.

Certain Key Challenges and Uncertainties

Market conditions in the natural gas industry and competition in the natural gas compression industry represent key challenges and uncertainties. In addition to those, we believe the following represent some of the key challenges and uncertainties we will face in the near future.

Compression Fleet Utilization.  Our ability to increase our revenues is dependent in large part on our ability to increase our utilization of our idle fleet. We believe that the current economic environment and the available supply of idle and underutilized compression equipment owned by our customers and competitors will continue to negatively impact our ability to improve our horsepower utilization and revenues in the near term. Our total operating horsepower decreased by approximately 12% from December 31, 2008 to December 31, 2009, excluding the horsepower acquired in the November 2009 Contracts Operations Acquisition, and we expect further horsepower declines into 2010. We believe the decrease in utilization and revenues has been the result of reduced commodity prices and energy activity, an excess supply of gas compression equipment in the industry, and the rationalization of compression equipment by our customers that has included replacing outsourced compression units with customer-owned equipment and downsizing compression units where excess horsepower capacity existed.

Additional Purchases of Exterran Holdings’ Contract Operations Business By Us.  We plan to grow over time through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and the availability to us of debt and equity capital. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity.

Labor.  We have no employees. Exterran Holdings provides all operational staff, corporate staff and support services necessary to run our business. We believe Exterran Holdings’ ability to hire, train and retain qualified personnel continues to be a challenge. Although Exterran Holdings has been able to satisfy personnel needs in these positions thus far, retaining these employees has been a challenge. To increase retention of qualified operating personnel, Exterran Holdings has instituted programs that enhance skills and provide on-going training. Our ability to continue to make quarterly distributions will depend in part on Exterran Holdings’ success in hiring, training and retaining these employees.

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower, and horsepower utilization percentages.

	Years Ended December 31,
	2009	2008	2007

Total Available Horsepower (at period end)	1,304,211	1,026,124	722,557
Total Operating Horsepower (at period end)	1,049,904	909,288	668,540
Average Operating Horsepower	877,729	754,181	496,250
Horsepower utilization:
Spot (at period end)	81%	89%	93%
Average	82%	90%	95%

Financial Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Years Ended December 31,
	2009	2008

Revenue	$181,729	$163,712
Gross margin(1)	98,249	90,149
Gross margin percentage	54%	55%
Expenses:
Depreciation and amortization	$36,452	$27,053
Fleet impairment	3,151	—
Selling, general and administrative	24,226	16,085
Interest expense	20,303	18,039
Other (income) expense, net	(1,208)	(1,430)
Income tax expense	541	555

Net income	$14,784	$29,847

(1)	For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measure”) of this report.

Revenue.  Average monthly operating horsepower was 877,729 and 754,181 for the years ended December 31, 2009 and 2008, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the November 2009 and July 2008 Contract Operations Acquisitions. The inclusion of the results from the assets acquired in the November 2009 and July 2008 Contract Operations Acquisitions accounted for approximately $7.6 million and $58.3 million, respectively, of the increase in revenue, partially offset by an 8% decrease in average operating horsepower utilization and a decrease of 5% in revenue per average operating horsepower due to lower pricing, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in horsepower utilization and pricing was due to deterioration in the economic climate and natural gas energy conditions in the U.S.

Gross Margin.  The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to the inclusion of the results from the assets acquired in the November 2009 and July 2008 Contract Operations Acquisitions, partially offset by a decrease in horsepower utilization and lower pricing for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Depreciation and Amortization.  The increase in depreciation and amortization expense was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the November 2009 and July 2008 Contract Operations Acquisitions.

Fleet Impairment.  As a result of a decline in market conditions and operating horsepower during 2009, we reviewed the idle compression assets used in our business for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we determined that 56 units representing approximately 8,900 horsepower would be retired from the fleet.

We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $3.2 million and the difference was recorded as a long-lived asset impairment. The impairment is recorded in Fleet impairment expense in the consolidated statements of operations.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. The increase in SG&A expense was primarily due to the impact of re-measuring the fair value of our phantom units and increased costs associated with the increase in revenues after the November 2009 and July 2008 Contract Operations Acquisitions. SG&A expenses represented 13% and 10% of revenues for the years ended December 31, 2009 and 2008, respectively. The increase in SG&A expense as a percentage of revenue was primarily due to the difference in the impact of the re-measurement of fair value of our unit options and phantom units. We recorded $0.2 million in SG&A expense related to the re- measurement of fair value of the phantom units for the year ended December 31, 2009 and we recorded a reduction to SG&A expense of $3.9 million related to the re-measurement of fair value of the unit options and phantom units for the year ended December 31, 2008. We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries that provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options and certain phantom units each period and to record a cumulative adjustment of the expense previously recognized.

Interest Expense.  The increase in interest expense was primarily due to a higher average balance of long-term debt for the year ended December 31, 2009 resulting from the additional debt incurred for the November 2009 and July 2008 Contract Operations Acquisitions. This increase was partially offset by a decrease in our weighted average effective interest rate, including the impact of interest rate swaps, to 4.7% for the year ended December 31, 2009, from 5.6% for the year ended December 31, 2008.

Other (Income) Expense, Net.  The change in other (income) expense, net was due to a $2.0 million gain on the sale of used compression equipment during the year ended December 31, 2009 compared to a $1.4 million gain on the sale of used compression equipment during the year ended December 31, 2008. The year ended December 31, 2009 also included $0.8 million of transaction costs associated with the November 2009 Contract Operations Acquisition.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan Business Tax. The decrease in income tax expense for the year ended December 31, 2009 was primarily due to a decrease in our revenue earned within the state of Texas.

Year ended December 31, 2008 compared to year ended December 31, 2007

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Years Ended December 31,
	2008	2007

Revenue	$163,712	$107,675
Gross margin	90,149	61,609
Gross margin percentage	55%	57%
Expenses:
Depreciation and amortization	$27,053	$16,570
Selling, general and administrative	16,085	13,730
Interest expense	18,039	11,658
Other (income) expense, net	(1,430)	(22)
Income tax expense	555	272

Net income	$29,847	$19,401

Revenue.  Average monthly operating horsepower was 754,181 and 496,250 for the years ended December 31, 2008 and 2007, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the assets acquired in the July 2008 and July 2007 Contract Operations Acquisitions. The inclusion of the results from the assets acquired in the July 2008 and July 2007 Contract Operations Acquisitions accounted for approximately $54.6 million of the increase in revenue for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Gross Margin.  The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to the inclusion of the results from the assets acquired in the July 2008 and July 2007 Contract Operations Acquisitions.

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

Depreciation and Amortization.  The increase in depreciation and amortization expense was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the July 2008 and July 2007 Contract Operations Acquisitions.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings and, prior to the merger, Universal. The increase in SG&A expense was primarily due to the increased costs associated with the increase in revenues after the July 2008 and July 2007 Contract Operations Acquisitions. SG&A expenses represented 10% and 13% of revenues for the years ended December 31, 2008 and 2007, respectively. The decrease in SG&A expense as a percentage of revenue was primarily due to the difference in the impact of the re-measurement of fair value of our unit options and phantom units, which reduced SG&A expense by $3.9 million and increased SG&A expense by $1.8 million for the years ended December 31, 2008 and 2007, respectively. We have granted unit options and phantom units to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries that provide services to us. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of the unit options and certain phantom units each period and to record a cumulative adjustment of the expense previously recognized.

Interest expense.  The increase in interest expense was primarily due to a higher average balance of long-term debt in the current year that was incurred to fund the July 2008 and July 2007 Contract Operations Acquisitions.

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

Liquidity and Capital Resources

The following table summarizes our sources and uses of cash for the years ended December 31, 2009 and 2008, and our cash and working capital as of the end of such periods (in thousands):

	Years Ended December 31,
	2009	2008

Net cash provided by (used in):
Operating activities	$55,936	$43,268
Investing activities	(7,422)	(21,320)
Financing activities	(51,555)	(21,539)

Net change in cash	$(3,041)	$409

	December 31,
	2009	2008

Cash and cash equivalents	$203	$3,244
Working capital	4,094	22,284

Operating Activities.  The increase in net cash provided by operating activities was primarily the result of additional cash generated from increased collections of accounts receivable, trade for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Investing Activities.  The decrease in cash used in investing activities during the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily attributable to a decrease in amounts due from affiliates and a decrease in capital expenditures in the year ended December 31, 2009 compared to the year ended December 31, 2008. Capital expenditures for the year ended December 31, 2009 were $17.9 million, consisting of $5.3 million for fleet growth capital and $12.6 million for compressor maintenance activities. Included in our fleet growth capital expenditures for the year ended December 31, 2009 were new compression equipment purchases of $3.1 million from Exterran Holdings.

Financing Activities.  The increase in cash used in financing activities during the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily the result of an increase in net repayments under our debt facilities, partially offset by an increase in amounts due to affiliates, net in the year ended December 31, 2009 compared to the year ended December 31, 2008.

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

We currently plan to spend approximately $20 million to $25 million on equipment maintenance capital.

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our credit facilities and that we have the ability to generate adequate amounts of cash to meet our short-term and long-term needs. Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We will actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our credit facilities, the issuance of additional partnership units, and future debt offerings as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital.  We expect that we will rely primarily upon external financing sources, including our revolving credit facility and our 2009 ABS Facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow. Additionally, our ability to utilize the issuance of equity securities as a source of expansion capital is currently limited by our credit agreement, which requires us to use the cash proceeds from any equity offering first to repay our $117.5 million term loan facility in full.

We expect that we will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business, including future capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. Because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute for each unit. There are no limitations in our partnership agreement or in the terms of our credit facilities on our ability to issue additional units, including units ranking senior to our common units.

Long-term Debt.  We, as guarantor, and EXLP Operating LLC, our wholly-owned subsidiary, are parties to a senior secured credit agreement that provides for a five-year, $315 million revolving credit facility that matures in October 2011.

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

As of December 31, 2009, we had approximately $285.0 million outstanding and $30.0 million available under our revolving credit facility and $117.5 million of long-term debt outstanding under the term loan. All amounts under the revolving credit facility and term loan mature in October 2011.

Our revolving credit facility bears interest at a base rate, or LIBOR, at our option, plus an applicable margin, as defined in the credit agreement. At December 31, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 1.75%. The weighted average interest rate on the outstanding balance at December 31, 2009, excluding the effect of interest rate swaps, was 2.1%.

The term loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. At December 31, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 2.25%. Borrowings under the term loan are subject to the same credit agreement covenants as our revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis. The weighted average interest rate on the outstanding balance of the term loan at December 31, 2009, excluding the effect of interest rate swaps, was 2.5%.

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. Our senior secured credit facility allows for our Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition closes meeting certain thresholds and for the following two quarters after the acquisition closes. Therefore, due to the November 2009 Contract Operations Acquisition closing in the fourth quarter of 2009, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the period from December 31, 2009 through June 30, 2010. After June 30, 2010, our required Total Debt to EBITDA ratio will go back to 5.0 to 1.0. As of December 31, 2009, we maintained a 5.2 to 1.0

EBITDA to Total Interest Expense ratio and a 4.0 to 1.0 Total Debt to EBITDA ratio. If we continue to experience a deterioration in the demand for our services, and we are unable to consummate further acquisitions from Exterran Holdings, amend our senior secured credit facility or restructure our debt, we estimate that we could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in our senior secured credit facility during 2010. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impacted our ability to perform our obligations under our credit agreement, this could lead to a default under our credit agreement. As of December 31, 2009, we were in compliance with all financial covenants under the credit agreement.

In connection with the November 2009 Contract Operations Acquisition, we entered into the 2009 ABS Facility, a portion of which was used to fund the November 2009 Contract Operations Acquisition. The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders will accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at our option, either LIBOR or a base rate. The weighted average interest rate on the outstanding balance of the 2009 ABS Facility at December 31, 2009, excluding the effect of interest rate swaps, was 3.8%. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 consisting primarily of specified compression services contracts and a fleet of natural gas compressor units. The amount outstanding at any time is limited to the lower of (i) 75% of the value of the natural gas compression equipment owned by EXLP ABS 2009 (as defined in the agreement), (ii) 4.0 times free cash flow or (iii) the amount calculated under an interest coverage test. Additionally, the senior secured credit facility’s credit agreement limits the amount we can borrow under the 2009 ABS Facility to two times our EBITDA (as defined in the credit agreement). As of December 31, 2009, we had $30.0 million outstanding, with $120.0 million of availability, under the 2009 ABS Facility.

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

On January 29, 2010, our board of directors approved a cash distribution of $0.4625 per limited partner unit, or approximately $11.6 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from October 1, 2009 through December 31, 2009. The record date for this distribution was February 9, 2010 and payment was made on February 12, 2010.

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter

Long-term debt(1):
Revolving credit facility	$285,000	$—	$285,000	$—	$—
Term loan facility	117,500	—	117,500	—	—
Asset-backed securitization facility	30,000	—	—	30,000	—

Total long-term debt	432,500	—	402,500	30,000	—
Estimated interest payments(2)	41,042	21,304	19,076	662	—

Total contractual obligations	$473,542	$21,304	$421,576	$30,662	$—

(1)	Amounts represent the expected cash payments for principal on our total debt and do not include any deferred issuance costs or fair market valuation of our debt. For more information on our long-term debt, see Note 7 to the Financial Statements.

(2)	Interest amounts calculated using the interest rates in effect as of December 31, 2009, including the effect of our interest rate swap agreements.

Effects of Inflation.  Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.

Off-Balance Sheet Arrangements.  We have no material off-balance sheet arrangements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. These financial statements were prepared in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an on-going basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial condition are as follows:

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During 2009, 2008 and 2007, we recorded bad debt expense of approximately $0.6 million, $0.2 million and $0.1 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $31,000 in 2009.

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

We perform an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of our reporting unit with its carrying value. We determine the fair value of our reporting units using a combination of the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization. Significant estimates for each reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples. Changes in forecasts, cost of capital and market multiples could affect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period. The fair value of our reporting unit as of December 31, 2009 exceeded its book value by a significant margin.

Long-Lived Assets

Long-lived assets, which includes property and equipment and identifiable intangibles, comprise a significant amount of our total assets. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”, long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

Self-Insurance

Exterran Holdings insures our property and operations and allocates certain insurance costs to us. Exterran Holdings is self-insured up to certain levels for general liability, vehicle liability, group medical and for workers’ compensation claims. We regularly review estimates of reported and unreported claims and provide for losses based on claims filed and an estimate for significant claims incurred but not reported. Although we believe the insurance costs allocated to us are adequate, it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop. In addition, we currently have minimal insurance on our offshore assets.

Recent Accounting Pronouncements

See Note 2 to our Financial Statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of December 31, 2009, after taking into consideration interest rate swaps, we had approximately $177.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1.0% increase in interest rates would result in an annual increase in our interest expense of approximately $1.8 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Notes 10 and 11 to the Financial Statements.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements included in this report beginning on page F-1 are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Exterran GP LLC, the general partner of our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms under the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), the management of Exterran GP LLC, the general partner of our general partner, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of internal control over financial reporting as of December 31, 2009, was audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in its report found on the following page of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Exterran Partners, L.P.
Houston, Texas

We have audited the internal control over financial reporting of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Partnership and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2010

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

Pursuant to Rule 5615(a)(4) of the NASDAQ Stock Market (“NASDAQ”) Marketplace Rules, NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of Exterran GP LLC or to establish a compensation committee or a nominating committee. Exterran GP LLC has eight directors. The board of directors has determined that three of its eight directors — James G. Crump, G. Stephen Finley and Edmund P. Segner, III — are “independent directors” within the meaning of applicable NASDAQ rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, Exterran GP LLC has adopted standards that incorporate the NASDAQ and Exchange Act standards.

Exterran GP LLC’s board of directors has standing audit, compensation and conflicts committees. The written charter for each of these committees is available on our website at www.exterran.com. We will also provide a copy of any of our committee charters to any of our unitholders without charge upon written request to Investor Relations, 16666 Northchase Drive, Houston, Texas 77060.

Exterran GP LLC’s board of directors met nine times and took action by unanimous written consent on three occasions during 2009. During 2009, each member of the board of directors attended at least 75% of the aggregate number of meetings of the board of directors and any committee of the board of directors on which such director served.

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

Audit Committee.  The audit committee, which met four times during 2009, consists of Messrs. Crump (chair), Finley and Segner. The board of directors has determined that each of Messrs. Crump, Finley and Segner is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each is “independent” within the meaning of the applicable NASDAQ rules. The audit committee assists the board of directors of Exterran GP LLC in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee.

Compensation Committee.  The compensation committee, which met five times during 2009, consists of Messrs. Crump, Finley (chair) and Segner. The purpose of the compensation committee is to discharge the board of directors’ responsibilities relating to compensation of Exterran GP LLC’s executives, to produce an annual report relating to the CD&A (as defined below) for inclusion in our Annual Report on Form 10-K, in accordance with the rules and regulations of the SEC, and to oversee the development and implementation of our compensation programs. The function of the compensation committee is discussed in greater detail in

Part III, Item 11 (“Executive Compensation — Compensation Discussion & Analysis — Partnership Compensation Committee Structure and Responsibilities”) of this report.

Conflicts Committee.  The conflicts committee, which met ten times during 2009, consists of Messrs. Crump (chair), Finley and Segner. The purpose of the conflicts committee is to carry out the duties of the committee as set forth in our Partnership Agreement and the Omnibus Agreement, and any other duties delegated by the board of directors of Exterran GP LLC that it believes may involve a conflict of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common units (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations, as set forth in Section 16(a) of the Exchange Act, during 2009.

Code of Ethics

Exterran GP LLC has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to Exterran GP LLC and its subsidiaries and affiliates, including us, and to all of its and their employees, officers and directors. A copy of the Code is available on our website at www.exterran.com. We also will provide a copy of the Code to any of our unitholders without charge upon written request to Investor Relations, 16666 Northchase Drive, Houston, Texas 77060.

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

The following table shows information regarding the current directors and executive officers of Exterran GP LLC:

Name	Age	Position with Exterran GP LLC

Ernie L. Danner	55	President, Chief Executive Officer and Chairman of the Board
David S. Miller	46	Vice President, Chief Financial Officer and Director
J. Michael Anderson	47	Senior Vice President and Director
D. Bradley Childers	45	Senior Vice President and Director
Daniel K. Schlanger	36	Senior Vice President and Director
Donald C. Wayne	43	Senior Vice President and General Counsel
Kenneth R. Bickett	48	Vice President, Finance and Accounting
James G. Crump	69	Director
G. Stephen Finley	59	Director
Edmund P. Segner, III	56	Director

Ernie L. Danner.  Mr. Danner was elected President and Chief Executive Officer and Chairman of the Board of Exterran GP LLC in July 2009, having served as President since October 2008. Mr. Danner served as a director of Exterran GP LLC from October 2006 through May 2008 and rejoined the board in October 2008. Mr. Danner was also elected President and Chief Executive Officer of Exterran Holdings in July 2009, having served as President and Chief Operating Officer since October 2008. Prior to the merger of Hanover and Universal, Mr. Danner had been a member of Universal’s board of directors since Universal’s acquisition of Tidewater Compression Services, Inc. in 1998. Mr. Danner served in various positions of increasing responsibility at Universal from 1998 until 2007, including as an Executive Vice President of Universal from February 1998 to 2007 and Chief Operating Officer from July 2006 to August 2007. Prior to joining Universal, Mr. Danner served as Chief Financial Officer and Senior Vice President of MidCon Corp. (an interstate pipeline company and a wholly-owned subsidiary of Occidental Petroleum Corporation). Mr. Danner is also a director of Exterran Holdings, Inc., Copano Energy, LLC (a natural gas gathering and processing company) and Anchor Drilling Fluids, Inc. (a privately held company providing drilling fluid services to exploration and production companies). He also serves on the Board of Trustees of the John Cooper School in The Woodlands, Texas and serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries. Mr. Danner holds a B.A. and an MBA in Accounting from Rice University.

Mr. Danner’s day to day leadership as our Chief Executive Officer and his role in forming the Partnership provide him with an intimate knowledge of our Partnership, including its strategies, operations and markets, and his outside board service brings experience with related sectors of the energy industry. Mr. Danner’s business judgment, management experience and leadership skills are highly valuable in assessing our business strategies and accompanying risks.

David S. Miller.  Mr. Miller was elected Vice President and Chief Financial Officer and as a director of Exterran GP LLC in March 2009. Prior to that, Mr. Miller served as Chief Operating Officer of JMI Realty, a private real estate investment and development company, from October 2005 to January 2009. From April 2002 to September 2005, Mr. Miller was a partner with SP Securities LLC, a private investment banking firm. Prior to joining SP Securities LLC, Mr. Miller served in positions of increasing responsibility with the Energy Investment Banking department of Merrill Lynch & Co, Inc. (a financial management and advisory firm) from May 1993 to March 2002, including as Vice President beginning in 1996 and as Director beginning in 1999. Mr. Miller holds a B.S. in finance from Southern Methodist University and an MBA from Northwestern University J.L. Kellogg Graduate School of Management.

Through his role as our Chief Financial Officer, Mr. Miller brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Miller also brings valuable financial expertise, including extensive experience with capital markets transactions, knowledge of the energy industry and familiarity with the natural gas compression industry from his prior role as an investment banker.

Kenneth R. Bickett.  Mr. Bickett was elected Vice President, Finance and Accounting of Exterran GP LLC in April 2009, having served as Vice President and Corporate Controller of Exterran GP LLC since June 2006. He also serves as Vice President, Finance and Accounting of Exterran Holdings. Prior to the merger of Hanover and Universal, Mr. Bickett served as Vice President, Accounting and Corporate Controller of Universal, a position he held since joining Universal in July 2005. Prior to joining Universal, he served as Vice President and Assistant Controller for Reliant Energy, Inc. (an electricity and energy services provider). Prior to joining Reliant Energy in 2002, Mr. Bickett was employed by Azurix Corp. (a water and wastewater utility and services company) since 1998, where he most recently served as Vice President and Controller. Mr. Bickett also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries. Mr. Bickett is a Certified Public Accountant and holds a B.S. in accounting from the University of Kentucky.

J. Michael Anderson.  Mr. Anderson was elected Senior Vice President of Exterran GP LLC in June 2006, and was appointed as a director of Exterran GP LLC in October 2006. He also serves as Senior Vice President, Chief Financial Officer and Chief of Staff of Exterran Holdings. Prior to the merger of Hanover and Universal, Mr. Anderson was Senior Vice President and Chief Financial Officer of Universal, a position he assumed in March 2003. Mr. Anderson held various positions with Azurix Corp. (a water and wastewater utility and services company), primarily as the company’s Chief Financial Officer and later as Chairman and Chief Executive Officer. Prior to that time, he spent ten years in the Global Investment Banking Group of J.P. Morgan Chase & Co. (a financial services company), where he specialized in merger and acquisitions advisory services. Mr. Anderson also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries. Mr. Anderson holds a BBA in finance from Texas Tech University and an MBA in finance from The Wharton School of the University of Pennsylvania.

Through his role as Exterran Holdings’ Chief Financial Officer and his involvement in our formation, Mr. Anderson brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Anderson also brings valuable financial expertise, including extensive experience with capital markets transactions and knowledge of the energy industry from his prior role as an investment banker.

D. Bradley Childers.  Mr. Childers was elected Senior Vice President of Exterran GP LLC in June 2006 and as a director of Exterran GP LLC in May 2008. He also serves as Senior Vice President of Exterran Holdings and as President, North America of Exterran Energy Solutions, L.P. Prior to the merger of Hanover and Universal, Mr. Childers was Senior Vice President of Universal and President of the International Division of Universal Compression, Inc., Universal’s wholly-owned subsidiary, positions he held since July 2006. Previously, he served as Senior Vice President, Business Development, General Counsel and Secretary of Universal beginning in April 2005 and as the Senior Vice President, General Counsel and Secretary of Universal beginning in September 2002. Prior to joining Universal, he held various positions with Occidental Petroleum Corporation and its subsidiaries (an international oil and gas exploration and production company), from 1994 to 2002, including as Vice President, Business Development at Occidental Oil and Gas Corporation, and as a corporate counsel. Mr. Childers also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries. Mr. Childers holds a B.A. from Claremont McKenna College and a J.D. from the University of Southern California.

As President, North America of Exterran Energy Solutions, L.P., Mr. Childers has intimate knowledge of our contract compression operations as well as a unique understanding of market factors and operational challenges and opportunities. Also, through his prior role as General Counsel of Exterran Holdings’ predecessor, Mr. Childers is familiar with a full range of company and board functions.

Daniel K. Schlanger.  Mr. Schlanger has served as Senior Vice President of Exterran GP LLC since June 2006, and has served as a director of Exterran GP LLC since October 2006. From June 2006 to March 2009, he also served as Chief Financial Officer of Exterran GP LLC. He also currently serves as Senior Vice President, Operations Services of Exterran Holdings and Exterran Energy Solutions, L.P. Prior to the merger of Hanover and Universal, Mr. Schlanger served as Vice President — Corporate Development of Universal. From August 1996 through May 2006, Mr. Schlanger was employed as an investment banker with Merrill Lynch & Co. where he focused on the energy sector. Mr. Schlanger also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries. Mr. Schlanger holds a B.S. in Economics from the University of Pennsylvania.

In his position as Senior Vice President, Operations Services of Exterran Holdings, Mr. Schlanger has unique insight into our operational challenges and opportunities. Also, through his prior role as our Chief Financial Officer and previously as an investment banker who provided advice regarding the structuring of our Partnership, Mr. Schlanger brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Schlanger also brings financial expertise, including experience with capital markets transactions, knowledge of the energy industry and familiarity with master limited partnerships from his prior role as an investment banker.

Donald C. Wayne.  Mr. Wayne was elected Senior Vice President and General Counsel of Exterran GP LLC in May 2008, having served as Vice President, General Counsel and Secretary since August 2006. He also serves as Senior Vice President, General Counsel and Secretary of Exterran Holdings. Prior to the merger of Hanover and Universal, Mr. Wayne served as Vice President, General Counsel and Secretary of Universal, a position he assumed upon joining Universal Compression Holdings in August 2006. Prior to joining Universal, he served as Vice President, General Counsel and Corporate Secretary of U.S. Concrete, Inc. (a producer of ready-mixed concrete and concrete-related products) from 1999 to August 2006. Prior to joining U.S. Concrete in 1999, Mr. Wayne served as an attorney with the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Mr. Wayne also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries. Mr. Wayne holds a B.A. from Tufts University and a J.D. and an MBA from Washington University (St. Louis).

James G. Crump.  Mr. Crump was appointed as a director of Exterran GP LLC in October 2006. Mr. Crump began his career at PricewaterhouseCoopers in 1962 and became a partner in 1974. From 1977 until the merger of Price Waterhouse and Coopers Lybrand in 1998, Mr. Crump held numerous management and leadership roles. From 1998 until his retirement in 2001, Mr. Crump served as Global Energy and Mining Cluster Leader, as a member of the U.S. Management Committee and the Global Management Committee and as Houston Office Managing Partner. Mr. Crump also serves as chairman of the audit committee and a member of the conflicts committee of the board of directors of Copano Energy, L.L.C. (a natural gas gathering and processing company). Mr. Crump holds a B.A. in accounting from Lamar University.

With a nearly 40-year career focused on providing independent public accounting services to the energy industry, Mr. Crump contributes a broad-based understanding of the oil and gas industry and of complex accounting and financial matters. Mr. Crump’s service on the audit and conflicts committees of the board of directors of another energy services company further enhances his qualifications to serve as a member of our board.

G. Stephen Finley.  Mr. Finley was elected as a director of Exterran GP LLC in November 2006. Mr. Finley served in various positions of increasing responsibility at Baker Hughes Incorporated (a provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry) from 1982 until his retirement in 2006, including as Senior Vice President — Finance and Administration and Chief Financial Officer from April 1999 through April 2006. Mr. Finley currently serves as Chairman of the Audit Committee and as a member of the Compensation Committee of the board of directors of Newpark Resources, Inc. (a provider of integrated site, environmental and drilling fluid services to the oil and gas exploration and production industry). He also serves on the board of Total Safety U.S., Inc. (a privately held company and global provider of integrated safety strategies and solutions for hazardous environments). From June 2006 to June 2008, Mr. Finley served on the board of Ocean Rig ASA (a Norway-based drilling contractor). Mr. Finley is a Certified Public Accountant and holds a B.S. from Indiana State University.

Mr. Finley contributes extensive financial acumen and an understanding of the oil and gas services industry, including oilfield services companies, through his 24 years of service with Baker Hughes, including seven years as Chief Financial Officer. Mr. Finley’s service on the audit and compensation committees of the board of directors of another energy services company further enhances his qualifications to serve as a member of our board. Mr. Finley also possesses important relationships with senior management of oil and gas companies and oilfield service companies throughout the world.

Edmund P. Segner, III.  Mr. Segner was elected a director of Exterran GP LLC in May 2009. Mr. Segner is a Professor in the Practice of Engineering Management in the Department of Civil and Environmental Engineering at Rice University (Houston). In November 2008, Mr. Segner retired from EOG Resources, Inc. (EOG), a publicly traded independent oil and gas exploration and production company. Among the positions he held at EOG was President and Chief of Staff and Director from 1999 to 2007. During the period March 2003 through June 2007, he also served as the principal financial officer. Mr. Segner served on the board of directors of Universal Compression Holdings, Inc. from 2000 to 2002. He is currently chairman of the Audit Committee of Seahawk Drilling, Inc. (an owner and operator of offshore oil and gas platforms and a provider of deep water contract drilling services to the oil and natural gas exploration industry) and serves on the Audit and Compensation Committees of Bill Barrett Corporation (a company engaged in exploration and development of natural gas and oil reserves in the Rocky Mountain region of the United States). Mr. Segner is a member of the Society of Petroleum Engineers and currently serves as a member of the board or as a trustee for several non-profit organizations. Mr. Segner is a Certified Public Accountant and holds a B.S. in civil engineering from Rice University and an M.A. in economics from the University of Houston.

Mr. Segner brings technical experience and financial acumen to our board. Having served in a senior management position for an oil and gas company, Mr. Segner also possesses a thorough understanding of the energy industry and operational challenges unique to this industry. In addition, as a former president of a public company and as a director of other public companies, Mr. Segner has valuable experience with other functions pertinent to our board, including compensation, financing matters and the evaluation of acquisition opportunities.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This compensation discussion and analysis (“CD&A”) is intended to provide information about our compensation objectives and policies for our principal executive officer, principal financial officer and the other most highly compensated executive officers that places in perspective the information contained in the tables that follow this discussion. This CD&A begins with a description of our relationship with Exterran Holdings with respect to the allocation and reimbursement of compensation expenses and is followed by a general description of Exterran Holdings’ and our compensation programs and specific information regarding their various components. Immediately following the CD&A is the Compensation Committee Report and the compensation tables describing compensation paid in 2007, 2008 and 2009 and outstanding equity awards held by executives. We have also provided information concerning pension benefits and change of control agreements.

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

This Compensation Discussion and Analysis (“CD&A”) provides information about the compensation objectives and policies for the chief executive officer, chief financial officer and other most highly compensated executive officers of Exterran GP LLC, including Mr. Snider, whose employment concluded in June 2009 (our “Named Executive Officers”). This CD&A provides additional context for the numbers presented in the compensation tables that follow this discussion. For calendar year 2009, the following individuals comprised our Named Executive Officers (titles are as of December 31, 2009):

•	Ernie L. Danner, President and Chief Executive Officer of Exterran GP LLC and Exterran Holdings

•	Stephen A. Snider, former Chief Executive Officer of Exterran GP LLC and Exterran Holdings

•	David S. Miller, Vice President and Chief Financial Officer of Exterran GP LLC and Vice President of Exterran Holdings

•	J. Michael Anderson, Senior Vice President of Exterran GP LLC and Senior Vice President, Chief Financial Officer and Chief of Staff of Exterran Holdings

•	D. Bradley Childers, Senior Vice President of Exterran GP LLC and Exterran Holdings

•	Daniel K. Schlanger, Senior Vice President of Exterran GP LLC and Senior Vice President, Operations Services of Exterran Holdings and former Chief Financial Officer of Exterran GP LLC

Executive Management Changes in 2009

On March 4, 2009, the board of directors of Exterran GP LLC appointed David S. Miller as our Vice President and Chief Financial Officer. Daniel K. Schlanger, who assumed new responsibilities with Exterran Holdings and retained his title as Senior Vice President, ceased serving as our Chief Financial Officer upon Mr. Miller’s appointment to that position.

On June 30, 2009, in accordance with his previously announced plans for retirement, Stephen A. Snider resigned as Chief Executive Officer. Mr. Danner, who rejoined Exterran GP LLC as President and Chief Operating Officer in October 2008, was named President and Chief Executive Officer on June 30, 2009, concurrent with Mr. Snider’s retirement, in conjunction with a previously announced management succession plan.

Compensation Expense Allocations

Allocation Methodology

Under the terms of the Omnibus Agreement, most costs associated with Exterran Holdings’ (or for periods prior to the merger, Universal’s) provision of services to us, including compensation of our Named Executive Officers, are allocated to us on a monthly basis in the manner that our general partner deems reasonable. During 2009, those allocations were generally made using a two step process:

•	First, Exterran Holdings allocates an appropriate portion of its total selling, general and administrative expenses among its business segments, including to the U.S. portion of its North America contract operations segment, based on revenue.

•	Second, Exterran Holdings allocates to us a prorated portion of the selling, general and administrative expenses initially allocated to the U.S. portion of Exterran Holdings’ North America contract operations segment based upon the ratio of our total compression equipment horsepower to the sum of Exterran Holdings’ total U.S. compression equipment horsepower and our total compression equipment horsepower.

In accordance with the terms of the Omnibus Agreement, for the portion of 2009 prior to completion of the November 2009 Contract Operations Acquisition, the amount for which we were obligated to reimburse Exterran Holdings for selling, general and administrative expenses allocated to us, including compensation costs, could not exceed $6.0 million per quarter, after taking into account any such costs we incur and pay directly (the “SG&A Cap”). In connection with the November 2009 Contract Operations Acquisition, the SG&A Cap under the terms of the Omnibus Agreement was increased to $7.6 million per quarter. The reimbursement of compensation costs allocated by Exterran Holdings to us for the compensation of our Named Executive Officers (which excludes the non-cash costs related to our phantom unit and unit option awards) is subject to the SG&A Cap.

See Part III, Item 13 (“Certain Relationships and Related Transactions, and Director Independence”) of this report for additional discussion of relationships and transactions we have with Exterran Holdings and the terms of the Omnibus Agreement.

2009 Executive Compensation Allocations

During the year ended December 31, 2009, the following percentages of Exterran Holdings’ compensation expenses incurred to provide the Named Executive Officers’ total compensation, including salary, Exterran Holdings’ stock and option awards, our phantom unit and option awards, non-equity incentive plan compensation and other benefits, were allocated to us by Exterran Holdings:

Percent of Named
Executive Officers’
Total Compensation
in 2009 Allocated
to the Partnership
Officer	(%)

Ernie L. Danner	6.0
Stephen A. Snider	6.0
David S. Miller	6.0
J. Michael Anderson	6.0
D. Bradley Childers	12.3
Daniel K. Schlanger	6.0

Partnership Compensation Committee Structure and Responsibilities

The purpose of the compensation committee of Exterran GP LLC’s board of directors, which we refer to as “our compensation committee,” is to discharge the board of directors’ responsibilities relating to the compensation of Exterran GP LLC’s executives, to produce an annual report relating to this CD&A for inclusion in our Annual Report on Form 10-K, in accordance with the rules and regulations of the SEC, and to oversee the development and implementation of our compensation programs. Our compensation committee is comprised entirely of directors who are not officers or employees of us or Exterran GP LLC and whom the board of directors has determined to be “independent directors” within the meaning of applicable NASDAQ rules. The current members of our compensation committee are Messrs. Finley (chair), Crump and Segner.

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

During 2009, our compensation committee approved the allocation of compensation expense from Exterran Holdings to us and determined the number of, and manner in which, equity compensation awards of our limited partner units were made to Exterran GP LLC’s independent directors and executives.

Compensation Philosophy and Objectives

The Exterran Holdings compensation committee and our compensation committee believe that compensation programs play a vital role in attracting and retaining people with the level of expertise and experience needed to help achieve the business objectives that ultimately drive both short- and long-term success and stockholder value. To attract, retain and motivate an effective management team, the Exterran Holdings compensation committee has guided management in developing a compensation program linking pay and performance in a manner consistent with Exterran Holdings’ and our corporate values and operating principles, including integrity, teamwork, accountability and customer service, to achieve consistent growth, profitability and return for Exterran Holdings’ stockholders and our unitholders.

Exterran Holdings’ and our philosophy is to provide total compensation to our management that is competitive with that of companies similar in size to Exterran Holdings across a variety of industries and within the oilfield services sector by targeting cash compensation at the 50th percentile of those groups and by targeting equity compensation at the 50th to 75th percentile of those groups, as further described below in the section entitled “— How Our Compensation Committee Determines Executive Compensation.” The combination of these target percentiles is intended to position our executives’ compensation competitively relative to the market.

Our emphasis on at-risk, variable compensation is an important component of our overall compensation philosophy. More than half of our Named Executive Officers’ compensation for 2009 was “at risk.” Cash bonuses based on yearly performance are intended to focus executives and key employees on our short-term goals of profitability and operational improvements. Equity awards, the value of which is based on future performance, are intended to focus executives and key employees on our long-term strategic goals of sustained profitability and growth. The Exterran Holdings compensation committee and our compensation committee believe that “at-risk” compensation helps to align management’s interest with that of our equityholders.

Due to the deterioration of the financial markets in late 2008, the Exterran Holdings compensation committee became focused on developing a compensation program for 2009 that would continue to further the compensation philosophies described in this section as well as take into consideration the uncertainty and volatility in the financial and energy markets and the resulting impact on Exterran Holdings and us. In light of the decrease in activity levels in the energy industry, as compared to 2008, that negatively impacted Exterran Holdings’ and our business activity levels, management elected to take actions to help reduce selling, general and administrative costs and enhance cash flow generation. To this end, management implemented a reduction in workforce and suspended 2009 merit increases in base salary and, for a minimum period of one year, also suspended the company match for Exterran Holdings’ 401(k) and deferred compensation plans. To help retain employees and the ability to attract key management talent, the Exterran Holdings compensation committee continued to focus on performance-based short-term and long-term incentive compensation.

In its most recent review of executive compensation, in February 2010, the Exterran Holdings compensation committee considered Exterran Holdings’ and our relative performance under rapidly changing market conditions, and, taking into account the recommendations of the Chief Executive Officer with respect to each executive officer of Exterran Holdings other than himself (as described below), it focused on each executive officer’s performance within that officer’s scope of responsibilities, Exterran Holdings’ and our strategic initiatives and that officer’s ability to contribute to those initiatives, and his experience and future potential, with no specific weighting assigned to any of these factors. In this context, the Exterran Holdings compensation committee made the compensation decisions discussed below in the section entitled “— Elements of Compensation.”

How the Exterran Holdings Compensation Committee Determines Executive Compensation

Role of Executive Officers in Compensation Decisions

The most significant aspects of Exterran Holdings’ and our management’s, including the Chief Executive Officer’s, role in the compensation-setting process are:

•	recommending compensation programs, compensation policies, compensation levels and incentive opportunities that are consistent with Exterran Holdings’ and our business strategies;

•	compiling, preparing and distributing materials for review and consideration by the Exterran Holdings compensation committee and our compensation committee, including market data;

•	recommending Exterran Holdings’ performance goals on which performance-based compensation will be based; and

•	assisting in the evaluation of employee performance.

Exterran Holdings’ and our Chief Executive Officer annually reviews the performance of each of the executive officers. His recommendations with respect to salary adjustments, annual cash incentives and equity awards are based on these performance reviews and are then presented to the Exterran Holdings compensation committee for consideration. The Exterran Holdings compensation committee determines the compensation of Exterran Holdings’ executive officers in its discretion, taking into account the recommendations of Exterran Holdings’ and the Chief Executive Officer and other data and materials made available to the committee.

Because Mr. Miller is not an executive officer of Exterran Holdings, the Exterran Holdings compensation committee does not review his performance or determine his compensation. Mr. Miller’s performance is reviewed and his compensation is set by Exterran Holdings’ Chief Executive Officer and Chief Financial Officer in a manner consistent with the compensation philosophy and objectives described above. Our compensation committee also reviews Mr. Miller’s compensation and approves all grants of Exterran Partners equity awards to him.

Role of the Compensation Consultant

Towers Watson (formerly Towers Perrin), an independent third-party consultant, has been engaged by the Exterran Holdings compensation committee to:

•	provide a competitive review of executive compensation, including base salary, annual incentives, long-term incentives and total direct compensation, in the marketplace, the oilfield services industry and publicly traded companies across industries;

•	model estimated long-term incentive awards for executives, directors and other eligible employees under various stock price scenarios and mixes of long-term incentive mechanisms; and

•	provide the Exterran Holdings compensation committee and management with information on how trends, new rules, regulations and laws impact executive and director compensation practice and administration.

The scope of Towers Watson’s compensation review includes an analysis of competitive factors in the marketplace and further takes into consideration Exterran Holdings’ size, strategic direction, organizational structure and compensation philosophy.

Establishing Competitive Pay Levels

In determining the appropriate levels of compensation, including total direct compensation and its principal components, for its executive officers, the Exterran Holdings compensation committee reviewed general industry (as defined below) and oilfield services-specific data and analyses provided by Towers Watson, as well as data contained in the proxy statements of the oilfield services companies selected for Exterran Holdings’ peer group (which data we refer to collectively as “comparative compensation data”).

Towers Watson provided the Exterran Holdings compensation committee with comparative compensation data from companies across a variety of industries (which we refer to as the “general industry”), totaling in excess of 750 companies, which was then regressed for companies with annual revenue of approximately $3 billion. In addition, the Exterran Holdings compensation committee considered survey data from the oilfield services industry provided by Towers Watson. This data included the following 15 companies with a median revenue of approximately $2.3 billion: Atwood Oceanics, Inc., Baker Hughes Incorporated, Bristow Group Inc., Cameron International Corporation, Diamond Offshore Drilling, Inc., ENSCO International Incorporated, Global Industries, Ltd., Halliburton Company, Helmerich & Payne, Inc., Noble Corporation, Oil States International, Inc., Pride International, Inc., Rowan Companies, Inc., Schlumberger Limited and Transocean Inc. The Exterran Holdings compensation committee used this data both to consider overall trends in executive compensation and to target executive cash compensation at the 50th percentile and long-term incentive compensation at the 50th to 75th percentile, because it believes this to be an appropriate range both to maintain our competitiveness in the market for managerial talent and to align executive compensation with stockholder interests.

The Exterran Holdings compensation committee believes the combination of this general industry data and oilfield services data provides a broad-based view of executive compensation across multiple industry segments based on companies similar in size to Exterran Holdings and executive compensation practices. This provides valuable information for structuring an executive compensation program that is generally competitive, allows the Exterran Holdings compensation committee to identify a target compensation range and appropriately position executive compensation within that target range, as indicated above, and provides the data necessary to support individual compensation decisions for comparable positions in the general and oilfield services industries.

The Exterran Holdings compensation committee also reviews from time to time executive compensation data published in the proxy statements of Exterran Holdings’ peer group (as described below) as an additional source of information in assessing whether the executive compensation program is appropriately positioned and competitive based on Exterran Holdings’ industry and size.

For 2009, the Exterran Holdings compensation committee changed the peer group from seven companies to the 20 listed below. This expanded peer group included companies with a larger range of revenues and with both domestic and international operations, many of whom are Exterran Holdings’ competitors for managerial talent. The Exterran Holdings compensation committee believed that a greater diversity of oilfield services companies would provide an enhanced overview of compensation and reflects more completely those companies with which Exterran Holdings competes for technical and managerial talent.

• Baker Hughes Incorporated	• Natco Group Inc
• BJ Services Company	• National Oilwell Varco, Inc
• Cameron International Corporation	• Noble Corporation
• Chicago Bridge & Iron Company N.V.	• Oil States International, Inc.
• Complete Production Services, Inc.	• Patterson-UTI Energy, Inc.
• Dresser-Rand Group Inc.	• Pride International, Inc.
• FMC Technologies, Inc.	• Rowan Companies, Inc.
• Gardner Denver, Inc.	• Smith International, Inc.
• Key Energy Services, Inc.	• Superior Energy Services, Inc.
• McDermott International, Inc.	• Weatherford International Ltd.

In addition to its review of comparative compensation data, on a periodic basis, the Exterran Holdings compensation committee reviews each executive officer’s current and past total compensation, including a three year look-back at base salary, short-term incentive pay, the value of long-term incentives and payouts in the event of a termination following a change of control.

Each of the compensation components provided to executive officers and key employees is further described below.

Elements of Compensation

Exterran Holdings’ and our executive compensation programs are managed from a “total rewards” perspective, with consideration given to each of the following components:

•	base salary;

•	annual performance-based incentives;

•	long-term incentives; and

•	other compensation and benefit programs.

The total compensation paid to our Named Executive Officers in 2009, excluding other benefit programs and perquisites, and excluding those officers who were no longer employed at December 31, 2009, was comprised approximately of 30% base salary, 15% annual cash bonus and 55% long-term incentives (based on the grant-date fair value of the awards), as shown below.

Average NEO Compensation Mix

The composition of the total compensation package illustrates Exterran Holdings’ and our emphasis on variable compensation. Exterran Holdings and we believe our emphasis on long-term incentives encourages our executives to act strategically to ensure our sustainable long-term performance and to support our goal of enhancing long-term equityholder value.

In addition, our Named Executive Officers are eligible to participate in Exterran Holdings’ various retirement savings plans, standard employee benefit plans and standard employee health and welfare benefits, as further described below. Information on the compensation paid to our Named Executive Officers can be found in tabular format in the “Summary Compensation Table for 2009,” below.

Base Salaries

The Exterran Holdings compensation committee has determined that, to attract and retain sufficient talent, base pay generally should be set near the median of that for companies similar in size to Exterran Holdings in the general industry and the oilfield services industry, as described above. In addition to considering the comparative compensation data in making salary decisions, the Exterran Holdings compensation committee exercises judgment and discretion based upon each executive’s level of responsibility, individual skills, experience in the executive’s current role, the executive’s expected future role, performance, internal pay equity and external factors involving competitive positioning and general economic conditions. No specific formula is applied to determine the weight of each of these factors. Performance evaluations are conducted annually and the resulting adjustments in base salaries generally are effective following the first quarter of each year.

In late 2008, management and the Exterran Holdings compensation committee considered the level of uncertainty in the oil and gas industry created by the financial crisis. In January 2009, management and the Exterran Holdings compensation committee suspended 2009 merit increases in base salary for Exterran Holdings’ employees, including our Named Executive Officers, and as a result, the 2009 annual base salaries of our Named Executive Officers remained the same as those for 2008, and were as follows:

		2009
		Base
		Salary
Officer	Title	($)

Ernie L. Danner	President and Chief Executive Officer(1)	450,000
Stephen A. Snider	Former Chief Executive Officer	600,000
David S. Miller	Vice President and Chief Financial Officer	245,000	(2)
J. Michael Anderson	Senior Vice President	355,000
D. Bradley Childers	Senior Vice President	340,000
Daniel K. Schlanger	Senior Vice President	300,000

(1)	Mr. Danner was President and Chief Operating Officer when these salary determinations were made. He was named President and Chief Executive Officer on June 30, 2009, concurrent with Mr. Snider’s retirement, with no increase in base salary.

(2)	Mr. Miller’s salary was set upon the commencement of his employment with Exterran Holdings in February 2009.

Annual Performance-Based Incentive Compensation

In February 2009, the Exterran Holdings compensation committee adopted a short-term incentive program (the “2009 Incentive Program”) to provide the short-term incentive compensation element of Exterran Holdings’ total direct compensation program for this year. Under the 2009 Incentive Program, each executive officer was eligible to receive an annual cash award based on the Exterran Holdings compensation committee’s assessment of Exterran Holdings’ performance for 2009 relative to certain key business activities and indicators, as well as each executive officer’s individual contribution toward those criteria.

In determining the target 2009 bonus opportunity for each Named Executive Officer other than Mr. Miller, the Exterran Holdings compensation committee considered his relative responsibility and his potential impact on the achievement of the performance criteria. In determining Mr. Miller’s target 2009 bonus opportunity, Exterran Holdings’ Chief Executive Officer and Chief Financial Officer considered his relative responsibility and his potential impact on the achievement of the performance criteria. Those bonus targets, expressed as a percentage of each Named Executive Officer’s base salary for 2009, were as follows:

		2009 Bonus	2009 Bonus
		Target	Target
Executive Officer	Title	(% of base salary)	($)

Ernie L. Danner	President and Chief Executive Officer	90	405,000	(1)
Stephen A. Snider	Former Chief Executive Officer	100	300,000	(2)
David S. Miller	Vice President and Chief Financial Officer	42	102,900
J. Michael Anderson	Senior Vice President	70	248,500
D. Bradley Childers	Senior Vice President	70	238,000
Daniel K. Schlanger	Senior Vice President	60	180,000

(1)	Mr. Danner’s target bonus under the 2009 Incentive Program was set at (i) 80% for the period from January 1, 2009 through June 30, 2009, during which he served as Exterran Holdings’ and our president and chief operating officer, and (ii) 100% for the period from July 1, 2009, when he assumed his new duties as Exterran Holdings’ and our chief executive officer, through December 31, 2009.

(2)	This amount reflects a proration of Mr. Snider’s bonus target under the 2009 Incentive Program for the period from January 1, 2009 through the date of his retirement on June 30, 2009.

Under the 2009 Incentive Program, each Named Executive Officer was eligible to receive an annual cash award, at a level of 0% to 200% of his target bonus, based on Exterran Holdings’ performance for 2009 relative to the key business activities and indicators listed below, as adjusted based on individual performance, in each case based on the Exterran Holdings compensation committee’s determination, in its discretion and with input from management, of the level of attainment of applicable Company and individual performance, as well as one or more of the following items that the Exterran Holdings compensation committee could choose to consider, in its discretion:

•	Exterran Holdings’ performance relative to its business plan;

•	existing or anticipated financial, economic and industry conditions; and

•	such other factors or criteria as the Exterran Holdings compensation committee, in its discretion, deemed appropriate.

The Exterran Holdings compensation committee initially determined the key business activities and indicators would relate to the following:

•	Employee training and development;

•	Efficient management of Exterran Holdings’ idle assets;

•	Financial and equityholder returns;

•	Project management; and

•	Safety.

In setting the key business activities and indicators for 2009, the Exterran Holdings compensation committee reserved the right to modify the target levels of one or more of these criteria in its discretion based on internal and external developments during the course of 2009. During the second quarter of 2009, the Venezuelan state-owned oil company assumed control over substantially all of Exterran Holdings’ assets and operations in Venezuela. As a result, the Exterran Holdings compensation committee exercised its discretion to revise certain financial and stockholder returns target levels during 2009, as shown in the table below. Also during 2009, management reviewed idle compression assets used in Exterran Holdings’ contract operations segment that were not cost efficient to maintain and operate and retired those assets from the fleet, and the Exterran Holdings compensation committee exercised its discretion to make this target more difficult to achieve by lowering the idle horsepower allowed under this target level, as shown in the table below. In addition, in consideration of challenging market conditions during 2009 and the measures Exterran Holdings took in response, including a workforce reduction, suspension of merit increases in base salary and suspension of benefits under certain of Exterran Holdings’ employee benefit plans, management determined to temporarily defer the employee training and development activities to 2010. Further, although generation of free cash flow was already an element of Exterran Holdings’ business plan for 2009, as a result of continuing deterioration of energy and economic conditions during the year, management and the Compensation Committee determined to place a much greater emphasis on this during the second half of 2009 and increased the importance of this factor. These adjustments to the key business activities and indicators were intended to align incentive award payments more closely with the developing goals of the underlying business.

The following table shows the key business activities and indicators under the 2009 Incentive Program, as revised by the Exterran Holdings compensation committee in its discretion, and the results achieved under those activities and indicators, for the year ended December 31, 2009.

Key Business Activities and Indicators	2009 Target Level		2009 Result

Generation of free cash flow(1)	$156 million		$209 million
Efficient management of idle assets:
Idle horsepower at year-end(2)	<1.3 million		1.7 million
Service gross margin per HP(3)	≥$11.00 per month		$10.56
Financial and stockholder returns:
Exterran Holdings recurring earnings per share	≥$1.01	(4)	$1.02
Exterran Holdings recurring return on tangible equity(5)	≥4.4	%(4)	4.2%
Exterran Holdings stockholder returns	>S&P 500		(22	)%(6)
	>XNG		(43	)%(7)
	>OSX		(60	)%(8)
Exterran Partners unitholder returns	>AMZ		46	%(9)
Reduction in working capital from continuing operations	≥$50 million		$131 million
Project management:
International bookings(10)	>$500 million		$775 million
Key project management(11)
Safety:
Total recordable incident rate(12)	≤1.0		0.79
Global preventable vehicle incidents	<300		240

(1)	Refers to cash provided by Exterran Holdings’ operating activities less cash used in investing activities (primarily capital expenditures less proceeds from asset sales) and cash distributions to our non-controlling partners.

(2)	Refers to aggregate non-operating compression horsepower in Exterran Holdings’ North America and international fleet as of December 31, 2009. In early 2009, the Exterran Holdings compensation committee set Exterran Holdings’ 2009 target level for idle horsepower at less than 1.5 million. However, during 2009, management reviewed idle compression assets used in Exterran Holdings’ contract operations segment that were not cost efficient to maintain and operate and retired those assets from the fleet, and the Exterran Holdings compensation committee exercised its discretion to lower the idle horsepower allowed under this target level to less than 1.3 million.

(3)	Refers to gross margin from Exterran Holdings’ contract operations and after-market services, divided by Exterran Holdings’ total horsepower.

(4)	In early 2009, the Exterran Holdings compensation committee set Exterran Holdings’ 2009 target levels for earnings per share and returns on tangible equity at $1.56 and 5.6%, respectively. However, during the second quarter of 2009, the Venezuelan state-owned oil company assumed control over substantially all of Exterran Holdings’ assets and operations in Venezuela, and the Exterran Holdings compensation committee exercised its discretion to revise these target levels as shown above.

(5)	Refers to recurring net income, divided by total equity less intangible assets.

(6)	Refers to the difference between the percentage increase, from December 31, 2008 through December 31, 2009, of Exterran Holdings’ stock price, 1%, and the percentage increase of the S&P 500, 23%, for the same period.

(7)	Refers to the difference between the percentage increase, from December 31, 2008 through December 31, 2009, of Exterran Holdings’ stock price, 1%, and the percentage increase of the Amex Natural Gas Index, 44%, for the same period.

(8)	Refers to the difference between the percentage increase, from December 31, 2008 through December 31, 2009, of Exterran Holdings’ stock price, 1%, and the percentage increase of the Philadelphia Stock Exchange Oil Service Sector, 61%, for the same period.

(9)	Refers to the difference between the total return (adjusted for distributions), from December 31, 2008 through December 31, 2009, of our common unit price, 122%, and the total return of the Alerian MLP Index, 76%, for the same period.

(10)	Refers to Exterran Holdings’ bookings, excluding Exterran Holdings’ Belleli Energy operations, made outside the United States and Canada related to product sales and new contract operations projects.

(11)	Exterran Holdings has not disclosed target levels or results with respect to key project management because it believes such disclosure would provide third parties with information that would cause it competitive harm. Because these targets were developed strictly for internal planning purposes and their disclosure would provide Exterran Holdings’ competitors, customers and other third parties with significant insights regarding Exterran Holdings’ confidential planning process and strategies that could cause Exterran Holdings substantial competitive harm, Exterran Holdings does not disclose these targets publicly. The Exterran Holdings compensation committee believes that this performance measure was set at a level such that achievement of the target levels would be difficult in 2009.

(12)	Refers to the incident rate for both recordable injuries and lost time accidents for all Exterran Holdings’ employees worldwide.

The Exterran Holdings compensation committee awarded performance-based short-term incentive compensation for 2009 under the 2009 Incentive Program based on the committee’s assessment, with input from management, of Exterran Holdings’ performance based on the criteria listed above, as well as each executive officer’s individual contribution toward those criteria. No specific weight was assigned to any particular company performance indicator or individual level of contribution, and, with respect to a performance-based award to be made to a particular executive officer, no specific weight was made as between Exterran Holdings’ performance and individual contribution.

In determining the payout amounts under the 2009 Incentive Program for each of the executive officers, the Exterran Holdings compensation committee also considered Exterran Holdings’ relative performance under rapidly changing market conditions together with its desire to achieve a measure of internal pay equity among the executive officers and, taking into consideration the recommendations of our Chief Executive Officer with respect to each executive officer other than himself, as described above, it focused on the executives’ teamwork, individual leadership and individual contributions to Exterran Holdings’ performance. While no specific weight was assigned to any particular Exterran Holdings performance indicator, the Exterran Holdings compensation committee did focus in particular on the importance, given the economic environment in 2009, of the generation of free cash flow and Exterran Holdings’ significant progress on this performance measure in the latter half of 2009. In determining the payout amount under the 2009 Incentive Program for Mr. Miller, Exterran Holdings’ Chief Executive Officer and Chief Financial Officer considered Exterran Holdings’ and our relative performance under rapidly changing market conditions, with a focus on his individual leadership and individual contributions to Exterran Holdings’ and our performance. The following payout amounts under the

2009 Incentive Program were approved by the Exterran Holdings compensation committee (Exterran Holdings’ Chief Executive Officer and Chief Financial Officer in the case of Mr. Miller) and were applied to our Named Executive Officers as indicated:

	2009
Executive Officer	Bonus ($)

Ernie L. Danner	303,750
Stephen A. Snider	120,000	(1)
David S. Miller	70,000
J. Michael Anderson	175,000
D. Bradley Childers	165,000
Daniel K. Schlanger	155,000

(1)	Under the 2009 Incentive Program, Mr. Snider had the option to elect to be paid his award either upon his retirement or in March 2010 concurrently with the payment of awards to our other Named Executive Officers. Because Mr. Snider elected to be paid his award upon his retirement, the Exterran Holdings compensation committee approved his award under the 2009 Incentive Program in August 2009 based upon a mid-year review of Exterran Holdings’ performance relative to the key business activities and indicators then under consideration, prior to the adjustments in key business activities and indicators discussed above.

In February 2010, the Exterran Holdings compensation committee determined to award Mr. Schlanger a discretionary cash bonus in consideration for his individual contribution as the Partnership’s Chief Financial Officer from its inception to March 2009. This cash bonus, in the amount of $67,500, was awarded outside the 2009 Incentive Program and is in addition to his award under the 2009 Incentive Program shown in the table above.

Long-Term Incentive Compensation

The Exterran Holdings compensation committee, our compensation committee and management believe that Exterran Holdings’ and our executive officers and key employees of Exterran Holdings should have an ongoing stake in Exterran Holdings’ and our success and that these individuals should have a meaningful portion of their total compensation tied to the achievement of Exterran Holdings’ strategic objectives and long-term financial and operational performance. The Exterran Holdings compensation committee believes that:

•	grants of Exterran Holdings’ stock options provide an incentive to its key employees and executive officers to work toward its long-term performance goals, as the benefit will increase only if and to the extent that the value of Exterran Holdings’ common stock increases; and

•	grants of Exterran Holdings’ restricted stock and restricted stock units not only provide an incentive to its key employees and executive officers to work toward long-term performance goals, but also serve as a retention tool.

The Exterran Holdings compensation committee and our compensation committee believe that:

•	grants of our phantom units with tandem distribution equivalent rights (“DERs”) serve to emphasize our growth objectives. Such grants were made from the Exterran Partners, L.P. Long-Term Incentive Plan (“Partnership Plan”), which is solely administered by our compensation committee. DERs are the right to receive cash distributions that are provided to all common unitholders, subject to the same vesting restrictions and risk of forfeiture applicable to the underlying grant.

Equity awards are effective, and a value is assigned based on the closing market price of Exterran Holdings’ common stock or our common units, as applicable, on the date of approval by the applicable compensation committee or board of directors. Awards generally vest at the rate of one-third per year over a three-year period of employment and, in the case of full value awards, over a minimum period of three years.

The Exterran Holdings compensation committee has also delegated limited authority to a committee of Exterran Holdings’ board of directors, which is currently comprised of our Chief Executive Officer, to grant off-cycle Exterran Holdings equity awards, with the following restrictions:

•	Equity grants are limited to an aggregate value of $1.0 million per quarter;

•	The value of equity that can be awarded to any one individual is limited to $200,000, based on the grant date fair market value;

•	Full value awards will vest over a minimum of three years;

•	No grants will be made to a Section 16 officer;

•	No grants will be made retroactively; and

•	All grants are required to be regularly reported to the Compensation Committee.

During 2009, an aggregate of 60,944 stock options and 19,141 shares of restricted stock, which did not exceed the limits discussed above, was granted to Exterran Holdings’ employees pursuant to this delegation of authority by the Exterran Holdings compensation committee.

Based on the philosophy discussed above, the Exterran Holdings compensation committee established the mix of long-term incentive awards (“LTI Awards”) for 2009 for the executive officers generally to consist of 45% Exterran Holdings restricted stock or restricted stock units, 45% Exterran Holdings stock options and 10% Exterran Partners phantom units, or a combination of the foregoing to certain other key employees. To emphasize our growth objectives and Mr. Miller’s role as our Chief Financial Officer, Mr. Miller’s LTI Award for 2009 was set generally to consist of approximately 50% Exterran Holdings stock options and 50% Exterran Partners phantom units. Please see the Summary Compensation Table for 2009 and the Grants of Plan-Based Awards for 2009 table below for more information regarding the LTI Awards granted to our Named Executive Officers in 2009.

As previously disclosed, in its discretion and in contemplation of Mr. Snider’s planned retirement as Exterran Holdings’ and our Chief Executive Officer in June 2009, and in recognition of his 18 years of service to Exterran Holdings, the Exterran Holdings compensation committee in March 2009 adopted award agreements for Mr. Snider that provided that, upon his retirement, (a) the outstanding unvested options and restricted shares granted in 2009 vested in full and (b) the exercise term of each option granted in 2009 is seven years from the date of grant. Also in connection with Mr. Snider’s 2009 LTI Award, our compensation committee adopted a separate award agreement for Mr. Snider that provides that each outstanding phantom unit granted in 2009 vested in full upon Mr. Snider’s retirement date.

Other Compensation Programs

401(k) Retirement and Savings Plan

The Exterran 401(k) Plan provides employees, including our Named Executive Officers, the opportunity to defer up to 25% of their eligible salary, up to the Internal Revenue Service (“IRS”) maximum deferral amount, on a pre-tax basis. This is accomplished through contributions to an account maintained by an independent trustee. From January 1, 2009 through June 30, 2009, Exterran Holdings matched 100% of an employee’s contribution to a maximum of 1% of the employee’s annual eligible compensation, plus 50% of an employee’s contribution from 2% to a maximum of 6% of the employee’s annual eligible compensation. Effective July 1, 2009, in light of rapidly changing market conditions, Exterran Holdings suspended its matching contributions under the 401(k) Plan for a one-year period, following which it will determine whether to reinstate the company match.

The employee directs how contributions to the 401(k) Plan are invested. Employees vest in Exterran Holdings’ matching contributions after two years of service. The Exterran 401(k) Plan includes a sunset provision which requires that employees divest their Plan account of Exterran Holdings’ common stock by December 31, 2010.

Employees’ Supplemental Savings Plan

Prior to the merger, Universal sponsored an Employees’ Supplemental Savings Plan (the “ESSP”), through which employees with an annual base salary of $100,000 or more, including certain of the Named Executive Officers, could defer up to 25% of their eligible salary on a pre-tax basis. The ESSP is a nonqualified, deferred compensation plan and participation was voluntary. Participants could also defer up to 100% of their incentive bonus in 25% increments. Universal’s policy was to provide matching contributions to the ESSP in the form of Universal common stock. Deferrals from bonuses were not eligible for the match. The match limits of 3% and 4.5% (based on company tenure) were aggregate amounts that included both the Universal 401(k) Plan and the ESSP match amounts. The ESSP was designed in part to provide a mechanism to restore qualified plan benefits that were reduced as a result of limitations imposed under the Internal Revenue Code of 1986, as amended (the “Code”). It also enabled deferral of compensation that would otherwise be treated as excess employee remuneration by Universal within the meaning of Section 162(m) of the Code.

Effective January 1, 2008, the ESSP was amended to (i) change the plan sponsor to Exterran Holdings, (ii) freeze the ESSP with respect to new participation and contributions as of December 31, 2007 and (iii) fully vest the accounts of active participants as of that date. The ESSP is intended to be a “grandfathered” plan for purposes of Section 409A of the Code.

Deferred Compensation Plan

Under the Exterran Deferred Compensation Plan (the “Deferred Compensation Plan”), key management and highly compensated employees, including our Named Executive Officers, may (i) defer receipt of their compensation, including up to 100% of their salaries and up to 100% of their bonuses, and (ii) be credited with company contributions that are designed to serve as a make-up for the portion of the employer-matching contribution that cannot be made under the Exterran 401(k) Plan due to qualified plan limits under the Code. Exterran Holdings may, but has no obligation to, make discretionary contributions on behalf of a participant, in such form and amount as the Exterran Holdings compensation committee deems appropriate, in its sole discretion.

Participant elections with respect to deferrals of compensation and distributions generally must be made in the year preceding that in which the compensation is earned, except that the Exterran Holdings compensation committee may permit a newly eligible participant to make deferral elections up to 30 days after he or she first becomes eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan is an “unfunded” plan for state and federal tax purposes, and participants have the rights of unsecured creditors with respect to their Deferred Compensation Plan accounts.

Participants may elect to receive distributions of their accounts while still employed by Exterran Holdings or upon the participant’s separation from service or disability, each as defined in the Deferred Compensation Plan, either in a lump sum or in two to 10 annual installments. Distributions will be made in cash, except that a participant may elect to have any portion of his or her account that is deemed invested in Exterran Holdings’ common stock distributed in shares of common stock if the distribution is made prior to January 1, 2011.

Effective July 1, 2009, in light of rapidly changing market conditions, Exterran Holdings suspended its matching contributions under the Deferred Compensation Plan for a one-year period, following which it will determine whether to reinstate such contributions.

Employee Stock Purchase Plan

The Exterran Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”) provides eligible employees of Exterran Holdings, including our Named Executive Officers, an option to purchase Exterran Holdings’ common stock through payroll deductions and is designed to comply with Section 423 of the Code. The Exterran Holdings compensation committee, which administers the ESPP, has the discretion to set the purchase price at 85% to 100% of the fair market value of a share of Exterran Holdings’ common stock on one of the following dates: (i) the offering date, (ii) the purchase date or (iii) the offering date or the purchase date, whichever is lower. From January 1, 2009 through June 30, 2009, employees who elected to participate in the

ESPP could purchase a share of Exterran Holdings’ common stock at the lesser of (i) 85% of the fair market value of a share of common stock on the offering date or (ii) 85% of the fair market value of a share of common stock on the purchase date. Effective July 1, 2009, in light of challenging market conditions, the Exterran Holdings compensation committee determined that employees who elect to participate in the ESPP can purchase a share of Exterran Holdings’ common stock at the lesser of (i) 95% of the fair market value of a share of common stock on the offering date or (ii) 95% of the fair market value of a share of common stock on the purchase date. Offering periods consist of three-month periods, or such other periods as may be determined from time to time by the Exterran Holdings compensation committee. A total of 650,000 shares of Exterran Holdings’ common stock has been authorized and reserved for issuance under the ESPP. At December 31, 2009, 367,398 shares remained available for purchase under the ESPP.

Amended and Restated 2007 Stock Incentive Plan

The Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan (as amended, the “Stock Incentive Plan”) is administered by the Exterran Holdings compensation committee and authorizes the issuance of awards, at the discretion of the Exterran Holdings compensation committee, of options to purchase Exterran Holdings’ common stock, restricted stock of Exterran Holdings, restricted stock units, stock appreciation rights and performance awards to employees of Exterran Holdings and its subsidiaries and directors of Exterran Holdings. A maximum of 6,750,000 shares of Exterran Holdings’ common stock is available for issuance under the Stock Incentive Plan. The Stock Incentive Plan was approved by Universal’s and Hanover’s stockholders in connection with their approval of the merger of the two companies that took place on August 20, 2007.

Exterran Partners Long-Term Incentive Plan

The Partnership Plan, which is administered by our compensation committee, provides incentive compensation awards based on the value of our common units to management, directors, employees and consultants of Exterran Holdings, us and our respective affiliates who perform services for us and our subsidiaries. The Partnership Plan also enhances our ability to attract and retain the services of individuals essential for our growth and profitability and encourages them to devote their best efforts to advancing our business. The Partnership Plan is not subject to the SG&A Cap.

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

Medical Expense Reimbursement Plan

The Medical Expense Reimbursement Plan (“MERP”) is a plan made available to certain of Exterran Holdings’ executive officers that supplements the standard medical and dental benefit plans available to Exterran Holdings’ employees. During 2009, the MERP provided for reimbursement, in an amount up to $10,000, of certain out-of-pocket medical costs incurred by the executive or his dependents that were not covered by Exterran Holdings’ standard medical and dental plans.

Perquisites

Exterran Holdings made what it believes were limited use of perquisites during 2009. A taxable benefit of tax preparation and planning services was made available to certain executive officers. The health care and insurance coverage provided to executives was the same as that provided to all active employees with the exception of the MERP, which provided for additional medical, dental, and vision benefits to certain of Exterran Holdings’ executive officers during 2009. In addition, pursuant to an agreement entered into with Universal in 2001, Mr. Snider and his spouse will continue to participate at no cost in Exterran Holdings’

medical benefit plan following his retirement. The Exterran Holdings compensation committee established a policy in early 2009 that tax gross-ups would no longer be provided on income attributable to change of control agreements entered into in the future or on executive or director perquisites.

Change of Control Arrangements

Change of Control Provisions in Equity Plans

The Stock Incentive Plan and the Partnership Plan provide for accelerated vesting of outstanding equity awards in the event of a change of control.

Change of Control Provisions in 401(k) Plans

The Exterran 401(k) Plan provides for accelerated vesting of all company matching contributions in the event of a change of control.

Exterran Holdings Change of Control Agreements

Exterran Holdings has entered into change of control agreements with each of Messrs. Danner, Anderson, Childers and Schlanger (the “Exterran change of control agreements”). The Exterran Holdings compensation committee considers the provision of change of control agreements for executive officers to be a customary part of executive compensation and, therefore, necessary to attracting and retaining executive talent. The Exterran change of control agreements are designed to promote continuity of management in the event of a change of control.

The Exterran change of control agreements generally provide that if the executive is terminated within 18 months after a change of control occurs, or if during that period the executive terminates his employment for “good reason,” as defined in the agreements, he will be entitled to a payment equal to a multiple of two times the executive’s annual base salary and target bonus (three times base salary and bonus, in the case of Mr. Danner), will be provided health and welfare benefits for a number of years equaling the payment multiple, and will receive certain other forms of remuneration. A more specific description of the terms of the Exterran change of control agreements, together with an estimate of the payouts in connection with such agreements, assuming a change of control and “qualifying termination,” is provided in the section entitled “Named Executive Officer Compensation — Payments and Potential Payments upon Change of Control,” below.

Unit Ownership Requirements

Exterran GP LLC does not have any policy or guidelines that require specified ownership of our common units by its directors or executive officers or any unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of February 12, 2010, the Named Executive Officers (other than Mr. Snider) collectively held 137,667 common units and 46,208 phantom units with DERs.

Compensation Deduction Limitations

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

Compensation Committee Report

The compensation committee of the Exterran GP LLC board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

G. Stephen Finley, Chair
James G. Crump
Edmund P. Segner, III

Information Regarding Executive Compensation

Summary Compensation Table for 2009

The following table sets forth certain information with respect to compensation paid during 2007, 2008 and 2009 to each of our Named Executive Officers. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

								Non-Equity
								Incentive
						Stock	Option	Plan		All Other
			Salary	Bonus		Awards	Awards	Compensation		Compensation	Total
Name and Position	Year		($)	($)(1)		($)(2)	($)(3)	($)(4)		($)(5)	($)

Ernie L. Danner,	2009		450,000	—		550,003	434,615	303,750		19,511	1,757,879
President and	2008	(6)	91,778	—		—	729,744	52,900		1,865,832	2,740,254
Chief Executive Officer	2007	(6)	241,673	—		150,038	33,460	—		35,226	460,397
Stephen A. Snider,	2009		334,664	—		687,500	543,269	120,000	(7)	97,994	1,783,427
Former Chief	2008		592,710	—		1,650,006	1,023,485	352,800		71,694	3,690,695
Executive Officer	2007		550,000	—		1,605,628	1,248,814	350,000		44,486	3,798,928
David S. Miller	2009	(8)	226,163	—		125,005	94,910	70,000		59,687	575,765
Vice President and
Chief Financial
Officer
J. Michael Anderson,	2009		355,000	—		440,003	347,695	175,000		17,161	1,334,859
Senior Vice President,	2008		346,367	160,000		990,402	614,166	146,100		36,275	2,293,310
Chief Financial Officer	2007		309,808	—		451,590	351,242	200,000		18,081	1,330,721
and Chief of Staff
D. Bradley Childers,	2009		340,000	—		385,009	304,233	165,000		21,211	1,215,453
Senior Vice President	2008		320,701	160,000		935,323	579,994	139,900		48,390	2,184,308
	2007		300,000	—		451,590	351,242	200,000		25,489	1,328,321
Daniel K. Schlanger,	2009		300,000	67,500	(9)	275,009	217,307	155,000		13,709	1,028,525
Senior Vice President	2008		293,788	125,000		659,604	409,507	88,200		21,926	1,598,025
and former Chief	2007		265,192	—		301,060	234,151	150,000		7,346	957,749
Financial Officer

(1)	After the proposed merger of Hanover and Universal was announced, during the first quarter of 2007, the boards of directors of Hanover and Universal approved the adoption of retention plans that were intended to provide select employees, including certain of our Named Executive Officers, with an incentive to continue employment in light of the pending merger between the two companies. The amounts included in this column for 2008 represent the cash payment of retention bonuses on April 30, 2008 under the Universal Retention Bonus Plan for Messrs. Anderson, Childers and Schlanger.

(2)	The amounts included in this column represent the grant date fair value of (a) restricted shares of Exterran Holdings’ common stock, awarded and recognized by Exterran Holdings, and (b) phantom units with DERs, awarded and recognized by us, in each case calculated in accordance with ASC 718, “Stock Compensation” (“ASC 718”). For a discussion of valuation assumptions, see Note 9 to our consolidated financial statements included elsewhere in this report and see Note 16 to the consolidated financial statements within Exterran Holdings’ Form 10-K for the year ended December 31, 2009. Please see the Grants of Plan-Based Awards for 2009 table below for more information regarding equity-based awards granted in 2009.

(3)	The amounts included in this column represent the grant date fair value of (a) options to purchase Exterran Holdings’ common stock, (b) options to purchase our common units, awarded and recognized by us, and (c) unit appreciation rights with respect to our common units, awarded and recognized by Exterran Holdings, in each case calculated in accordance with ASC 718. For a discussion of valuation assumptions, see Note 9 to our consolidated financial statements included elsewhere in this report and see Note 16 to the consolidated financial statements within Exterran Holdings’ Form 10-K for the year ended December 31, 2009. Please see the Grants of Plan-Based Awards for 2009 table below for more information regarding equity-based awards granted in 2009.

(4)	The amounts included in this column for 2009 represent cash payments under the 2009 Incentive Program, which covered the compensation measurement and performance year ended December 31, 2009, and are expected to be paid during the first quarter of 2010.

The amounts included in this column for 2008 represent cash payments made under the Exterran Annual Performance Pay Plan, which covered the compensation measurement and performance year ended December 31, 2008, and were paid during the first quarter of 2009.

The amounts included in this column for 2007 represent cash payments under Universal’s 2007 Officer Incentive Plan, which covered the compensation measurement and performance review year ended December 31, 2007, and were paid during the first quarter of 2008.

(5)	The amounts shown in this column for the year ended December 31, 2009 are attributable to the following:

			Tax
			Preparation
	401(k) Plan	Executive	and
	Matching	Medical	Planning
	Contribution	Coverage	Services	DERs	Other		Total
Name	($)(a)	($)(b)	($)	($)(c)	($)		($)

Ernie L. Danner	2,546	6,402	8,600	—	1,963	(d)	19,511
Stephen A. Snider	7,834	6,402	9,400	24,358	50,000	(e)	97,994
David S. Miller	2,638	—	—	—	57,049	(f)	59,687
J. Michael Anderson	6,250	6,402	1,200	3,309	—		17,161
D. Bradley Childers	7,185	6,402	4,500	3,124	—		21,211
Daniel K. Schlanger	5,106	6,402	—	2,201	—		13,709

(a)	Executives could contribute up to 25% (subject to limits established by the IRS) of their salary to the Exterran 401(k) Plan.

(b)	Represents premiums paid for medical coverage under the MERP.

(c)	Represents a cash payment pursuant to DERs payable upon vesting of our phantom units.

(d)	Represents reimbursement for an annual physical exam.

(e)	Represents payments made to Mr. Snider for consulting services provided to Exterran Holdings from July 1, 2009 through December 31, 2009, pursuant to the Consulting Agreement Exterran Holdings entered into with him on May 4, 2009.

(f)	Represents reimbursement for relocation expenses.

(6)	Mr. Danner was employed by Universal until August 20, 2007, the date of the merger, at which time his employment ceased; thus, the 2007 amounts shown for him represent his compensation for the period from January 1, 2007 through that date. Mr. Danner became employed by Exterran Holdings in October 2008; thus, the 2008 amounts shown for him represent his compensation for the period from October 8, 2008 through December 31, 2008.

(7)	Mr. Snider’s target payout under the 2009 Incentive Program was prorated for the period from January 1, 2009 through the date of his retirement on June 30, 2009, as discussed above in the section entitled “Compensation Discussion and Analysis — Elements of Compensation — Annual Performance-Based Incentive Compensation.”

(8)	Mr. Miller’s employment with us began on February 2, 2009; thus, the amounts shown for him for 2009 represent his compensation from that date through December 31, 2009.

(9)	The amount shown represents Mr. Schlanger’s discretionary bonus discussed above under “Compensation Discussion and Analysis — Elements of Compensation — Annual Performance-Based Incentive Compensation.”

Grants of Plan-Based Awards for 2009

The following table provides additional information about stock and option awards and non-equity incentive plan awards granted to the Named Executive Officers by Exterran Holdings and us during the year ended December 31, 2009. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

					All Other		All Other
					Stock		Option			Grant Date
					Awards:		Awards:		Exercise	Fair
		Estimated Possible Payouts			Number of		Number of		or Base	Value of
		Under Non-Equity			Shares of		Securities		Price of	Stock and
		Incentive Plan Awards(1)			Stock or		Underlying		Option	Option
	Grant	Threshold	Target	Maximum	Units		Options		Awards	Awards
Name	Date	($)	($)	($)	(#)		(#)		($/SH)	($)(2)
(a)	(b)	(c)	(d)	(e)	(f)		(g)		(h)	(i)

Ernie L. Danner(3)		0	405,000	810,000
	3/04/2009				27,881	(4)				449,999
	3/04/2009						74,548	(5)	16.14	434,615
	3/04/2009				8,584	(6)				100,004
Stephen A. Snider(7)		0	300,000	600,000
	3/04/2009				34,851	(4)				562,495
	3/04/2009						93,185	(5)	16.14	543,269
	3/04/2009				10,730	(6)				125,005
David S. Miller		0	102,900	205,800
	2/02/2009						15,089	(5)	22.15	94,910
	3/04/2009				10,730	(6)				125,005
J. Michael Anderson		0	248,500	497,000
	3/04/2009				22,305	(4)				360,003
	3/04/2009						59,639	(5)	16.14	347,695
	3/04/2009				6,867	(6)				80,001
D. Bradley Childers		0	238,000	476,000
	3/04/2009				19,517	(4)				315,004
	3/04/2009						52,184	(5)	16.14	304,233
	3/04/2009				6,009	(6)				70,005
Daniel K. Schlanger		0	180,000	360,000
	3/04/2009				13,941	(4)				225,008
	3/04/2009						37,274	(5)	16.14	217,307
	3/04/2009				4,292	(6)				50,002

(1)	The amounts in these columns reflect the range of potential payouts under the 2009 Incentive Program. The actual payouts under the plan were approved and are expected to be paid during the first quarter of 2010, as reflected in the Summary Compensation Table for 2009, above.

(2)	The value of restricted stock and stock option awards on the grant date is calculated in accordance with ASC 718.

(3)	The amounts shown for Mr. Danner in columns (c), (d) and (e) of this table reflect the range of his potential payout under the 2009 Incentive Program, set at (i) 80% for the period from January 1, 2009 through June 30, 2009, during which he served as our President and Chief Operating Officer, and (ii) 100% for the period from July 1, 2009, when he assumed his new duties as our Chief Executive Officer, through December 31, 2009.

(4)	Exterran Holdings restricted stock awards were granted under the Stock Incentive Plan and vest on each anniversary date of grant at the rate of one-third per year over a three-year period (except for those of Mr. Snider, which vested upon his retirement on June 30, 2009), subject to accelerated vesting in the event of a change of control.

(5)	Options to purchase Exterran Holdings’ common stock were granted under the Stock Incentive Plan and vest on each anniversary date of grant at the rate of one-third per year over a three-year period (except for those of Mr. Snider, which vested upon his retirement on June 30, 2009), subject to accelerated vesting in the event of a change of control.

(6)	Consists of phantom units with tandem DERs granted under the Partnership Plan and vesting on each anniversary date of grant at the rate of one-third per year over a three-year period (except for those of Mr. Snider, which vested upon his retirement on June 30, 2009), subject to accelerated vesting in the event of a change of control.

(7)	The amounts shown for Mr. Snider in columns (c), (d) and (e) of this table reflect the range of his potential payout under the 2009 Incentive Program, prorated for the period from January 1, 2009 through the date of his retirement on June 30, 2009.

Outstanding Equity Awards at Fiscal Year-End for 2009

The following table provides information regarding equity awards and equity-based awards granted by Universal, Exterran Holdings and us that were outstanding at December 31, 2009. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

							Stock Awards
									Market
	Option Awards								Value of
	Number of		Number of				Number of		Shares or
	Securities		Securities				Shares or		Units of
	Underlying		Underlying				Units of		Stock
	Unexercised		Unexercised		Option		Stock That		That
	Options		Options		Exercise	Option	Have Not		Have Not
	(#)		(#)		Price	Expiration	Vested		Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)
(a)	(b)		(c)		(d)	(e)	(f)		(g)

Ernie L. Danner	21,675				30.07	4/30/2014
	22,000				38.15	3/09/2015
	25,000				43.39	3/03/2016
	64,286	(1)			25.94	12/31/2009
	64,286	(2)			25.94	12/31/2009
	34,406		68,811	(3)	23.63	10/08/2015
			74,548	(3)	16.14	3/04/2016
							27,881	(4)	598,047	(5)
							8,584	(6)	190,736	(7)
Stephen A. Snider	145,306				21.30	2/19/2012
	130,000				43.39	3/3/2016
	30,000				38.15	3/9/2015
	97,024				33.60	4/20/2011
	31,675				30.07	4/30/2014
	90,523				31.65	12/11/2010
	38,651	(8)			75.27	6/12/2017
	85,714	(1)			25.94	12/31/2009
	85,714	(2)			25.94	12/31/2009
	54,210	(3)			67.30	3/04/2015
	93,185	(3)			16.14	3/04/2016
David S. Miller	15,089				22.15	2/02/2016
							10,730	(6)	238,421

							Stock Awards
									Market
	Option Awards								Value of
	Number of		Number of				Number of		Shares or
	Securities		Securities				Shares or		Units of
	Underlying		Underlying				Units of		Stock
	Unexercised		Unexercised		Option		Stock That		That
	Options		Options		Exercise	Option	Have Not		Have Not
	(#)		(#)		Price	Expiration	Vested		Vested
Name	Exercisable		Unexercisable		($)	Date	(#)		($)
(a)	(b)		(c)		(d)	(e)	(f)		(g)

J. Michael Anderson	20,000				43.39	3/3/2016
	17,000				38.15	3/9/2015
	67,660				17.30	3/31/2013
	17,340				17.30	3/31/2013
	16,675				30.07	4/30/2014
	3,325				30.07	4/30/2014
	7,247		3,624	(8)	75.27	6/12/2017
	64,286	(1)			25.94	12/31/2009
	64,286	(2)			25.94	12/31/2009
	10,844		21,686	(3)	67.30	3/04/2015
			59,639	(3)	16.14	3/04/2016
							32,331	(4)	693,500	(5)
							10,593	(6)	235,376	(7)
D. Bradley Childers	20,000				43.39	3/3/2016
	17,000				38.15	3/9/2015
	19,016				16.71	3/10/2013
	5,984				16.71	3/10/2013
	16,675				30.07	4/30/2014
	3,325				30.07	4/30/2014
	24,238				19.03	9/3/2012
	14,182				19.03	9/3/2012
	7,247		3,624	(8)	75.27	6/12/2017
	42,857	(1)			25.94	12/31/2009
	42,857	(2)			25.94	12/31/2009
	10,240		20,480	(3)	67.30	3/04/2015
			52,184	(3)	16.14	3/04/2016
							29,097	(4)	624,131	(5)
							9,529	(6)	211,734	(7)
Daniel K. Schlanger	4,831		2,416	(8)	75.27	6/12/2017
	10,714	(1)			25.94	12/31/2009
	10,714	(2)			25.94	12/31/2009
	107,143	(1)			21.00	12/31/2009
	7,230		14,460	(3)	67.30	3/04/2015
			37,274	(3)	16.14	3/04/2016
							20,621	(4)	442,320	(5)
							6,772	(6)	150,474	(7)

(1)	Represents options to purchase our common units, awarded under the Partnership Plan, that vested in a lump sum on January 1, 2009, and terminated on December 31, 2009.

(2)	Represents unit appreciation rights payable in cash by Exterran Holdings that vested in a lump sum on January 1, 2009, and terminated on December 31, 2009.

(3)	Represents options to purchase Exterran Holdings’ common stock awarded under the Stock Incentive Plan that vest on each anniversary date of grant at the rate of one-third per year over a three-year period, with a term of seven years following the date of grant.

(4)	Represents Exterran Holdings restricted stock awarded under the Stock Incentive Plan and the Universal Restricted Stock Plan that vest on each anniversary date of grant at the rate of one-third per year over a three-year period.

(5)	Based on the market closing price of Exterran Holdings’ common stock on December 31, 2009 of $21.45 per share.

(6)	Represents phantom units with tandem DERs under the Partnership Plan that vest on each anniversary date of grant at the rate of one-third per year over a three-year period.

(7)	Based on the market closing price of our common units on December 31, 2009 of $22.22 per common unit.

(8)	Represents options to purchase Exterran Holdings’ common stock, awarded under the Universal Incentive Stock Option Plan, that vest on each anniversary date of grant at the rate of one-third per year over a three-year period, with a term of 10 years following the date of grant.

Option Exercises and Stock Vested for 2009

The following table provides additional information about the value realized by the Named Executive Officers on stock option exercises and stock award vesting during the year ended December 31, 2009. No stock options were exercised by the Named Executive Officers during the year ended December 31, 2009. The value realized upon vesting represents the total value to each Named Executive Officer and does not represent the amount allocated to us.

	Stock Awards
	Number
	of Shares	Value
	Acquired	Realized on
	on Vesting	Vesting
Name	(#)	($)
(a)	(d)	(e)

Ernie L. Danner	—	—
Stephen A. Snider	89,173	1,394,024	(1)
David S. Miller	—	—
J. Michael Anderson	7,878	122,922	(2)
D. Bradley Childers	7,550	118,095	(3)
Daniel K. Schlanger	5,247	81,878	(4)

(1)	The value of vested shares reported for Mr. Snider is attributable to vesting of the following awards:

• 7,111 restricted shares of Exterran Holdings’ common stock at $18.21 — $129,491

• 3,104 Partnership phantom units with tandem DERs at $11.65 — $36,162

• 6,687 restricted shares of Exterran Holdings’ common stock at $16.14 — $107,928

• 16,936 Partnership phantom units with tandem DERs at $13.75 — $232,871 (in connection with Mr. Snider’s retirement on June 30, 2009)

• 55,335 restricted shares of Exterran Holdings’ common stock at $16.04 — $887,573 (in connection with Mr. Snider’s retirement on June 30, 2009)

(2)	The value of vested shares reported for Mr. Anderson is attributable to vesting of the following awards:

• 2,000 restricted shares of Exterran Holdings’ common stock at $18.21 — $36,420

• 1,864 Partnership phantom units with tandem DERs at $11.65 — $21,716

• 4,014 restricted shares of Exterran Holdings’ common stock at $16.14 — $64,786

(3)	The value of vested shares reported for Mr. Childers is attributable to vesting of the following awards:

• 2,000 restricted shares of Exterran Holdings’ common stock at $18.21 — $36,420

• 1,760 Partnership phantom units with tandem DERs at $11.65 — $20,504

• 3,790 restricted shares of Exterran Holdings’ common stock $16.14 — $61,171

(4)	The value of vested shares reported for Mr. Schlanger is attributable to vesting of the following awards:

• 1,333 restricted shares of Exterran Holdings’ common stock at $18.21 — $24,274

• 1,240 Partnership phantom units with tandem DERs at $11.65 — $14,446

• 2,674 restricted shares of Exterran Holdings’ common stock at $16.14 — $43,158

Nonqualified Deferred Compensation for 2009

The following table summarizes the Named Executive Officers’ compensation under Exterran Holdings’ nonqualified deferred compensation plans for the year ended December 31, 2009. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

		Aggregate		Aggregate
	Executive	Earnings (Losses)	Aggregate	Balance at
	Contributions in	in Last	Withdrawals/	Last Fiscal
	Last Fiscal Year	Fiscal Year	Distributions	Year-End
Name	($)	($)	($)	($)

Ernie L. Danner	112,500	23,538	—	136,038
Stephen A. Snider	40,553	619,242	899,255	1,360,059
David S. Miller	—	—	—	—
J. Michael Anderson	—	33,997	—	135,950
D. Bradley Childers	—	34,415	—	125,859
Daniel K. Schlanger	—	8,032	—	47,744

Payments and Potential Payments upon Change of Control

We and Exterran Holdings have decided, as a policy matter, not to offer employment agreements to our executive officers. Certain of our executive officers, including Messrs. Danner, Anderson, Childers and Schlanger, have entered into change of control agreements with Exterran Holdings. Exterran Holdings designed the change of control agreements to aid in the retention of its executives and promote continuity of management in the event of any actual or potential change of control. Each such agreement provides that if, during the 18-month period following a change of control (as that term is defined in the change of control agreements), the executive’s employment is terminated other than for cause, death or disability, or the executive terminates his employment for good reason, then the executive will receive a lump sum in cash within 60 days after the date of termination (provided, however, that to the extent the executive is a specified employee for purposes of Section 409A of the Code, payment of amounts subject to Section 409A will be delayed for six months from the date of termination) the following:

•	an amount equal to the total of the executive’s earned but unpaid base salary through the date of termination, plus the executive’s target annual incentive bonus that would be payable to the executive for that year prorated to the date of termination, plus any earned but unpaid annual bonus for the prior year, plus any portion of the executive’s earned but unused vacation pay for that year;

•	an amount equal to two times (three times in the case of Mr. Danner) the sum of the executive’s current annual base salary and the target annual incentive bonus award that would be payable to the executive for that year;

•	an amount equal to two times (three times in the case of Mr. Danner) the total of the matching contributions that would have been credited to the executive under the Exterran 401(k) Plan and any other deferred compensation plan had the executive made the required amount of elective deferrals or contributions during the 12-month period immediately preceding the month of the executive’s date of termination, such amount being grossed up (other than with respect to Mr. Danner) so that the amount the executive actually receives after payment of any federal or state taxes equals the amount described above; under the terms of his change of control agreement, Mr. Danner is not entitled to any such gross-up amount;

•	any amount previously deferred, or earned but not paid, by the executive under the incentive and nonqualified deferred compensation plans or programs as of the date of termination;

•	for a period of two years (three years in the case of Mr. Danner) following the executive’s date of termination, we will provide company medical and welfare benefits to the executive and/or the executive’s family equal to those benefits that would have been provided to such executive if the executive’s employment had not been terminated;

•	all stock options, restricted stock, restricted stock units or other stock-based awards, and all common units, unit appreciation rights, unit awards or other unit-based awards and all cash-based incentive awards held by the executive that are not vested, will vest; and

•	in the event that any payment or distribution we make to or for the benefit of the executive would be subject to a federal excise tax, the executive (other than Mr. Danner) is entitled to receive an additional gross-up payment; under the terms of his change of control agreement, Mr. Danner is not entitled to receive any additional gross-up payment.

All payments to a Named Executive Officer under the change of control agreements are to be made in exchange for a commitment from the executive to not (1) disclose Exterran Holdings’ confidential information during the two-year period (a three-year period in the case of Mr. Danner) following the termination of the executive’s employment, (2) employ or seek to employ any of Exterran Holdings’ key employees or solicit or encourage any such key employee to terminate his or her employment with Exterran Holdings during the two-year period (a three-year period in the case of Mr. Danner) following the termination of the executive’s employment or (3) engage in a competitive business for a period of two years (three years in the case of Mr. Danner) following the executive’s termination.

Additionally, the Partnership Plan provides that, upon a change of control (as defined in the Partnership Plan), all awards of phantom units (including the related DERs) and unit options automatically vest and become payable or exercisable, as the case may be. The Partnership Plan does not require that the recipient of awards under the Partnership Plan have his or her employment with Exterran Holdings or Exterran GP LLC terminate following such change of control in order for automatic vesting to occur. This feature was incorporated into the Partnership Plan and the awards under the Partnership Plan because it was consistent with the long-term incentive plans of other publicly-traded partnerships, reflecting their relatively unique situations as controlled publicly-traded entities with few of their own officers or employees.

Assuming the occurrence of a triggering event under the Exterran change of control agreements and the Partnership Plan on December 31, 2009, and assuming an Exterran Holdings common stock value of $21.45 per share and a Partnership common unit value of $22.22 per unit (the December 31, 2009 closing prices, respectively), we estimate that the following Named Executive Officers would receive the following benefits (excluding any tax gross-ups as provided in the change of control agreements with Messrs. Anderson, Childers and Schlanger; Mr. Danner’s change of control agreement does not provide for any such gross-ups):

				Restricted
				Stock
		Base Salary		and	Benefits
	2009	and Target	Stock	Phantom	and
	Target Bonus	Bonus	Options	Units	Perquisites	Total
Name	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)

Ernie L. Danner	405,000	2,565,000	395,850	800,694	82,062	4,248,606
J. Michael Anderson	248,500	1,207,000	316,683	950,187	54,900	2,777,270
D. Bradley Childers	238,000	1,156,000	277,097	855,334	54,708	2,581,139
Daniel K. Schlanger	180,000	960,000	197,925	606,591	55,524	2,000,040

(1)	The amounts included in this column are calculated by adding each Named Executive Officer’s current base salary and target bonus and multiplying that sum by two (three in the case of Mr. Danner), as specified in each Named Executive Officer’s change of control agreement.

(2)	The amounts included in this column represent the value of options to purchase Exterran Holdings’ common stock. All stock options become fully vested upon a change of control. The number of options currently unvested and outstanding at year end for each Named Executive Officer is provided in column (c) of the Outstanding Equity Awards at Fiscal Year-End for 2009 table above, and the value of such awards has been calculated using the market closing price of Exterran Holdings’ common stock on December 31, 2009 ($21.45).

(3)	The amounts included in this column represent the value of Exterran Holdings’ restricted stock and Partnership phantom units (including the related DERs). Upon a change of control, all restricted shares and phantom units will fully vest and the restrictions will lapse. The number of restricted shares and phantom units that are unvested and outstanding at year end for each Named Executive Officer is provided in column (f) of the Outstanding Equity Awards at Fiscal Year-End for 2009 table above, and the value of such awards has been calculated using the market closing prices of Exterran Holdings’ common stock ($21.45) and our common units ($22.22), respectively, on December 31, 2009, with the DERs accumulated through December 31, 2009 added to the phantom unit values.

(4)	The amounts included in this column represent each Named Executive Officer’s right to the payment of medical benefit premiums and the 401(k) Plan matching contributions for a two-year period (a three-year period in the case of Mr. Danner).

Compensation of Directors

Retainers and Fees

Only the independent members of Exterran GP LLC’s board of directors receive compensation for their service as directors. Messrs. Danner, Miller, Schlanger, Anderson and Childers, who are executive officers of Exterran GP LLC, serve on the board of directors but receive no compensation for such service. Exterran GP LLC’s board of directors has implemented a program of cash and equity compensation for its independent directors, consisting of:

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

Equity-Based Compensation

Independent directors are annually awarded phantom units under the Partnership Plan. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of our compensation committee, the cash equivalent to the value of a common unit. Phantom units awarded to independent directors are granted with tandem distribution equivalent rights (“DERs”), which are credited with an amount equal to any cash distributions we make on common units during the period such phantom units are outstanding and are payable upon vesting of the tandem phantom units without interest. The DERs are subject to the same vesting restrictions and risk of forfeiture applicable to the underlying grant.

During the year ended December 31, 2009, the non-employee directors of Exterran GP LLC earned compensation as set forth below:

	Fees Earned
	in Cash	Unit Awards		Total
Name	($)	($)(1)		($)

James G. Crump	84,000	40,000		124,000
G. Stephen Finley	67,500	40,000		107,500
Mark A. McCollum(2)	24,827	—		24,827
Edmund P. Segner(3)	33,673	56,768	(4)	90,441

(1)	The amounts included in this column represent the grant date fair value related to awards of phantom units, calculated in accordance with ASC 718.

(2)	Mr. McCollum resigned as a director of Exterran GPLLC on May 28, 2009, in conjunction with his election to the board of directors of Exterran Holdings.

(3)	Mr. Segner was elected to the board of directors of Exterran GP LLC on May 28, 2009.

(4)	Represents two awards granted in 2009, including a prorated award on the date of Mr. Segner’s election to the board of directors in May and the annual grant to directors in October.

Compensation Committee Interlocks and Insider Participation

Messrs. Finley, Crump, McCollum and Segner served on our compensation committee during 2009. There are no matters relating to interlocks or insider participation that we are required to report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009, with respect to the compensation plans under which our common units are authorized for issuance, aggregated as follows:

(c)
Number of Securities
Remaining Available for
	(a)		(b)	Future Issuance Under
	Number of Securities to be		Weighted-Average	Equity Compensation
	Issued Upon Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
	Warrants and Rights		Warrants and Rights	Column (a))
Plan Category	(#)		($)	(#)

Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders(1)	580,715	(2)	23.73	337,389

Total	580,715		23.73	337,389

(1)	For more information about our Long-Term Incentive Plan, which did not require approval by our unitholders, please read Item 11 (“Executive Compensation — Compensation Discussion and Analysis — Other Compensation Programs — Exterran Partners Long-Term Incentive Plan”) of this report.

(2)	Represents options to purchase our common units that vested in a lump sum on January 1, 2009, and terminated unexercised on December 31, 2009. In addition to the outstanding options, as of December 31, 2009, there were 91,124 phantom units outstanding which, upon vesting, are payable in common units or cash, in the discretion of our compensation committee.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 12, 2009, with respect to persons known to us to be the beneficial owners of more than five percent of our outstanding limited partner units. Beneficial ownership is determined in accordance with the rules of the SEC.

	Common		Subordinated		Percent of
	Units	Percent of	Units	Percent of	Total Units
Name and Address of	Beneficially	Common	Beneficially	Subordinated	Beneficially
Beneficial Owner	Owned	Units(1)	Owned	Units(2)	Owned(3)

Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(4) 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	2,289,751	13.1%	—	—	9.6%
Exterran Holdings, Inc. 16666 Northchase Drive Houston, TX 77060	9,167,994	52.3%	6,325,000	100%	64.9%

(1)	Reflects the common units beneficially owned as a percentage of 17,539,570 common units outstanding.

(2)	Reflects the subordinated units beneficially owned as a percentage of 6,325,000 subordinated units outstanding.

(3)	As a percentage of the total limited partner interest. When taking into consideration the 2% general partner interest, the percentages reflected in this column are 9.4% and 65.6% (including the general partner interest), respectively.

(4)	Based solely on a review of the Schedule 13G/A jointly filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne on February 10, 2010.

Security Ownership of Management

The following table sets forth information as of February 12, 2010, with respect to our common units beneficially owned by Exterran GP LLC’s directors, Named Executive Officers and all of our current directors and executive officers as a group. Each beneficial owner has sole voting and investment power with respect to all the units attributed to him. The address for each executive officer and director listed below is c/o Exterran GP LLC, 16666 Northchase Drive, Houston, Texas 77060.

	Units
	Owned	Phantom	Total	Percent of
Name of Beneficial Owner	Directly	Units(1)	Ownership	Class

Named Executive Officers
Ernie L. Danner	112,968	2,862	115,830		*
Stephen A. Snider	114,313	—	114,313		*
David S. Miller	5,000	3,577	8,577		*
J. Michael Anderson	7,570	4,152	11,722		*
D. Bradley Childers	1,294	3,763	5,057		*
Daniel K. Schlanger	10,835	2,671	13,506		*
Directors
James G. Crump	4,790	—	4,790		*
G. Stephen Finley	4,397	—	4,397		*
Edmund P. Segner, III	451	—	451		*
All current directors and executive officers as a group (10 persons)	150,678	19,706	170,384	1%

*	Less than 1%.

(1)	Phantom units that vest within 60 days of February 12, 2010.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Distributions and Payments to Our General Partner and its Affiliates

As of December 31, 2009, Exterran and its subsidiaries owned 6,325,000 subordinated units and 9,167,994 common units, which together constitute 65% of the limited partner interest in us, and 486,243 general partner units, which constitute the entire 2% general partner interest in us. Exterran Holdings is, therefore, a “related person” relative to us under SEC regulations, and we believe that Exterran Holdings has and will have a direct and indirect material interest in its various transactions with us.

The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the ongoing operation of Exterran Partners, L.P.

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98% to our unitholders on a pro rata basis, including our general partner and its affiliates, as the holders of 6,325,000 subordinated units and 9,167,994 common units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, then our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

During the year ended December 31, 2009, our general partner and its affiliates received aggregate distributions of approximately $1.7 million on their general partner units, including distributions on our general partner’s incentive distribution rights, $8.2 million on their common units and $11.7 million on their subordinated units. On February 12, 2010, our general partner and its affiliates received a quarterly distribution with respect to the period from October 1, 2009 to December 31, 2009, of approximately $0.5 million on their general partner units, including distributions on our general partner’s incentive distribution rights, $4.2 million on their common units and $2.9 million on their subordinated units.

Payments to our general partner and its affiliates	Subject to certain caps, we reimburse Exterran Holdings and its affiliates for the payment of all direct and indirect expenses incurred on our behalf. For further information regarding the reimbursement of these expenses, please read “— Omnibus Agreement” below.

Pursuant to the terms of our Omnibus Agreement (as described below), we reimburse Exterran Holdings for (1) allocated expenses of operational personnel who perform services for our benefit, (2) direct costs incurred in operating and maintaining our business and (3) allocated SG&A expenses. Our general partner does not receive any management fee or other compensation for its management of us. Our general partner and its affiliates are reimbursed for all expenses incurred on our behalf, including the compensation of employees of Exterran Holdings that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of our business and that are allocable to us. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Except as provided in the Omnibus Agreement, there is no cap on the amount that may be paid or reimbursed to our general partner or its affiliates for compensation or expenses incurred on our behalf.

November 2009 Contract Operations Acquisition

In connection with the November 2009 Contract Operations Acquisition, we acquired from Exterran Holdings contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements, comprising approximately 270,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us. In exchange, we assumed and repaid $57.2 million of debt from Exterran Holdings and issued to Exterran Holdings approximately 4.7 million common units and approximately 97,000 general partner units. Concurrent with the closing of the November 2009 Contract Operations Acquisition, we borrowed $28.0 million and $30.0 million under our revolving credit facility and asset-backed securitization facility, respectively, which together were used to repay the debt assumed from Exterran Holdings in the acquisition.

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

Unless the Omnibus Agreement is terminated earlier due to a change of control of our general partner or the removal or withdrawal of our general partner, or from a change of control of Exterran Holdings, the non-competition provisions of the Omnibus Agreement will terminate on November 10, 2012 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at the sites at which we are providing contract operations services to them at the time of the change of control.

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, Exterran Holdings has agreed to indemnify us, for a three-year period following the applicable acquisition date, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the assets we acquire from Exterran Holdings that occur before that acquisition date. Exterran Holdings’ maximum liability for this and its other indemnification obligations under the Omnibus Agreement cannot exceed $5 million, and Exterran Holdings will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify Exterran Holdings against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Exterran Holdings is not required to indemnify us.

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the year ended December 31, 2009, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of the board of directors of the general partner. During the year ended December 31, 2009, we purchased $3.1 million of new compression equipment from Exterran Holdings.

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

In consideration for such transfer of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it; (2) agree to lease such compression equipment from the transferor; or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. Unless the Omnibus Agreement is terminated earlier as discussed above, the transfer of compression equipment provisions described above will terminate in November 2012.

For the year ended December 31, 2009, we had revenues of $1.0 million from Exterran Holdings related to the lease of our compression equipment and cost of sales of $11.1 million with Exterran Holdings related to the lease of its compression equipment.

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

Costs incurred by Exterran Holdings directly attributable to us are charged to us in full. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among us and Exterran Holdings’ other operations. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense for the year ended December 31, 2009 is $20.1 million of indirect costs incurred by Exterran Holdings.

Exterran Holdings has agreed that, for a period that will terminate on December 31, 2010, our obligation to reimburse Exterran Holdings for (1) any cost of sales that it incurs in the operation of our business will be capped at an amount equal to $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly); and (2) any SG&A costs allocated to us will be capped at $7.6 million per quarter (into account any such costs that we incur and pay directly). These caps may be subject to increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the year ended December 31, 2009, our cost of sales exceeded the cap by $7.2 million, and our SG&A expenses exceeded the cap by $0.6 million. The excess amount over the cap is being accounted for as a capital contribution.

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

Review, Approval or Ratification of Transactions with Related Persons

The related person transactions in which we engaged in 2009 were typically of a recurring, ordinary course nature and were previously made known to the board of directors of the general partner and generally were of the sort contemplated by the Omnibus Agreement. While we do not have formal, specified policies or procedures for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404, as related person transactions may result in potential conflicts of interest among management and board-level decision makers, our partnership agreement does set forth procedures that the board of directors of the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

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

During the years ended December 31, 2009 and 2008, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, were billed to Exterran Holdings and then charged to us. The services rendered during both the years ended December 31, 2009 and 2008 were for the audit of our annual financial statements and work related to registration statements and were approximately $0.3 million and $0.2 million, respectively. All of the fees during each of the periods were “Audit Fees,” and none of those fees constituted “Audit-Related Fees,” “Tax Fees” or “All Other Fees,” in each case, as such terms are defined by the SEC.

In considering the nature of the services provided by Deloitte & Touche LLP, the audit committee of the board of directors of Exterran GP LLC determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and Exterran GP LLC management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

All services performed by the independent registered public accounting firm during 2009 and 2008 were approved in advance by the audit committee. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to Exterran GP LLC’s audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair, or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

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

(b) Exhibits

Exhibit
No.	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2008
2.2	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009
3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007
3.3	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008
3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
4.1	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009
4.2	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009

Exhibit
No.		Description

10.1		Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.2		First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007
10.3		First Amended and Restated Omnibus Agreement, dated August 20, 2007, by and among Exterran Holdings, Inc., Exterran, Inc. (formerly known as Universal Compression, Inc.), UCO GP, LLC, UCO General Partner, LP, EXLP Operating LLC (formerly known as UCLP Operating LLC) and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007
10.4		Amendment No. 1, dated as of July 30, 2008, to First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.5*	Second Amended and Restated Omnibus Agreement, dated November 10, 2009, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended)
10.6		Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007
10.7		Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P. (now Exterran Partners, L.P.), as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.8		Guaranty Agreement dated as of October 20, 2006 made by Universal Compression Partners, L.P. (now Exterran Partners, L.P.) as Guarantor, UCLP OLP GP LLC, as Guarantor and UCLP Leasing, L.P., as Guarantor and each of the other Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2007
10.9		Collateral Agreement dated as of October 20, 2006 made by UC Operating Partnership, L.P., UCLP OLP GP LLC, Universal Compression Partners, L.P. (now Exterran Partners, L.P.) and UCLP Leasing, L.P. in favor of Wachovia Bank, National Association, as US Administrative Agent, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2007

Exhibit
No.		Description

10.10		First Amendment to Loan Documents, dated May 8, 2008, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, EXLP Leasing LLC, as Guarantor, Wachovia Bank, National Association, as Administrative Agent and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008
10.11		Intercreditor and Collateral Agency Agreement, dated as of October 13, 2009, by and among Exterran Partners, L.P., EXLP ABS 2009 LLC, EXLP Operating LLC, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, and Wells Fargo Bank, National Association, in its individual capacity as the Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009
10.12		Management Agreement, dated as of October 13, 2009, by and between Exterran Partners, L.P., as Manager, EXLP ABS 2009 LLC, as Issuer, and EXLP ABS Leasing 2009 LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009
10.13		Registration Rights Agreement dated July 9, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Kayne Anderson Energy Total Return Fund, Inc. and each party listed as signatory thereto, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2007
10.14		Common Unit Purchase Agreement dated June 19, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2007
10	.15†	Universal Compression Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.16†	First Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008
10	.17†	Second Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2008
10.18		Third Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.19†	Form of Grant of Phantom Units, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.20†	Form of Grant of Options, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.21†	Form of Amendment to Grant of Options, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.22†	Form of Amendment No. 2 to Grant of Options, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 30, 2008
10.23		Form of Amendment No. 3 to Grant of Options, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.24†	First Amendment to Grant of Phantom Units for Stephen A. Snider, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.25†	Third Amendment to Grant of Options for Stephen A. Snider, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.26†	Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.27†	Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs for Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

Exhibit
No.		Description

10	.28†	Exterran Partners, L.P. Award Notice for Phantom Units with DERs for Stephen A. Snider, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
21	.1*	List of Subsidiaries of Exterran Partners, L.P.
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31	.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Exterran Partners, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2009 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2010

EXTERRAN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$203	$3,244
Restricted cash	431	—
Accounts receivable, trade, net of allowance of $714 and $230, respectively	23,210	25,958
Due from affiliates, net	—	6,445

Total current assets	23,844	35,647
Compression equipment	770,703	566,286
Accumulated depreciation	(212,776)	(131,973)

Net compression equipment	557,927	434,313
Goodwill	124,019	124,019
Interest rate swaps	262	—
Intangibles and other assets, net	11,174	5,965

Total assets	$717,226	$599,944

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$—	$297
Due to affiliates, net	1,293	—
Accrued liabilities	7,198	5,703
Accrued interest	2,030	1,880
Current portion of interest rate swaps	9,229	5,483

Total current liabilities	19,750	13,363
Long-term debt	432,500	398,750
Interest rate swaps	6,668	12,204
Other long-term liabilities	—	159

Total liabilities	458,918	424,476
Commitments and contingencies (Note 14)
Partners’ capital:
Limited partner units:
Common units, 17,541,965 and 12,767,462 units issued, respectively	298,010	221,090
Subordinated units, 6,325,000 issued and outstanding	(33,194)	(35,518)
General partner units, 2% interest with 486,243 and 389,642 equivalent units issued and outstanding, respectively	8,457	6,805
Accumulated other comprehensive loss	(14,857)	(16,909)
Treasury units, 8,426 and zero common units, respectively	(108)	—

Total partners’ capital	258,308	175,468

Total liabilities and partners’ capital	$717,226	$599,944

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Years Ended December 31,
	2009	2008	2007

Revenue	$181,729	$163,712	$107,675
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense)	83,480	73,563	46,066
Depreciation and amortization	36,452	27,053	16,570
Fleet impairment	3,151	—	—
Selling, general and administrative	24,226	16,085	13,730
Interest expense	20,303	18,039	11,658
Other (income) expense, net	(1,208)	(1,430)	(22)

Total costs and expenses	166,404	133,310	88,002

Income before income taxes	15,325	30,402	19,673
Income tax expense	541	555	272

Net income	$14,784	$29,847	$19,401

General partner interest in net income	$1,354	$1,206	$447

Common units interest in net income	$9,137	$18,403	$10,745

Subordinated units interest in net income	$4,293	$10,238	$8,209

Weighted average common units outstanding:
Basic	13,461	11,369	8,279

Diluted	13,477	11,414	8,377

Weighted average subordinated units outstanding:
Basic	6,325	6,325	6,325

Diluted	6,325	6,325	6,325

Earnings per common unit:
Basic	$0.68	$1.62	$1.30

Diluted	$0.68	$1.61	$1.29

Earnings per subordinated unit:
Basic	$0.68	$1.62	$1.30

Diluted	$0.68	$1.61	$1.29

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Net income	$14,784	$29,847	$19,401
Other comprehensive income (loss):
Interest rate swaps gain (loss)	2,052	(7,749)	(8,447)

Comprehensive income	$16,836	$22,098	$10,954

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)

	Partners’ Capital								Accumulated
	Common Units		Subordinated Units		General Partner Units		Treasury Units		Other Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total

Balance, December 31, 2006	$122,142	6,325,000	$(57,468)	6,325,000	$5,496	258,163	$—	—	$(713)	$69,457
Proceeds from private placement, net of private placement expenses	68,982	2,014,395								68,982
Issuance of units to Universal Compression Holdings, Inc. for a portion of its U.S. contract operations business	2,626	2,014,395			46	82,220				2,672
Contribution of capital	1,727		11,151		350					13,228
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(261)		(2,093)		(96)					(2,450)
Cash distributions	(11,737)		(8,715)		(416)					(20,868)
Unit based compensation expense	3,184									3,184
Interest rate swap loss									(8,447)	(8,447)
Net income	11,240		7,714		447					19,401

Balance, December 31, 2007	$197,903	10,353,790	$(49,411)	6,325,000	$5,827	340,383	$—	—	$(9,160)	$145,159
Issuance of units to Exterran Holdings, Inc. for a portion of its U.S. contract operations business	19,207	2,413,672	115		397	49,259				19,719
Contribution of capital	8,276		15,200		485					23,961
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(278)		(671)		(38)					(987)
Cash distributions	(20,131)		(10,989)		(1,072)					(32,192)
Unit based compensation income	(2,290)									(2,290)
Interest rate swap loss									(7,749)	(7,749)
Net income	18,403		10,238		1,206					29,847

Balance, December 31, 2008	$221,090	12,767,462	$(35,518)	6,325,000	$6,805	389,642	$—	—	$(16,909)	$175,468
Issuance of units to Exterran Holdings, Inc. for a portion of its U.S. contract operations business	82,722	4,739,927			1,685	96,601				84,407
Issuance of units for vesting of phantom units		34,576
Treasury units purchased							(108)	(8,426)		(108)
Transaction costs for registration of units	(24)		(11)							(35)
Contribution of capital	7,749		9,901		361					18,011
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(143)		(159)		(10)					(312)
Cash distributions	(23,651)		(11,700)		(1,738)					(37,089)
Unit based compensation expense	955									955
Other	175									175
Interest rate swap gain									2,052	2,052
Net income	9,137		4,293		1,354					14,784

Balance, December 31, 2009	$298,010	17,541,965	$(33,194)	6,325,000	$8,457	486,243	$(108)	(8,426)	$(14,857)	$258,308

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$14,784	$29,847	$19,401
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,452	27,053	16,570
Fleet impairment	3,151	—	—
Amortization of debt issuance cost	457	285	238
Amortization of fair value of acquired interest rate swaps	149	187	162
Unit based compensation expense (income)	811	(2,090)	3,184
Provision for doubtful accounts	627	159	86
Gain on sale of compression equipment	(2,011)	(1,435)	—
Changes in assets and liabilities:
Accounts receivable, trade	2,121	(12,683)	(7,844)
Other assets	94	25	(25)
Accounts payable, trade	(163)	(419)	(1,553)
Other liabilities	(536)	2,339	4,301

Net cash provided by operating activities	55,936	43,268	34,520

Cash flows from investing activities:
Capital expenditures	(17,893)	(23,434)	(32,362)
Proceeds from the sale of compression equipment	4,457	8,559	—
Increase in restricted cash	(431)	—	—
(Increase) decrease in amounts due from affiliates, net	6,445	(6,445)	—

Net cash used in investing activities	(7,422)	(21,320)	(32,362)

Cash flows from financing activities:
Borrowings under revolving credit facility	46,750	74,250	105,800
Repayments under revolving credit facility	(100,200)	(185,325)	(173,400)
Borrowings under term loan facility	—	117,500	—
Borrowings under asset-backed securitization facility	30,000	—	—
Distributions to unitholders	(37,089)	(32,192)	(20,868)
Net proceeds from issuance of common units	—	—	68,982
Debt issuance costs	—	(309)	(184)
Purchase of treasury units	(108)	—	—
Capital contribution from limited partners and general partner	7,799	12,600	8,901
Increase (decrease) in amounts due to affiliates, net	1,293	(8,063)	9,016

Net cash used in financing activities	(51,555)	(21,539)	(1,753)

Net increase (decrease) in cash and cash equivalents	(3,041)	409	405
Cash and cash equivalents at beginning of period	3,244	2,835	2,430

Cash and cash equivalents at end of period	$203	$3,244	$2,835

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,696	$19,301	$8,951

Cash paid for taxes	$104	$275	$—

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$5,967	$11,008	$4,327

Contract operations equipment acquired/exchanged, net	$141,745	$134,181	$135,183

Goodwill allocated in acquisitions	$—	$56,867	$30,603

Intangible assets allocated in acquisitions	$5,746	$4,592	$—

Debt assumed in acquisitions	$57,200	$175,325	$159,600

Common units issued to limited partner	$82,722	$19,322	$2,626

General partner units issued to general partner	$1,685	$397	$46

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

Exterran Partners, L.P., together with its subsidiaries (“we”, “us”, “our”, or “the Partnership”), is a publicly held Delaware limited partnership formed on June 22, 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements.

In August 2007, we changed our name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the closing of the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”). In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, Inc. (“individually, and together with its wholly-owned subsidiaries “Exterran Holdings”), a new company formed in anticipation of the merger, and Universal was merged with and into Exterran Holdings. As of December 31, 2009, public unitholders held a 34% ownership interest in us and Exterran Holdings owned our remaining equity interests, including the general partner interests and all of our incentive distribution rights.

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of cash restricted for use to pay for distributions and expenses incurred under our asset-backed securitization facility (see Note 7). Restricted cash is presented separately from cash and cash equivalents in the balance sheet and statement of cash flows.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenue from contract operations is recorded when earned, which generally occurs monthly at the time the monthly service is provided to customers in accordance with the contracts.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. We believe that the credit risk in cash investments that we have with financial institutions is minimal. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of the services we provide them and the terms of our contract operations service contracts.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2009, 2008 and 2007, our bad debt expense was $0.6 million, $0.2 million and $0.1 million, respectively. During the year ended December 31, 2009, Devon Energy Corporation accounted for 11% of our total revenue. None of our other customers individually accounted for 10% or more of our total revenue for the year ended December 31, 2009.

Property and Equipment

Property and equipment is carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives as of December 31, 2009 were 15 to 30 years. Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that increase the value or extend the life of contract compressor units are capitalized and depreciated over the estimated useful life of up to seven years. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $35.8 million, $26.8 million and $16.6 million, respectively.

Long-Lived Assets

We review for the impairment of long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. Identifiable intangibles are amortized over the assets’ estimated useful lives.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred.

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

Income Taxes

As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us generally flow through to our unitholders. However, some states impose an entity-level income tax on partnerships, including us. For the years ended December 31, 2009 and 2008, we recorded income tax expense of approximately $0.5 million and $0.6 million, respectively, related to state income taxes.

Segment Reporting

ASC 280, “Segment Reporting,” established standards for entities to report information about the operating segments and geographic areas in which they operate. We only operate in one segment and all of our operations are located in the United States (“U.S”).

Fair Value of Financial Instruments

Our financial instruments consist of cash, restricted cash, trade receivables and payables, interest rate swaps and long-term debt. At December 31, 2009 and 2008, the estimated fair values of such financial instruments, except for debt, approximated their carrying values as reflected in our consolidated balance sheets. As a result of the current credit environment, we believe that the fair value of our debt does not approximate its carrying value as of December 31, 2009 and 2008 because the applicable margin on our debt was below the market rates as of these dates. The fair value of our debt has been estimated based on similar debt transactions that occurred near December 31, 2009 and 2008. A summary of the fair value and carrying value of our debt is shown in the table below (in thousands):

	As of December 31,		As of December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt	$432,500	$417,861	$398,750	$366,476

Hedging and Uses of Derivative Instruments

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes. We record interest rate swaps on the

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The potentially dilutive securities issued by us are unit options and phantom units, neither of which requires an adjustment to the amount of net income used for dilutive earnings per unit purposes. The table below

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicates the potential limited partner units that were included in computing the dilutive potential limited partner units used in diluted income per limited partner unit (in thousands):

	Years Ended December 31,
	2009	2008	2007

Weighted average limited partner units outstanding — used in basic income per limited partner unit	19,786	17,694	14,604
Net dilutive potential limited partner units issuable:
Unit options	—	40	95
Phantom units	16	5	3

Weighted average limited partner units and dilutive potential limited partner units — used in diluted income per limited partner unit	19,802	17,739	14,702

The table below indicates the potential shares of limited partner units that were excluded from net dilutive potential units of limited partner units as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net dilutive potential common shares issuable:
Unit options	—	591	—
Phantom units	—	4	—

Net dilutive potential common shares issuable	—	595	—

Reclassifications

Certain amounts in the prior financial statements have been reclassified to conform to the 2009 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2.	Recent Accounting Pronouncements

In September 2006, the FASB issued guidance under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The new provisions of ASC 820 are effective for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB deferred the effective date to fiscal years beginning after November 15, 2008 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value on at least an annual basis. Our adoption of the required undeferred provisions of ASC 820 on January 1, 2008 did not have a material impact on our consolidated financial statements. Our adoption of the deferred provisions of ASC 820 on January 1, 2009 did not have a material impact on our consolidated financial statements.

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

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2008, the FASB issued guidance under ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the new guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset, in accordance with GAAP. The new guidance under ASC 350 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The new guidance under ASC 350 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Our adoption of the new provisions of ASC 350 on January 1, 2009 did not have a material impact on our consolidated financial statements.

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

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	November 2009, July 2008 and July 2007 Contract Operations Acquisitions

In November 2009, we acquired from Exterran Holdings certain contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements having a net book value of $137.2 million, net of accumulated depreciation of $47.2 million, and comprising approximately 270,000 horsepower, or 6% (by then available horsepower) of the combined contract operations business in the U.S. of Exterran Holdings and us (the “November 2009 Contract Operations Acquisition”). In connection with this acquisition, we assumed $57.2 million of long-term debt from Exterran Holdings and issued to Exterran Holdings approximately 4.7 million common units and approximately 97,000 general partner units. Concurrent with the closing of the November 2009 Contract Operations Acquisition, we borrowed $28.0 million and $30.0 million under our revolving credit facility and asset-backed securitization facility, respectively, which together were used to repay the debt assumed from Exterran Holdings in the acquisition.

In connection with this acquisition, we were allocated $4.6 million finite life intangible assets of Exterran Holdings’ North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. The amount of finite life intangible assets included in the November 2009 Contract Operations Acquisition is comprised of $4.9 million associated with customer relationships and $0.8 million associated with customer contracts. These intangible assets are being amortized through 2024 and 2016, respectively, based on the present value of expected income to be realized from these assets.

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

In July 2007, we acquired from Universal contract operations customer service agreements with eight customers and a fleet of approximately 720 compressor units used to provide compression services under those agreements having a net book value of $132.1 million, net of accumulated depreciation of $37.5 million, and

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprising approximately 280,000 horsepower, or 13% (by then available horsepower) of the combined U.S. contract operations business relating to natural gas compression of Universal and us (the “July 2007 Contract Operations Acquisition”). The acquisition also included the allocation of $30.7 million of goodwill associated with the acquired business. Goodwill recorded by us in connection with the July 2007 Contract Operations Acquisition of $30.7 million was an allocation of Universal’s goodwill related to its U.S. contract operations segment. The amount allocated was based on the fair value of the net assets of Universal’s U.S. contract operations segment that were transferred to us compared to the total fair value of the net assets of Universal’s U.S. contract operations segment.

In connection with the July 2007 Contract Operations Acquisition, we assumed $159.6 million in debt from Universal and issued to Universal’s wholly-owned subsidiaries approximately 2.0 million common units and approximately 82,000 general partner units. Additionally, we issued approximately 2.0 million common units for proceeds of $69.0 million (net of private placement fees of $1.0 million) to institutional investors in a private placement. We used the proceeds from the private placement and additional borrowings of $90.0 million under our revolving credit facility, along with available cash, to repay the debt assumed from Universal in the acquisition.

Additionally, in connection with the July 2007 Contract Operations Acquisition, we expanded our revolving credit facility from $225 million to $315 million and borrowed an additional $90 million under that facility, which we used, along with available cash, to repay the remainder of the debt assumed from Universal in conjunction with this acquisition.

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the November 2009, July 2008 and the July 2007 Contract Operations Acquisitions was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Unaudited Pro Forma Financial Information

Pro forma financial information for the years ended December 31, 2009, 2008 and 2007 has been included to give effect to the significant expansion of our compressor fleet and service contracts as the result of the November 2009, July 2008 and the July 2007 Contract Operations Acquisitions. The transactions are presented in the pro forma financial information as though the transactions had occurred as of January 1, 2007.

The unaudited pro forma financial information for the years ended December 31, 2009, 2008 and 2007 reflects the following transactions:

•	the contribution of customer service contracts and equipment used to provide compression services under those contracts transferred in the November 2009, July 2008 and July 2007 Contract Operations Acquisitions from Universal and Exterran Holdings to us;

•	our assumption of $159.6 million and $232.5 million of Universal’s debt and Exterran Holdings’ debt, respectively;

•	the issuance of our common units and general partner units to Exterran Holdings’ wholly-owned subsidiaries; and

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	our borrowing of $117.5 million, $176.3 million and $30.0 million under our term loan, senior secured credit facility and asset-backed securitization facility, respectively, and use of those proceeds to repay the debt assumed from Exterran Holdings.

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

The following table presents unaudited pro forma financial information (in thousands, except per unit amounts):

	Years Ended December 31,
	2009	2008	2007

Total revenues	$233,737	$263,118	$233,054

Net income	$26,054	$53,128	$44,420

Basic income per common and subordinated unit	$1.02	$2.07	$1.75

Diluted income per common and subordinated unit	$1.02	$2.07	$1.74

Pro forma earnings per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units were assumed to have been outstanding since the beginning of the periods presented. Pursuant to our partnership agreement, to the extent the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to the holders of common and subordinated units. The pro forma net earnings per limited partner unit calculations include adjustments for the pro forma incentive distributions to our general partner, including a reduction to net income allocable to the limited partners of approximately $0.2 million for each of the years ended December 31, 2009 and 2008 and $1.9 million for the year ended December 31, 2007, to reflect the amount of additional incentive distributions that would have occurred if the excess of net earnings over actual distributions for the period had been distributed.

4.	Merger Between Universal and Hanover

On August 20, 2007, Universal and Hanover completed their merger transaction. In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, and Universal then merged with and into Exterran Holdings. As a result of the merger, Exterran Holdings became the indirect owner of our general partner, which as of December 31, 2009, owned 486,243 general partner units, representing a 2% general partner interest, and all the incentive distribution rights in us. As of December 31, 2009, Exterran Holdings owned 9,167,994 common units and 6,325,000 subordinated units which, together with the general partner interest, represent a 66% total ownership interest in us.

5.	Related Party Transactions

We are a party to an omnibus agreement with Exterran Holdings and others (as amended and restated, the “Omnibus Agreement”), the terms of which include, among other things:

•	certain agreements not to compete between Exterran Holdings and its affiliates, on the one hand, and us and our affiliates, on the other hand;

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unless the Omnibus Agreement is terminated earlier due to a change of control of our general partner or the removal or withdrawal of our general partner, or from a change of control of Exterran Holdings, the non-competition provisions of the Omnibus Agreement will terminate on November 10, 2012 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at the sites at which we are providing contract operations services to them at the time of the change of control.

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, Exterran Holdings will indemnify us until November 10, 2012 against certain potential environmental claims, losses and expenses associated with the operation of our assets and occurring before the closing date of the initial public offering. Exterran Holdings’ maximum liability for this indemnification obligation will not exceed $5 million and Exterran Holdings will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after the closing date of the initial public offering. We have agreed to indemnify Exterran Holdings against environmental liabilities related to our assets to the extent Exterran Holdings is not required to indemnify us.

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the years ended December 31, 2009 and 2008, there were no requests for indemnification by either party.

Purchase of New Compression equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the years ended December 31, 2009 and 2008, we purchased $3.1 million and $9.8 million, respectively, of new compression equipment from Exterran Holdings. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as an equity distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. As a result, the equipment purchased during the years ended December 31, 2009 and 2008 was recorded in our consolidated balance sheet as property, plant and equipment of $2.8 million and $8.8 million, respectively, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $0.3 million and $1.0 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the years ended December 31, 2009 and 2008, Exterran Holdings contributed $7.5 million and $11.1 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

Transfer of Compression Equipment with Exterran Holdings

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to transfer

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compression equipment between Exterran Holdings and us so as to fulfill either of our compression services obligations, such equipment may be so transferred if it will not cause us to breach any existing contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs.

During the year ended December 31, 2009, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 140 compressor units, totaling approximately 49,400 horsepower with a net book value of approximately $25.7 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 242 compressor units, totaling approximately 50,400 horsepower with a net book value of approximately $30.2 million. During the year ended December 31, 2008, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 119 compressor units, totaling approximately 57,100 horsepower with a net book value of approximately $29.2 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 279 compressor units, totaling approximately 63,200 horsepower with a net book value of approximately $29.4 million. During the years ended December 31, 2009 and 2008, we recorded equity contributions of approximately $4.5 million and $0.2 million, respectively, related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid a nominal amount to Exterran Holdings for the difference in fair value of the equipment in connection with the transfers. We recorded the compressor units received at the historical book basis of Exterran Holdings. The units we received from Exterran Holdings were being utilized to provide services to our customers on the date of the transfers and, prior to the transfers, had been leased by us from Exterran Holdings. The units we transferred to Exterran Holdings were being utilized to provide services to customers of Exterran Holdings on the date of the transfers, and prior to the transfers had been leased by Exterran Holdings from us.

The Omnibus Agreement will terminate upon a change of control of our general partner or the removal or withdrawal of our general partner, and certain provisions of the Omnibus Agreement will terminate upon a change of control of Exterran Holdings.

Lease of Equipment Between Exterran Holdings and Us

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to lease compression equipment between Exterran Holdings and us so as to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be leased if it will not cause us to breach any existing compression services contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. At December 31, 2009, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $10.4 million and $2.8 million, respectively.

For the years ended December 31, 2009 and 2008, we had revenues of $1.0 million and $1.4 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the years ended December 31, 2009 and 2008, we had cost of sales of $11.1 million and $8.1 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

Reimbursement of Operating and General and Administrative Expense

Exterran Holdings provides all operational staff, corporate staff and support services reasonably necessary to run our business. The services to be provided by Exterran Holdings may include, without limitation, operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning system, training, executive, sales, business development and engineering.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are charged costs incurred by Exterran Holdings directly attributable to us. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings’ other operations and us. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our Selling, general and administrative (“SG&A”) expense for the years ended December 31, 2009 and 2008 are $20.1 million and $16.3 million, respectively, of indirect costs incurred by Exterran Holdings.

Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2010, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any SG&A costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). From July 9, 2007 through July 29, 2008, cost of sales were capped at $18.00 per operating horsepower per quarter. From July 30, 2008 through December 31, 2009, cost of sales were capped at $21.75 per operating horsepower per quarter. From July 9, 2007 through July 29, 2008, SG&A costs were capped at $4.75 million per quarter. From July 30, 2008 through November 9, 2009, SG&A costs were capped at $6.0 million per quarter. From November 10, 2009 through December 31, 2009, SG&A costs were capped at $7.6 million per quarter. These caps may be subject to future adjustment in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the years ended December 31, 2009 and 2008, our cost of sales exceeded the cap provided in the Omnibus Agreement by $7.2 million and $12.5 million, respectively. For the years ended December 31, 2009 and 2008, our SG&A expense exceeded the cap provided in the Omnibus Agreement by $0.6 million and $0.1 million, respectively. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.

6.	Goodwill

In connection with the July 2008 and July 2007 Contract Operations Acquisitions, we were allocated historical cost goodwill of Exterran Holdings’ North America contract operations segment and Universal’s U.S. contract operations segment, respectively. The amount allocated was based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment and Universal’s U.S. contract operations segment. The amount of goodwill allocated to us in the July 2008 and July 2007 Contract Operations Acquisitions was $56.9 million and $30.7 million, respectively.

We perform our goodwill impairment test in the fourth quarter of every year, or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of our reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill.

The first step in performing a goodwill impairment test is to compare the estimated fair value of our reporting unit with its recorded net book value (including the goodwill) of the respective reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because quoted market prices for our reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the annual goodwill impairment test. Management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.

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

For the years ended December 31, 2009, 2008 and 2007, we determined that there was no impairment of goodwill.

7.	Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2009	2008

Revolving credit facility due October 2011	$285,000	$281,250
Term loan facility due October 2011	117,500	117,500
Asset-backed securitization facility due July 2013	30,000	—

Long-term debt	$432,500	$398,750

Senior Secured Credit Facility

We, as guarantor, and EXLP Operating LLC, our wholly-owned subsidiary, are parties to a senior secured credit agreement that provides for a five-year, $315 million revolving credit facility that matures in October 2011.

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

As of December 31, 2009, we had $285.0 million outstanding, with $30.0 million available, under our revolving credit facility and $117.5 million of long-term debt outstanding under the term loan.

All amounts outstanding under the senior secured credit facility mature in October 2011.

Our revolving credit facility bears interest at a base rate, or LIBOR, at our option, plus an applicable margin, as defined in the credit agreement. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 1.0% to 2.0% or (ii) in the case of base rate loans, from 0.0% to 1.0%. The base rate is the higher of the U.S. Prime Rate or the Federal Funds Rate plus 0.5%. At December 31, 2009, all

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts outstanding were LIBOR loans and the applicable margin was 1.75%. The weighted average interest rate on the outstanding balance at December 31, 2009, excluding the effect of interest rate swaps, was 2.1%.

The term loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 1.5% to 2.5% or (ii) in the case of base rate loans, from 0.5% to 1.5%.

At December 31, 2009, all amounts outstanding were LIBOR loans and the applicable margin was 2.25%. Borrowings under the term loan are subject to the same credit agreement covenants as our revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis. The weighted average interest rate on the outstanding balance of the term loan at December 31, 2009, excluding the effect of interest rate swaps, was 2.5%.

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. Our senior secured credit facility allows for our Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition closes meeting certain thresholds and for the following two quarters after the acquisition closes. Therefore, due to the November 2009 Contract Operations Acquisition closing in the fourth quarter of 2009, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the period from December 31, 2009 through June 30, 2010. After June 30, 2010, our required Total Debt to EBITDA ratio will go back to 5.0 to 1.0. As of December 31, 2009, we maintained a 5.2 to 1.0 EBITDA to Total Interest Expense ratio and a 4.0 to 1.0 Total Debt to EBITDA ratio. If we continue to experience a deterioration in the demand for our services, and we are unable to consummate further acquisitions from Exterran Holdings, amend our senior secured credit facility or restructure our debt, we estimate that we could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in our senior secured credit facility during 2010. In addition, if we experience a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impacted our ability to perform our obligations under our credit agreement, this could lead to a default under our credit agreement. As of December 31, 2009, we were in compliance with all financial covenants under the credit agreement.

Asset-Backed Securitization Facility

In connection with the November 2009 Contract Operations Acquisition, we entered into the 2009 ABS Facility, a portion of which was used to fund the transaction. The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at our option, either LIBOR or a base rate. The weighted average interest rate on the outstanding balance of the 2009 ABS Facility at December 31, 2009, excluding the effect of interest rate swaps, was 3.8%. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 LLC (“EXLP ABS 2009”) together with its subsidiaries, consisting primarily of specified compression services contracts and a fleet of natural gas compressor units. The amount outstanding at any time is limited to the lower of (i) 75% of the value of the natural gas compression equipment owned by EXLP ABS 2009 (as defined in the agreement), (ii) 4.0 times free cash flow or (iii) the amount calculated under an interest coverage test. Additionally, the senior secured credit facility’s credit agreement limits the amount we can borrow under the 2009 ABS Facility to two times our EBITDA (as defined in the credit agreement). As of December 31, 2009, we had $30.0 million

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding, with $120.0 million of availability, under the 2009 ABS Facility. Under the 2009 ABS Facility, we had $0.4 million of restricted cash as of December 31, 2009.

Long-term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) are as follows (in thousands):

December 31,
2009

2010	$—
2011	402,500
2012	—
2013	30,000
2014	—
Thereafter	—

Total debt	$432,500

8.	Partners’ Equity, Allocations and Cash Distributions

Units Outstanding

Partners’ capital at December 31, 2009 consists of 17,541,965 common units outstanding, 6,325,000 subordinated units held by Exterran Holdings, collectively representing a 98% effective ownership interest in us, and 486,243 general partner units representing a 2% general partner interest in us.

As of December 31, 2009, Exterran Holdings owned 9,167,994 common units, 6,325,000 subordinated units and 486,243 general partner units, collectively representing a 66% interest in us.

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

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash Distributions

We will make distributions of available cash (as defined in our partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:

•	first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•	second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

•	third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter;

•	fourth, 98% to all common and subordinated unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	fifth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	sixth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our distributions per unit for 2007, 2008 and 2009:

		Distribution per
		Limited Partner
Period Covering	Payment Date	Unit	Total Distribution

1/1/2007 – 3/31/2007	May 15, 2007	$0.3500	$4.5 million
4/1/2007 – 6/30/2007	August 14, 2007	0.3500	6.0 million
7/1/2007 – 9/30/2007	November 14, 2007	0.4000	6.8 million
10/1/2007 – 12/31/2007	February 14, 2008	0.4250	7.3 million(1)
1/1/2008 – 3/31/2008	May 14, 2008	0.4250	7.3 million(1)
4/1/2008 – 6/30/2008	August 14, 2008	0.4250	8.3 million(1)
7/1/2008 – 9/30/2008	November 14, 2008	0.4625	9.3 million(1)
10/1/2008 – 12/31/2008	February 13, 2009	0.4625	9.3 million(1)
1/1/2009 – 3/31/2009	May 15, 2009	0.4625	9.3 million(1)
4/1/2009 – 6/30/2009	August 14, 2009	0.4625	9.3 million(1)
7/1/2009 – 9/30/2009	November 13, 2009	0.4625	9.3 million(1)
10/1/2009 – 12/31/2009	February 12, 2010	0.4625	11.6 million(1)

(1)	Including distributions to our general partner on its incentive distribution rights.

9.	Unit-Based Compensation

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

The following table presents the unit-based compensation expense (income) included in our results of operations (in thousands):

	Years Ended December 31,
	2009	2008	2007

Unit options	$(1)	$(2,362)	$3,122
Phantom units	812	272	62

Total unit-based compensation expense (income)(1)	$811	$(2,090)	$3,184

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Excludes the chargeback of unit-based compensation expense (income) to Exterran Holdings of $0.7 million, $(0.6) million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We have granted unit options to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. We have also granted phantom units to directors of Exterran GP LLC and to employees of Exterran Holdings and its subsidiaries. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of these unit options and phantom units each period and record a cumulative adjustment of the expense previously recognized. We recorded $0.2 million in SG&A expense related to the re-measurement of fair value of the phantom units for the year ended December 31, 2009. We recorded a reduction to expense of $3.9 million for the year ended December 31, 2008 related to the re-measurement of fair value of the unit options and phantom units.

Unit Options

All unit options vested and became exercisable on January 1, 2009, and expired on December 31, 2009.

The following table presents unit option activity for 2009 (remaining life in years):

		Weighted	Weighted
		Average	Average	Aggregate
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Life	Value

Unit options outstanding, December 31, 2008	591,429	$23.77
Cancelled	(10,714)	25.94
Expired	(580,715)	23.73

Unit options outstanding, December 31, 2009	—	$—	—	$—

Unit options exercisable, December 31, 2009	—	$—	—	$—

Phantom Units

During the year ended December 31, 2009, we granted 90,502 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which settle 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents phantom unit activity for 2009:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit

Phantom units outstanding, December 31, 2008	48,152	$30.98
Granted	90,502	12.35
Vested	(34,576)	24.02
Cancelled	(12,954)	17.39

Phantom units outstanding, December 31, 2009	91,124	$17.06

As of December 31, 2009, $1.4 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.9 years.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accounting for Interest Rate Swap Agreements

We are exposed to market risks primarily associated with changes in interest rates. We use derivative financial instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At December 31, 2009, we were party to interest rate swaps in which we pay fixed payments and receive floating payments on a notional value of $255.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates through July 2012. The weighted average effective fixed interest rate payable on our interest rate swaps was 4.7% as of December 31, 2009. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the years ended December 31, 2009 and 2008, there was no ineffectiveness related to these swaps. We estimate that $9.2 million of deferred pre-tax losses from the interest rate swaps will be realized as an expense during the next twelve months. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	December 31, 2009
		Fair Value
	Balance Sheet Location	Asset (Liability)

Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$262
Interest rate hedges	Current portion of interest rate swaps	(9,229)
Interest rate hedges	Interest rate swaps	(6,668)

Total derivatives		$(15,635)

Year Ended December 31, 2009
		Location of Gain	Gain (Loss)
	Gain (Loss)	(Loss) Reclassified	Reclassified from
	Recognized in Other	from Accumulated	Accumulated Other
	Comprehensive	Other Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss) into	Income (Loss) into
	Derivatives	Income (Loss)	Income (Loss)

Derivatives designated as cash flow hedges:
Interest rate hedges	$6,890	Interest expense	$(4,838)

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

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Fair Value of Interest Rate Swaps

ASC 820 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. We have performed an analysis of our interest rate swaps to determine the significance and character of all inputs to our fair value determination. Based on this assessment, the adoption of the required portions of this standard did not have any material effect on our net asset value. However, the adoption of the standard does require us to provide additional disclosures about the inputs we use to develop the measurements and the effect of certain measurements on changes in net assets for the reportable periods as contained in our periodic filings.

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

The following table summarizes the valuation of our interest rate swaps and impaired fleet units in 2009 under ASC 820 pricing levels as of the date of valuation (in thousands):

		Quoted Market		Significant
		Prices in Active	Significant Other	Unobservable
		Markets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps liability	$(15,635)	$—	$(15,635)	$—
Impaired fleet units	215	—	—	215

The following table summarizes the valuation of our interest rate swaps at December 31, 2008 under ASC 820 pricing levels (in thousands):

		Quoted Market		Significant
		Prices in Active	Significant Other	Unobservable
		Markets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps liability	$(17,687)	$—	$(17,687)	$—

Our interest rate swaps are recorded at fair value utilizing a combination of the market and income approach to fair value. We use discounted cash flows and market based methods to compare similar interest rate swaps. Our estimate of the fair value of the impaired fleet units was based on the estimated component value of the equipment that we plan to use.

12.	Fleet Impairment

As a result of a decline in market conditions and operating horsepower during 2009, we reviewed the idle compression fleet used in our business for units that are not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we determined that 56 units representing approximately 8,900 horsepower would be retired from the fleet.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $3.2 million and the difference was recorded as a long-lived asset impairment. The impairment is recorded in Fleet impairment expense in the consolidated statements of operations.

13.	Income Taxes

The following table reconciles net income, as reported, to our U.S. federal partnership taxable income (loss) (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net income, as reported	$14,784	$29,847	$19,401
Book/tax depreciation and amortization adjustment	(37,742)	(612)	(17,544)
Book/tax adjustment for unit based compensation expense (income)	811	(2,090)	3,543
Other temporary differences	2,728	2,357	(1,410)
Other permanent differences	16	12	—

U.S. federal partnership taxable income (loss)	$(19,403)	$29,514	$3,990

Exterran Holdings had an internal restructuring on May 31, 2008 which represented a sale or exchange of 50% or more of our capital and profits interests and therefore resulted in a technical termination of the Partnership for U.S. federal income tax purposes on such date. The technical termination did not affect our consolidated financial statements nor did it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes. Our taxable year for all unitholders ended on May 31, 2008 and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. We believe that the deferral of depreciation deductions resulted in increased taxable income (or reduced taxable loss) to certain of our unitholders in 2008.

The following additional allocations and adjustments (which are not reflected in the reconciliation because they do not affect our total taxable income) may also affect the amount of taxable income or loss allocated to a unitholder:

•	Internal Revenue Code (“IRC”) Section 704(c) Allocations: We make special allocations under IRC Section 704(c) to eliminate the disparity between a unitholder’s U.S. GAAP capital account (credited with the fair market value of contributed property or the investment) and tax capital account (credited with the investor’s tax basis). The effect of such allocations will be to either increase or decrease a unitholder’s share of depreciation, amortization and/or gain or loss on the sale of assets.

•	IRC Section 743(b) Basis Adjustments: Because we have made the election provided for by IRC Section 754, we adjust each unitholder’s basis in our assets (inside basis) pursuant to IRC Section 743(b) to reflect their purchase price (outside basis). The Section 743(b) adjustment belongs to a particular unitholder and not to other unitholders. Basis adjustments such as this give rise to income and deductions by reference to the portion of each transferee unitholder’s purchase price attributable to each of our assets. The effect of such adjustments will be to either increase or decrease a unitholder’s share of depreciation, amortization and/or gain or loss on sale of assets.

•	Gross Income and Loss Allocations: To maintain the uniformity of the economic and tax characteristics of our units, we will sometimes make a special allocation of income or loss to a unitholder. Any such allocations of income or loss will decrease or increase, respectively, our distributive taxable income.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

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

15.	Selected Quarterly Financial Data (Unaudited)

In the opinion of management, the summarized quarterly financial data below (in thousands, except per unit amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and the results of operations for the respective periods.

	March 31,	June 30,	September 30,	December 31,
	2009	2009(1)	2009	2009

Revenue	$48,233	$45,077	$41,317	$47,102
Gross profit(2)	17,873	13,410	12,669	15,493
Net income	6,721	2,738	2,008	3,317
Earnings per common and subordinated unit — basic	$0.33	$0.13	$0.09	$0.13
Earnings per common and subordinated unit — diluted	0.33	0.13	0.09	0.13

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenue	$35,267	$34,999	$44,390	$49,056
Gross profit(2)	13,450	13,251	17,034	19,577
Net income	6,547	6,079	9,411	7,810
Earnings per common and subordinated unit — basic	$0.38	$0.35	$0.49	$0.39
Earnings per common and subordinated unit — diluted	0.38	0.35	0.49	0.39

(1)	During the second quarter of 2009, we recorded a fleet asset impairment charge of $3.0 million.

(2)	Gross profit is defined as revenue less cost of sales and direct depreciation and amortization expense and fleet impairment charges.

EXTERRAN PARTNERS, L.P.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Item	of Period	Expenses(1)	Deductions(2)	Period

Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
December 31, 2009	$230	$627	$(143)	$714
December 31, 2008	86	159	(15)	230
December 31, 2007	—	86	—	86

(1)	Amounts accrued for uncollectibility

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
Kenneth R. Bickett
Vice President — Finance and Accounting
(Principal Accounting Officer)

Date: February 25, 2010

II-1

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ernie L. Danner, David S. Miller, J. Michael Anderson and Donald C. Wayne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2010.

Name	Title

/s/ ERNIE L. DANNER Ernie L. Danner	Chief Executive Officer and Chairman of the Board, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Executive Officer)

/s/ DAVID S. MILLER David S. Miller	Vice President, Chief Financial Officer and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Financial Officer)

/s/ KENNETH R. BICKETT Kenneth R. Bickett	Vice President, Finance and Accounting, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Accounting Officer)

/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ D. BRADLEY CHILDERS D. Bradley Childers	Senior Vice President and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ DANIEL K. SCHLANGER Daniel K. Schlanger	Senior Vice President and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ JAMES G. CRUMP James G. Crump	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ G. STEPHEN FINLEY G. Stephen Finley	Director, Exterran GP LLC As General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ EDMUND P. SEGNER, III Edmund P. Segner, III	Director, Exterran GP LLC As General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

II-2

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated June 25, 2008, by and among Exterran Holdings, Inc., Hanover Compressor Company, Hanover Compression General Holdings, LLC, Exterran Energy Solutions, L.P., Exterran ABS 2007 LLC, Exterran ABS Leasing 2007 LLC, EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2008
2.2	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009
3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007
3.3	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008
3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
4.1	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009
4.2	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009
10.1	Omnibus Agreement, dated October 20, 2006, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), UC Operating Partnership, L.P., UCO GP, LLC, UCO General Partner, LP, Universal Compression, Inc., Universal Compression Holdings, Inc. and UCLP OLP GP LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.2	First Amendment to Omnibus Agreement, dated July 9, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression Holdings, Inc., Universal Compression, Inc., UCO GP, LLC, UCO General Partner, LP and UCLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007

Exhibit
No.		Description

10.3		First Amended and Restated Omnibus Agreement, dated August 20, 2007, by and among Exterran Holdings, Inc., Exterran, Inc. (formerly known as Universal Compression, Inc.), UCO GP, LLC, UCO General Partner, LP, EXLP Operating LLC (formerly known as UCLP Operating LLC) and Exterran Energy Solutions, L.P. (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended), incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007
10.4		Amendment No. 1, dated as of July 30, 2008, to First Amended and Restated Omnibus Agreement, dated as of August 20, 2007, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008
10	.5*	Second Amended and Restated Omnibus Agreement, dated November 10, 2009, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended)
10.6		Amended and Restated Contribution Conveyance and Assumption Agreement, dated July 6, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Universal Compression, Inc., UCO Compression 2005 LLC, UCI Leasing LLC, UCO GP, LLC, UCI GP LP LLC, UCO General Partner, LP, UCI MLP LP LLC, UCLP Operating LLC and UCLP Leasing LLC., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2007
10.7		Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P. (now Exterran Partners, L.P.), as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
10.8		Guaranty Agreement dated as of October 20, 2006 made by Universal Compression Partners, L.P. (now Exterran Partners, L.P.) as Guarantor, UCLP OLP GP LLC, as Guarantor and UCLP Leasing, L.P., as Guarantor and each of the other Guarantors in favor of Wachovia Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2007
10.9		Collateral Agreement dated as of October 20, 2006 made by UC Operating Partnership, L.P., UCLP OLP GP LLC, Universal Compression Partners, L.P. (now Exterran Partners, L.P.) and UCLP Leasing, L.P. in favor of Wachovia Bank, National Association, as US Administrative Agent, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on March 30, 2007
10.10		First Amendment to Loan Documents, dated May 8, 2008, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, EXLP Leasing LLC, as Guarantor, Wachovia Bank, National Association, as Administrative Agent and the other lenders party thereto, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008
10.11		Intercreditor and Collateral Agency Agreement, dated as of October 13, 2009, by and among Exterran Partners, L.P., EXLP ABS 2009 LLC, EXLP Operating LLC, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, and Wells Fargo Bank, National Association, in its individual capacity as the Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009

Exhibit
No.		Description

10.12		Management Agreement, dated as of October 13, 2009, by and between Exterran Partners, L.P., as Manager, EXLP ABS 2009 LLC, as Issuer, and EXLP ABS Leasing 2009 LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009
10.13		Registration Rights Agreement dated July 9, 2007, by and among Universal Compression Partners, L.P. (now Exterran Partners, L.P.), Kayne Anderson Energy Total Return Fund, Inc. and each party listed as signatory thereto, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2007
10.14		Common Unit Purchase Agreement dated June 19, 2007, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 25, 2007
10	.15†	Universal Compression Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.16†	First Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008
10	.17†	Second Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2008
10.18		Third Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.19†	Form of Grant of Phantom Units, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.20†	Form of Grant of Options, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10	.21†	Form of Amendment to Grant of Options, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.22†	Form of Amendment No. 2 to Grant of Options, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 30, 2008
10.23		Form of Amendment No. 3 to Grant of Options, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.24†	First Amendment to Grant of Phantom Units for Stephen A. Snider, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.25†	Third Amendment to Grant of Options for Stephen A. Snider, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10	.26†	Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.27†	Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs for Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
10	.28†	Exterran Partners, L.P. Award Notice for Phantom Units with DERs for Stephen A. Snider, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009
21	.1*	List of Subsidiaries of Exterran Partners, L.P.
23	.1*	Consent of Deloitte & Touche LLP
31	.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

Exhibit
No.		Description

31	.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32	.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.