Form 10-Q
period 2010-03-31
EXTERRAN PARTNERS, L.P.
filed 2010-05-06
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010
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

As of April 30, 2010, there were 17,575,338 common units and 6,325,000 subordinated units outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit amounts)
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$136	$203
Restricted cash	1,542	431
Accounts receivable, trade, net of allowance of $441 and $714, respectively	20,466	23,210
Due from affiliates, net	691	—
Total current assets	22,835	23,844
Compression equipment	774,577	770,703
Accumulated depreciation	(224,171)	(212,776)
Net compression equipment	550,406	557,927
Goodwill	124,019	124,019
Interest rate swaps	170	262
Intangibles and other assets, net	10,625	11,174
Total assets	$708,055	$717,226

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$109	$—
Due to affiliates, net	—	1,293
Accrued liabilities	6,434	7,198
Accrued interest	1,976	2,030
Current portion of interest rate swaps	10,009	9,229
Total current liabilities	18,528	19,750
Long-term debt	430,500	432,500
Interest rate swaps	5,970	6,668
Total liabilities	454,998	458,918
Commitments and contingencies (Note 9)
Partners’ capital:
Limited partner units:
Common units, 17,575,338 and 17,541,965 units issued, respectively	293,791	298,010
Subordinated units, 6,325,000 units issued and outstanding	(33,822)	(33,194)
General partner units, 2% interest with 486,243 equivalent units issued and outstanding	8,393	8,457
Accumulated other comprehensive loss	(15,031)	(14,857)
Treasury units, 15,756 and 8,426 common units, respectively	(274)	(108)
Total partners’ capital	253,057	258,308
Total liabilities and partners’ capital	$708,055	$717,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$52,710	$48,233
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense)	25,851	22,182
Depreciation and amortization	11,878	8,334
Long-lived asset impairment	231	—
Selling, general and administrative	7,695	6,001
Interest expense	5,692	4,819
Other (income) expense, net	(236)	27
Total costs and expenses	51,111	41,363
Income before income taxes	1,599	6,870
Income tax expense	173	149
Net income	$1,426	$6,721

General partner interest in net income	$340	$383
Common units interest in net income	$798	$4,239
Subordinated units interest in net income	$288	$2,099

Weighted average common units outstanding:
Basic	17,546	12,776
Diluted	17,551	12,778

Weighted average subordinated units outstanding:
Basic	6,325	6,325
Diluted	6,325	6,325

Earnings per common unit:
Basic	$0.05	$0.33
Diluted	$0.05	$0.33

Earnings per subordinated unit:
Basic	$0.05	$0.33
Diluted	$0.05	$0.33

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Net income	$1,426	$6,721
Other comprehensive loss:
Interest rate swap loss	(174)	(528)
Comprehensive income	$1,252	$6,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for unit amounts)

	Partners’ Capital								Accumulated
					General Partner		Treasury		Other
	Common Units		Subordinated Units		Units		Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2008	$221,090	12,767,462	$(35,518)	6,325,000	$6,805	389,642	$—	—	$(16,909)	$175,468
Issuance of units for vesting of phantom units		14,119
Transaction costs for registration of units	174									174
Contribution of capital	1,932		2,761		144					4,837
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(53)		(75)		(5)					(133)
Cash distributions	(5,905)		(2,925)		(434)					(9,264)
Unit based compensation expense	238									238
Interest rate swap loss									(528)	(528)
Net income	4,239		2,099		383					6,721
Balance, March 31, 2009	$221,715	12,781,581	$(33,658)	6,325,000	$6,893	389,642	$—	—	$(17,437)	$177,513

	Partners’ Capital								Accumulated
					General Partner		Treasury		Other
	Common Units		Subordinated Units		Units		Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2009	$298,010	17,541,965	$(33,194)	6,325,000	$8,457	486,243	$(108)	(8,426)	$(14,857)	$258,308
Issuance of units for vesting of phantom units		33,373
Treasury units purchased							(166)	(7,330)		(166)
Transaction costs for registration of units	(4)		(2)							(6)
Contribution of capital	2,914		2,011		139					5,064
Cash distributions	(8,112)		(2,925)		(543)					(11,580)
Unit based compensation expense	185									185
Interest rate swap loss									(174)	(174)
Net income	798		288		340					1,426
Balance, March 31, 2010	$293,791	17,575,338	$(33,822)	6,325,000	$8,393	486,243	$(274)	(15,756)	$(15,031)	$253,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,426	$6,721
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,878	8,334
Long-lived asset impairment	231	—
Amortization of debt issuance cost	235	95
Amortization of fair value of acquired interest rate swaps	37	38
Unit based compensation expense	190	90
Provision for doubtful accounts	—	150
Gain on sale of compression equipment	(247)	—
Changes in assets and liabilities:
Accounts receivable, trade	2,744	(4,066)
Other assets	—	94
Accounts payable, trade	109	(90)
Other liabilities	(830)	(144)
Net cash provided by operating activities	15,773	11,222
Cash flows from investing activities:
Capital expenditures	(2,570)	(7,201)
Proceeds from the sale of compression equipment	530	—
Increase in restricted cash	(1,111)	—
Increase in amounts due from affiliates, net	(444)	(1,380)
Net cash used in investing activities	(3,595)	(8,581)
Cash flows from financing activities:
Borrowings under long-term debt	7,000	6,500
Repayments on long-term debt	(9,000)	(5,000)
Distributions to unitholders	(11,580)	(9,264)
Purchase of treasury units	(166)	—
Capital contribution from limited and general partner	2,794	2,653
Decrease in amounts due to affiliates, net	(1,293)	—
Net cash used in financing activities	(12,245)	(5,111)
Net decrease in cash and cash equivalents	(67)	(2,470)
Cash and cash equivalents at beginning of period	203	3,244
Cash and cash equivalents at end of period	$136	$774

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$428	$754
Contract operations equipment acquired/exchanged, net	$1,842	$1,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (“we,” “us” or “our”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2009. That report contains a more comprehensive summary of our accounting policies. These interim results are not necessarily indicative of results for a full year.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, restricted cash, trade receivables and payables, interest rate swaps and long-term debt. At March 31, 2010 and December 31, 2009, the estimated fair values of such financial instruments, except for debt, approximated their carrying values as reflected in our condensed consolidated balance sheets. As a result of the current credit environment, we believe that the fair value of our debt does not approximate its carrying value as of March 31, 2010 and December 31, 2009 because the applicable margin on our debt was below the market rates as of these dates. The fair value of our debt has been estimated based on similar debt transactions that occurred near March 31, 2010 and December 31, 2009, respectively. A summary of the fair value and carrying value of our debt is shown in the table below (in thousands):

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$430,500	$417,840	$432,500	$417,861

Earnings Per Common and Subordinated Unit

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period.

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

The potentially dilutive securities issued by us include unit options and phantom units, neither of which requires an adjustment to the amount of net income used for dilutive earnings per unit purposes. The table below indicates the potential common units that were included in computing the dilutive potential common units used in diluted income per common unit (in thousands):

	Three Months Ended March 31,
	2010	2009
Weighted average limited partner units outstanding — used in basic income per common unit	17,546	12,776
Net dilutive potential common units issuable:
Unit options	—	**
Phantom units	5	2
Weighted average limited partner units and dilutive potential limited partner units — used in diluted income per limited partner unit	17,551	12,778
____________

**	Excluded from diluted income per limited partner unit as the effect would have been anti-dilutive.

The table below indicates the potential shares of limited partner units that were excluded from net dilutive potential units of limited partner units as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2010	2009
Net dilutive potential common units issuable:
Unit options	—	581
Phantom units	67	4
Net dilutive potential common units issuable	67	585

Reclassifications

Certain amounts in the prior financial statements have been reclassified to conform to the 2010 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2.  NOVEMBER 2009 CONTRACT OPERATIONS ACQUISITION

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

In connection with this acquisition, we were allocated $4.4 million finite life intangible assets of Exterran Holdings’ North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. The amount of finite life intangible assets included in the November 2009 Contract Operations Acquisition is comprised of $4.2 million associated with customer relationships and $0.2 million associated with customer contracts. These intangible assets are being amortized through 2024 and 2016, respectively, based on the present value of expected income to be realized from these intangible assets.

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Giving retroactive effect to the November 2009 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Unaudited Pro Forma Financial Information

Pro forma financial information for the three months ended March 31, 2009 has been included to give effect to the significant expansion of our compressor fleet and service contracts as a result of the November 2009 Contract Operations Acquisition. The transactions are presented in the pro forma financial information as though the transactions had occurred as of January 1, 2009.

The unaudited pro forma financial information for the three months ended March 31, 2009 reflects the following transactions:

•
the contribution of customer service contracts and equipment used to provide compression services under those contracts transferred in the November 2009 Contract Operations Acquisition from Exterran Holdings to us;

•	our assumption of $57.2 million of Exterran Holdings’ debt;

•	the issuance of our common units and general partner units to Exterran Holdings’ wholly-owned subsidiaries; and

•
our borrowing of $28.0 million and $30.0 million under our senior secured credit facility and asset-backed securitization facility, respectively, and use of those proceeds to repay the debt assumed from Exterran Holdings and to pay other costs incurred in the acquisition.

The unaudited pro forma financial information below is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The unaudited pro forma consolidated financial information below was derived by adjusting our historical financial statements.

The following table presents pro forma financial information for the three months ended March 31, 2009 (in thousands, except per unit amounts):

Three Months Ended March 31, 2009
Total revenues	$64,327
Net income	$10,751
Basic earnings per common and subordinated limited partner unit	$0.43
Diluted earnings per common and subordinated limited partner unit	$0.43

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units were assumed to have been outstanding since the beginning of the periods presented. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to the holders of our common and subordinated units. The pro forma net earnings per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional reduction of net income allocable to our limited partners of approximately $63,000 for the three months ended March 31, 2009, which includes the amount of additional incentive distributions that would have occurred during the period.

3.  RELATED PARTY TRANSACTIONS

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

During the three months ended March 31, 2010, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 31 compressor units, totaling approximately 21,200 horsepower with a net book value of approximately $9.3 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 78 compressor units, totaling approximately 16,500 horsepower with a net book value of approximately $10.9 million. During the three months ended March 31, 2009, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 20 compressor units, totaling approximately 9,700 horsepower with a net book value of approximately $4.2 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 53 compressor units, totaling approximately 10,100 horsepower with a net book value of approximately $5.7 million. During each of the three months ended March 31, 2010 and 2009, we recorded equity contributions of approximately $1.5 million related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid a nominal amount to Exterran Holdings for the difference in fair value of the equipment in connection with the transfers. We recorded the compressor units received at the historical book basis of Exterran Holdings. The units we received from Exterran Holdings were being utilized to provide services to our customers on the date of the transfers and, prior to the transfers, had been leased by us from Exterran Holdings. The units we transferred to Exterran Holdings were being utilized to provide services to customers of Exterran Holdings on the date of the transfers, and prior to the transfers had been leased by Exterran Holdings from us.

Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2010, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any cash selling, general and administrative (“SG&A”) costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). Cost of sales were capped at $18.00 per operating horsepower per quarter from July 9, 2007 through July 29, 2008, and at $21.75 per operating horsepower per quarter from July 30, 2008 through March 31, 2010. SG&A costs were capped at $4.75 million per quarter from July 9, 2007 through July 29, 2008, at $6.0 million per quarter from July 30, 2008 through November 9, 2009, and at $7.6 million per quarter from November 10, 2009 through March 31, 2010. These caps may be subject to future adjustment in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the three months ended March 31, 2010 and 2009, our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.8 million and $2.7 million, respectively. For the three months ended March 31, 2010 and 2009, our SG&A expenses did not exceed the cap provided in the Omnibus Agreement. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.

Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the three months ended March 31, 2010 and 2009, we purchased zero and $1.3 million, respectively, of new compression equipment from Exterran Holdings. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as an equity distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. As a result, the equipment purchased during the three months ended March 31, 2009 was recorded in our consolidated balance sheet as property, plant and equipment of $1.2 million, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $0.1 million, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the three months ended March 31, 2010 and 2009, Exterran Holdings contributed $0.4 million and $0.8 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to lease compression equipment between Exterran Holdings and us so as to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be leased if it will not cause us to breach any existing compression services contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. At March 31, 2010, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $9.9 million and $1.9 million, respectively.

For each of the three months ended March 31, 2010 and 2009, we had revenues of $0.3 million from Exterran Holdings related to the lease of our compression equipment. For the three months ended March 31, 2010 and 2009, we had cost of sales of $3.1 million and $2.7 million, respectively, with Exterran Holdings related to the lease of Exterran Holding’s compression equipment.

4.  DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Revolving credit facility due October 2011	$283,000	$285,000
Term loan facility due October 2011	117,500	117,500
Asset-backed securitization facility due July 2013	30,000	30,000
Long-term debt	$430,500	$432,500

As of March 31, 2010, we had undrawn capacity of $32.0 million and $120.0 million under our revolving credit facility and 2009 ABS Facility, respectively. Under our credit agreement, we have limitations on our Total Debt to EBITDA ratio as discussed below. Due to this limitation, only $106.7 million of the combined $152.0 million of undrawn capacity under both facilities would have been available for additional borrowings as of March 31, 2010.

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. Our senior secured credit facility allows for our Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition closes meeting certain thresholds and for the following two quarters after the acquisition closes. Therefore, because the November 2009 Contract Operations Acquisition closed in the fourth quarter of 2009, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the quarters ending December 31, 2009, March 31, 2010 and June 30, 2010. After June 30, 2010, our required Total Debt to EBITDA ratio will revert back to 5.0 to 1.0. As of March 31, 2010, we maintained a 4.7 to 1.0 EBITDA to Total Interest Expense ratio and a 4.4 to 1.0 Total Debt to EBITDA ratio. If we experience a deterioration in the demand for our services, and we are unable to consummate further acquisitions from Exterran Holdings, amend our senior secured credit facility or restructure our debt, we estimate that we could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in our senior secured credit facility during 2010. In addition, if we experienced a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impact our ability to perform our obligations under our credit agreement, this could lead to a default under our credit agreement. As of March 31, 2010, we were in compliance with all financial covenants under the credit agreement.

5.  CASH DISTRIBUTIONS

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

•	fourth, 98% to all common and subordinated unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	fifth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	sixth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2008 and 2009:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution
1/1/2008 – 3/31/2008	May 14, 2008	$0.4250	$ 7.3 million (1)
4/1/2008 – 6/30/2008	August 14, 2008	0.4250	8.3 million (1)
7/1/2008 – 9/30/2008	November 14, 2008	0.4625	9.3 million (1)
10/1/2008 – 12/31/2008	February 13, 2009	0.4625	9.3 million (1)
1/1/2009 – 3/31/2009	May 15, 2009	0.4625	9.3 million (1)
4/1/2009 – 6/30/2009	August 14, 2009	0.4625	9.3 million (1)
7/1/2009 – 9/30/2009	November 13, 2009	0.4625	9.3 million (1)
10/1/2009 – 12/31/2009	February 12, 2010	0.4625	11.6 million (1)
____________

(1)	Including distributions to our general partner on its incentive distribution rights.

On April 30, 2010, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $11.6 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2010 through March 31, 2010. The record date for this distribution is May 11, 2010 and payment is expected to occur on May 14, 2010.

6.  UNIT-BASED COMPENSATION

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

Unit options will have an exercise price that is not less than the fair market value of the units on the date of grant and will become exercisable over a period determined by the Plan Administrator. We have the option to settle any exercised unit option in a cash payment equal to the fair market value of the number of common units that we would otherwise issue upon exercise of such unit option less the exercise price and any amounts required to meet withholding requirements. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair value of a common unit.

Phantom Units

Exterran GP LLC’s practice is to grant equity-based awards (i) to its officers once a year, in late February or early March around the time the compensation committee of the board of directors of Exterran Holdings grants equity-based awards to Exterran Holdings’ officers, and (ii) to its directors once a year in October or November, around the anniversary of our initial public offering. The schedule for making equity-based awards is typically established several months in advance and is not set based on knowledge of material nonpublic information or in response to our unit price. This practice results in awards being granted on a regular, predictable annual cycle. Equity-based awards are occasionally granted at other times during the year, such as upon the hiring of a new employee or following the promotion of an employee.  In some instances, Exterran GP LLC’s board of directors may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date.  During the three months ended March 31, 2010, we granted 29,634 phantom units to officers of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which settle 33 1/3% annually following the grant date.

The following table presents phantom unit activity for the three months ended March 31, 2010:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2009	91,124	$17.06
Granted	29,634	22.88
Vested	(33,373)	18.18
Cancelled	(2,065)	17.26
Phantom units outstanding, March 31, 2010	85,320	$18.60

As of March 31, 2010, $1.8 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.2 years.

Unit Options

As of December 31, 2009 and March 31, 2010, we had no unit options outstanding.

7.  ACCOUNTING FOR INTEREST RATE SWAP AGREEMENTS

We are exposed to market risks primarily associated with changes in interest rates. We use derivative financial instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At March 31, 2010, we were party to interest rate swaps in which we pay fixed payments and receive floating payments on a notional value of $285.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates through July 2013. The weighted average effective fixed interest rate payable on our interest rate swaps was 4.5% as of March 31, 2010. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and therefore we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the three months ended March 31, 2010 and 2009, there was no ineffectiveness related to these swaps. We estimate that $10.0 million of deferred pre-tax losses from the interest rate swaps will be realized as an expense during the next twelve months. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2010
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$170
Interest rate hedges	Current portion of interest rate swaps	(10,009)
Interest rate hedges	Interest rate swaps	(5,970)
Total derivatives		$(15,809)

	December 31, 2009
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$262
Interest rate hedges	Current portion of interest rate swaps	(9,229)
Interest rate hedges	Interest rate swaps	(6,668)
Total derivatives		$(15,635)

	Three Months Ended March 31, 2010
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(3,079)	Interest expense	$(2,905)

	Three Months Ended March 31, 2009
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,309)	Interest expense	$(1,781)

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

8.  FAIR VALUE OF INTEREST RATE SWAP AGREEMENTS

The Financial Accounting Standards Board (“FASB”) accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.

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

The following table summarizes the valuation of our interest rate swaps and impaired long-lived assets as of and for the three months ended March 31, 2010 with pricing levels as of the date of valuation (in thousands):

	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps asset (liability)	$(15,809)	$—	$(15,809)	$—
Impaired long-lived assets	$21	$—	$—	$21

The following table summarizes the valuation of our interest rate swaps with pricing levels as of March 31, 2009 (in thousands):

	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps asset (liability)	$(18,215)	$—	$(18,215)	$—

Our interest rate swaps are recorded at fair value utilizing a combination of the market and income approach to fair value. We use discounted cash flows and market based methods to compare similar interest rate swaps. Our estimate of the fair value of the impaired long-lived assets was based on the estimated component value of the equipment that we plan to use.

9.  COMMITMENTS AND CONTINGENCIES

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

November 2009 Contract Operations Acquisition

In November 2009, we acquired from Exterran Holdings contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements having a net book value of $137.2 million, net of accumulated depreciation of $47.2 million, and comprising approximately 270,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “November 2009 Contract Operations Acquisition”) for approximately $144.0 million. In connection with this acquisition, we assumed $57.2 million of long-term debt from Exterran Holdings and issued to Exterran Holdings approximately 4.7 million common units and approximately 97,000 general partner units. Concurrent with the closing of the November 2009 Contract Operations Acquisition, we borrowed $28.0 million and $30.0 million under our revolving credit facility and our $150.0 million asset-backed securitization facility (the “2009 ABS Facility”), respectively, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred in the acquisition.

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

In connection with the closing of the November 2009 Contract Operations Acquisition, we amended and restated the Omnibus Agreement to, among other things, increase the cap on the amount we must reimburse Exterran Holdings for cash selling, general and administrative (“SG&A”) expenses it incurs on our behalf from $6.0 million per quarter to $7.6 million per quarter (after taking into account any such costs that we incur and pay directly) and to extend the duration of the cap on our reimbursement of SG&A expenses and cost of sales for an additional year such that the caps will now terminate on December 31, 2010. The amount of the cost of sales cap remained unchanged at $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly) on our reimbursement of cost of sales Exterran Holdings incurs on our behalf. For further discussion of the Omnibus Agreement, please see Note 3 to the Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report.

OVERVIEW

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of natural gas reserves in the U.S. Spending by natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply and demand for, and future pricing of, oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in natural gas exploration and production spending will normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended January 31, 2010 decreased by approximately 1% compared to the twelve months ended January 31, 2009. Total U.S. natural gas consumption is projected by the Energy Information Administration (“EIA”) to increase by 1.9% in 2010 and decline by 0.6% in 2011, and is expected to increase by an average of 0.7% per year thereafter until 2030. For 2008, the U.S. accounted for an estimated annual production of approximately 21 trillion cubic feet of natural gas. The EIA expects total U.S. marketed natural gas production to decline by 3.8% in 2010. The EIA estimates that the natural gas production level in the U.S. will be approximately 23 trillion cubic feet in calendar year 2030.

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

Our revenue, earnings, financial position and capital spending are affected by, among other things, (i) market conditions that impact demand and pricing for natural gas compression, (ii) our customers’ decisions to utilize our services rather than utilize products or services from our competitors, and (iii) the timing and consummation of acquisitions of additional contract operations customer contracts and equipment from Exterran Holdings. In particular, many of our contracts with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations and cash available for distribution.

In the quarter ended March 31, 2010, we saw an increase in natural gas drilling and an increase in order activity. Our total operating horsepower increased approximately 1% in the quarter ended March 31, 2010 compared to a decrease of approximately 2% in the quarter ended December 31, 2009 (excluding the impact of the November 2009 Contract Operations Acquisition), although we believe that further operating horsepower declines may occur. We believe that uncertainty around natural gas supply and demand and natural gas prices, along with the current available supply of idle and underutilized compression equipment owned by our customers and competitors may negatively impact our ability to improve our horsepower utilization and pricing and, therefore, revenues in the near term (excluding the impact of potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us). A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the three months ended March 31, 2010 of approximately $0.5 million and $0.3 million, respectively. Our contract operations services business has historically experienced more stable demand than that of certain other energy service products and services.

Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2010 (see Note 3 to the Financial Statements). During the three months ended March 31, 2010 and 2009, our cost of sales exceeded this cap by $2.8 million and $2.7 million, respectively. During the three months ended March 31, 2010 and 2009, our SG&A expense did not exceed the cap provided in the Omnibus Agreement.

Our senior secured credit facility matures in October 2011. If we were to replace this facility based on current market conditions, we expect that the interest rate under the replacement facility would be higher than that in our current facility and therefore would lead to higher interest expense in future periods.

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of Exterran GP LLC’s board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to debt and equity capital. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. This discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us.

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Total Available Horsepower (at period end)	1,318	1,304	1,041
Total Operating Horsepower (at period end)	1,060	1,050	887
Average Operating Horsepower	1,060	908	900
Horsepower Utilization:
Spot (at period end)	80%	81%	85%
Average	81%	79%	87%

FINANCIAL RESULTS OF OPERATIONS

The three months ended March 31, 2010 compared to the three months ended March 31, 2009

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue	$52,710	$48,233
Gross margin (1)	26,859	26,051
Gross margin percentage	51%	54%
Expenses:
Depreciation and amortization	$11,878	$8,334
Long-lived asset impairment	231	—
Selling, general and administrative	7,695	6,001
Interest expense	5,692	4,819
Other (income) expense, net	(236)	27
Income tax expense	173	149
Net income	$1,426	$6,721
____________

(1)
For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.

Revenue.  Average monthly operating horsepower was approximately 1,060,000 and 900,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition. The inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition was significantly offset by a 6% decrease in average operating horsepower utilization and a 7% decrease in revenue per average operating horsepower for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in horsepower utilization and pricing was due to deterioration in the economic climate and natural gas energy conditions in the U.S.

Gross Margin.  The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to the inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition, partially offset by a decrease in average operating horsepower utilization and lower pricing for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Depreciation and Amortization.  The increase in depreciation and amortization expense was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the November 2009 Contract Operations Acquisition.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. The increase in SG&A expense was primarily due to increased costs associated with the increase in revenues after the November 2009 Contract Operations Acquisition. SG&A expenses represented 15% and 12% of revenues for the three months ended March 31, 2010 and 2009, respectively. The increase in SG&A expense as a percentage of revenues was primarily due to the decrease in revenue per available horsepower without a corresponding reduction in SG&A expense.

Interest Expense.  The increase in interest expense was primarily due to a higher average balance of long-term debt for the first quarter of 2010 compared to the first quarter of 2009 resulting from the additional debt incurred for the November 2009 Contract Operations Acquisition. This increase was also partially caused by an increase in our weighted average effective interest rate, including the impact of interest rate swaps, to 5.1% for the three months ended March 31, 2010 from 4.6% for the three months ended March 31, 2009.

Other (Income) Expense, Net.  The change in other (income) expense, net was due to a $0.2 million gain on the sale of used compression equipment during the three months ended March 31, 2010.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan Business Tax. The increase in income tax expense for the three months ended March 31, 2010 was primarily due to an increase in our revenue earned within the state of Texas.

LIQUIDITY AND CAPITAL RESOURCES

The following tables summarize our sources and uses of cash for the three months ended March 31, 2010 and 2009, and our cash and working capital as of the end of the periods presented (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$15,773	$11,222
Investing activities	(3,595)	(8,581)
Financing activities	(12,245)	(5,111)
Net change in cash and cash equivalents	$(67)	$(2,470)

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$136	$203
Working capital	4,307	4,094

Operating Activities.  The increase in net cash provided by operating activities was primarily the result of additional cash generated from increased collections of accounts receivable, trade for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Investing Activities.  The decrease in cash used in investing activities was primarily attributable to a decrease in capital expenditures for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Capital expenditures for the three months ended March 31, 2010 were $2.6 million, consisting of $0.4 million for fleet growth capital and $2.2 million for compressor maintenance activities. We did not purchase any new compression equipment from Exterran Holdings during the three months ended March 31, 2010.

Financing Activities.  The increase in cash used in financing activities during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was the result of an increase in net repayments under our debt facilities and an increase in distributions to unitholders for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

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

We currently plan to spend approximately $18 million to $22 million on equipment maintenance capital during 2010.

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

In May 2008, we entered into an amendment to our senior secured credit facility that increased the aggregate commitments under that facility to provide for a $117.5 million term loan facility that matures in October 2011. Concurrent with the closing of our July 2008 acquisition from Exterran Holdings of certain contract operations customer service agreements and compressor units, the $117.5 million term loan was funded and $58.3 million was drawn on our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred in the acquisition. The $117.5 million term loan is non-amortizing but must be repaid with the net cash proceeds from any future equity offerings until paid in full. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each repayment under the term loan facility.

As of March 31, 2010, we had approximately $283.0 million outstanding under our revolving credit facility and $117.5 million of long-term debt outstanding under the term loan. All amounts under the revolving credit facility and term loan mature in October 2011.

Our revolving credit facility bears interest at a base rate, or LIBOR, at our option, plus an applicable margin, as defined in the credit agreement. At March 31, 2010, all amounts outstanding were LIBOR loans and the applicable margin was 1.50%. The weighted average interest rate on the outstanding balance at March 31, 2010, excluding the effect of interest rate swaps, was 1.8%.

The term loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. At March 31, 2010, all amounts outstanding were LIBOR loans and the applicable margin was 2.00%. Borrowings under the term loan are subject to the same credit agreement covenants as our revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis. The weighted average interest rate on the outstanding balance of the term loan at March 31, 2010, excluding the effect of interest rate swaps, was 2.3%.

As of March 31, 2010, we had undrawn capacity of $32.0 million and $120.0 million under our revolving credit facility and 2009 ABS Facility, respectively. Under our credit agreement, we have limitations on our Total Debt to EBITDA ratio as discussed below. Due to this limitation, only $106.7 million of the combined $152.0 million of undrawn capacity under both facilities would have been available for additional borrowings as of March 31, 2010.

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of

Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. Our senior secured credit facility allows for our Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition closes meeting certain thresholds and for the following two quarters after the acquisition closes. Therefore, because the November 2009 Contract Operations Acquisition closed in the fourth quarter of 2009, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the quarters ending December 31, 2009, March 31, 2010 and June 30, 2010. After June 30, 2010, our required Total Debt to EBITDA ratio will revert back to 5.0 to 1.0. As of March 31, 2010, we maintained a 4.7 to 1.0 EBITDA to Total Interest Expense ratio and a 4.4 to 1.0 Total Debt to EBITDA ratio. If we experience a deterioration in the demand for our services, and we are unable to consummate further acquisitions from Exterran Holdings, amend our senior secured credit facility or restructure our debt, we estimate that we could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in our senior secured credit facility during 2010. In addition, if we experienced a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impacted our ability to perform our obligations under our credit agreement, this could lead to a default under our credit agreement. As of March 31, 2010, we were in compliance with all financial covenants under the credit agreement.

In connection with the November 2009 Contract Operations Acquisition, we entered into the 2009 ABS Facility, a portion of which was used to fund the November 2009 Contract Operations Acquisition. The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders will accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at our option, either LIBOR or a base rate. The weighted average interest rate on the outstanding balance of the 2009 ABS Facility at March 31, 2010, excluding the effect of interest rate swaps, was 3.7%. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 LLC consisting primarily of specified compression services contracts and a fleet of natural gas compressor units. The amount outstanding at any time is limited to the lower of (i) 75% of the value of the natural gas compression equipment owned by EXLP ABS 2009 LLC (as defined in the agreement), (ii) 4.0 times free cash flow or (iii) the amount calculated under an interest coverage test. Additionally, the senior secured credit facility’s credit agreement limits the amount we can borrow under the 2009 ABS Facility to two times our EBITDA (as defined in the credit agreement). As of March 31, 2010, we had $30.0 million outstanding under the 2009 ABS Facility.

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

On April 30, 2010, our board of directors approved a cash distribution of $0.4625 per limited partner unit, or approximately $11.6 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2010 through March 31, 2010. The record date for this distribution is May 11, 2010 and payment is expected to occur on May 14, 2010.

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

The following table reconciles our net income to our gross margin (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$1,426	$6,721
Depreciation and amortization	11,878	8,334
Long-lived asset impairment	231	—
Selling, general and administrative	7,695	6,001
Interest expense	5,692	4,819
Other (income) expense, net	(236)	27
Income tax expense	173	149
Gross margin	$26,859	$26,051

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of March 31, 2010, after taking into consideration interest rate swaps, we had approximately $145.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate would result in an annual increase in our interest expense of approximately $1.5 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

ITEM 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Exterran GP LLC, the general partner of our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) or 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms under the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

ITEM 1A.  Risk Factors

There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:

New proposed regulations under the Clean Air Act (“CAA”), if implemented, could result in increased compliance costs.

In March 2009, the EPA formally proposed new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule, when finalized by the EPA, may require us to undertake significant expenditures, including expenditures for purchasing and installing emissions control equipment such as oxidation catalysts or non-selective catalytic reduction equipment, imposing more stringent maintenance practices, and implementing additional monitoring practices on a potentially significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The comment period on the proposed regulation ended on June 3, 2009, and the EPA has signed a consent decree requiring it to promulgate a final rule no later than August 10, 2010. Under the proposal, compliance will be required by three years from the effective date of the final rule. In addition, the Texas Commission on Environmental Quality has recently proposed updates to certain of its permit programs that, if enacted as proposed, would significantly tighten current emissions standards, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages, or the installation of aftermarket emissions control equipment. These proposed rules, when finalized, and any other new regulations requiring the installation of more sophisticated emissions control equipment could have a material adverse impact on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

Climate change legislation and regulatory initiatives could result in increased compliance costs.

The U.S. Congress is considering new legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. For example, the American Clean Energy and Security Act of 2009 could, if enacted by the full Congress, require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. Recent reports also suggest that major climate legislation is expected to be proposed in the U.S. Senate in the coming weeks. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, the EPA may regulate greenhouse gas emissions from mobile sources such as new motor vehicles, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The Court held in Massachusetts v. EPA that greenhouse gases including carbon dioxide fall under the CAA’s definition of “air pollutant.” In July 2008, on the basis of this decision, the EPA released an “Advance Notice of Proposed Rulemaking” regarding possible future regulation of greenhouse gas emissions under the CAA. In the notice, the EPA evaluated the potential regulation of greenhouse gases under several different provisions of the CAA, but did not propose any specific new regulatory requirements for greenhouse gases. The notice and three other recent regulatory developments, described below, along with recent statements by the Administrator of the EPA, suggest that the EPA is beginning to pursue a path toward the regulation of greenhouse gas emissions under its existing CAA authority. First, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. On April 12, 2010, the EPA proposed additional portions of this inventory rule relating to petroleum and natural gas systems that, if adopted, would require inventorying for that category of facilities beginning in January 2011 and reporting of those inventories beginning in March 2012. Second, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Third, the EPA in late September 2009 proposed a rule that would provide for the tailored application of the agency’s major air permitting programs to facilities that annually emit over 25,000 tons of greenhouse gases, such as large industrial facilities of the type covered by the inventory rule described above.

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
2.1
Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings, LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

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

Exterran Partners, L.P.

May 6, 2010                                                                                          By: EXTERRAN GENERAL PARTNER, L.P.
its General Partner

By: EXTERRAN GP LLC
its General Partner

By: /s/ DAVID S. MILLER
David S. Miller
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Finance and Accounting
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.		Description
2.1
Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings, LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

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