Form 10-Q
period 2010-06-30
EXTERRAN PARTNERS, L.P.
filed 2010-08-05
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010
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

As of July 30, 2010, there were 17,559,582 common units and 6,325,000 subordinated units outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit amounts)
(unaudited)

	June 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$64	$203
Restricted cash	971	431
Accounts receivable, trade, net of allowance of $174 and $714, respectively	23,370	23,210
Total current assets	24,405	23,844
Compression equipment	790,850	770,703
Accumulated depreciation	(237,250)	(212,776)
Net compression equipment	553,600	557,927
Goodwill	124,019	124,019
Interest rate swaps	—	262
Intangibles and other assets, net	10,078	11,174
Total assets	$712,102	$717,226

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$5	$—
Due to affiliates, net	8,584	1,293
Accrued liabilities	8,946	7,198
Accrued interest	1,947	2,030
Current portion of interest rate swaps	9,514	9,229
Total current liabilities	28,996	19,750
Long-term debt	430,500	432,500
Interest rate swaps	5,202	6,668
Total liabilities	464,698	458,918
Commitments and contingencies (Note 10)
Partners’ capital:
Limited partner units:
Common units, 17,575,338 and 17,541,965 units issued and outstanding	288,126	298,010
Subordinated units, 6,325,000 units issued and outstanding	(34,833)	(33,194)
General partner units, 2% interest with 486,243 units issued and outstanding	8,323	8,457
Accumulated other comprehensive loss	(13,938)	(14,857)
Treasury units, 15,756 and 8,426 common units, respectively	(274)	(108)
Total partners’ capital	247,404	258,308
Total liabilities and partners’ capital	$712,102	$717,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$53,790	$45,077	$106,500	$93,310
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense)	29,126	20,176	54,977	42,358
Depreciation and amortization	11,763	8,678	23,641	17,012
Long-lived asset impairment	—	2,995	231	2,995
Selling, general and administrative	8,519	5,551	16,214	11,552
Interest expense	5,724	4,805	11,416	9,624
Other (income) expense, net	(170)	—	(406)	27
Total costs and expenses	54,962	42,205	106,073	83,568
Income (loss) before income taxes	(1,172)	2,872	427	9,742
Income tax expense	173	134	346	283
Net income (loss)	$(1,345)	$2,738	$81	$9,459

General partner interest in net income (loss)	$285	$304	$625	$687
Common units interest in net income (loss)	$(1,198)	$1,628	$(400)	$5,867
Subordinated units interest in net income (loss)	$(432)	$806	$(144)	$2,905

Weighted average common units outstanding:
Basic	17,560	12,782	17,553	12,768
Diluted	17,560	12,788	17,553	12,771

Weighted average subordinated units outstanding:
Basic	6,325	6,325	6,325	6,325
Diluted	6,325	6,325	6,325	6,325

Earnings (loss) per common unit:
Basic	$(0.07)	$0.13	$(0.02)	$0.46
Diluted	$(0.07)	$0.13	$(0.02)	$0.46

Earnings (loss) per subordinated unit:
Basic	$(0.07)	$0.13	$(0.02)	$0.46
Diluted	$(0.07)	$0.13	$(0.02)	$0.46

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(1,345)	$2,738	$81	$9,459
Other comprehensive income:
Interest rate swap gain	1,093	2,319	919	1,791
Comprehensive income (loss)	$(252)	$5,057	$1,000	$11,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for unit amounts)
(unaudited)

	Partners’ Capital								Accumulated
					General Partner		Treasury		Other
	Common Units		Subordinated Units		Units		Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2008	$221,090	12,767,462	$(35,518)	6,325,000	$6,805	389,642	$—	—	$(16,909)	$175,468
Issuance of units for vesting of phantom units		26,150								—
Transaction costs for registration of units	174									174
Contribution of capital	2,586		3,696		188					6,470
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(53)		(75)		(5)					(133)
Cash distributions	(11,816)		(5,851)		(868)					(18,535)
Unit based compensation expense	511									511
Interest rate swap gain									1,791	1,791
Net income	5,867		2,905		687					9,459
Balance, June 30, 2009	$218,359	12,793,612	$(34,843)	6,325,000	$6,807	389,642	$—	—	$(15,118)	$175,205

	Partners’ Capital								Accumulated
					General Partner		Treasury		Other
	Common Units		Subordinated Units		Units		Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2009	$298,010	17,541,965	$(33,194)	6,325,000	$8,457	486,243	$(108)	(8,426)	$(14,857)	$258,308
Issuance of units for vesting of phantom units		33,373								—
Treasury units purchased							(166)	(7,330)		(166)
Transaction costs for registration of units	(4)		(2)							(6)
Contribution of capital	6,873		4,742		356					11,971
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(558)		(385)		(29)					(972)
Cash distributions	(16,233)		(5,850)		(1,086)					(23,169)
Unit based compensation expense	438									438
Interest rate swap gain									919	919
Net income (loss)	(400)		(144)		625					81
Balance, June 30, 2010	$288,126	17,575,338	$(34,833)	6,325,000	$8,323	486,243	$(274)	(15,756)	$(13,938)	$247,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$81	$9,459
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,641	17,012
Long-lived asset impairment	231	2,995
Amortization of debt issuance cost	471	186
Amortization of fair value of acquired interest rate swaps	74	75
Unit based compensation expense	448	365
Provision for doubtful accounts	32	376
Gain on sale of compression equipment	(417)	—
Changes in assets and liabilities:
Accounts receivable, trade	(192)	3,013
Other assets	—	94
Accounts payable, trade	5	(90)
Other liabilities	1,648	510
Net cash provided by operating activities	26,022	33,995

Cash flows from investing activities:
Capital expenditures	(17,541)	(11,353)
Proceeds from the sale of compression equipment	793	—
Increase in restricted cash	(540)	—
Decrease in amounts due from affiliates, net	—	108
Net cash used in investing activities	(17,288)	(11,245)

Cash flows from financing activities:
Borrowings under long-term debt	7,000	6,500
Repayments on long-term debt	(9,000)	(17,500)
Distributions to unitholders	(23,169)	(18,535)
Purchase of treasury units	(166)	—
Capital contribution from limited and general partner	9,171	4,105
Increase in amounts due to affiliates, net	7,291	—
Net cash used in financing activities	(8,873)	(25,430)

Net decrease in cash and cash equivalents	(139)	(2,680)
Cash and cash equivalents at beginning of period	203	3,244
Cash and cash equivalents at end of period	$64	$564

Supplemental disclosure of cash flow information:
Non-cash capital contribution (distribution) from limited and general partner	$198	$(703)
Compression equipment acquired/exchanged, net	$2,602	$3,068

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, restricted cash, trade receivables and payables, interest rate swaps and long-term debt. At June 30, 2010 and December 31, 2009, the estimated fair values of such financial instruments, except for debt, approximated their carrying values as reflected in our condensed consolidated balance sheets. As a result of the current market conditions, we believe that the fair value of our debt does not approximate its carrying value as of June 30, 2010 and December 31, 2009 because the applicable margin on our debt was below the market rates as of these dates. The fair value of our debt has been estimated based on similar debt transactions that occurred near June 30, 2010 and December 31, 2009, respectively. A summary of the fair value and carrying value of our debt is shown in the table below (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$430,500	$421,000	$432,500	$418,000

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

The potentially dilutive securities issued by us include unit options and phantom units, neither of which requires an adjustment to the amount of net income (loss) used for dilutive earnings (loss) per unit purposes. The table below indicates the potential common units that were included in computing the dilutive potential common units used in diluted income (loss) per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average limited partner units outstanding — used in basic income (loss) per common unit	17,560	12,782	17,553	12,768
Net dilutive potential common units issuable:
Unit options	—	**	—	**
Phantom units	**	6	**	3
Weighted average limited partner units and dilutive potential limited partner units — used in diluted income (loss) per limited partner unit	17,560	12,788	17,553	12,771
____________

**	Excluded from diluted income (loss) per limited partner unit as the effect would have been anti-dilutive.

The table below indicates the potential number of limited partner units that were excluded from net dilutive potential units of limited partner units as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net dilutive potential common units issuable:
Unit options	—	581	—	581
Phantom units	85	—	76	—
Net dilutive potential common units issuable	85	581	76	581

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

Unaudited Pro Forma Financial Information

Pro forma financial information for the three and six months ended June 30, 2009 has been included to give effect to the significant expansion of our compressor fleet and service contracts as a result of the November 2009 Contract Operations Acquisition. The transactions are presented in the pro forma financial information as though the transactions had occurred as of January 1, 2009.

The unaudited pro forma financial information for the three and six months ended June 30, 2009 reflects the following transactions:

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

The following table presents pro forma financial information for the three and six months ended June 30, 2009 (in thousands, except per unit amounts):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Total revenues	$60,342	$124,669
Net income	$6,035	$16,786
Basic earnings per common and subordinated limited partner unit	$0.23	$0.66
Diluted earnings per common and subordinated limited partner unit	$0.23	$0.66

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units were assumed to have been outstanding since the beginning of the periods presented. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to the holders of our common and subordinated units. The pro forma net earnings per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional reduction of net income allocable to our limited partners of approximately $63,000 and $0.1 million for the three and six months ended June 30, 2009, respectively, which includes the amount of additional incentive distributions that would have occurred during the period.

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

During the six months ended June 30, 2010, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 65 compressor units, totaling approximately 35,700 horsepower with a net book value of approximately $16.2 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 134 compressor units, totaling approximately 31,500 horsepower with a net book value of approximately $18.8 million. During the six months ended June 30, 2009, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 48 compressor units, totaling approximately 24,000 horsepower with a net book value of approximately $12.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 108 compressor units, totaling approximately 27,100 horsepower with a net book value of approximately $15.1 million. During the six months ended June 30, 2010 and 2009, we recorded equity contributions of approximately $2.6 million and $3.1 million, respectively, related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid a nominal amount to Exterran Holdings for the difference in fair value of the equipment in connection with the transfers. We recorded the compressor units received at the historical book basis of Exterran Holdings. The units we received from Exterran Holdings were being utilized to provide services to our customers on the date of the transfers and, prior to the transfers, had been leased by us from Exterran Holdings. The units we transferred to Exterran Holdings were being utilized to provide services to customers of Exterran Holdings on the date of the transfers, and prior to the transfers had been leased by Exterran Holdings from us.

Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2010, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any cash selling, general and administrative (“SG&A”) costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). Cost of sales were capped at $21.75 per operating horsepower per quarter from July 30, 2008 through June 30, 2010. SG&A costs were capped at $6.0 million per quarter from July 30, 2008 through November 9, 2009, and at $7.6 million per quarter from November 10, 2009 through June 30, 2010. These caps may be subject to future adjustment or termination in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the three months ended June 30, 2010 and 2009, our cost of sales exceeded the cap provided in the Omnibus Agreement by $5.7 million and $1.5 million, respectively. For the six months ended June 30, 2010 and 2009, our cost of sales exceeded the cap provided in the Omnibus Agreement by $8.5 million and $4.1 million, respectively. For both the three and six months ended June 30, 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $0.7 million. For the three and six months ended June 30,

2009, our SG&A expenses did not exceed the cap provided in the Omnibus Agreement. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.

Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the six months ended June 30, 2010 and 2009, we purchased $9.8 million and $1.3 million, respectively, of new compression equipment from Exterran Holdings. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as an equity distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. As a result, the equipment purchased during the six months ended June 30, 2010 and 2009 was recorded in our consolidated balance sheet as property, plant and equipment of $8.8 million and $1.2 million, respectively, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $1.0 million and $0.1 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the six months ended June 30, 2010 and 2009, Exterran Holdings contributed to us $0.2 million and $1.1 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to lease compression equipment between Exterran Holdings and us to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be leased if it will not cause us to breach any existing compression services contracts or to suffer a loss of revenue under an existing compression services contract or to incur any unreimbursed costs. At June 30, 2010, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $8.2 million and $1.8 million, respectively.

For the six months ended June 30, 2010 and 2009, we had revenues of $0.6 and $0.5 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the six months ended June 30, 2010 and 2009, we had cost of sales of $6.7 million and $5.4 million, respectively, with Exterran Holdings related to the lease of Exterran Holding’s compression equipment.

4.  DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Revolving credit facility due October 2011	$283,000	$285,000
Term loan due October 2011	117,500	117,500
Asset-backed securitization facility due July 2013	30,000	30,000
Long-term debt	$430,500	$432,500

As of June 30, 2010, we had undrawn capacity of $32.0 million and $120.0 million under our revolving credit facility and our asset-backed securitization facility, respectively. Under our senior secured credit facility, we have limitations on our Total Debt to EBITDA ratio as discussed below. Due to this limitation, only $79.3 million of the combined $152.0 million of undrawn capacity under both facilities would have been available for additional borrowings as of June 30, 2010.

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. Our senior secured credit facility allows for our Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition closes meeting certain thresholds and for the following two quarters after the acquisition closes. Therefore, because the November 2009 Contract Operations Acquisition closed in the fourth quarter of 2009, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the quarters ending December 31, 2009, March 31, 2010 and June 30, 2010, and is scheduled to revert back to 5.0 to 1.0 for the quarter ending September 30, 2010. However, assuming we are able to close the August 2010 Contract Operations Acquisition (as defined in Note 11) in the third quarter of 2010 as planned, we expect that the maximum allowed ratio of Total Debt to

EBITDA will remain at 5.5 to 1.0 for the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, reverting back to 5.0 to 1.0 for the quarter ending June 30, 2011. As of June 30, 2010, we maintained a 4.3 to 1.0 EBITDA to Total Interest Expense ratio and a 4.7 to 1.0 Total Debt to EBITDA ratio. If we experience a deterioration in the demand for our services, and we are unable to consummate further acquisitions from Exterran Holdings, including the August 2010 Contract Operations Acquisition in the third quarter of 2010, amend our senior secured credit facility or restructure our debt, we estimate that we could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in our senior secured credit facility as early as 2010. In addition, if we experienced a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impact our ability to perform our obligations under our senior secured credit facility, this could lead to a default under that facility. As of June 30, 2010, we were in compliance with all financial covenants under the senior secured credit facility.

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

•	fourth, 98% to all common and subordinated unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	fifth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	sixth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2008, 2009 and 2010:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2008 – 3/31/2008	May 14, 2008	$0.4250	$ 7.3 million
4/1/2008 – 6/30/2008	August 14, 2008	0.4250	8.3 million
7/1/2008 – 9/30/2008	November 14, 2008	0.4625	9.3 million
10/1/2008 – 12/31/2008	February 13, 2009	0.4625	9.3 million
1/1/2009 – 3/31/2009	May 15, 2009	0.4625	9.3 million
4/1/2009 – 6/30/2009	August 14, 2009	0.4625	9.3 million
7/1/2009 – 9/30/2009	November 13, 2009	0.4625	9.3 million
10/1/2009 – 12/31/2009	February 12, 2010	0.4625	11.6 million
1/1/2010 – 3/31/2010	May 11, 2010	0.4625	11.6 million
____________

(1)	Including distributions to our general partner on its incentive distribution rights.

On July 26, 2010, the board of directors of Exterran GP LLC approved a cash distribution of $0.4625 per limited partner unit, or approximately $11.6 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from April 1, 2010 through June 30, 2010. The record date for this distribution is August 10, 2010 and payment is expected to occur on August 13, 2010.

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

Unit options have an exercise price that is not less than the fair market value of the units on the date of grant and become exercisable over a period determined by the Plan Administrator. We have the option to settle any exercised unit option in a cash payment equal to the fair market value of the number of common units that we would otherwise issue upon exercise of such unit option less the exercise price and any amounts required to meet withholding requirements. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair value of a common unit.

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

The following table presents phantom unit activity for the six months ended June 30, 2010:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2009	91,124	$17.06
Granted	29,634	22.88
Vested	(33,373)	18.18
Cancelled	(2,065)	17.26
Phantom units outstanding, June 30, 2010	85,320	$18.60

As of June 30, 2010, $1.6 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.1 years.

Unit Options

As of June 30, 2010 and December 31, 2009, we had no unit options outstanding.

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

Interest Rate Risk

At June 30, 2010, we were party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $285.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates through July 2013. The weighted average effective fixed interest rate payable on our interest rate swaps was 4.5% as of June 30, 2010. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and, therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the three and six months ended June 30, 2010 and 2009, there was no ineffectiveness related to these swaps. We estimate that $9.5 million of deferred pre-tax losses from the interest rate swaps will be realized as an expense during the next twelve months. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2010
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(9,514)
Interest rate hedges	Interest rate swaps	(5,202)
Total derivatives		$(14,716)

	December 31, 2009
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$262
Interest rate hedges	Current portion of interest rate swaps	(9,229)
Interest rate hedges	Interest rate swaps	(6,668)
Total derivatives		$(15,635)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(1,884)	Interest expense	$(2,977)	$(4,963)	Interest expense	$(5,882)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$138	Interest expense	$(2,181)	$(2,171)	Interest expense	$(3,962)

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

The following table summarizes the valuation of our interest rate swaps and impaired long-lived assets as of and for the six months ended June 30, 2010 with pricing levels as of the date of valuation (in thousands):

	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps asset (liability)	$(14,716)	$—	$(14,716)	$—
Impaired long-lived assets	21	—	—	21

The following table summarizes the valuation of our interest rate swaps and impaired long-lived assets as of and for the six months ended June 30, 2009 with pricing levels as of the date of valuation (in thousands):

	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps asset (liability)	$(15,896)	$—	$(15,896)	$—
Impaired long-lived assets	197	—	—	197

Our interest rate swaps are recorded at fair value utilizing a combination of the market and income approach to fair value. We use discounted cash flows and market based methods to compare similar interest rate swaps. Our estimate of the fair value of the impaired long-lived assets was based on the estimated component value of the equipment that we plan to use.

9.  LONG-LIVED ASSET IMPAIRMENT

As a result of a decline in market conditions during 2010 and 2009, we reviewed the idle compression fleet used in our business for units that are not of the type, configuration, make or model that are cost effective to maintain and operate.  We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the assets. For the first quarter of 2010 and the second quarter of 2009, the net book value of these assets exceeded the fair value by $0.2 million and $3.0 million, respectively, and was recorded as a long-lived asset impairment.

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

11.  SUBSEQUENT EVENTS

All of our 6,325,000 subordinated units are owned by a wholly-owned subsidiary of Exterran Holdings.  As of June 30, 2010, we met the requirements under our partnership agreement for early conversion of 25% of those subordinated units into common units.  Accordingly, we expect that 1,581,250 of our subordinated units will convert to common units on August 17, 2010.

In July 2010, we and Exterran Holdings announced a transaction, which is expected to close in August 2010, pursuant to which we have agreed to acquire from Exterran Holdings contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements, comprising approximately 254,000 horsepower, or approximately 6% (by available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “August 2010 Contract Operations Acquisition”). Total consideration for the transaction is approximately $214 million, excluding estimated transaction costs. In connection with this acquisition, we intend to issue to Exterran Holdings’ wholly-owned subsidiaries approximately 8.21 million common units and approximately 167,000 general partner units.

Also, in connection with the closing of the August 2010 Contract Operations Acquisition, we intend to amend our existing Omnibus Agreement with Exterran Holdings. The amendment will, among other things, extend the term of the caps on our obligation to reimburse Exterran Holdings for SG&A costs and operating costs Exterran Holdings allocates to us based on such costs it incurs on our behalf for an additional year such that the caps will terminate on December 31, 2011.

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

Such forward-looking statements in this report include, without limitation, statements regarding:

•	our business growth strategy and projected costs;

•	our future financial position;

•	the sufficiency of available cash flows to make cash distributions;

•	our ability to comply with financial covenants contained in our credit agreements;

•	our ability to refinance existing debt or incur additional indebtedness at an acceptable cost;

•	the expected timing and amount of our capital expenditures;

•	anticipated cost savings, future revenue, gross margin and other financial or operational measures related to our business;

•	the future value of our equipment;

•	plans and objectives of our management for our future operations; and

•	any potential contribution of additional assets from Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”) to us.

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

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, malfunctions and natural disasters;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to implement certain business and financial objectives, such as:

•	growing our asset base and asset utilization, particularly our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash;

•	accessing the capital markets at an acceptable cost;

•	purchasing additional contract operations contracts and equipment from Exterran Holdings; and

•	refinancing existing or incurring additional indebtedness to fund our business;

•	liability related to the provision of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

In connection with the closing of the November 2009 Contract Operations Acquisition, we amended and restated the Omnibus Agreement (as defined below) to, among other things, increase the cap on the amount we must reimburse Exterran Holdings for cash selling, general and administrative (“SG&A”) expenses it incurs on our behalf from $6.0 million per quarter to $7.6 million per quarter (after taking into account any such costs that we incur and pay directly) and to extend the duration of the cap on our reimbursement of SG&A expenses and cost of sales for an additional year such that the caps would terminate on December 31, 2010. The amount of the cost of sales cap remained unchanged at $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly) on our reimbursement of cost of sales Exterran Holdings incurs on our behalf.

August 2010 Contract Operations Acquisition

In July 2010, we and Exterran Holdings announced a transaction, which is expected to close in August 2010, pursuant to which we have agreed to acquire from Exterran Holdings contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements, comprising approximately 254,000 horsepower, or approximately 6% (by available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “August 2010 Contract Operations Acquisition”). Total consideration for the transaction is approximately $214 million, excluding estimated transaction costs. In connection with this acquisition, we intend to issue to Exterran Holdings’ wholly-owned subsidiaries approximately 8.21 million common units and approximately 167,000 general partner units.

Also, in connection with the closing of the August 2010 Contract Operations Acquisition, we intend to amend our existing Omnibus Agreement with Exterran Holdings. The amendment will, among other things, extend the term of the caps on our obligation to reimburse Exterran Holdings for cash selling, general and administrative (“SG&A”) costs and operating costs Exterran Holdings allocates to us based on such costs Exterran Holdings incurs on our behalf for an additional year such that the caps will now terminate on December 31, 2011.

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

Natural gas consumption in the U.S. for the twelve months ended April 30, 2010 increased by approximately 1% compared to the twelve months ended April 30, 2009. Total U.S. natural gas consumption is projected by the Energy Information Administration (“EIA”) to increase by 3.5% in 2010 and by 0.1% in 2011, and is expected to increase by an average of 0.3% per year thereafter until 2035. For 2008, the U.S. accounted for an estimated annual production of approximately 21 trillion cubic feet of natural gas. The EIA expects total U.S. marketed natural gas production to increase by 2.2% in 2010. The EIA estimates that the natural gas production level in the U.S. will be approximately 23 trillion cubic feet in calendar year 2035.

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

In the six months ended June 30, 2010, we began to see an increase in overall natural gas activity and an increase in our compression order activity. Our total operating horsepower increased approximately 4% during the six months ended June 30, 2010. We believe that uncertainty around natural gas supply and demand and natural gas prices, along with the current available supply of idle and underutilized compression equipment owned by our customers and competitors may negatively impact our ability to improve our horsepower utilization and pricing and therefore revenues in the near term (excluding the impact of potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us). Our contract operations services business has historically experienced more stable demand than that of certain other energy service products and services. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the six months ended June 30, 2010 of approximately $1.1 million and $0.5 million, respectively.

Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2010, which will be extended through December 31, 2011 if the August 2010 Contract Operations Acquisition closes as expected (see Notes 3 and 11 to the Financial Statements). During the three months ended June 30, 2010 and 2009, our cost of sales exceeded this cap by $5.7 million and $1.5 million, respectively. During the six months ended June 30, 2010 and 2009, our cost of sales exceeded this cap by $8.5 million and $4.1 million, respectively. For both the three and six months ended June 30, 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $0.7 million. For the three and six months ended June 30, 2009, our SG&A expenses did not exceed the cap provided in the Omnibus Agreement.

Our senior secured credit facility matures in October 2011. If we were to replace this facility, based on current market conditions, we expect that the interest rate under any replacement facility would be higher than in our current facility and therefore would lead to higher interest expense in future periods.

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of Exterran GP LLC’s board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to debt and equity capital. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. This discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us, except as discussed above.

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total Available Horsepower (at period end)	1,366	1,034	1,366	1,034
Total Operating Horsepower (at period end)	1,092	840	1,092	840
Average Operating Horsepower	1,076	859	1,069	878
Horsepower Utilization:
Spot (at period end)	80%	81%	80%	81%
Average	80%	83%	80%	85%

FINANCIAL RESULTS OF OPERATIONS

The three months ended June 30, 2010 compared to the three months ended June 30, 2009

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Three Months Ended June 30,
	2010	2009
Revenue	$53,790	$45,077
Gross margin (1)	24,664	24,901
Gross margin percentage	46%	55%
Expenses:
Depreciation and amortization	$11,763	$8,678
Long-lived asset impairment	—	2,995
Selling, general and administrative	8,519	5,551
Interest expense	5,724	4,805
Other (income) expense, net	(170)	—
Income tax expense	173	134
Net income (loss)	$(1,345)	$2,738

____________

(1)
For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.

Revenue.  Average monthly operating horsepower was approximately 1,076,000 and 859,000 for the three months ended June 30, 2010 and 2009, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition. The inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition was partially offset by a 3% decrease in average operating horsepower utilization and a 5% decrease in revenue per average operating horsepower for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The decrease in horsepower utilization and pricing was due to the continued challenging market conditions in the U.S natural gas energy industry.

Gross Margin.  The decrease in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) was primarily due to a decrease in average operating horsepower utilization and lower pricing for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, significantly offset by the inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition. Gross margin was also impacted by a reduction in our average horsepower utilization not matched by a corresponding decrease in overhead costs.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the November 2009 Contract Operations Acquisition.

Long-lived Asset Impairment. Long-lived asset impairments in the three months ended June 30, 2009 were $3.0 million and resulted from a decline in market conditions.  See Note 9 to the Financial Statements for further discussion of the long-lived asset impairments.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. The increase in SG&A expense was primarily due to increased costs associated with the increase in revenues after the November 2009 Contract Operations Acquisition. In addition, SG&A expenses for the three months ended June 30, 2010 increased due to $0.8 million in additional sales taxes as a result of a state tax ruling received in June 2010 that applies retroactively back to July 2007 to certain contract compression transactions. SG&A expenses represented 16% and 12% of revenues for the three months ended June 30, 2010 and 2009, respectively. The increase in SG&A expense as a percentage of revenues was primarily due to the decrease in revenue per operating horsepower without a corresponding reduction in SG&A expense.

Interest Expense.  The increase in interest expense was primarily due to a higher average balance of long-term debt for the second quarter of 2010 compared to the second quarter of 2009 resulting from the additional debt incurred for the November 2009 Contract Operations Acquisition. This increase was also partially caused by an increase in our weighted average effective interest rate, including the impact of interest rate swaps, to 5.1% for the three months ended June 30, 2010 from 4.7% for the three months ended June 30, 2009.

Other (Income) Expense, Net.  The change in other (income) expense, net was due to a $0.2 million gain on the sale of used compression equipment during the three months ended June 30, 2010.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax expense for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to an increase in our revenue earned within the state of Texas.

The six months ended June 30, 2010 compared to the six months ended June 30, 2009

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Six Months Ended June 30,
	2010	2009
Revenue	$106,500	$93,310
Gross margin (1)	51,523	50,952
Gross margin percentage	48%	55%
Expenses:
Depreciation and amortization	$23,641	$17,012
Long-lived asset impairment	231	2,995
Selling, general and administrative	16,214	11,552
Interest expense	11,416	9,624
Other (income) expense, net	(406)	27
Income tax expense	346	283
Net income	$81	$9,459
____________

(1)
For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure”) of this report.

Revenue.  Average monthly operating horsepower was approximately 1,069,000 and 878,000 for the six months ended June 30, 2010 and 2009, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition. The inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition was partially offset by a 5% decrease in average operating horsepower utilization and a 6% decrease in revenue per average operating horsepower for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in horsepower utilization and pricing was due to the continued challenging market conditions in the U.S natural gas energy industry.

Gross Margin.  The increase in gross margin for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to the inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition, significantly offset by a decrease in average operating horsepower utilization and lower pricing for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Gross margin was also impacted by a reduction in our average horsepower utilization not matched by a corresponding decrease in overhead costs.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the November 2009 Contract Operations Acquisition.

Long-lived Asset Impairment. Long-lived asset impairments in the six months ended June 30, 2010 and 2009 were $0.2 million and $3.0 million, respectively, and resulted from a decline in market conditions. See Note 9 to the Financial Statements for further discussion of the long-lived asset impairments.

SG&A.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. The increase in SG&A expense was primarily due to increased costs associated with the increase in revenues after the November 2009 Contract Operations Acquisition. In addition, SG&A expenses for the six months ended June 30, 2010 increased due to $0.8 million in additional sales taxes as a result of a state tax ruling received in June 2010 that applies retroactively back to July 2007 to certain contract compression transactions. SG&A expenses represented 15% and 12% of revenues for the six months ended June 30, 2010 and 2009, respectively. The increase in SG&A expense as a percentage of revenues was primarily due to the decrease in revenue per operating horsepower without a corresponding reduction in SG&A expense.

Interest Expense.  The increase in interest expense was primarily due to a higher average balance and an increase in our weighted average effective interest rate on long-term debt for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 resulting from the additional debt incurred for the November 2009 Contract Operations Acquisition. Our weighted average effective interest rate, including the impact of interest rate swaps, was 5.1% for the six months ended June 30, 2010 compared to 4.7% for the six months ended June 30, 2009.

Other (Income) Expense, Net.  The change in other (income) expense, net was due to $0.4 million of gains on the sale of used compression equipment during the six months ended June 30, 2010.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax expense for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to an increase in our revenue earned within the state of Texas.

LIQUIDITY AND CAPITAL RESOURCES

The following tables summarize our sources and uses of cash for the six months ended June 30, 2010 and 2009, and our cash and working capital as of the end of the periods presented (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$26,022	$33,995
Investing activities	(17,288)	(11,245)
Financing activities	(8,873)	(25,430)
Net change in cash and cash equivalents	$(139)	$(2,680)

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$64	$203
Working capital	(4,591)	4,094

Operating Activities.  The decrease in net cash provided by operating activities was primarily due to a reduction in results from operating activities caused by a deterioration in economic conditions. In addition, the six months ended June 30, 2009 included a cash flow benefit from a $3.0 million reduction in accounts receivable trade.

Investing Activities.  The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Capital expenditures for the six months ended June 30, 2010 were $17.5 million, consisting of $11.0 million for fleet growth capital and $6.5 million for compressor maintenance activities. We purchased $9.8 million of new compression equipment from Exterran Holdings during the six months ended June 30, 2010.

Financing Activities.  The decrease in cash used in financing activities was the result of a decrease in net repayments under our debt facilities and an increase in amounts due to affiliates during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

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

We currently plan to spend approximately $15 million to $18 million on equipment maintenance capital during 2010.

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our credit facilities and that we have the ability to generate adequate amounts of cash to meet our short-term and long-term needs. Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our credit facilities, the issuance of additional partnership units, and future debt offerings as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

Our Ability to Grow Depends on Our Ability to Access External Expansion Capital.  We expect that we will rely primarily upon external financing sources, including our revolving credit facility and our 2009 ABS Facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow. Additionally, our ability to utilize the issuance of equity securities as a source of expansion capital is currently limited by our credit agreement, which requires us to use the net cash proceeds from any equity offering first to repay our $117.5 million term loan facility in full.

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

Long-term Debt.  We, as guarantor, and EXLP Operating LLC, our wholly-owned subsidiary, are parties to a senior secured credit agreement that provides for a five-year, $315 million revolving credit facility.

In May 2008, we entered into an amendment to our senior secured credit facility that increased the aggregate commitments under that facility to provide for a $117.5 million term loan that matures in October 2011. Concurrent with the closing of our July 2008 acquisition from Exterran Holdings of certain contract operations customer service agreements and compressor units, the $117.5 million term loan was funded and $58.3 million was drawn on our revolving credit facility, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred in the acquisition. The $117.5 million term loan is non-amortizing but must be repaid with the net cash proceeds from any future equity offerings until paid in full. Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the senior secured credit facility may be increased by an additional $17.5 million. This amount will be increased on a dollar-for-dollar basis with each repayment under the term loan.

As of June 30, 2010, we had approximately $283.0 million outstanding under our revolving credit facility and $117.5 million of long-term debt outstanding under the term loan. All amounts under the revolving credit facility and term loan mature in October 2011.

Our revolving credit facility bears interest at a base rate, or LIBOR, at our option, plus an applicable margin, as defined in the credit agreement. At June 30, 2010, all amounts outstanding were LIBOR loans and the applicable margin was 1.75%. The weighted average interest rate on the outstanding balance at June 30, 2010, excluding the effect of interest rate swaps, was 2.2%.

The term loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. At June 30, 2010, all amounts outstanding were LIBOR loans and the applicable margin was 2.25%. Borrowings under the term loan are subject to the same credit agreement covenants as our revolving credit facility, except for an additional covenant requiring mandatory prepayment of the term loan from net cash proceeds of any future equity offerings, on a dollar-for-dollar basis. The weighted average interest rate on the outstanding balance of the term loan at June 30, 2010, excluding the effect of interest rate swaps, was 2.7%.

As of June 30, 2010, we had undrawn capacity of $32.0 million and $120.0 million under our revolving credit facility and 2009 ABS Facility, respectively. Under our senior secured credit facility, we have limitations on our Total Debt to EBITDA ratio as discussed below. Due to this limitation, only $79.3 million of the combined $152.0 million of undrawn capacity under both facilities would have been available for additional borrowings as of June 30, 2010.

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 2.5 to 1.0, and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 5.0 to 1.0. Our senior secured credit facility allows for our Total Debt to EBITDA ratio to be increased from 5.0 to 1.0 to 5.5 to 1.0 during a quarter when an acquisition closes meeting certain thresholds and for the following two quarters after the acquisition closes. Therefore, because the November 2009 Contract Operations Acquisition closed in the fourth quarter of 2009, the maximum allowed ratio of Total Debt to EBITDA was increased from 5.0 to 1.0 to 5.5 to 1.0 for the quarters ending December 31, 2009, March 31, 2010 and June 30, 2010, and is scheduled to revert back to 5.0 to 1.0 for the quarter ending September 30, 2010. However, assuming we are able to close our recently announced August 2010 Contract Operations Acquisition in the third quarter of 2010 as planned, we expect that the maximum allowed ratio of Total Debt to EBITDA will remain at 5.5 to 1.0 for the quarters ending September 30, 2010, December 31, 2010 and March 31, 2011, reverting back to 5.0 to 1.0 for the quarter ending June 30, 2011. As of June 30, 2010, we maintained a 4.3 to 1.0 EBITDA to Total Interest Expense ratio and a 4.7 to 1.0 Total Debt to EBITDA ratio. If we experience a deterioration in the demand for our services, and we are unable to consummate further acquisitions from Exterran Holdings, including our recently announced August 2010 Contract Operations Acquisition, amend our senior secured credit facility or restructure our debt, we estimate that we could be in violation of the maximum Total Debt to EBITDA covenant ratio contained in our senior secured credit facility as early as 2010. In addition, if we experienced a material adverse effect on our assets, liabilities, financial condition, business, operations or prospects that, taken as a whole, impacted our ability to perform our obligations under our senior secured credit facility, this could lead to a default under this facility. As of June 30, 2010, we were in compliance with all financial covenants under the senior secured credit facility.

In connection with the November 2009 Contract Operations Acquisition, we entered into the 2009 ABS Facility, a portion of which was used to fund the November 2009 Contract Operations Acquisition. The 2009 ABS Facility notes are revolving in nature and are payable in July 2013. Interest and fees payable to the noteholders will accrue on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at our option, either LIBOR or a base rate. The weighted average interest rate on the outstanding balance of the 2009 ABS Facility at June 30, 2010, excluding the effect of interest rate swaps, was 3.9%. Repayment of the 2009 ABS Facility notes has been secured by a pledge of all of the assets of EXLP ABS 2009 LLC consisting primarily of specified compression services contracts and a fleet of natural gas compressor units. The amount outstanding at any time is limited to the lower of (i) 75% of the value of the natural gas compression equipment owned by EXLP ABS 2009 LLC (as defined in the agreement), (ii) 4.0 times free cash flow or (iii) the amount calculated under an interest coverage test. Additionally, the senior secured credit facility’s credit agreement limits the amount we can borrow under the 2009 ABS Facility to two times our EBITDA (as defined in the credit agreement). As of June 30, 2010, we had $30.0 million outstanding under the 2009 ABS Facility.

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

On July 26, 2010, our board of directors approved a cash distribution of $0.4625 per limited partner unit, or approximately $11.6 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from April 1, 2010 through June 30, 2010. The record date for this distribution is August 10, 2010 and payment is expected to occur on August 13, 2010.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense and SG&A expense. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income (loss) to our gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(1,345)	$2,738	$81	$9,459
Depreciation and amortization	11,763	8,678	23,641	17,012
Long-lived asset impairment	—	2,995	231	2,995
Selling, general and administrative	8,519	5,551	16,214	11,552
Interest expense	5,724	4,805	11,416	9,624
Other (income) expense, net	(170)	—	(406)	27
Income tax expense	173	134	346	283
Gross margin	$24,664	$24,901	$51,523	$50,952

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of June 30, 2010, after taking into consideration interest rate swaps, we had approximately $145.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate would result in an annual increase in our interest expense of approximately $1.5 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

ITEM 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A.  Risk Factors

There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:

New proposed regulations and proposed modifications to existing regulations under the Clean Air Act (“CAA”), if implemented, could result in increased compliance costs.

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

In June 2010, the EPA formally proposed modifications to existing regulations under the CAA that established new source performance standards for manufacturers, owners and operators of new, modified and reconstructed stationary internal combustion engines.  The proposed rule modifications, if adopted as drafted by the EPA, may require us to undertake significant expenditures, including expenditures for purchasing, installing, monitoring and maintaining emissions control equipment on a potentially significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The comment period on the proposed regulation is scheduled to end on August 9, 2010. It is currently unclear when the proposed regulation will be finalized and become effective.

 Climate change legislation and regulatory initiatives could result in increased compliance costs.

The U.S. Congress is considering new legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. For example, the American Clean Energy and Security Act of 2009 could, if enacted by the full Congress, require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. Recent reports suggest that comprehensive climate legislation is unlikely to be passed by the U.S. Senate in 2010, although energy legislation and other initiatives are expected to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Also, as a result of the U.S. Supreme Court’s decision in April 2007 in Massachusetts, et al. v. EPA, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. On April 12, 2010, the EPA proposed additional portions of this inventory rule relating to petroleum and natural gas systems that, if adopted, would require inventorying for that category of facilities beginning in January 2011 and reporting of those inventories beginning in March 2012. Also, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Further, the EPA in June 2010 published a final rule providing for the tailored applicability of criteria that determine which stationary sources and modification projects become subject to permitting requirements for greenhouse gas emissions under two of the agency’s major air permitting programs.  The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities.  In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016.  In January 2011, the first step of the phase-in will apply only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in will capture sources that have the potential to emit at least 100,000 tons per year of greenhouse gases.  This new permitting program may affect some of our customers’ largest new or modified facilities going forward.

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

Exterran Partners, L.P.

August 5, 2010                                                                     By: EXTERRAN GENERAL PARTNER, L.P.
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