Form 10-Q
period 2010-09-30
EXTERRAN PARTNERS, L.P.
filed 2010-11-04
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________ TO ___________.
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2010, there were 27,347,695 common units and 4,743,750 subordinated units outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit amounts)
(unaudited)

	September 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$33	$203
Restricted cash	644	431
Accounts receivable, trade, net of allowance of $601 and $714, respectively	27,491	23,210
Due from affiliates, net	22	—

Total current assets	28,190	23,844
Compression equipment	974,001	770,703
Accumulated depreciation	(304,001)	(212,776)

Net compression equipment	670,000	557,927
Goodwill	124,019	124,019
Interest rate swaps	—	262
Intangibles and other assets, net	15,313	11,174

Total assets	$837,522	$717,226

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$72	$—
Due to affiliates, net	—	1,293
Accrued liabilities	9,960	7,198
Accrued interest	2,023	2,030
Current portion of interest rate swaps	10,282	9,229

Total current liabilities	22,337	19,750
Long-term debt	435,500	432,500
Interest rate swaps	3,744	6,668

Total liabilities	461,581	458,918
Commitments and contingencies (Note 11)
Partners’ capital:
Limited partner units:
Common units, 27,363,451 and 17,541,965 units issued and outstanding, respectively	404,186	298,010
Subordinated units, 4,743,750 and 6,325,000 units issued and outstanding, respectively	(25,747)	(33,194)
General partner units, 2% interest with 653,318 and 486,243 units issued and outstanding, respectively	11,024	8,457
Accumulated other comprehensive loss	(13,248)	(14,857)
Treasury units, 15,756 and 8,426 common units, respectively	(274)	(108)

Total partners’ capital	375,941	258,308

Total liabilities and partners’ capital	$837,522	$717,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$62,721	$41,317	$169,221	$134,627
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense)	33,819	19,802	88,796	62,160
Depreciation and amortization	13,697	9,042	37,338	26,054
Long-lived asset impairment	93	—	324	2,995
Selling, general and administrative	8,504	4,961	24,718	16,513
Interest expense	6,020	5,039	17,436	14,663
Other (income) expense, net	333	324	(73)	351

Total costs and expenses	62,466	39,168	168,539	122,736

Income before income taxes	255	2,149	682	11,891
Income tax expense	172	141	518	424

Net income	$83	$2,008	$164	$11,467

General partner interest in net income	$420	$289	$1,045	$976

Common units interest in net income	$(271)	$1,151	$(671)	$7,019

Subordinated units interest in net income	$(66)	$568	$(210)	$3,472

Weighted average common units outstanding:
Basic	22,882	12,800	19,342	12,784

Diluted	22,882	12,823	19,342	12,794

Weighted average subordinated units outstanding:
Basic	5,552	6,325	6,064	6,325

Diluted	5,552	6,325	6,064	6,325

Earnings (loss) per common unit:
Basic	$(0.01)	$0.09	$(0.03)	$0.55

Diluted	$(0.01)	$0.09	$(0.03)	$0.55

Earnings (loss) per subordinated unit:
Basic	$(0.01)	$0.09	$(0.03)	$0.55

Diluted	$(0.01)	$0.09	$(0.03)	$0.55

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$83	$2,008	$164	$11,467
Other comprehensive income:
Interest rate swap gain (loss)	690	(1,215)	1,609	576

Comprehensive income	$773	$793	$1,773	$12,043

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for unit amounts)
(unaudited)

	Partners’ Capital								Accumulated
					General Partner		Treasury		Other
	Common Units		Subordinated Units		Units		Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2008	$221,090	12,767,462	$(35,518)	6,325,000	$6,805	389,642	$—	—	$(16,909)	$175,468
Issuance of units for vesting of phantom units		26,150
Other	175									175
Contribution of capital	5,394		7,705		264					13,363
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(54)		(75)		(5)					(134)
Cash distributions	(17,734)		(8,775)		(1,303)					(27,812)
Unit based compensation expense	706									706
Interest rate swap gain									576	576
Net income	7,019		3,472		976					11,467

Balance, September 30, 2009	$216,596	12,793,612	$(33,191)	6,325,000	$6,737	389,642	$—	—	$(16,333)	$173,809

	Partners’ Capital								Accumulated
					General Partner		Treasury		Other
	Common Units		Subordinated Units		Units		Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2009	$298,010	17,541,965	$(33,194)	6,325,000	$8,457	486,243	$(108)	(8,426)	$(14,857)	$258,308
Issuance of common units for vesting of phantom units		33,373
Treasury units purchased							(166)	(7,330)		(166)
Transaction costs for the public offering of common units by Exterran Holdings	(189)									(189)
Transaction costs for conversion of subordinated units	(25)									(25)
Conversion of subordinated units to common units	(8,721)	1,581,250	8,721	(1,581,250)						—
Issuance of units to Exterran Holdings for a portion of it’s U.S. contract operations business	125,043	8,206,863			2,548	167,075				127,591
Contribution of capital	15,006		8,097		631					23,734
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(558)		(385)		(29)					(972)
Cash distributions	(24,354)		(8,776)		(1,628)					(34,758)
Unit based compensation expense	645									645
Interest rate swap gain									1,609	1,609
Net income	(671)		(210)		1,045					164

Balance, September 30, 2010	$404,186	27,363,451	$(25,747)	4,743,750	$11,024	653,318	$(274)	(15,756)	$(13,248)	$375,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$164	$11,467
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,338	26,054
Long-lived asset impairment	324	2,995
Amortization of debt issuance cost	707	273
Amortization of fair value of acquired interest rate swaps	111	112
Unit based compensation expense	660	555
Provision for doubtful accounts	592	226
Gain on sale of compression equipment	(425)	—
Changes in assets and liabilities:
Accounts receivable, trade	(4,873)	6,285
Other assets	—	94
Accounts payable, trade	72	(511)
Other liabilities	2,427	2,627

Net cash provided by operating activities	37,097	50,177

Cash flows from investing activities:
Capital expenditures	(21,578)	(14,694)
Proceeds from the sale of compression equipment	823	—
Increase in restricted cash	(213)	—
Increase in amounts due from affiliates, net	(22)	(2,425)

Net cash used in investing activities	(20,990)	(17,119)

Cash flows from financing activities:
Borrowings under long-term debt	17,000	18,750
Repayments on long-term debt	(14,000)	(33,000)
Distributions to unitholders	(34,758)	(27,812)
Purchase of treasury units	(166)	—
Capital contribution from limited and general partner	16,940	6,090
Decrease in amounts due to affiliates, net	(1,293)	—

Net cash used in financing activities	(16,277)	(35,972)

Net decrease in cash and cash equivalents	(170)	(2,914)
Cash and cash equivalents at beginning of period	203	3,244

Cash and cash equivalents at end of period	$33	$330

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$2,603	$4,027

Compression equipment acquired/exchanged, net	$4,191	$3,246

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
Fair Value of Financial Instruments
Our financial instruments consist of cash, restricted cash, trade receivables and payables, interest rate swaps and long-term debt. At September 30, 2010 and December 31, 2009, the estimated fair values of such financial instruments, except for debt, approximated their carrying values as reflected in our condensed consolidated balance sheets. Based on market conditions, we believe that the fair value of our debt does not approximate its carrying value as of September 30, 2010 and December 31, 2009 because the applicable margin on our debt was below market rates as of these dates. The fair value of our debt has been estimated based on similar debt transactions that occurred near September 30, 2010 and December 31, 2009, respectively. A summary of the fair value and carrying value of our debt is shown in the table below (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt	$435,500	$432,700	$432,500	$418,000
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
The potentially dilutive securities issued by us include unit options and phantom units, neither of which requires an adjustment to the amount of net income (loss) used for dilutive earnings (loss) per common unit purposes. The table below indicates the potential common units that were included in computing the dilutive potential common units used in diluted earnings (loss) per common unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average common units outstanding — used in basic earnings (loss) per common unit	22,882	12,800	19,342	12,784
Net dilutive potential common units issuable:
Unit options	—	**	—	**
Phantom units	**	23	**	10

Weighted average common units and dilutive potential common units — used in diluted earnings (loss) per common unit	22,882	12,823	19,342	12,794

**   Excluded from diluted earnings (loss) per common unit as the effect would have been anti-dilutive.
The table below indicates the potential number of common units that were excluded from net dilutive potential units of common units as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net dilutive potential common units issuable:
Unit options	—	581	—	581
Phantom units	91	—	81	6

Net dilutive potential common units issuable	91	581	81	587

Reclassifications
Certain amounts in the prior financial statements have been reclassified to conform to the 2010 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.
2. AUGUST 2010 CONTRACT OPERATIONS ACQUISITION AND NOVEMBER 2009 CONTRACT OPERATIONS ACQUISITION
In August 2010, we acquired from Exterran Holdings contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements having a net book value of $175.4 million, net of accumulated depreciation of $53.6 million, and comprising approximately 255,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “August 2010 Contract Operations Acquisition”) for approximately $214.0 million, excluding transaction costs. In connection with this acquisition, we issued approximately 8.2 million common units to Exterran Holdings and approximately 167,000 general partner units to Exterran Holdings’ wholly-owned subsidiary.
In connection with this acquisition, we were allocated $5.9 million finite life intangible assets associated with customer relationships of Exterran Holdings’ North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. These intangible assets are being amortized through 2024, based on the present value of expected income to be realized from these intangible assets.
In November 2009, we acquired from Exterran Holdings contract operations customer service agreements with 18 customers and a fleet of approximately 900 compressor units used to provide compression services under those agreements having a net book value of $137.2 million, net of accumulated depreciation of $47.2 million, and comprising approximately 270,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “November 2009 Contract Operations Acquisition”) for approximately $144.0 million. In connection with this acquisition, we assumed $57.2 million of long-term debt from Exterran Holdings and issued approximately 4.7 million common units to Exterran Holdings and approximately 97,000 general partner units to Exterran Holdings’ wholly-owned subsidiary. Concurrent with the closing of the November 2009 Contract Operations Acquisition, we borrowed $28.0 million and $30.0 million under our revolving credit facility and asset-backed securitization facility, respectively, which together were used to repay the debt assumed from Exterran Holdings in the acquisition and to pay other costs incurred in the acquisition.
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
An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Giving retroactive effect to the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.
Unaudited Pro Forma Financial Information
Pro forma financial information for the three and nine months ended September 30, 2010 and 2009 has been included to give effect to the significant expansion of our compressor fleet and service contracts as a result of the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition. The transactions are presented in the pro forma financial information as though the transactions had occurred as of January 1, 2009.
The unaudited pro forma financial information for the three and nine months ended September 30, 2010 and 2009 reflects the following transactions:
As related to the August 2010 Contract Operations Acquisition:
•	our acquisition in August 2010 of certain contract operations customer service agreements and compression equipment from Exterran Holdings; and

•	our issuance of approximately 8.2 million common units to Exterran Holdings and approximately 167,000 general partner units to Exterran Holdings’ wholly-owned subsidiary.
As related to the November 2009 Contract Operations Acquisition for the period January 1, 2009 through September 30, 2009:
•	our acquisition in November 2009 of certain contract operations customer service agreements and compression equipment from Exterran Holdings;

•	our assumption of $57.2 million of Exterran Holdings’ long-term debt;

•	our borrowing of $30.0 million under our asset-backed securitization facility and $28.0 million under our revolving credit facility and use of those proceeds to retire the debt assumed from Exterran Holdings; and

•	our issuance of approximately 4.7 million common units to Exterran Holdings and approximately 97,000 general partner units to Exterran Holdings’ wholly-owned subsidiary.
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
The following table presents pro forma financial information for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per unit amounts):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010		September 30, 2009
Revenue	$68,566	$200,870	$68,610	$219,606

Net income	$1,544	$8,076	$9,137	$34,271

Basic earnings per common and subordinated limited partner unit	$0.03	$0.21	$0.27	$1.01

Diluted earnings per common and subordinated limited partner unit	$0.03	$0.21	$0.27	$1.01

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units were assumed to have been outstanding since the beginning of the periods presented. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to the holders of our common and subordinated units. The pro forma net earnings per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional reduction of net income allocable to our limited partners of approximately zero and $0.2 million for the three and nine months ended September 30, 2010, respectively, and approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2009, respectively, which includes the amount of additional incentive distributions that would have occurred during the period.
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
During the nine months ended September 30, 2010, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 105 compressor units, totaling approximately 45,900 horsepower with a net book value of approximately $21.1 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 179 compressor units, totaling approximately 43,200 horsepower with a net book value of approximately $25.2 million. During the nine months ended September 30, 2009, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 81compressor units, totaling approximately 34,600 horsepower with a net book value of approximately $18.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 164 compressor units, totaling approximately 36,800 horsepower with a net book value of approximately $21.2 million. During the nine months ended September 30, 2010 and 2009, we recorded capital contributions of approximately $4.1 million and $3.2 million, respectively, related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid a nominal amount to Exterran Holdings for the difference in fair value of the equipment in connection with the transfers. We recorded the compressor units received at the historical book basis of Exterran Holdings. The units we received from Exterran Holdings were being utilized to provide services to our customers on the date of the transfers and, prior to the transfers, had been leased by us from Exterran Holdings. The units we transferred to Exterran Holdings were being utilized to provide services to customers of Exterran Holdings on the date of the transfers, and prior to the transfers had been leased by Exterran Holdings from us.
Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2011, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any cash selling, general and administrative (“SG&A”) costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). Cost of sales were capped at $21.75 per operating horsepower per quarter from July 30, 2008 through September 30, 2010. SG&A costs were capped at $6.0 million per quarter from July 30, 2008 through November 9, 2009, and at $7.6 million per quarter from November 10, 2009 through September 30, 2010. These caps may be subject to future adjustment or termination in connection with expansions of our operations through the acquisition or construction of new assets or businesses.
For the three months ended September 30, 2010 and 2009, our cost of sales exceeded the cap provided in the Omnibus Agreement by $7.1 million and $2.0 million, respectively. For the nine months ended September 30, 2010 and 2009, our cost of sales exceeded the cap provided in the Omnibus Agreement by $15.6 million and $6.1 million, respectively. For the three and nine months ended September 30, 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $0.7 million and $1.4 million, respectively. For the three and nine months ended September 30, 2009, our SG&A expenses did not exceed the cap provided in the Omnibus Agreement. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.
Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of Exterran GP LLC’s board of directors. During the nine months ended September 30, 2010 and 2009, we purchased $9.8 million and $1.3 million, respectively, of new compression equipment from Exterran Holdings. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. As a result, the equipment purchased during the nine months ended September 30, 2010 and 2009 was recorded in our consolidated balance sheet as property, plant and equipment of $8.8 million and $1.2 million, respectively, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of capital of $1.0 million and $0.1 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the nine months ended September 30, 2010 and 2009, Exterran Holdings contributed to us $2.6 million and $4.0 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.
Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to lease compression equipment between Exterran Holdings and us to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be leased if it will not cause us to breach any existing compression services contracts or to suffer a loss of revenue under an existing compression services contract or to incur any unreimbursed costs. At September 30, 2010, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $9.6 million and $1.6 million, respectively.
For the nine months ended September 30, 2010 and 2009, we had revenues of $0.7 million and $0.8 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the nine months ended September 30, 2010 and 2009, we had cost of sales of $11.1 million and $8.1 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

4. DEBT
Long-term debt consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Revolving credit facility due October 2011	$288,000	$285,000
Term loan due October 2011	117,500	117,500
Asset-backed securitization facility due July 2013	30,000	30,000

Long-term debt	$435,500	$432,500

As of September 30, 2010, we had undrawn capacity of $27.0 million and $120.0 million under our revolving credit facility and our asset-backed securitization facility, respectively.
On November 3, 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “2006 Credit Agreement” as so amended and restated, the “2010 Credit Agreement”) to provide for a new five-year, $550 million senior secured credit facility consisting of a $400 million revolving credit facility (the “2010 Revolver”) and a $150 million term loan (the “2010 Term Loan”). Concurrent with the execution of the agreement, we borrowed $304.0 million under the 2010 Revolver and $150 million under the 2010 Term Loan and used the proceeds to (i) repay the entire $406.1 million outstanding under the 2006 Credit Agreement, (ii) repay the entire $30.0 million outstanding under our asset-backed securitization facility and terminate that facility, (iii) pay  $14.8 million to terminate the interest rate swap agreements to which we are a party and (iv) pay customary fees and other expenses relating to the facility. The $14.8 million we paid related to the terminated interest rate swaps will be amortized into interest expense over the original term of the swaps. We incurred transaction costs of approximately $4.0 million related to the 2010 Credit Agreement. These costs will be included in Intangible and other assets, net and amortized over the respective facility terms.
The 2010 Revolver bears interest at a base rate or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 2.25% to 3.25% or (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the higher of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.0%. At September 30, 2010, all amounts outstanding under the then existing revolver were LIBOR loans and the applicable margin that would have applied under the new 2010 Revolver was 2.5%. The weighted average interest rate on the outstanding balance of our revolving credit facility at September 30, 2010, excluding the effect of interest rate swaps, was 2.1% and would have been 2.9% under the 2010 Revolver.
The 2010 Term Loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 2.5% to 3.5% or (ii) in the case of base rate loans, from 1.5% to 2.5%. At September 30, 2010, all amounts outstanding under the then existing term loan were LIBOR loans and the applicable margin that would have been applied under the new 2010 Term Loan was 2.75%. The weighted average interest rate on the outstanding balance of our term loan at September 30, 2010, excluding the effect of interest rate swaps, was 2.6% and would have been 3.1% under the 2010 Term Loan.
Borrowings under the 2010 Credit Facility are secured by substantially all of the U.S. personal property assets of us and our significant subsidiaries (as defined in the 2010 Credit Agreement), including all of the membership interests of our U.S. restricted subsidiaries (as defined in the 2010 Credit Agreement). Subject to certain conditions, at our request, and with the approval of the Administrative Agent (as defined in the 2010 Credit Agreement), the aggregate commitments under the 2010 Credit Facility may be increased by an additional $150 million.
Like the 2006 Credit Agreement, the 2010 Credit Agreement contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. It also contains various covenants regarding mandatory prepayments from net cash proceeds of certain future asset transfers or debt issuances. If we experienced a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our senior secured credit facility, this could lead to a default under that facility. As of September 30, 2010, we were in compliance with all financial covenants under the 2006 Credit Agreement.
In connection with us entering into the 2010 Credit Agreement and the termination of our existing interest rate swaps, we intend to enter into new interest rate swaps in the near term pursuant to which we will pay fixed payments and receive floating payments on a majority of our floating rate debt. We intend to designate these interest rate swaps as cash flow hedging instruments of interest payments on our floating rate debt. The term of the interest swaps may be less than the term of our outstanding floating rate debt and our ability to execute these swaps will depend on market conditions.
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
The following table summarizes our distributions per unit for 2009 and 2010:

		Distribution
		per
		Limited
Period Covering	Payment Date	Partner Unit	Total Distribution (1)
1/1/2009 — 3/31/2009	May 15, 2009	$0.4625	$9.3 million
4/1/2009 — 6/30/2009	August 14, 2009	0.4625	9.3 million
7/1/2009 — 9/30/2009	November 13, 2009	0.4625	9.3 million
10/1/2009 — 12/31/2009	February 12, 2010	0.4625	11.6 million
1/1/2010 — 3/31/2010	May 11, 2010	0.4625	11.6 million
4/1/2010 — 6/30/2010	August 10, 2010	0.4625	11.6 million

(1)	Including distributions to our general partner on its incentive distribution rights.
On October 29, 2010, the board of directors of Exterran GP LLC approved a cash distribution of $0.4675 per limited partner unit, or approximately $15.7 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from July 1, 2010 through September 30, 2010. The record date for this distribution is November 9, 2010 and payment is expected to occur on November 12, 2010.
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

The following table presents phantom unit activity for the nine months ended September 30, 2010:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2009	91,124	$17.06
Granted	35,242	22.79
Vested	(33,373)	18.18
Cancelled	(2,065)	17.26

Phantom units outstanding, September 30, 2010	90,928	$18.85

As of September 30, 2010, $1.4 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.9 years.
Unit Options
As of September 30, 2010 and December 31, 2009, we had no unit options outstanding.
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
Interest Rate Risk
At September 30, 2010, we were party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $285.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates through July 2013. The weighted average effective fixed interest rate payable on our interest rate swaps was 4.5% as of September 30, 2010. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income and is included in accumulated other comprehensive loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and, therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the three and nine months ended September 30, 2010 and 2009, there was no ineffectiveness related to these swaps. We estimate that $10.3 million of deferred pre-tax losses from the interest rate swaps will be realized as an expense during the next twelve months. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2010
		Fair Value
		Asset
	Balance Sheet Location	(Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(10,282)
Interest rate hedges	Interest rate swaps	(3,744)

Total derivatives		$(14,026)

	December 31, 2009
		Fair Value
		Asset
	Balance Sheet Location	(Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$262
Interest rate hedges	Current portion of interest rate swaps	(9,229)
Interest rate hedges	Interest rate swaps	(6,668)

Total derivatives		$(15,635)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
			Gain (Loss)			Gain (Loss)
			Reclassified			Reclassified
		Location of Gain	from		Location of Gain	from
	Gain (Loss)	(Loss) Reclassified	Accumulated	Gain (Loss)	(Loss) Reclassified	Accumulated
	Recognized in	from Accumulated	Other	Recognized in	from Accumulated	Other
	Other	Other	Comprehensive	Other	Other	Comprehensive
	Comprehensive	Comprehensive	Income (Loss)	Comprehensive	Comprehensive	Income (Loss)
	Income (Loss)	Income (Loss) into	into Income	Income (Loss)	Income (Loss) into	into Income
	on Derivatives	Income (Loss)	(Loss)	on Derivatives	Income (Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,241)	Interest expense	$(2,931)	$(7,204)	Interest expense	$(8,813)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
			Gain (Loss)			Gain (Loss)
			Reclassified			Reclassified
		Location of Gain	from		Location of Gain	from
	Gain (Loss)	(Loss) Reclassified	Accumulated	Gain (Loss)	(Loss) Reclassified	Accumulated
	Recognized in	from Accumulated	Other	Recognized in	from Accumulated	Other
	Other	Other	Comprehensive	Other	Other	Comprehensive
	Comprehensive	Comprehensive	Income (Loss)	Comprehensive	Comprehensive	Income (Loss)
	Income (Loss)	Income (Loss) into	into Income	Income (Loss)	Income (Loss) into	into Income
	on Derivatives	Income (Loss)	(Loss)	on Derivatives	Income (Loss)	(Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(3,898)	Interest expense	$(2,683)	$(6,069)	Interest expense	$(6,645)

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

The following table summarizes the valuation of our interest rate swaps and impaired long-lived assets as of and for the nine months ended September 30, 2010 with pricing levels as of the date of valuation (in thousands):

Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(14,026)	$—	$(14,026)	$—
Impaired long-lived assets	34	—	—	34
The following table summarizes the valuation of our interest rate swaps and impaired long-lived assets as of and for the nine months ended September 30, 2009 with pricing levels as of the date of valuation (in thousands):

Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(17,110)	$—	$(17,110)	$—
Impaired long-lived assets	197	—	—	197
Our interest rate swaps are recorded at fair value utilizing a combination of the market and income approach to fair value. We use discounted cash flows and market based methods to compare similar interest rate swaps. Our estimate of the fair value of the impaired long-lived assets was based on the estimated component value of the equipment that we plan to use.
9. UNIT TRANSACTIONS
All of our subordinated units are owned by a wholly-owned subsidiary of Exterran Holdings. As of June 30, 2010, we met the requirements under our Partnership Agreement for early conversion of 25% of these subordinated units into common units. Accordingly, in August 2010, 1,581,250 subordinated units owned by Exterran Holdings converted into common units.
On September 13, 2010, Exterran Holdings closed a public underwritten offering of 5,290,000 common units representing limited partner interests in us, including 690,000 common units sold pursuant to an over-allotment option, at a price to the public of $21.60 per common unit. We did not sell any common units in this offering and did not receive any proceeds from the sale of the common units by Exterran Holdings. At the time we issued these units to Exterran Holdings, we agreed to pay certain costs of a future public sale. These costs have been recorded as a reduction to partners’ capital. This offering reduced the percentage of units owned by Exterran Holdings and its affiliates to approximately 58% of our total outstanding units.
10. LONG-LIVED ASSET IMPAIRMENT
As a result of a decline in market conditions during 2010 and 2009, we reviewed the idle compression fleet used in our business for units that are not of the type, configuration, make or model that are cost effective to maintain and operate. We performed a cash flow analysis of the expected proceeds from the disposition of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $0.3 million and $3.0 million, respectively, for the nine months ended September 30, 2010 and 2009, and was recorded as a long-lived asset impairment.
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
GENERAL
We are a publicly held Delaware limited partnership formed in 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements. We completed our initial public offering in October 2006.
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
August 2010 Contract Operations Acquisition
In August 2010, we acquired from Exterran Holdings contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements, comprising approximately 255,000 horsepower, or approximately 6% (by available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “August 2010 Contract Operations Acquisition”). Total consideration for the transaction was approximately $214.0 million, excluding transaction costs. In connection with this acquisition, we issued to Exterran Holdings’ wholly-owned subsidiaries approximately 8.2 million common units and approximately 167,000 general partner units.
Also, in connection with the closing of the August 2010 Contract Operations Acquisition, we amended the Omnibus Agreement (as defined below) to among other things, extend the term of the caps on our obligation to reimburse Exterran Holdings for the selling, general and administrative (“SG&A”) costs and operating costs Exterran Holdings allocates to us based on such costs it incurs on our behalf for an additional year such that the caps will now terminate on December 31, 2011.
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
Natural gas consumption in the U.S. for the twelve months ended July 31, 2010 increased by approximately 4% compared to the twelve months ended July 31, 2009. Total U.S. natural gas consumption is projected by the Energy Information Administration (“EIA”) to increase by 4.6% in 2010 and by 0.1% in 2011, and is expected to increase by an average of 0.7% per year thereafter until 2035. For 2008, the U.S. accounted for an estimated annual production of approximately 21 trillion cubic feet of natural gas. The EIA expects total U.S. marketed natural gas production to increase by 2.2% in 2010. The EIA estimates that the natural gas production level in the U.S. will be approximately 23 trillion cubic feet in calendar year 2035. Natural gas marketed production in the U.S. for the twelve months ended July 31, 2010 increased by approximately 3% compared to the twelve months ended July 31, 2009.
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
In the nine months ended September 30, 2010, we began to see an increase in overall natural gas activity and an increase in our compression order activity. Our total operating horsepower increased by approximately 5%, excluding the impact of the August 2010 Contract Operations Acquisition, during the nine months ended September 30, 2010. However, we believe that due to uncertainty around natural gas supply and demand and natural gas prices, along with the current available supply of idle and underutilized compression equipment owned by our customers and competitors, we may not be able to significantly improve our horsepower utilization and pricing and therefore revenues in the near term (excluding the impact of potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us). Our contract operations services business has historically experienced more stable demand than that of certain other energy service products and services. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the nine months ended September 30, 2010 of approximately $1.7 million and $0.8 million, respectively.
Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2011 (see Note 3 to the Financial Statements). During the nine months ended September 30, 2010 and 2009, our cost of sales exceeded this cap by $15.6 million and $6.1 million, respectively. During the nine months ended September 30, 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.4 million. For the nine months ended September 30, 2009, our SG&A expenses did not exceed the cap provided in the Omnibus Agreement.
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
Operating Highlights
The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total Available Horsepower (at period end)	1,655	1,039	1,655	1,039
Total Operating Horsepower (at period end)	1,362	808	1,362	808
Average Operating Horsepower	1,208	819	1,123	859
Horsepower Utilization:
Spot (at period end)	82%	78%	82%	78%
Average	81%	79%	81%	83%

FINANCIAL RESULTS OF OPERATIONS
The three months ended September 30, 2010 compared to the three months ended September 30, 2009
The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009
Revenue	$62,721	$41,317
Gross margin (1)	28,902	21,515
Gross margin percentage	46%	52%
Expenses:
Depreciation and amortization	$13,697	$9,042
Long-lived asset impairment	93	—
Selling, general and administrative	8,504	4,961
Interest expense	6,020	5,039
Other (income) expense, net	333	324
Income tax expense	172	141

Net income	$83	$2,008

(1)	For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure”) of this report.
Revenue. Average monthly operating horsepower was approximately 1,208,000 and 819,000 for the three months ended September 30, 2010 and 2009, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Gross Margin. The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to the inclusion of results from the assets acquired in the November 2009 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. The decrease in gross margin percentage was primarily caused by an increase in our field operating expenses, the primary driver of which were costs to make idle units ready to be placed back into operation.
Depreciation and Amortization. The increase in depreciation and amortization expense during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the November 2009 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Long-lived Asset Impairment. We recorded approximately $0.1 million of long-lived asset impairment on idle compression units during the three months ended September 30, 2010. See Note 10 to the Financial Statements for further discussion of the long-lived asset impairments.
SG&A. SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. The increase in SG&A expense was primarily due to increased costs associated with the increase in revenues after the November 2009 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. SG&A expenses represented 14% and 12% of revenues for the three months ended September 30, 2010 and 2009, respectively.
Interest Expense. The increase in interest expense was primarily due to a higher average balance of long-term debt for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 resulting from the additional debt incurred for the November 2009 Contract Operations Acquisition. This increase was also partially caused by an increase in our weighted average effective interest rate, including the impact of interest rate swaps, to 5.4% for the three months ended September 30, 2010 from 5.0% for the three months ended September 30, 2009.
Other (Income) Expense, Net. Other (income) expense, net for the three months ended September 30, 2010 included $0.4 million of transaction costs associated with the August 2010 Contract Operations Acquisition. Other (income) expense, net for the three months ended September 30, 2009 included $0.3 million of transaction costs associated with the November 2009 Contract Operations Acquisition.
Income Tax Expense. Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax expense for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to an increase in our revenue earned within the state of Texas.
The nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Revenue	$169,221	$134,627
Gross margin (1)	80,425	72,467
Gross margin percentage	48%	54%
Expenses:
Depreciation and amortization	$37,338	$26,054
Long-lived asset impairment	324	2,995
Selling, general and administrative	24,718	16,513
Interest expense	17,436	14,663
Other (income) expense, net	(73)	351
Income tax expense	518	424

Net income	$164	$11,467

(1)	For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measure”) of this report.
Revenue. Average monthly operating horsepower was approximately 1,123,000 and 859,000 for the nine months ended September 30, 2010 and 2009, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition, which was partially offset by a 2% decrease in average operating horsepower utilization and a 4% decrease in revenue per average operating horsepower for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in horsepower utilization and pricing was due to the continued challenging market conditions in the U.S. natural gas energy industry.
Gross Margin. The increase in gross margin for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to the inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. The decrease in gross margin percentage was primarily caused by lower pricing and an increase in our field operating expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Depreciation and Amortization. The increase in depreciation and amortization expense during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the November 2009 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Long-lived Asset Impairment. We recorded approximately $0.3 million and $3.0 million of long-lived asset impairments on idle compression units during the nine months ended September 30, 2010 and 2009, respectively. See Note 10 to the Financial Statements for further discussion of the long-lived asset impairments.
SG&A. SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. The increase in SG&A expense was primarily due to increased costs associated with the increase in revenues after the November 2009 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. In addition, SG&A expenses for the nine months ended September 30, 2010 increased due to $0.8 million in additional sales taxes as a result of a state tax ruling received in June 2010 that applies retroactively back to July 2007 to certain contract compression transactions. SG&A expenses represented 15% and 12% of revenues for the nine months ended September 30, 2010 and 2009, respectively. The increase in SG&A expense as a percentage of revenues was primarily due to the decrease in revenue per operating horsepower without a corresponding reduction in SG&A expense.
Interest Expense. The increase in interest expense was primarily due to a higher average balance of long-term debt and an increase in our weighted average effective interest rate for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 resulting from the additional debt incurred for the November 2009 Contract Operations Acquisition. Our weighted average effective interest rate, including the impact of interest rate swaps, was 5.2% for the nine months ended September 30, 2010 compared to 4.8% for the nine months ended September 30, 2009.
Other (Income) Expense, Net. Other (income) expense, net for the nine months ended September 30, 2010 included $0.4 million of gains on the sale of used compression equipment, significantly offset by $0.4 million of transaction costs associated with the August 2010 Contract Operations Acquisition recorded in the nine months ended September 30, 2010. Other (income) expense, net for the nine months ended September 30, 2009 primarily related to $0.3 million of transaction costs associated with the November 2009 Contract Operations Acquisition.
Income Tax Expense. Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax expense for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to an increase in our revenue earned within the state of Texas.
LIQUIDITY AND CAPITAL RESOURCES
The following tables summarize our sources and uses of cash for the nine months ended September 30, 2010 and 2009, and our cash and working capital as of the end of the periods presented (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$37,097	$50,177
Investing activities	(20,990)	(17,119)
Financing activities	(16,277)	(35,972)

Net change in cash and cash equivalents	$(170)	$(2,914)

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$33	$203
Working capital	5,853	4,094
Operating Activities. The decrease in net cash provided by operating activities was primarily due to an increase in accounts receivables due to higher business levels after the August 2010 Contract Operations Acquisition in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Investing Activities. The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, partially offset by a $2.4 million increase in amounts due from affiliates in the nine months ended September 30, 2009. Capital expenditures for the nine months ended September 30, 2010 were $21.6 million, consisting of $11.9 million for fleet growth capital and $9.7 million for compressor maintenance activities. We purchased $9.8 million of new compression equipment from Exterran Holdings during the nine months ended September 30, 2010.
Financing Activities. The decrease in cash used in financing activities was the result of a decrease in net repayments under our debt facilities and an increase in capital contributions during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
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
We currently plan to spend approximately $14 million to $16 million on equipment maintenance capital during 2010.
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
Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. We expect that we will rely primarily upon external financing sources, including our 2010 Credit Facility (as defined below) and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow.
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
Long-term Debt. We, as guarantor, and EXLP Operating LLC, our wholly-owned subsidiary (“EXLP Operating”), as borrower, were parties to a senior secured credit agreement (the “2006 Credit Agreement”) that provided for a five-year, $315 million revolving credit facility maturing in October 2011 (the “2006 Revolver”). In May 2008, we and EXLP Operating entered into an amendment to the 2006 Credit Agreement that provided for a $117.5 million term loan facility (the “2008 Term Loan”). As of September 30, 2010, we had $288.0 million in outstanding borrowings under the 2006 Revolver and $117.5 million in outstanding borrowings under the 2008 Term Loan.
On November 3, 2010, we and our subsidiaries, as guarantors, and EXLP Operating, as borrower, entered into an amendment and restatement of the 2006 Credit Agreement (as so amended and restated, the “2010 Credit Agreement”) to provide for a new five-year, $550 million senior secured credit facility (the “2010 Credit Facility”) consisting of a $400 million revolving credit facility (the “2010 Revolver”) and a $150 million term loan (the “2010 Term Loan”). Concurrent with the execution of the agreement, we borrowed $304.0 million under the 2010 Revolver and $150 million under the 2010 Term Loan and used the proceeds to (i) repay the entire $406.1 million outstanding under the 2006 Credit Agreement, (ii) repay the entire $30.0 million outstanding under our 2009 ABS Facility and terminate that facility, (iii) pay $14.8 million to terminate the interest rate swap agreements to which we were a party and (iv) pay customary fees and other expenses relating to the facility. The $14.8 million we paid related to the terminated interest rate swaps will be amortized into interest expense over the original term of the swaps. We incurred transaction costs of approximately $4.0 million related to the 2010 Credit Agreement. These costs will be included in Intangible and other assets, net and amortized over the respective facility terms.
Borrowings under the 2010 Credit Facility are secured by substantially all of the U.S. personal property assets of us and our significant subsidiaries (as defined in the 2010 Credit Agreement), including all of the membership interests of our U.S. restricted subsidiaries (as defined in the 2010 Credit Agreement). Subject to certain conditions, at our request, and with the approval of the Administrative Agent (as defined in the 2010 Credit Agreement), the aggregate commitments under the 2010 Credit Facility may be increased by an additional $150 million.
In connection with us entering into the 2010 Credit Agreement and the termination of our existing interest rate swaps, we intend to enter into new interest rate swaps in the near term pursuant to which we will pay fixed payments and receive floating payments on a majority of our floating rate debt. We intend to designate these interest rate swaps as cash flow hedging instruments of interest payments on our floating rate debt. The term of the interest swaps may be less than the term of our outstanding floating rate debt and our ability to execute these swaps will depend on market conditions.
The 2010 Revolver bears interest at a base rate or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 2.25% to 3.25% or (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the higher of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.0%. At September 30, 2010, all amounts outstanding under the then existing revolver were LIBOR loans and the applicable margin that would have applied under the new 2010 Revolver was 2.5%. The weighted average interest rate on the outstanding balance of our revolving credit facility at September 30, 2010, excluding the effect of interest rate swaps, was 2.1% and would have been 2.9% under the 2010 Revolver.

The 2010 Term Loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on its leverage ratio, varies (i) in the case of LIBOR loans, from 2.5% to 3.5% or (ii) in the case of base rate loans, from 1.5% to 2.5%. At September 30, 2010, all amounts outstanding under the then existing term loan were LIBOR loans and the applicable margin that would have applied under the new 2010 Term Loan was 2.75%. The weighted average interest rate on the outstanding balance of our term loan at September 30, 2010, excluding the effect of interest rate swaps, was 2.6% and would have been 3.1% under the 2010 Term Loan.
As of September 30, 2010, we had undrawn capacity of $27.0 million and $120.0 million under the 2006 Revolver and 2009 ABS Facility, respectively. Under the 2010 Credit Agreement, we have limitations on our Total Debt to EBITDA ratio as discussed below.
Like the 2006 Credit Agreement, the 2010 Credit Agreement contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional debt or sell assets, make certain investments and acquisitions, grant liens and pay dividends and distributions. It also contains various covenants regarding mandatory prepayments from net cash proceeds of certain future asset transfers or debt issuances. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the 2010 Credit Agreement) to Total Interest Expense (as defined in the 2010 Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the 2010 Credit Agreement) and a ratio of Total Debt (as defined in the 2010 Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. Our senior secured credit facility allows for our Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition closes meeting certain thresholds and for the following two quarters after the acquisition closed. We closed an acquisition in the third quarter of 2010 that met the applicable thresholds; therefore the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 for the quarters ending December 31, 2010 and March 31, 2011, reverting back to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. As of September 30, 2010, we maintained a 5.5 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio as calculated per the 2010 Credit Agreement. If we experienced a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacted our ability to perform our obligations under our senior secured credit facility, this could lead to a default under this facility. As of September 30, 2010, we were in compliance with all financial covenants under the 2006 Credit Agreement, and would have been in compliance with all financial covenants under the 2010 Credit Agreement had such covenants been in effect on such date.
In connection with the November 2009 Contract Operations Acquisition, we entered into the 2009 ABS Facility, a portion of which was used to fund the November 2009 Contract Operations Acquisition. The 2009 ABS Facility notes were revolving in nature and were payable in July 2013. Interest and fees payable to the noteholders accrued on these notes at a variable rate consisting of an applicable margin of 3.5% plus, at our option, either LIBOR or a base rate. The weighted average interest rate on the outstanding balance of the 2009 ABS Facility at September 30, 2010, excluding the effect of interest rate swaps, was 3.8%. Repayment of the 2009 ABS Facility notes was secured by a pledge of all of the assets of EXLP ABS 2009 LLC consisting primarily of specified compression services contracts and a fleet of natural gas compressor units. The amount outstanding at any time was limited to the lower of (i) 75% of the value of the natural gas compression equipment owned by EXLP ABS 2009 LLC (as defined in the agreement), (ii) 4.0 times free cash flow or (iii) the amount calculated under an interest coverage test. Additionally, the 2006 Credit Agreement limited the amount we could borrow under the 2009 ABS Facility to two times our EBITDA (as defined in the 2006 Credit Agreement). As of September 30, 2010, we had $30.0 million outstanding under the 2009 ABS Facility. On November 3, 2010, we used a portion of the proceeds borrowed under the 2010 Credit Facility to repay the entire amount outstanding under the 2009 ABS Facility and terminate that facility.
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
On October 29, 2010, Exterran GP LLC’s board of directors approved a cash distribution of $0.4675 per limited partner unit, or approximately $15.7 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from July 1, 2010 through September 30, 2010. The record date for this distribution is November 9, 2010 and payment is expected to occur on November 12, 2010.
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
The following table reconciles our net income to our gross margin (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$83	$2,008	$164	$11,467
Depreciation and amortization	13,697	9,042	37,338	26,054
Long-lived asset impairment	93	—	324	2,995
Selling, general and administrative	8,504	4,961	24,718	16,513
Interest expense	6,020	5,039	17,436	14,663
Other (income) expense, net	333	324	(73)	351
Income tax expense	172	141	518	424

Gross margin	$28,902	$21,515	$80,425	$72,467

OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet arrangements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt
We are exposed to market risk due to variable interest rates under our financing arrangements.
As of September 30, 2010, after taking into consideration interest rate swaps, we had approximately $150.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate would result in an annual increase in our interest expense of approximately $1.5 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

ITEM 4.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2010 our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:
New regulations, proposed regulations and proposed modifications to existing regulations under the Clean Air Act (“CAA”), if implemented, could result in increased compliance costs.
On August 10, 2010, the EPA adopted new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule will require us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at major sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. On October 19, 2010, we submitted a legal challenge to some monitoring aspects of the rule. At this point, we cannot predict when, how or if an EPA or a court ruling would modify the final rule as requested, and as a result we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.
In addition, the Texas Commission on Environmental Quality (TCEQ) has recently proposed updates to certain of its air permit programs that, if enacted as proposed, would significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites. The proposal includes reducing the emission standard for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages, or the installation of aftermarket emissions control equipment. The date for application of the lower emission standards varies between 2015 and 2030 depending on the type of engine and the permitting requirement. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The final rule is expected to be approved in February 2011.
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
These new regulations and proposals, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.
Climate change legislation and regulatory initiatives could result in increased compliance costs.
The U.S. Congress has been considering legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. For example, the American Clean Energy and Security Act of 2009 could, if enacted by the full Congress, require greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by the U.S. Senate in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.
Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. On April 12, 2010, the EPA proposed additional portions of this inventory rule relating to petroleum and natural gas systems that, if adopted, would require inventories for that category of facilities beginning in January 2011 and reporting of those inventories beginning in March 2012. Also, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Further, the EPA in June 2010 published a final rule providing for the tailored applicability of criteria that determine which stationary sources and modification projects become subject to permitting requirements for greenhouse gas emissions under two of the agency’s major air permitting programs. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. In January 2011, the first step of the phase-in will apply only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in will capture sources that have the potential to emit at least 100,000 tons per year of greenhouse gases. Several industry groups and states have challenged both the EPA’s December 15, 2009 determination that greenhouse gases present an endangerment and the EPA’s June 2010 greenhouse gas permitting rules in the D.C. Circuit Court of Appeals. However, absent a court stay or other modification, this new permitting program may affect some of our customers’ largest new or modified facilities going forward.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For a description of our unregistered equity sales during the three months ended September 30, 2010, please see our Current Report on Form 8-K, filed with the SEC on August 12, 2010.

ITEM 6.	Exhibits

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010
3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007
3.3	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008
3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
4.1	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009
4.2	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009
10.1*	First Amendment to Second Amended and Restated Omnibus Agreement, dated August 11, 2010, by and among Exterran Partners, L.P., Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC. (Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment.)
10.2*	Management Agreement, dated as of October 13, 2009, by and between Exterran Partners, L.P., as Manager, EXLP ABS 2009 LLC, as Issuer, and EXLP ABS Leasing 2009 LLC. (Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment.)
10.3*	Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P. (now Exterran Partners, L.P.), as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto
10.4†	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2010
10.5*	Second Amended and Restated Omnibus Agreement, dated November 5, 2009, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC. (Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment.)
31.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Exterran Partners, L.P.

November 4, 2010	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

By:	EXTERRAN GP LLC
its General Partner

By:	/s/ MICHAEL J. AARONSON
Michael J. Aaronson
Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Finance and Accounting (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010
3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007
3.3	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008
3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
4.1	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009
4.2	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009
10.1*	First Amendment to Second Amended and Restated Omnibus Agreement, dated August 11, 2010, by and among Exterran Partners, L.P., Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC. (Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment.)
10.2*	Management Agreement, dated as of October 13, 2009, by and between Exterran Partners, L.P., as Manager, EXLP ABS 2009 LLC, as Issuer, and EXLP ABS Leasing 2009 LLC. (Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment.)
10.3*	Senior Secured Credit Agreement, dated October 20, 2006, by and among UC Operating Partnership, L.P., as Borrower, Universal Compression Partners, L.P. (now Exterran Partners, L.P.), as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Deutsche Banc Trust Company Americas, as Syndication Agent, Fortis Capital Corp and Wells Fargo Bank, National Association, as Co-Documentation Agents and the other lenders signatory thereto
10.4†	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2010
10.5*	Second Amended and Restated Omnibus Agreement, dated November 5, 2009, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC. (Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for Confidential Treatment.)
31.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
32.1**	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.