Form 10-K
period 2010-12-31
EXTERRAN PARTNERS, L.P.
filed 2011-02-24
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file no.: 001-33078
Exterran Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3935108 (I.R.S. Employer Identification No.)

16666 Northchase Drive, Houston, Texas (Address of principal executive offices)	77060 (Zip code)
(281) 836-7000
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partner interests	NASDAQ Global Market
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 5% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was $133,432,253. This calculation does not reflect a determination that such persons are affiliates for any other purpose.
     As of February 17, 2011, there were 27,354,344 common units and 4,743,750 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements.” All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the sufficiency of available cash flows to make cash distributions; the expected amount of our capital expenditures; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; plans and objectives of our management for our future operations; and any potential contribution of additional assets from Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”) to us. You can identify many of these statements by looking for words such as “believes,” “expects,” “intends,” “projects,” “anticipates,” “estimates,” “will continue” or similar words or the negative thereof.
The forward-looking statements included in this report are also affected by the risk factors described below in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our Investor Relations link at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System (“EDGAR”) at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas and the impact on the price of oil or natural gas, which could cause a decline in the demand for our natural gas compression services;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	our dependence on Exterran Holdings to provide services and compression equipment, including its ability to hire, train and retain key employees and to timely and cost effectively obtain compression equipment and components necessary to conduct our business;

•	our dependence on and the availability of cost caps from Exterran Holdings to generate sufficient cash to enable us to make cash distributions at our current distribution rate;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	an Internal Revenue Service challenge to our valuation methodologies, which may result in a shift of income, gains, losses and/or deductions between our general partner and our unitholders;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to implement certain business and financial objectives, such as:
•	growing our asset base and asset utilization, particularly for our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash;

•	accessing the capital markets at an acceptable cost; and

•	purchasing additional contract operations contracts and equipment from Exterran Holdings;

•	liability related to the provision of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.
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
ITEM 1. Business
References to “our,” “we” and “us” when used in this report refer to Exterran Partners, L.P., formerly known as Universal Compression Partners, L.P. References to “our predecessor,” “Exterran Partners Predecessor,” or like terms refer to the contract operations business relating to natural gas compression that was provided in the United States of America (“U.S.”) by Exterran, Inc., formerly known as Universal Compression, Inc., prior to the date of our initial public offering on October 20, 2006.
General
We are a publicly held Delaware limited partnership formed in 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements. We completed our initial public offering in October 2006. As of December 31, 2010, public unitholders held a 42% ownership interest in us and Exterran Holdings owned our remaining equity interests, including our general partner interests and all of our incentive distribution rights.
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
During each of the years ended December 31, 2007, 2008 and 2009, we acquired from Exterran Holdings or Universal contract operations service agreements and a fleet of compressor units used to provide compression services under those agreements (the 2008 and 2009 acquisitions are referred to as the “July 2008 Contract Operations Acquisition” and the “November 2009 Contract Operations Acquisition,” respectively).
In August 2010, we acquired from Exterran Holdings contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements, comprising approximately 255,000 horsepower, or approximately 6% (by available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “August 2010 Contract Operations Acquisition”), for approximately $214.0 million, excluding transaction costs. In connection with this acquisition, we issued to Exterran Holdings’ wholly-owned subsidiaries approximately 8.2 million common units and approximately 167,000 general partner units.
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
In connection with the closing of the August 2010 Contract Operations Acquisition, we amended the Omnibus Agreement to, among other things, extend the duration of the cap on our reimbursement of selling, general and administrative (“SG&A”) expenses and cost of sales for an additional year such that the caps will now terminate on December 31, 2011. The amount of the SG&A cap remained unchanged at $7.6 million per quarter (after taking into account any such costs that we incur and pay directly) on our reimbursement of SG&A expenses Exterran Holdings incurs on our behalf, and the amount of the cost of sales cap remained unchanged at $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly) on our reimbursement of cost of sales Exterran Holdings incurs on our behalf. For further discussion of the Omnibus Agreement, please see Note 3 to the Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements”) of this report.
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
Our general partner does not receive any management fee or other compensation in connection with the management of our business, but it is entitled to reimbursement of all direct and indirect expenses incurred on our behalf subject to caps included in the Omnibus Agreement. Exterran Holdings and our general partner are also entitled to distributions on their limited partner interest and general partner interest, respectively and, if specified requirements are met, our general partner is entitled to distributions on its incentive distribution rights. For the period covering January 1, 2010 through December 31, 2010, our general partner received $1.4 million in distributions on its incentive distribution rights. For further discussion of our cash distribution policy, see “Cash Distribution Policy” included in Part II, Item 5 (“Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) of this report. Unlike shareholders in a publicly traded corporation, our unitholders are not entitled to elect our general partner, our general partner’s general partner or its directors.
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

•	Wellhead and Gathering Systems — Natural gas compression that is used to transport natural gas from the wellhead through the gathering system is considered “field compression.” Compression at the wellhead is utilized because, at some point during the life of natural gas wells, reservoir pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Additionally, compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as secondary oil recovery or natural gas lift operations. Typically, these applications require low- to mid-range horsepower compression equipment located at or near the wellhead. Compression equipment is also used to increase the efficiency of a low-capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing.

•	Pipeline Transportation Systems — Natural gas compression that is used during the transportation of natural gas from the gathering systems to storage or the end user is referred to as “pipeline compression.” Natural gas transported through a pipeline loses pressure over the length of the pipeline. Compression is staged along the pipeline to increase capacity and boost pressure to overcome the friction and hydrostatic losses inherent in normal operations. These pipeline applications generally require larger horsepower compression equipment (1,500 horsepower and higher).

•	Storage Facilities — Natural gas compression is used in natural gas storage projects for injection and withdrawals during the normal operational cycles of these facilities.

•	Processing Applications — Compressors may also be used in combination with natural gas production and processing equipment and to process natural gas into other marketable energy sources. In addition, compression services are used for compression applications in refineries and petrochemical plants.
Many natural gas producers, transporters and processors outsource their compression services due to the benefits and flexibility of contract compression. Changing well and pipeline pressures and conditions over the life of a well often require producers to reconfigure or replace their compressor units to optimize the well production or gathering system efficiency.
We believe outsourcing compression operations to compression service providers such as us offers customers:
•	the ability to efficiently meet their changing compression needs over time while limiting the underutilization of their existing compression equipment;

•	access to the compression service provider’s specialized personnel and technical skills, including engineers and field service and maintenance employees, which we believe generally leads to improved production rates and/or increased throughput;

•	the ability to increase their profitability by transporting or producing a higher volume of natural gas through decreased compression downtime and reduced operating, maintenance and equipment costs by allowing the compression service provider to efficiently manage their compression needs; and

•	the flexibility to deploy their capital on projects more directly related to their primary business by reducing their compression equipment and maintenance capital requirements.
We believe the U.S. natural gas compression services industry continues to have growth potential over time due to the following factors, among others:
•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas; and

•	increased production from unconventional sources, such as tight sands, shales and coalbeds.

Contract Operations Services Overview
We provide comprehensive contract operations services, which include our provision at the customer’s location of the personnel, equipment, tools, materials and supplies necessary to provide the amount of natural gas compression for which the customer has contracted. Based on the operating specifications at the customer’s location and the customer’s unique compression needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression and other services to our customers. When providing contract operations services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the producing formation and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs. We utilize both slow and high speed reciprocating compressors driven either by internal natural gas fired combustion engines or electric motors. We also utilize rotary screw compressors for specialized applications.
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
We and our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly rate that is generally adjusted only if we fail to operate in accordance with the contract requirements. At the end of an initial minimum term, which is typically between six and twelve months, contract operations services generally continue until terminated by either party with 30 days advanced notice. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we typically do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity prices. See “General Terms of our Contract Operations Customer Service Agreements,” below, for a more detailed description.
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
As of December 31, 2010, our fleet consisted of 3,951 compressors, as reflected in the following table (horsepower in thousands):

	Total	% of	Number of
Horsepower Range	Horsepower	Horsepower	Units
0-200	222	14%	2,012
201-500	288	18%	981
501-800	169	11%	276
801-1,100	179	11%	186
1,101-1,500	547	35%	411
1,501 and over	167	11%	85

Total(1)	1,572	100%	3,951

(1)	Includes 471 compressor units with an aggregate of 278 thousand horsepower leased from Exterran Holdings and excludes 60 compressor units with an aggregate of 18 thousand horsepower leased to Exterran Holdings (see Note 3 to the Financial Statements).
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
Business Strategy
The key elements of our business strategy are described below:
•	Leverage our relationship with Exterran Holdings. Our relationship with Exterran Holdings provides us numerous revenue and cost advantages, including the ability to access new and idle compression equipment, deploy that equipment in most of the major natural gas producing regions in the U.S. and provide maintenance and operational support on a more cost effective basis than we could without that relationship.

•	Build our business organically by capitalizing on the long-term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently meet our customers’ evolving compression needs, our long-standing customer relationships and our large compressor fleet will enable us to capitalize on what we believe are long-term fundamentals for the U.S. natural gas compression industry. These fundamentals include increased unconventional natural gas production, decreasing natural reservoir pressures, significant natural gas resources in the U.S. and the continued need for compression services.

•	Grow our business. We plan to grow over time through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. Since our initial public offering, Universal and, subsequent to the merger of Universal and Hanover, Exterran Holdings have sold to us a portion of their U.S. contract operations services business relating to natural gas compression, and Exterran Holdings intends to offer to us the remaining portion of that business for purchase over time. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase and the approval of the conflicts committee of Exterran GP LLC’s board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to debt and equity capital. Additionally, we anticipate investing more capital for new fleet units than we have in the recent past.
Competitive Strengths
We believe that we are well positioned to execute our primary business strategy successfully because we have the following key competitive strengths:
•	Our relationship with Exterran Holdings. Our relationship with Exterran Holdings and our access to its personnel, fabrication operations, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract operations services while maintaining lower operating costs than we could otherwise achieve. We and Exterran Holdings intend to continue to manage our respective U.S. compression fleets as one pool of compression equipment from which we can more easily fulfill our respective customers’ needs. This relationship also provides us an advantage in pursuing compression opportunities throughout the U.S. As of December 31, 2010, Exterran Holdings owned approximately 2.0 million horsepower of compression equipment, excluding the compression equipment owned by us, in its U.S. contract operations business. We believe we will benefit from Exterran Holdings’ intention to offer us the opportunity to purchase that business over time. Exterran Holdings also intends, but is not obligated, to offer us the opportunity to purchase newly fabricated compression equipment.

•	Focus on providing superior customer service. We have adopted a geographical business region concept and utilize a decentralized operating structure to provide superior customer service in a relationship-driven, service-intensive industry. We believe that our regionally-based network, local presence, experience and in-depth knowledge of customers’ operating needs and growth plans enable us to be responsive to the needs of our customers and meet our customers’ evolving demands on a timelier basis. In addition, we focus on achieving a high level of mechanical reliability for the services we provide in order to maximize the customers’ production levels. Our sales efforts concentrate on demonstrating our commitment to enhancing the customer’s cash flow through superior customer service.

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
Oil and Natural Gas Industry Cyclicality and Volatility
Changes in oil and natural gas exploration and production spending will normally result in changes in demand for our products and services; however, we believe our contract operations business will typically be less impacted by commodity prices than certain other energy service products and services because:
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
Generally, our overall business activity and revenue increase as the demand for natural gas increases. Demand for our compression services is linked more directly to natural gas consumption and production than to exploration activities, which limits our direct exposure to commodity price risk. Because we typically do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is provided to us by our customers, our direct exposure to commodity price risk is further reduced.
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
Service Standards and Specifications. We are responsible for providing contract operations services in accordance with the particular specifications of a job, as set forth in the applicable contract. These are typically turn-key service contracts under which we supply all service and support and use our own compression equipment to provide the contract operations services as necessary for a particular application. In certain circumstances, if the availability of our services does not meet certain percentages specified in our contracts, our customers are generally entitled, upon request, to specified credits against our service fees.
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
As a result of the merger between Hanover and Universal, at the time of execution of the Omnibus Agreement with Exterran Holdings, some of our customers were also contract operations services customers of Exterran Holdings, which we refer to as overlapping customers. We and Exterran Holdings have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the Omnibus Agreement, each being referred to as a Partnership site (as defined in the Omnibus Agreement) or an Exterran site (as defined in the Omnibus Agreement). After the date of the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership site or an Exterran site, whether in addition to or in the replacement of the equipment existing at such site on the date of the Omnibus Agreement, we will be entitled to provide contract operations services if such overlapping customer is a Partnership overlapping customer (as defined in the Omnibus Agreement), and Exterran Holdings will be entitled to provide such contract operations services at other locations if such overlapping customer is an Exterran overlapping customer (as defined in the Omnibus Agreement). Additionally, any additional contract operations services provided to a Partnership overlapping customer will be provided by us and any additional services provided to an Exterran overlapping customer will be provided by Exterran Holdings.
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
Environmental and Other Regulations
Government Regulation
Our operations are subject to stringent and complex U.S. federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment and to occupational health and safety. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental and health and safety laws and regulations and that continued compliance with currently applicable requirements would not have a material adverse effect on us. However, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.
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
On August 20, 2010, the Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule will require us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at sites that are major sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. On October 19, 2010, we submitted a legal challenge to the U.S. Court of Appeals for the D.C. Circuit and a Petition for Administrative Reconsideration to the EPA for some monitoring aspects of the rule. The legal challenge has been held in abeyance since December 3, 2010, pending the EPA’s consideration of the Petition for Administrative Reconsideration. On January 5, 2011, the EPA approved the request for reconsideration of the monitoring issues and that reconsideration process is ongoing. At this point, we cannot predict when, how or if an EPA or a court ruling would modify the final rule, and as a result we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.
In addition, the Texas Commission on Environmental Quality (“TCEQ”) has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites for 23 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule will become effective for the Barnett Shale production area in April 2011, with the lower emissions standards becoming applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. The cost to comply with the revised air permit programs is not expected to be material at this time. However, the TCEQ has stated it will consider expanding application of the new air permit program statewide. At this point, we cannot predict the cost to comply with such requirements if the geographic scope is expanded.
In June 2010, the EPA formally proposed modifications to existing regulations under the CAA that established new source performance standards for manufacturers, owners and operators of new, modified and reconstructed stationary internal combustion engines. The proposed rule modifications, if adopted as drafted by the EPA, may require us to undertake significant expenditures, including expenditures for purchasing, installing, monitoring and maintaining emissions control equipment on a potentially significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The EPA expects to finalize the proposed rules in May 2011 with an effective date targeted for July 2011.
These new regulations and proposals, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.
     Climate Change
In recent years, the U.S. Congress has been considering legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. The American Clean Energy and Security Act of 2009, passed by the House of Representatives, would, if enacted by the full Congress, have required greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.
Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. On November 30, 2010, the EPA finalized additional portions of this inventory rule relating to petroleum and natural gas systems that require inventories for that category of facilities beginning in January 2011 and reporting of those inventories beginning in March 2012. Also, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Further, the EPA in June 2010 published a final rule providing for the tailored applicability of criteria that determine which stationary sources and modification projects become subject to permitting requirements for greenhouse gas emissions under two of the agency’s major air permitting programs. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in will capture sources that have the potential to emit at least 100,000 tons per year of greenhouse gases. Several industry groups and States have challenged both the EPA’s December 15, 2009 determination that greenhouse gases present an endangerment and the EPA’s June 2010 greenhouse gas permitting rules in the D.C. Circuit Court of Appeals. However, absent a court stay or other modification, this new permitting program may affect some of our customers’ largest new or modified facilities going forward.
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
     Water Discharges
The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Many of Exterran Holdings’ facilities on which we may store inactive compression units have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. In addition, many of those facilities have filed notices of intent for coverage under statewide storm water general permits and developed and implemented storm water pollution prevention plans, as required. U.S. federal laws also require development and implementation of spill prevention, controls, and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak at such facilities.
     Waste Management and Disposal
The RCRA and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, filters, sludges, paints, solvents, and abrasive blasting materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and analogous state laws and their implementing regulations impose strict, and under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and past owners and operators of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.
While we do not own or lease any material facilities or properties, we may use Exterran Holdings’ properties for the storage and possible maintenance and repair of inactive compressor units. Many of Exterran Holdings’ properties have been utilized for many years, including some by third parties over whom we have no control, in support of natural gas compression services or other industrial operations. At certain of such sites, Exterran Holdings is currently working with the prior owners who have undertaken to monitor and cleanup contamination that occurred prior to Exterran Holdings’ acquisition of these sites. While we are not currently responsible for any remedial activities at these properties we use, there is always the possibility that our future use of such properties, or of other properties where we provide contract operations services, may result in spills or releases of petroleum hydrocarbons, wastes, or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, RCRA or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our results of operations or financial condition.
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
Indemnification for Environmental Liabilities
Under the Omnibus Agreement, Exterran Holdings has agreed to indemnify us, for a three-year period following each applicable asset acquisition from Exterran Holdings, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the acquired assets that occur before the acquisition date. Exterran Holdings’ maximum liability for this and its other indemnification obligations under the Omnibus Agreement cannot exceed $5 million, and Exterran Holdings will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify Exterran Holdings against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Exterran Holdings is not required to indemnify us.
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
As of December 31, 2010, we had $449.0 million outstanding under our senior secured credit facility, which was comprised of $150.0 million outstanding under our term loan and $299.0 million outstanding under our revolving credit facility. The credit agreement requires that we make mandatory prepayments of the term loan with the net cash proceeds of certain asset transfers and debt issuances. Borrowings under our senior secured credit facility bear interest at floating rates. We have effectively fixed a portion of the floating rate debt through the use of interest rate swaps; however, changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders.
Covenants in our senior secured credit facility may impair our ability to operate our business.
Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the credit agreement) and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 4.75 to 1.0. The credit agreement allows for our Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when we complete an acquisition meeting certain thresholds, and for the following two quarters after the acquisition closes. Therefore, because the August 2010 Contract Operations Acquisition closed in the third quarter of 2010, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through March 31, 2011, reverting to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. As of December 31, 2010, we were in compliance with all financial covenants under our credit agreement. As of December 31, 2010, we maintained a 5.8 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio.
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
We currently are dependent on our costs caps to generate sufficient cash from operating surplus each quarter to enable us to make cash distributions at our current distribution rate. These caps expire on December 31, 2011, and we cannot assure you that Exterran Holdings will agree to extend them or that we will otherwise be able to make distributions at our current rate if they are not extended.
Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period of time, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any SG&A costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). At December 31, 2010, cost of sales were capped at $21.75 per operating horsepower per quarter and SG&A costs were capped at $7.6 million per quarter.
During 2010 and 2009, our cost of sales exceeded this cap by $21.4 million and $7.2 million, respectively, and our SG&A expense exceeded this cap by $3.3 million and $0.6 million, respectively. Accordingly, our cash generated from operating surplus and our EBITDA, as further adjusted (please see Part II, Item 6 “Selected Financial Data — Non-GAAP Financial Measures” for a discussion of EBITDA, as further adjusted), would have been approximately $24.7 million lower during 2010 and approximately $7.8 million lower during 2009 without the cost caps. As a result, without the benefit of the cost caps, we would not have generated sufficient available cash from operating surplus during 2010 to pay distributions at the level paid during that year without having to incur borrowings.
These cost caps expire on December 31, 2011 and Exterran Holdings is under no obligation to extend them. In addition to our general partner and 13,666,107 common units, Exterran Holdings owns 4,743,750 subordinated units in us. Subject to early conversion of a portion of the units as described in “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” these subordinated units convert into common units upon the first day of any quarter beginning after September 30, 2011 that certain financial tests are met, including requirements that we distributed available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units and generated “adjusted operating surplus” (as defined in our partnership agreement) in respect of each such unit equal to or in excess of the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date. For purposes of this test, the amount of operating surplus and adjusted operating surplus that we generate during the applicable periods are positively impacted by the reduction in our costs due to the cost caps. Accordingly, to the extent that the cost caps allow us to pay the minimum quarterly distribution on all of our outstanding units and thereby contribute to the conversion of the subordinated units into common units, Exterran Holdings benefits from the costs caps during the subordination period and such benefit no longer exists upon conversion of the subordinated units.
We cannot assure you that Exterran Holdings will agree to extend the cost caps or, if extended, the amount of the caps. The expiration of these caps, without an extension to them under the Omnibus Agreement, would likely reduce the amount of cash flow available to unitholders and, accordingly, may impair our ability to maintain or increase our distributions.
As we continue to acquire additional compression equipment from Exterran Holdings we expect that our maintenance capital expenditures will increase, which could reduce the amount of cash available for distribution.
Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. Given that the substantial majority of the idle compression equipment has been and is currently held by Exterran Holdings, much of the idle compression equipment required for these contract operations services opportunities has been held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Since Exterran Holdings has owned the substantial majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will increase (and that lease expense will be reduced) which could reduce our cash available for distribution.
Our inability to fund purchases of additional compression equipment could adversely impact our results of operations and cash available for distribution.
We may not be able to maintain or grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our credit facility may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Additionally, pursuant to our partnership agreement, we intend to distribute all of our “available cash,” as defined in the partnership agreement, to our unitholders on a quarterly basis. Therefore, a significant portion of our cash flow from operations will be used to fund such distributions. As a result, we intend to fund our growth capital expenditures and acquisitions, including future acquisitions of compression contracts and equipment from Exterran Holdings, with external sources of capital including additional borrowings under our credit facility and/or public or private offerings of equity or debt. Our ability to grow our asset and customer base could be impacted by any limits on our ability to access equity and debt capital.
Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could adversely impact our results of operations and cash available for distribution to our unitholders.
We depend on demand for and production of natural gas in the U.S.; a reduction in this demand or production could adversely affect the demand or the prices we charge for our services which could adversely affect our business and decrease our revenue and cash available for distribution.
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
In addition, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. A decline in demand for oil and natural gas or prices for those commodities, or instability in the U.S. energy markets could cause a reduction in demand for our services and result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record additional impairments of long-lived assets. For example, during the years ended December 31, 2010 and 2009, we recorded long-lived asset impairments of $25.0 million and $3.2 million, respectively. In the fourth quarter of 2010, we recorded a $24.6 million impairment for idle units we retired from our fleet and expect to sell. We expect it to take several years to sell these compressor units and, if we are not able to sell these units for the amount we estimated in our impairment analysis, we could be required to record an additional impairment. The impairment of our goodwill, intangible assets or other long-lived assets could have a material adverse effect on our results of operations.
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
The currently available supply of compression equipment owned by our customers and competitors could cause a reduction in demand for our services and a reduction in our pricing.
We believe there currently exists a greater supply of idle and underutilized compression equipment owned by our customers and competitors in North America than in recent years and it may be challenging for us to significantly improve our horsepower utilization and revenues in the near term. Some of our customers may continue to replace our compression equipment and services with equipment they own or with competitor owned equipment and may continue to rationalize their amount of compression horsepower. In addition, some of our customers or prospective customers may purchase their own compression equipment in lieu of using our contract operations services. A reduction in demand for our services, or reduction in our pricing for our services, could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.
Our agreement not to compete with Exterran Holdings limits our ability to grow.
We have entered into an Omnibus Agreement with Exterran Holdings, and several of its subsidiaries. The Omnibus Agreement includes certain agreements not to compete between us and our affiliates, on the one hand, and Exterran Holdings and its affiliates, on the other hand. This agreement not to compete with Exterran Holdings limits our ability to grow. For further discussion of the Omnibus Agreement, please see Note 3 to the Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements”) of this report.
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
Our goal to continue to grow the per unit distribution on our units is dependent in part upon our ability to expand our business. Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:
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
Exterran Holdings and its affiliates other than us are prohibited from competing directly or indirectly with us with respect to certain of our existing customers and certain locations where we currently conduct business, and with respect to any new contract compression customer that approaches either Exterran Holdings or ourselves, until the earliest to occur of November 10, 2012, a change of control of Exterran Holdings or our general partner, or the removal or withdrawal of our general partner. Otherwise, Exterran Holdings is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Exterran Holdings continues to own and operate a U.S. contract operations business, including natural gas compression, and continues to engage in international contract operations, fabrication and aftermarket service activities. Exterran Holdings is a large, established participant in the contract operations business, and has significantly greater resources, including idle compression equipment, operating personnel, fabrication operations, vendor relationships and experience, than we have, which factors may make it more difficult for us to compete with it with respect to commercial activities as well as for acquisition candidates. Exterran Holdings and its affiliates may acquire, fabricate or dispose of additional natural gas compression or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Exterran Holdings could adversely impact our results of operations and cash available for distribution.
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
Most of our officers are also officers or employees of Exterran Holdings. Additionally, we do not have any of our own employees, but rather rely on Exterran Holdings’ employees to operate our business. We believe that Exterran Holdings’ ability to hire, train and retain qualified personnel will continue to be challenging and important as we grow. When general industry conditions are good, the supply of experienced operational, fabrication and field personnel, in particular, decreases as other energy and manufacturing companies’ needs for the same personnel increase. Our ability to grow and to continue our current level of service to our customers will be adversely impacted if Exterran Holdings is unable to successfully hire, train and retain these important personnel.
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
On August 20, 2010, the EPA published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule will require us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at major sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. On October 19, 2010, we submitted a legal challenge to the U.S. Court of Appeals for the D.C. Circuit and a Petition for Administrative Reconsideration to EPA for some monitoring aspects of the rule. The legal challenge has been held in abeyance since December 3, 2010, pending EPA’s consideration of the Petition for Administrative Reconsideration. On January 5, 2011, the EPA approved the request for reconsideration of the monitoring issues and that reconsideration process is ongoing. At this point, we cannot predict when, how or if an EPA or a court ruling would modify the final rule, and as a result we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.
In addition, the TCEQ has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites for 23 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule will become effective for the Barnett Shale production area in April 2011, with the lower emissions standards becoming applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. The cost to comply with the revised air permit programs is not expected to be material at this time. However, the TCEQ has stated it will consider expanding application of the new air permit program statewide. At this point, we cannot predict the cost to comply with such requirements if the geographic scope is expanded.
In June 2010, the EPA formally proposed modifications to existing regulations under the CAA that established new source performance standards for manufacturers, owners and operators of new, modified and reconstructed stationary internal combustion engines. The proposed rule modifications, if adopted as drafted by the EPA, may require us to undertake significant expenditures, including expenditures for purchasing, installing, monitoring and maintaining emissions control equipment on a potentially significant percentage of our natural gas compressor engine fleet. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements. The EPA expects to finalize the proposed rules in May 2011 with an effective date targeted for July 2011.
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
The modification or interpretation of existing environmental laws or regulations, the more vigorous enforcement of existing environmental laws or regulations, or the adoption of new environmental laws or regulations may also negatively impact oil and natural gas exploration and production, gathering and pipeline companies, including our customers, which in turn could have a negative impact on us.
Climate change legislation and regulatory initiatives could result in increased compliance costs.
In recent years, the U.S. Congress has been considering legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. The American Clean Energy and Security Act of 2009, passed by the House of Representatives, would, if enacted by the full Congress, have required greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives are expected to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.
Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. For example, in September 2009, the EPA adopted a new rule requiring approximately 13,000 facilities comprising a substantial percentage of annual U.S. greenhouse gas emissions to inventory their emissions starting in 2010 and to report those emissions to the EPA beginning in 2011. On November 30, 2010, the EPA finalized additional portions of this inventory rule relating to petroleum and natural gas systems that require inventories for that category of facilities beginning in January 2011 and reporting of those inventories beginning in March 2012. Also, on December 15, 2009, the EPA officially published its finalized determination that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA pave the way for the agency to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. Further, the EPA in June 2010 published a final rule providing for the tailored applicability of criteria that determine which stationary sources and modification projects become subject to permitting requirements for greenhouse gas emissions under two of the agency’s major air permitting programs. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in will capture sources that have the potential to emit at least 100,000 tons per year of greenhouse gases. This new permitting program may affect some of our customers’ largest new or modified facilities going forward.
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
Exterran Holdings owns and controls our general partner. One of our general partner’s directors is a director of Exterran Holdings and most of our executive officers are officers of Exterran Holdings. Therefore, conflicts of interest may arise between Exterran Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:
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
The unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding units voting together as a single class is required to remove the general partner. As of December 31, 2010, our general partner and its affiliates owned 57% of our aggregate outstanding common and subordinated units. Also, if our general partner is removed without cause during the subordination period and units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of the general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.

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
At December 31, 2010, Exterran Holdings and its affiliates held 4,743,750 subordinated units and 13,666,107 common units. All of the subordinated units will convert into common units at the end of the subordination period and some or all may convert earlier. The sale of these subordinated units or common units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. At December 31, 2010, our general partner and its affiliates owned 57% of our aggregate outstanding common and subordinated units, including all of our subordinated units.
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
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes. We could lose our status as a partnership for a number of reasons, including not having enough “qualifying income.” If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, then our cash available for distribution to you would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. The IRS has made no determination on our partnership status or any other tax matter affecting us.
Despite the fact that we are a limited partnership under Delaware law, a publicly traded partnership such as us will be treated as a corporation for federal income tax purposes unless 90% or more of its gross income from its business activities is “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and marketing of natural gas and natural gas products or other passive types of income such as interest and dividends. Although we do not believe based upon our current operations that we are treated as a corporation, we could be treated as a corporation for federal income tax purposes or otherwise subject to taxation as an entity if our gross income is not properly classified as qualifying income, there is a change in our business or there is a change in current law.
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
Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Currently we are subject to income and franchise taxes in several states. Imposition of such taxes on us reduce the cash available for distribution to our unitholders and may adversely affect the value of our common units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
If the IRS contests the federal income tax positions we take, the market for our common units may be adversely affected, and the costs of any IRS contest will reduce our cash available for distribution to you.
The IRS has made no determination with respect to our treatment as a partnership for federal income tax purposes, the classification of any of the gross income from our business operations as “qualifying income” under Section 7704 of the Internal Revenue Code, or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with, some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders and our general partner.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, judicial interpretations of the U.S. federal income tax laws may have a direct or indirect impact on our status as a partnership and, in some instances, a court’s conclusions may heighten the risk of a challenge regarding our status as a partnership. Moreover, members of Congress have recently considered substantive changes to the existing U.S. federal income tax laws that would have affected certain publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the “qualifying income” exception for us to be treated as a partnership for U.S. federal income tax purposes. Although the legislation considered would not have appeared to affect our tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes or differing judicial interpretations of existing laws could negatively impact the value of an investment in our common units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. If the IRS were to successfully challenge this method or new Treasury Regulations were issued, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, he may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
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
We will be considered to have constructively terminated as a partner for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will count only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders receiving two Schedules K-1) for one calendar year. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby the IRS may allow a publicly traded partnership that has technically terminated to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

As a result of investing in our common units, you may become subject to international, state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.
In addition to federal income taxes, you will likely be subject to other taxes, including international, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own or acquire property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file international, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We conduct business and/or own assets in the states of Alabama, Arizona, Arkansas, California, Colorado, Illinois, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Montana, Nebraska, New Mexico, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Each of these states, other than Texas, South Dakota and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities that may be unitholders. As we make acquisitions or expand our business, we may conduct business or own assets in additional states that impose a personal income tax or that impose entity level taxes to which certain unitholders could be subject. It is your responsibility to file all U.S. federal, international, state and local tax returns applicable to you in your particular circumstances.
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
ITEM 4. Removed and Reserved

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common units trade on the NASDAQ Global Market under the symbol “EXLP”. On February 17, 2011, the closing price of a common unit was $29.18. At the close of business on February 10, 2011, based upon information received from our transfer agent and brokers and nominees, we had 17 registered common unitholders and approximately 8,500 street name holders. As of February 17, 2011, we have also issued 4,743,750 subordinated units, for which there is no established public trading market. The subordinated units are held by Exterran Holdings. Exterran Holdings receives a quarterly distribution on these units only after sufficient funds have been paid to the common unitholders.

			Cash
			Distribution
	Price Range		per Common
	High	Low	Unit(1)
Year Ended December 31, 2009:
First Quarter	$13.73	$10.63	$0.4625
Second Quarter	$15.54	$11.79	$0.4625
Third Quarter	$19.30	$13.25	$0.4625
Fourth Quarter	$23.22	$15.56	$0.4625
Year Ended December 31, 2010:
First Quarter	$24.45	$20.02	$0.4625
Second Quarter	$26.62	$18.66	$0.4625
Third Quarter	$26.50	$20.75	$0.4675
Fourth Quarter	$26.99	$21.70	$0.4725

(1)	Cash distributions declared for each quarter are paid in the following calendar quarter.
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
Exterran Holdings owns 4,743,750 subordinated units. During the subordination period, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.35 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” units because for a period of time, referred to as the subordination period, the subordinated units are not entitled to receive any distributions until the common units have received the minimum quarterly distribution and any arrearages from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be available cash to be distributed on the common units.
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
Upon satisfaction of certain tests under our partnership agreement for any three consecutive four-quarter periods ending on or after September 30, 2009, 25% of the subordinated units convert into common units on a one-for-one basis. We met this condition as of June 30, 2010, and therefore 1,581,250 subordinated units owned by Exterran Holdings were converted into common units in August 2010. Similarly, if those tests are also satisfied for any three consecutive four-quarter periods ending on or after September 30, 2010, an additional 25% of the subordinated units (measured as if the first 25% of the subordinated units had not previously converted to common units) will convert into common units on a one-for-one basis. The second early conversion of subordinated units may not occur, however, until at least one year following the end of the period for the first early conversion of subordinated units.
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
The selected historical financial data as of December 31, 2010, 2009, 2008, 2007 and 2006 and for the years ended December 31, 2010, 2009, 2008 and 2007 and the period from June 22, 2006 through December 31, 2006 have been derived from our audited consolidated financial statements. The selected historical financial data for the period from January 1, 2006 through October 19, 2006 has been derived from the audited combined financial statements of our predecessor. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements which are contained in this report.

						Exterran Partners
	Exterran Partners, L.P.					Predecessor
					June 22, 2006	January 1, 2006
					through	through
	Years Ended December 31,				December 31,	October 19,
	2010(1)	2009(1)	2008(1)	2007(1)	2006(1)(2)	2006
Statement of Operations Data:
Revenue	$237,636	$181,729	$163,712	$107,675	$13,465	$317,973
Gross margin(3)	113,394	98,249	90,149	61,609	8,194	199,573
Depreciation and amortization	52,518	36,452	27,053	16,570	2,108	61,317
Long-lived asset impairment(4)	24,976	3,151	—	—	—	—
Selling, general and administrative expense	34,830	24,226	16,085	13,730	1,566	30,584
Interest expense	24,037	20,303	18,039	11,658	1,815	—
Other (income) expense, net	(314)	(1,208)	(1,430)	(22)	—	(298)
Income tax expense	680	541	555	272	—	—
Net income (loss)	(23,333)	14,784	29,847	19,401	2,705	107,970
Weighted average common units outstanding:
Basic	21,360	13,461	11,369	8,279	2,405
Diluted	21,360	13,477	11,414	8,377	2,406
Weighted average subordinated units outstanding:
Basic	5,731	6,325	6,325	6,325	2,405
Diluted	5,731	6,325	6,325	6,325	2,405
Earnings (loss) per common unit:
Basic	$(0.90)	$0.68	$1.62	$1.30	$0.55
Diluted	$(0.90)	$0.68	$1.61	$1.29	$0.55
Earnings (loss) per subordinated unit:
Basic	$(0.90)	$0.68	$1.62	$1.30	$0.55
Diluted	$(0.90)	$0.68	$1.61	$1.29	$0.55
Other Financial Data:
EBITDA, as further adjusted(3)	$104,807	$83,840	$86,004	$59,138	$7,277	$169,287
Distributable cash flow(3)	$66,831	$49,809	$56,996	$40,529	$5,200	$137,363
Capital expenditures:
Expansion(5)	$12,215	$5,308	$13,983	$25,283	$26	$72,009
Maintenance(6)	15,898	12,585	9,451	7,079	306	31,626
Cash flows provided by (used in):
Operating activities	$43,682	$55,936	$43,268	$34,520	$2,788	$151,236
Investing activities	(29,042)	(7,422)	(21,320)	(32,362)	(332)	(94,757)
Financing activities	(14,793)	(51,555)	(21,539)	(1,753)	(26)	(56,479)
Cash distribution paid per limited partner unit	$1.86	$1.85	$1.74	$1.38	$—

	Exterran Partners, L.P
	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$50	$203	$3,244	$2,835	$2,430
Working capital(7)	14,751	4,094	22,284	108	5,162
Total assets	813,345	717,226	599,944	386,088	203,661
Total debt	449,000	432,500	398,750	217,000	125,000
Partners’ capital	350,737	258,308	175,468	145,159	69,457

(1)	In October 2006 and July 2007 we acquired from Universal, and in July 2008, November 2009 and August 2010 we acquired from Exterran Holdings, contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements. An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect of these acquisitions was impracticable because such retroactive application would have required significant assumptions in a prior period that can not be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and direct operating expenses associated with the acquisitions beginning on the date of each such acquisition.

(2)	Exterran Partners, L.P. was formed on June 22, 2006 but did not commence operations until October 20, 2006.

(3)	Gross margin, EBITDA, as further adjusted and distributable cash flow, non-GAAP financial measures, are defined, reconciled to net income (loss) and discussed further in “Non-GAAP Financial Measures” below.

(4)	During December 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 370 idle compressor units, or approximately 117,000 horsepower, that were previously used to provide services in our business. As a result of our decision to sell these compressor units, we performed an impairment review and based on that review, have recorded a $24.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties.

As a result of a decline in market conditions during 2010 and 2009, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. The net book value of these assets exceeded their fair value by $0.4 million and $3.2 million, respectively, for the years ended December 31, 2010 and 2009, and was recorded as a long-lived asset impairment.

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

NON-GAAP FINANCIAL MEASURES
We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income tax expense. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.
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
The following table reconciles our net income (loss) to our gross margin (in thousands):

						Exterran Partners
	Exterran Partners, L.P.					Predecessor
					June 22, 2006	January 1, 2006
					through	through
	Years Ended December 31,				December 31,	October 19,
	2010	2009	2008	2007	2006(1)	2006
Net income (loss)	$(23,333)	$14,784	$29,847	$19,401	$2,705	$107,970
Depreciation and amortization	52,518	36,452	27,053	16,570	2,108	61,317
Long-lived asset impairment	24,976	3,151	—	—	—	—
Selling, general and administrative	34,830	24,226	16,085	13,730	1,566	30,584
Interest expense	24,037	20,303	18,039	11,658	1,815	—
Other (income) expense, net	(314)	(1,208)	(1,430)	(22)	—	(298)
Income tax expense	680	541	555	272	—	—

Gross margin	$113,394	$98,249	$90,149	$61,609	$8,194	$199,573

(1)	Exterran Partners, L.P. was formed on June 22, 2006 but did not commence operations until October 20, 2006.
We define EBITDA, as further adjusted, as net income (loss) plus income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, non-cash SG&A costs and any amounts by which cost of sales, other charges, and SG&A costs are reduced as a result of caps on these costs contained in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes. We believe EBITDA, as further adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization expense, impairment charges), tax consequences, caps on operating and SG&A costs, non-cash SG&A costs and reimbursements. Management uses EBITDA, as further adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as further adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.
EBITDA, as further adjusted, is not a measure of financial performance under GAAP, and should not be considered in isolation or as an alternative to net income (loss), cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from EBITDA, as further adjusted, are significant and necessary components to the operations of our business, and, therefore, EBITDA, as further adjusted, should only be used as a supplemental measure of our operating performance.

The following table reconciles our net income (loss) to EBITDA, as further adjusted (in thousands):

						Exterran Partners
	Exterran Partners, L.P.					Predecessor
					June 22, 2006	January 1, 2006
					through	through
	Years Ended December 31,				December 31,	October 19,
	2010	2009	2008	2007	2006(1)	2006
Net income (loss)	$(23,333)	$14,784	$29,847	$19,401	$2,705	$107,970
Income tax expense	680	541	555	272	—	—
Depreciation and amortization	52,518	36,452	27,053	16,570	2,108	61,317
Long-lived asset impairment	24,976	3,151	—	—	—	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	24,720	7,798	12,600	8,901	526	—
Non-cash selling, general and administrative costs	1,209	811	(2,090)	3,184	123	—
Non-cash non-recurring cash selling, general and administrative reimbursement	—	—	—	(848)	—	—
Interest expense	24,037	20,303	18,039	11,658	1,815	—

EBITDA, as further adjusted	$104,807	$83,840	$86,004	$59,138	$7,277	$169,287

(1)	Exterran Partners, L.P. was formed on June 22, 2006 but did not commence operations until October 20, 2006.
We define distributable cash flow as net income (loss) plus depreciation and amortization expense, impairment charges, non-cash SG&A costs, interest expense and any amounts by which cost of sales and SG&A costs are reduced as a result of caps on these costs contained in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes, less cash interest expense (excluding amortization of deferred financing fees and costs incurred to early terminate interest rate swaps) and maintenance capital expenditures, and excluding gains/losses on asset sales and non-recurring items. We believe distributable cash flow is an important measure of operating performance because it allows management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner) to the cash distributions we expect to pay our unitholders. Using distributable cash flow, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.
Distributable cash flow is not a measure of financial performance under GAAP, and should not be considered in isolation or as an alternative to net income (loss), cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from distributable cash flow are significant and necessary components to the operations of our business, and, therefore, distributable cash flow should only be used as a supplemental measure of our operating performance.

The following table reconciles our net income (loss) to distributable cash flow (in thousands):

						Exterran Partners
	Exterran Partners, L.P.					Predecessor
					June 22, 2006	January 1, 2006
					through	through
	Years Ended December 31,				December 31,	October 19,
	2010	2009	2008	2007	2006(1)	2006
Net income (loss)	$(23,333)	$14,784	$29,847	$19,401	$2,705	$107,970
Depreciation and amortization	52,518	36,452	27,053	16,570	2,108	61,317
Long-lived asset impairment	24,976	3,151	—	—	—	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	24,720	7,798	12,600	8,901	526	—
Non-cash selling, general and administrative costs	1,209	811	(2,090)	3,184	123	—
Interest expense	24,037	20,303	18,039	11,658	1,815	—
Expensed acquisition cost	356	803	—	—	—	—
Non-cash non-recurring cash selling, general and administrative reimbursement	—	—	—	(848)	—	—
Less: Gain on sale of compression equipment	(667)	(2,011)	(1,435)	—	—	(298)
Less: Cash interest expense	(21,087)	(19,697)	(17,567)	(11,258)	(1,771)	—
Less: Maintenance capital expenditures	(15,898)	(12,585)	(9,451)	(7,079)	(306)	(31,626)

Distributable cash flow	$66,831	$49,809	$56,996	$40,529	$5,200	$137,363

(1)	Exterran Partners, L.P. was formed on June 22, 2006 but did not commence operations until October 20, 2006.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part I, Item 1A (“Risk Factors”) in this report.
Overview
We are a Delaware limited partnership formed in June 2006 to provide natural gas contract operations services to customers throughout the U.S. We completed an initial public offering in October 2006. Our contract operations services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers. While we were formed in June 2006, we did not commence operations until October 20, 2006.
We and our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly service rate that is reduced if we fail to operate in accordance with the contract terms. At the end of an initial minimum term, which is typically between six and twelve months, contract operations services generally continue until terminated by either party with 30 days advanced notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. See “General Terms of Our Contract Operations Customer Service Agreements,” in Part I, Item 1 (“Business”) of this report, for a more detailed description.
Generally, our overall business activity and revenue increase as the demand for natural gas increases. Demand for our compression services is linked more directly to natural gas consumption and production than to exploration activities, which limits our direct exposure to commodity price risk. Because we typically do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is provided to us by our customers, our direct exposure to commodity price risk is further reduced.
Industry Conditions and Trends
Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of natural gas reserves in the U.S. Spending by natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of, oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in natural gas exploration and production spending will normally result in changes in demand for our services.
Natural gas consumption in the U.S. for the twelve months ended November 30, 2010 increased by approximately 5% over the twelve months ended November 30, 2009, is expected to increase by 0.3% in 2011, and is expected to increase by an average of 0.3% per year thereafter until 2035 according to the Energy Information Administration (“EIA”). For 2009, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas. The EIA expects total U.S. marketed natural gas production to decrease by 0.3% in 2011. The EIA estimates that the natural gas production level in the U.S. will be approximately 23 trillion cubic feet in calendar year 2035. Natural gas marketed production in the U.S. for the twelve months ended November 30, 2010 increased by approximately 3% compared to the twelve months ended November 30, 2009.
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
Our revenue, earnings, financial position and capital spending are affected by, among other things, (i) market conditions that impact demand and pricing for natural gas compression, (ii) our customers’ decisions to utilize our services rather than utilize products or services from our competitors, and (iii) the timing and consummation of acquisitions of additional contract operations customer contracts and equipment from Exterran Holdings. In particular, many of our contracts with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations and cash available for distribution. As we believe there will be increased activity in certain U.S. natural gas plays, we anticipate investing more capital for new fleet units than we have in the recent past.
In the year ended December 31, 2010, we began to see an increase in overall natural gas activity and an increase in our compression order activity. Our total operating horsepower increased by approximately 8%, excluding the impact of the August 2010 Contract Operations Acquisition, during the year ended December 31, 2010. We believe the activity levels around the natural gas industry in the U.S. will continue to increase in 2011, particularly in shale plays and areas focused on the production of natural gas liquids. However, we believe that due to uncertainty around natural gas supply and demand and natural gas prices, along with the current available supply of idle and underutilized compression equipment owned by our customers and competitors, we may not be able to significantly improve our horsepower utilization and pricing and therefore revenues in the near term (excluding the impact of potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us). Our contract operations services business has historically experienced more stable demand than that of certain other energy service products and services. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the year ended December 31, 2010 of approximately $2.4 million and $1.1 million, respectively.
Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2011 (see Note 3 to the Financial Statements). During the years ended December 31, 2010 and 2009, our cost of sales exceeded this cap by $21.4 million and $7.2 million, respectively. During the years ended December 31, 2010 and 2009, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $3.3 million and $0.6 million, respectively.
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
Compression Fleet Utilization. Our ability to increase our revenues is dependent in large part on our ability to increase our utilization of our idle fleet. We believe that uncertainty around natural gas supply and demand and natural gas prices, along with the current available supply of idle and underutilized compression equipment owned by our customers and competitors will make it challenging for us to significantly improve our horsepower utilization and pricing and therefore revenues in the near term (excluding the impact of potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us).
Dependence on Cost Caps with Exterran Holdings. Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period of time, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any SG&A costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). At December 31, 2010, cost of sales were capped at $21.75 per operating horsepower per quarter and SG&A costs were capped at $7.6 million per quarter. During 2010 and 2009, our cost of sales exceeded this cap by $21.4 million and $7.2 million, respectively, and our SG&A expense exceeded this cap by $3.3 million and $0.6 million, respectively. Accordingly, our cash generated from operating surplus and our EBITDA, as further adjusted (please see Selected Financial Data — Non-GAAP Financial Measure for a discussion of EBITDA, as further adjusted), would have been approximately $24.7 million lower during 2010 and approximately $7.8 million lower during 2009 without the cost caps. As a result, without the benefit of the cost caps, we would not have generated sufficient available cash from operating surplus during each of 2009 and 2010 to pay distributions at the levels paid during those years without having to incur borrowings. These cost caps expire on

December 31, 2011 and Exterran Holdings is under no obligation to extend them. The expiration of these caps, without an extension to them under the Omnibus Agreement, would likely reduce the amount of cash flow available to unitholders and, accordingly, may impair our ability to maintain or increase our distributions.
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
Labor. We have no employees. Exterran Holdings provides all operational staff, corporate staff and support services necessary to run our business, and therefore we depend on Exterran Holdings’ ability to hire, train and retain qualified personnel. Although Exterran Holdings has been able to satisfy personnel needs in these positions thus far, retaining these employees has been a challenge. To increase retention of qualified operating personnel, Exterran Holdings has instituted programs that enhance skills and provide on-going training. Our ability to grow and to continue to make quarterly distributions will depend in part on Exterran Holdings’ success in hiring, training and retaining these employees.
Operating Highlights
The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (horsepower in thousands).

	Years Ended December 31,
	2010	2009	2008
Total Available Horsepower (at period end)(1)	1,572	1,304	1,026
Total Operating Horsepower (at period end)(1)	1,384	1,050	909
Average Operating Horsepower	1,179	878	754
Horsepower utilization:
Spot (at period end)	88%	81%	89%
Average	81%	82%	90%

(1)	Includes compressor units with an aggregate horsepower of 278 thousand, 145 thousand and 125 thousand leased from Exterran Holdings as of December 31, 2010, 2009 and 2008, respectively. Excludes compressor units with an aggregate horsepower of 18 thousand, 15 thousand and 8 thousand leased to Exterran Holdings as of December 31, 2010, 2009 and 2008, respectively (see Note 3 to the Financial Statements).
Summary of Results
Net income (loss). We recorded net loss of $23.3 million in the year ended December 31, 2010, and net income of $14.8 million and $29.8 million for the years ended December 31, 2009 and 2008, respectively. The reduction of net income in the year ended December 31, 2010 compared to the prior two years was primarily caused by long-lived asset impairments of $25.0 million, lower pricing and an increase in our field operating expenses, partially offset by the benefit of the inclusion of the results from the assets acquired in the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition.
EBITDA, as further adjusted. Our EBITDA, as further adjusted, was $104.8 million, $83.8 million and $86.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in EBITDA, as further adjusted in the year ended December 31, 2010 compared to the prior two years was primarily caused by the inclusion of the results from the assets acquired in the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition, partially offset by lower pricing and an increase in our field operating expenses. For a reconciliation of EBITDA, as further adjusted to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Selected Financial Data — Non-GAAP Financial Measures of this report.

Financial Results of Operations
Year ended December 31, 2010 compared to year ended December 31, 2009
The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Years Ended December 31,
	2010	2009
Revenue	$237,636	$181,729
Gross margin(1)	113,394	98,249
Gross margin percentage	48%	54%
Expenses:
Depreciation and amortization	$52,518	$36,452
Long-lived asset impairment	24,976	3,151
Selling, general and administrative	34,830	24,226
Interest expense	24,037	20,303
Other (income) expense, net	(314)	(1,208)
Income tax expense	680	541

Net income (loss)	$(23,333)	$14,784

(1)	For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.
Revenue. Average monthly operating horsepower was approximately 1,178,600 and 877,700 for the years ended December 31, 2010 and 2009, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition, which was partially offset by a 3% decrease in revenue per average operating horsepower for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in pricing was due to the challenging market conditions in the U.S. natural gas energy industry.
Gross Margin. The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to the inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. The decrease in gross margin percentage was primarily caused by lower pricing and an increase in our field operating expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009.
Depreciation and Amortization. The increase in depreciation and amortization expense during the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the November 2009 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Long-lived Asset Impairment. During December 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 370 idle compressor units, or approximately 117,000 horsepower, that were previously used to provide services in our business. As a result of our decision to sell these compressor units, we performed an impairment review and based on that review, have recorded a $24.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties. We expect it will take several years to sell these compressor units and, if we are not able to sell these units for the amount we estimated in our impairment analysis, we could be required to record additional impairments in future periods.
This decision is part of our longer-term strategy to upgrade our fleet. As part of this strategy, we also currently plan to invest more than we have in the recent past to add newly built compressor units to our fleet. We expect to focus this investment on key growth areas, including providing compression and processing services to producers of natural gas from shale plays and natural gas liquids.

As a result of a decline in market conditions and operating horsepower during 2010 and 2009, we reviewed our idle compression assets for units that were not of the type, configuration, make or model that are cost efficient to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of the units to determine the fair value of the assets. As a result of reviews during the year ended December 31, 2010, we determined that 9 units representing approximately 1,800 horsepower would be retired from the fleet. During the year ended December 31, 2009, we determined that 56 units representing approximately 8,900 horsepower would be retired from the fleet. We recorded approximately $0.4 million and $3.2 million of long-lived asset impairments on idle compression units during the years ended December 31, 2010 and 2009, respectively. See Note 10 to the Financial Statements for further discussion of the long-lived asset impairments.
SG&A. SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. The increase in SG&A expense was primarily due to increased costs associated with the increase in revenues after the November 2009 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. In addition, SG&A expenses for the year ended December 31, 2010 increased due to $0.8 million in additional sales taxes as a result of a state tax ruling received in June 2010 that applies retroactively back to July 2007 to certain contract compression transactions. SG&A expenses represented 15% and 13% of revenues for the years ended December 31, 2010 and 2009, respectively. The increase in SG&A expense as a percentage of revenues was primarily due to the decrease in revenue per operating horsepower without a corresponding reduction in SG&A expense.
Interest Expense. The increase in interest expense was primarily due to a higher average balance of long-term debt and an increase in our weighted average effective interest rate for the year ended December 31, 2010 compared to the year ended December 31, 2009, resulting from the additional debt incurred for the November 2009 Contract Operations Acquisition. Our weighted average effective interest rate, including the impact of interest rate swaps, was 5.4% for the year ended December 31, 2010 compared to 4.7% for the year ended December 31, 2009.
Other (Income) Expense, Net. Other (income) expense, net for the year ended December 31, 2010 included $0.7 million of gains on the sale of used compression equipment, offset by $0.4 million of transaction costs associated with the August 2010 Contract Operations Acquisition recorded in the year ended December 31, 2010. Other (income) expense, net for the year ended December 31, 2009 included $2.0 million of gains on the sale of used compression equipment, offset by $0.8 million of transaction costs associated with the November 2009 Contract Operations Acquisition.
Income Tax Expense. Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax expense for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to an increase in our revenue earned within the state of Texas.
Year ended December 31, 2009 compared to year ended December 31, 2008
The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Years Ended December 31,
	2009	2008
Revenue	$181,729	$163,712
Gross margin(1)	98,249	90,149
Gross margin percentage	54%	55%
Expenses:
Depreciation and amortization	$36,452	$27,053
Long-lived asset impairment	3,151	—
Selling, general and administrative	24,226	16,085
Interest expense	20,303	18,039
Other (income) expense, net	(1,208)	(1,430)
Income tax expense	541	555

Net income	$14,784	$29,847

(1)	For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Revenue. Average monthly operating horsepower was approximately 877,700 and 754,200 for the years ended December 31, 2009 and 2008, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition and July 2008 Contract Operations Acquisition. The inclusion of the results from the assets acquired in the November 2009 Contract Operations Acquisition and July 2008 Contract Operations Acquisition accounted for approximately $7.6 million and $58.3 million, respectively, of the increase in revenue, partially offset by an 8% decrease in average operating horsepower utilization and a decrease of 5% in revenue per average operating horsepower due to lower pricing, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in horsepower utilization and pricing was due to deterioration in the economic climate and natural gas energy conditions in the U.S.
Gross Margin. The increase in gross margin for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily due to the inclusion of the results from the assets acquired in the November 2009 and July 2008 Contract Operations Acquisitions, partially offset by a decrease in horsepower utilization and lower pricing for the year ended December 31, 2009 compared to the year ended December 31, 2008.
Depreciation and Amortization. The increase in depreciation and amortization expense was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the November 2009 and July 2008 Contract Operations Acquisitions.
Long-lived Asset Impairment. As a result of a decline in market conditions and operating horsepower during 2009, we reviewed our idle compression assets for units that were not of the type, configuration, make or model that are cost efficient to maintain and operate. As a result of that review, we determined that 56 units representing approximately 8,900 horsepower would be retired from the fleet. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the fleet assets we will no longer utilize in our operations. The net book value of these assets exceeded the fair value by $3.2 million and the difference was recorded as a long-lived asset impairment in the consolidated statements of operations.
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

Liquidity and Capital Resources
The following table summarizes our sources and uses of cash for the years ended December 31, 2010 and 2009, and our cash and working capital as of the end of such periods (in thousands):

	Years Ended December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$43,682	$55,936
Investing activities	(29,042)	(7,422)
Financing activities	(14,793)	(51,555)

Net change in cash	$(153)	$(3,041)

	December 31,
	2010	2009
Cash and cash equivalents	$50	$203
Working capital	14,751	4,094
Operating Activities. The decrease in net cash provided by operating activities was primarily due to the payment of $14.8 million to terminate interest rate swaps and due to lower income levels in the year ended December 31, 2010 compared to the year ended December 31, 2009. These decreases in operating cash flows were partially offset by the benefit of the inclusion of the results from the assets acquired in the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition.
Investing Activities. The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures for the year ended December 31, 2010 compared to the year ended December 31, 2009 and an increase in amounts due from affiliates in the year ended December 31, 2010. Capital expenditures for the year ended December 31, 2010 were $28.1 million, consisting of $12.2 million for fleet growth capital and $15.9 million for compressor maintenance activities. We purchased $9.8 million of new compression equipment from Exterran Holdings during the year ended December 31, 2010.
Financing Activities. The decrease in cash used in financing activities was the result of net borrowings under our debt facilities in 2010 of $16.5 million and net repayments in 2009 under out debt facilities of $23.5 million. Lower cash provided by operating activities in 2010 and higher 2010 capital expenditures, both discussed above, were primarily responsible for the change in borrowings. In addition, an increase of $16.9 million in capital contributions during the year ended December 31, 2010 compared to the year ended December 31, 2009 was substantially offset by a $13.4 million increase in distributions to unitholders in the year ended December 31, 2010 compared to the prior year.
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
Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to spend approximately $22.0 million to $26.0 million on equipment maintenance capital during 2011. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. Given that the substantial majority of the idle compression equipment has been and is currently held by Exterran Holdings, much of the idle compression equipment required for these contract operations services opportunities has been held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Since Exterran Holdings has owned the substantial majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will increase (and that lease expense will be reduced).
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
Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. We expect that we will rely primarily upon external financing sources, including our Credit Agreement (as defined below) and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow.
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
Long-term Debt. On November 3, 2010, we entered into an amendment and restatement of our senior secured credit agreement (as so amended and restated, the “Credit Agreement”) to provide for a new five-year, $550 million senior secured credit facility consisting of a $400 million revolving credit facility and a $150 million term loan. Concurrent with the execution of the agreement, we borrowed $304.0 million under the revolving credit facility and $150 million under the term loan and used the proceeds to (i) repay the entire $406.1 million outstanding under our previous senior secured credit facility, (ii) repay the entire $30.0 million outstanding under the 2009 ABS Facility and terminate that facility, (iii) pay $14.8 million to terminate the interest rate swap agreements to which we were a party and (iv) pay customary fees and other expenses relating to the facility. We incurred transaction costs of approximately $4.0 million related to the Credit Agreement. These costs were included in Intangible and other assets, net and are being amortized over the respective facility terms. As a result of the amendment and restatement of our Credit Agreement, we expensed $0.2 million of unamortized deferred financing costs associated with our refinanced debt, which is reflected in Interest expense in our consolidated statement of operations.
As of December 31, 2010, we had undrawn capacity of $101.0 million under our revolving credit facility.
The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 2.25% to 3.25% or (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the higher of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.0%. At December 31, 2010, all amounts outstanding under the revolving credit facility were LIBOR loans and the applicable margin was 2.5%. The weighted average interest rate on the outstanding balance of our revolving credit facility at December 31, 2010, excluding the effect of interest rate swaps, was 2.8%.
The term loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 2.5% to 3.5% or (ii) in the case of base rate loans, from 1.5% to 2.5%. At December 31, 2010, all amounts outstanding under the term loan were LIBOR loans and the applicable margin was 2.75%. The average interest rate on the outstanding balance of the term loan at December 31, 2010, excluding the effect of interest rate swaps, was 3.1%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our significant subsidiaries, including all of the membership interests of our U.S. significant subsidiaries. Subject to certain conditions, at our request, and with the approval of the administrative agent (as defined in the Credit Agreement), the aggregate commitments under the Credit Agreement may be increased by an additional $150 million.
The Credit Agreement contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Credit Agreement) and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. The Credit Agreement allows for our Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes. Therefore, because the August 2010 Contract Operations Acquisition closed in the third quarter of 2010, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through March 31, 2011, reverting to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. As of December 31, 2010, we maintained a 5.8 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. The Credit Agreement also contains various covenants regarding mandatory prepayments from net cash proceeds of certain future asset transfers or debt issuances. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our Credit Agreement, this could lead to a default under the Credit Agreement. As of December 31, 2010, we were in compliance with all financial covenants under the Credit Agreement.
In connection with the November 2009 Contract Operations Acquisition, we entered into the 2009 ABS Facility, a portion of which was used to fund the transaction. In connection with our entering into the Credit Agreement, we repaid the entire outstanding balance under the 2009 ABS Facility and terminated that facility.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps. We expect $11.0 million of the amount included in accumulated other comprehensive income (loss) to be amortized into interest expense in 2011. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of our interest rate swap agreements.
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
On January 28, 2011, Exterran GP LLC’s board of directors approved a cash distribution of $0.4725 per limited partner unit, or approximately $16.0 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from October 1, 2010 through December 31, 2010. The record date for this distribution was February 9, 2011 and payment was made on February 14, 2011.

Contractual Obligations. The following table summarizes our cash contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt(1):
Revolving credit facility	$299,000	$—	$—	$299,000	$—
Term loan facility	150,000	—	—	150,000	—

Total long-term debt	449,000	—	—	449,000	—
Estimated interest payments(2)	74,071	15,233	30,467	28,371	—

Total contractual obligations	$523,071	$15,233	$30,467	$477,371	$—

(1)	Amounts represent the expected cash payments for principal on our total debt and do not include any deferred issuance costs or fair market valuation of our debt. For more information on our long-term debt, see Note 5 to the Financial Statements.

(2)	Interest amounts calculated using the interest rates in effect as of December 31, 2010, including the effect of our interest rate swap agreements.
Effects of Inflation. Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.
Off-Balance Sheet Arrangements. We have no material off-balance sheet arrangements.
Critical Accounting Estimates
This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial condition are as follows:
Allowances and Reserves
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. For the years ended December 31, 2010, 2009 and 2008, we recorded bad debt expense of approximately $1.3 million, $0.6 million and $0.2 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $0.1 million for the year ended December 31, 2010.
Depreciation
Property, plant and equipment are carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives and salvage values. The assumptions and judgments we use in determining the estimated useful lives and salvage values of our property, plant and equipment reflect both historical experience and expectations regarding future use of our assets. The use of different estimates, assumptions and judgments in the establishment of property, plant and equipment accounting policies, especially those involving their useful lives, would likely result in significantly different net book values of our assets and results of operations.

Business Combinations and Goodwill
Goodwill and intangible assets acquired in connection with business combinations represent the excess of consideration over the fair value of tangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed.
We perform an impairment test for goodwill assets annually or earlier if indicators of potential impairment exist. Our goodwill impairment test involves a comparison of the fair value of our reporting unit with its carrying value. We determine the fair value of our reporting units using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting units’ earnings before interest, tax, depreciation and amortization. Significant estimates for each reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples. Changes in forecasts, cost of capital and market multiples could affect the estimated fair value of our reporting units and result in a goodwill impairment charge in a future period. The fair value of our reporting unit as of December 31, 2010 exceeded its book value by a significant margin.
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
Recent Accounting Pronouncements
There are no recent accounting pronouncements that we expect to have a material impact on our consolidated financial statements.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt
We are exposed to market risk due to variable interest rates under our financing arrangements.
As of December 31, 2010, after taking into consideration interest rate swaps, we had approximately $324.0 million of outstanding indebtedness that was effectively subject to floating interest rates. An interest rate swap with a notional value of $125.0 million at 1.8% became effective on February 1, 2011 and was not included in the calculation of debt subject to floating interest rates at December 31, 2010. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2010 would result in an annual increase in our interest expense of approximately $3.2 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 to the Financial Statements.
ITEM 8. Financial Statements and Supplementary Data
Our consolidated financial statements included in this report beginning on page F-1 are incorporated herein by reference.
ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of December 31, 2010, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
As required by Exchange Act Rules 13a-15(c) and 15d-15(c), the management of Exterran GP LLC, the general partner of our general partner, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
The effectiveness of internal control over financial reporting as of December 31, 2010 was audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in its report found on the following page of this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Exterran Partners, L.P.
Houston, Texas
We have audited the internal control over financial reporting of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Partnership and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 24, 2011

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
Pursuant to Rule 5615(a)(4) of the NASDAQ Stock Market (“NASDAQ”) Marketplace Rules, NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of Exterran GP LLC or to establish a compensation committee or a nominating committee. Exterran GP LLC has nine directors. The board of directors has determined that three of its nine directors — James G. Crump, G. Stephen Finley and Edmund P. Segner, III — are “independent directors” within the meaning of applicable NASDAQ rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, Exterran GP LLC has adopted standards that incorporate the NASDAQ and Exchange Act standards.
Exterran GP LLC’s board of directors has standing audit, compensation and conflicts committees. The written charter for each of these committees is available on our website at www.exterran.com. We will also provide a copy of any of our committee charters to any of our unitholders without charge upon written request to Investor Relations, 16666 Northchase Drive, Houston, Texas 77060.
Exterran GP LLC’s board of directors met eight times and took action by unanimous written consent on three occasions during 2010. During 2010, each member of the board of directors attended at least 75% of the aggregate number of meetings of the board of directors and any committee of the board of directors on which such director served.
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
Audit Committee. The audit committee, which met five times during 2010, consists of Messrs. Crump (chair), Finley and Segner. The board of directors has determined that each of Messrs. Crump, Finley and Segner is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each is “independent” within the meaning of the applicable NASDAQ and Exchange Act rules regulating audit committee independence. The audit committee assists the board of directors of Exterran GP LLC in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee.
Compensation Committee. The compensation committee, which met four times and took action by unanimous written consent on one occasion during 2010, consists of Messrs. Crump, Finley (chair) and Segner. The purpose of the compensation committee is to discharge the board of directors’ responsibilities relating to compensation of Exterran GP LLC’s executives, to produce an annual report relating to the CD&A (as defined below) for inclusion in our Annual Report on Form 10-K, in accordance with the rules and regulations of the SEC, and to oversee the development and implementation of our compensation programs. The function of the compensation committee is discussed in greater detail in Part III, Item 11 (“Executive Compensation — Compensation Discussion & Analysis — Partnership Compensation Committee Structure and Responsibilities”) of this report.
Conflicts Committee. The conflicts committee, which met seven times during 2010, consists of Messrs. Crump (chair), Finley and Segner. The purpose of the conflicts committee is to carry out the duties of the committee as set forth in our Partnership Agreement and the Omnibus Agreement, and any other duties delegated by the board of directors of Exterran GP LLC that it believes may involve a conflict of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common units (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations, as set forth in Section 16(a) of the Exchange Act, except that a Form 3 disclosing Mr. Kishkill’s status as a Section 16 officer was filed late due to an administrative error.
Code of Ethics
Exterran GP LLC has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to Exterran GP LLC and its subsidiaries and affiliates, including us, and to all of its and their employees, officers, including its principal executive officer, principal financial officer and principal accounting officer, and directors. A copy of the Code is available on our website at www.exterran.com. We also will provide a copy of the Code to any of our unitholders without charge upon written request to Investor Relations, 16666 Northchase Drive, Houston, Texas 77060.
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
The following table shows information regarding the current directors and executive officers of Exterran GP LLC:

Name	Age	Position with Exterran GP LLC
Ernie L. Danner	56	President, Chief Executive Officer and Chairman of the Board
Michael J. Aaronson	36	Vice President, Chief Financial Officer and Director
J. Michael Anderson	48	Senior Vice President and Director
D. Bradley Childers	46	Senior Vice President and Director
Joseph G. Kishkill	46	Senior Vice President
Daniel K. Schlanger	37	Senior Vice President and Director
Donald C. Wayne	44	Senior Vice President and General Counsel
Kenneth R. Bickett	49	Vice President, Finance and Accounting
David S. Miller	47	Director
James G. Crump	70	Director
G. Stephen Finley	60	Director
Edmund P. Segner, III	57	Director
Ernie L. Danner. Mr. Danner was elected President and Chief Executive Officer and Chairman of the Board of Exterran GP LLC in July 2009, having served as President since October 2008. Mr. Danner served as a director of Exterran GP LLC from October 2006 through May 2008 and rejoined the board in October 2008. Mr. Danner was also elected President and Chief Executive Officer of Exterran Holdings in July 2009, having served as President and Chief Operating Officer since October 2008. Prior to the merger of Hanover and Universal, Mr. Danner had been a member of Universal’s board of directors since Universal’s acquisition of Tidewater Compression Services, Inc. in 1998. Mr. Danner served in various positions of increasing responsibility at Universal from 1998 until 2007, including as an Executive Vice President of Universal from February 1998 to 2007 and Chief Operating Officer from July 2006 to August 2007. Prior to joining Universal, Mr. Danner served as Chief Financial Officer and Senior Vice President of MidCon Corp. (an interstate pipeline company and a wholly-owned subsidiary of Occidental Petroleum Corporation). Mr. Danner is also a director of

Exterran Holdings, Inc. and Copano Energy, LLC (a natural gas gathering and processing company). He served as a director of Anchor Drilling Fluids, Inc. (a privately held company providing services to exploration and production companies) from 2008 to 2010. He also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries. Mr. Danner holds a B.A. and an MBA in Accounting from Rice University.
Mr. Danner’s day to day leadership as our Chief Executive Officer and his role in forming the Partnership provide him with an intimate knowledge of our Partnership, including its strategies, operations and markets, and his outside board service brings experience with related sectors of the energy industry. Mr. Danner’s business judgment, management experience and leadership skills are highly valuable in assessing our business strategies and accompanying risks. We believe these skills and experiences make Mr. Danner well qualified to serve as Chairman of the Board of Exterran GP LLC.
Michael J. Aaronson. Mr. Aaronson joined Exterran GP LLC in July 2010 and was elected Vice President and Chief Financial Officer and as a director in August 2010. Prior to that, Mr. Aaronson served as Managing Partner of Boulder OAK Investment Fund (a private investment company) from February 2009 to June 2010. From July 1997 to January 2009, Mr. Aaronson served in positions of increasing responsibility with the Global Energy & Power Investment Banking Group of Merrill Lynch & Co. (a financial management and advisory firm), including as Vice President beginning in 2004 and as Director beginning in 2007. Mr. Aaronson is also an officer of certain other Exterran Holdings majority-owned subsidiaries. Mr. Aaronson holds a B.A. from Rice University.
Through his role as our Chief Financial Officer, Mr. Aaronson brings to the board of directors extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Aaronson also brings valuable financial expertise, including extensive experience with capital markets transactions, knowledge of the energy industry and familiarity with master limited partnerships from his prior role as an investment banker. We believe this knowledge and experience make Mr. Aaronson well qualified to serve as a director of Exterran GP LLC.
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
Through his role as Exterran Holdings’ Chief Financial Officer and his involvement in our formation, Mr. Anderson brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Anderson also brings valuable financial expertise, including extensive experience with capital markets transactions and knowledge of the energy industry from his prior role as an investment banker. We believe this knowledge and experience make Mr. Anderson well qualified to serve as a director of Exterran GP LLC.
D. Bradley Childers. Mr. Childers was elected Senior Vice President of Exterran GP LLC in June 2006 and as a director of Exterran GP LLC in May 2008. He also serves as Senior Vice President of Exterran Holdings and as President, North America of Exterran Energy Solutions, L.P. Prior to the merger of Hanover and Universal, Mr. Childers was Senior Vice President of Universal and President of the International Division of Universal Compression, Inc., Universal’s wholly-owned subsidiary, positions he held since July 2006. Previously, he served as Senior Vice President, Business Development, General Counsel and Secretary of Universal beginning in April 2005 and as Senior Vice President, General Counsel and Secretary of Universal beginning in September 2002. Prior to joining Universal, he held various positions with Occidental Petroleum Corporation and its subsidiaries (an international oil and gas exploration and production company), from 1994 to 2002, including as Vice President, Business Development at Occidental Oil and Gas Corporation, and as a corporate counsel. Mr. Childers also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries. Mr. Childers holds a B.A. from Claremont McKenna College and a J.D. from the University of Southern California.
As President, North America of Exterran Energy Solutions, L.P., Mr. Childers has intimate knowledge of our contract compression operations as well as a unique understanding of market factors and operational challenges and opportunities. Also, through his prior role as General Counsel of Exterran Holdings’ predecessor, Mr. Childers is familiar with a full range of company and board functions. We believe this knowledge and experience make Mr. Childers well qualified to serve as a director of Exterran GP LLC.

Joseph G. Kishkill. Mr. Kishkill was elected Senior Vice president of Exterran GP LLC in May 2010. He also serves as Senior Vice President of Exterran Holdings, a position he has held since February 2009, and as President, Eastern Hemisphere of Exterran Energy Solutions, L.P., having served as President, Latin America from March 2008 to November 2009. Prior to the merger of Hanover and Universal, Mr. Kishkill held the position of Vice President, Latin America with Universal. Mr. Kishkill joined Universal in 2002 as a General Manager in South America. Mr. Kishkill held positions of increasing responsibility with Enron Corporation from 1990 to 2001, advancing to Chief Executive Officer for South America. During his career, Mr. Kishkill has been based in Dubai, Brazil and Argentina and has provided management services for energy projects and pipelines throughout South America. Mr. Kishkill also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries. Mr. Kishkill earned a B.S. in electrical engineering from Brown University and an MBA from Harvard University.
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
In his position as Senior Vice President, Operations Services of Exterran Holdings, Mr. Schlanger has unique insight into our operational challenges and opportunities. Also, through his prior role as our Chief Financial Officer and previously as an investment banker who provided advice regarding the structuring of our Partnership, Mr. Schlanger brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Schlanger also brings financial expertise, including experience with capital markets transactions, knowledge of the energy industry and familiarity with master limited partnerships from his prior role as an investment banker. We believe this knowledge and experience make Mr. Schlanger well qualified to serve as a director of Exterran GP LLC.
Donald C. Wayne. Mr. Wayne was elected Senior Vice President and General Counsel of Exterran GP LLC in May 2008, having served as Vice President, General Counsel and Secretary since August 2006. He also serves as Senior Vice President, General Counsel and Secretary of Exterran Holdings. Prior to the merger of Hanover and Universal, Mr. Wayne served as Vice President, General Counsel and Secretary of Universal, a position he assumed upon joining Universal in August 2006. Prior to joining Universal, he served as Vice President, General Counsel and Corporate Secretary of U.S. Concrete, Inc. (a producer of ready-mixed concrete and concrete-related products) from 1999 to August 2006. Prior to joining U.S. Concrete in 1999, Mr. Wayne served as an attorney with the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Mr. Wayne also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries. Mr. Wayne holds a B.A. from Tufts University and a J.D. and an MBA from Washington University (St. Louis).
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
David S. Miller. Mr. Miller was elected as a director of Exterran GP LLC in March 2009. He has served as Vice President and Chief Financial Officer, Eastern Hemisphere of Exterran Energy Solutions, L.P. since August 2010, and previously served as Vice President and Chief Financial Officer of Exterran GP LLC from March 2009 to August 2010. Prior to that, Mr. Miller served as Chief Operating Officer of JMI Realty, a private real estate investment and development company, from October 2005 to January 2009. From April 2002 to September 2005, Mr. Miller was a partner with SP Securities LLC, a private investment banking firm. Prior to joining SP Securities LLC, Mr. Miller served in positions of increasing responsibility with the Energy Investment Banking department of Merrill Lynch & Co, Inc. (a financial management and advisory firm) from May 1993 to March 2002, including as Vice President beginning in 1996 and as Director beginning in 1999. Mr. Miller holds a B.S. in finance from Southern Methodist University and an MBA from Northwestern University J.L. Kellogg Graduate School of Management.

Through his former role as our Vice President and Chief Financial Officer, Mr. Miller brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Miller also brings valuable financial expertise, including extensive experience with capital markets transactions, knowledge of the energy industry and familiarity with the natural gas compression industry from his prior role as an investment banker. We believe this knowledge and experience make Mr. Miller well qualified to serve as a director of Exterran GP LLC.
James G. Crump. Mr. Crump was appointed as a director of Exterran GP LLC in October 2006. Mr. Crump began his career at Price Waterhouse in 1962 and became a partner in 1974. From 1977 until the merger of Price Waterhouse and Coopers Lybrand in 1998, Mr. Crump held numerous management and leadership roles. From 1998 until his retirement in 2001, Mr. Crump served as Global Energy and Mining Cluster Leader, as a member of the U.S. Management Committee and the Global Management Committee and as Houston Office Managing Partner. Mr. Crump also serves as chairman of the audit committee and a member of the conflicts committee of the board of directors of Copano Energy, L.L.C. (a natural gas gathering and processing company). Mr. Crump holds a B.A. in accounting from Lamar University.
With a nearly 40-year career focused on providing independent public accounting services to the energy industry, Mr. Crump contributes a broad-based understanding of the oil and gas industry and of complex accounting and financial matters. Mr. Crump also serves on the audit and conflicts committees of the board of directors of another energy services company. We believe this knowledge and experience make Mr. Crump well qualified to serve as a director of Exterran GP LLC.
G. Stephen Finley. Mr. Finley was elected as a director of Exterran GP LLC in November 2006. Mr. Finley served in various positions of increasing responsibility at Baker Hughes Incorporated (a provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry) from 1982 until his retirement in 2006, including as Senior Vice President — Finance and Administration and Chief Financial Officer from April 1999 through April 2006. Mr. Finley currently serves as chairman of the audit committee and as a member of the compensation committee and the nominating and corporate governance committee of the board of directors of Newpark Resources, Inc. (a provider of integrated site, environmental and drilling fluid services to the oil and gas exploration and production industry). He also serves on the board of Total Safety U.S., Inc. (a privately held company and global provider of integrated safety strategies and solutions for hazardous environments). From June 2006 to June 2008, Mr. Finley served on the board of Ocean Rig ASA (a Norway-based drilling contractor). Mr. Finley is a Certified Public Accountant and holds a B.S. from Indiana State University.
Mr. Finley contributes extensive financial acumen and an understanding of the oil and gas services industry, including oilfield services companies, through his 24 years of service with Baker Hughes, including seven years as Chief Financial Officer, and also serves on the audit and compensation committees of the board of directors of another energy services company. We believe this knowledge and experience make Mr. Finley well qualified to serve as a director of Exterran GP LLC.
Edmund P. Segner, III. Mr. Segner was elected as a director of Exterran GP LLC in May 2009. Mr. Segner is a Professor in the Practice of Engineering Management in the Department of Civil and Environmental Engineering at Rice University (Houston). In November 2008, Mr. Segner retired from EOG Resources, Inc. (EOG), a publicly traded independent oil and gas exploration and production company. Among the positions he held at EOG was President and Chief of Staff and Director from 1999 to 2007. From March 2003 through June 2007, he also served as EOG’s principal financial officer. Mr. Segner served on the board of directors of Universal from 2000 to 2002. He is currently chairman of the audit committee and a member of the finance committee of the board of directors of Seahawk Drilling, Inc. (an owner and operator of offshore oil and gas platforms and a provider of shallow water contract drilling services to the oil and natural gas exploration industry) and serves on the audit committee and the compensation committee of Bill Barrett Corporation (a company engaged in exploration and development of natural gas and oil reserves in the Rocky Mountain region of the U.S.) Mr. Segner is a member of the Society of Petroleum Engineers and currently serves as a member of the board or as a trustee for several non-profit organizations. Mr. Segner is a Certified Public Accountant and holds a B.S. in civil engineering from Rice University and an M.A. in economics from the University of Houston.
Mr. Segner brings technical experience and financial acumen to the board of directors. Having served in a senior management position for an oil and gas company, Mr. Segner also possesses a thorough understanding of the energy industry and operational challenges unique to this industry. In addition, as a former president of a public company and as a director of other public companies, Mr. Segner has valuable experience with other functions pertinent to our board, including compensation, financing matters and the evaluation of acquisition opportunities. We believe this knowledge and experience make Mr. Segner well qualified to serve as a director of Exterran GP LLC.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
     This compensation discussion and analysis (“CD&A”) is intended to provide information about our compensation objectives and policies for our principal executive officer, principal financial officer and certain other most highly compensated executive officers that places in perspective the information contained in the tables that follow this discussion. This CD&A begins with a description of our relationship with Exterran Holdings with respect to the allocation and reimbursement of compensation expenses and is followed by a general description of Exterran Holdings’ and our compensation programs and specific information regarding their various components. Immediately following the CD&A are the Compensation Committee Report and the compensation tables describing compensation paid in 2008, 2009 and 2010 and outstanding equity awards held by executives. We have also provided information concerning pension benefits and change of control agreements.
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
     This CD&A provides information about the compensation objectives and policies for the chief executive officer, chief financial officer and certain other most highly compensated executive officers of Exterran GP LLC, including Mr. Miller, whose role as Chief Financial Officer of Exterran GP LLC concluded in August 2010 (including Mr. Miller, our “Named Executive Officers”; excluding Mr. Miller, our “2011 Named Executive Officers”). This CD&A provides additional context for the numbers presented in the compensation tables that follow this discussion. For calendar year 2010, the following individuals comprised our Named Executive Officers (titles are as of December 31, 2010):
•	Ernie L. Danner, President and Chief Executive Officer of Exterran GP LLC and Exterran Holdings;

•	Michael J. Aaronson, Vice President and Chief Financial Officer of Exterran GP LLC;

•	David S. Miller, Vice President and Chief Financial Officer, Eastern Hemisphere of Exterran Energy Solutions, L.P. (“EESLP”) and former Vice President and Chief Financial Officer of Exterran GP LLC;

•	J. Michael Anderson, Senior Vice President of Exterran GP LLC and Senior Vice President, Chief Financial Officer and Chief of Staff of Exterran Holdings;

•	D. Bradley Childers, Senior Vice President of Exterran GP LLC and Exterran Holdings and President, North America of Exterran Energy Solutions, L.P. (“EESLP”); and

•	Joseph G. Kishkill, Senior Vice President of Exterran GP LLC and Exterran Holdings and President, Eastern Hemisphere of EESLP.
Executive Management Changes in 2010
     On August 4, 2010, the board of directors of Exterran GP LLC appointed Michael J. Aaronson as our Vice President and Chief Financial Officer. David S. Miller, who assumed new responsibilities with EESLP and remained on Exterran GP LLC’s board of directors, ceased serving as our Chief Financial Officer upon Mr. Aaronson’s appointment to that position.

Compensation Expense Allocations
Allocation Methodology
     Under the terms of the Omnibus Agreement, most costs associated with Exterran Holdings’ (or for periods prior to the merger, Universal’s) provision of services to us, including compensation of our Named Executive Officers, are allocated to us on a monthly basis in the manner that our general partner deems reasonable. During 2010, those allocations were generally made using a two step process:
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
     In accordance with the terms of the Omnibus Agreement, for 2010, the amount for which we were obligated to reimburse Exterran Holdings for selling, general and administrative expenses allocated to us, including compensation costs, could not exceed $7.6 million per quarter, after taking into account any such costs we incur and pay directly (the “SG&A Cap”). The reimbursement of compensation costs allocated by Exterran Holdings to us for the compensation of our Named Executive Officers (which excludes the non-cash costs related to our phantom unit awards) is subject to the SG&A Cap. See Part III, Item 13 (“Certain Relationships and Related Transactions, and Director Independence”) of this report for additional discussion of relationships and transactions we have with Exterran Holdings and the terms of the Omnibus Agreement.
2010 Executive Compensation Allocations
     During the year ended December 31, 2010, Exterran Holdings allocated to us the following percentages of Exterran Holdings’ compensation expenses incurred to provide the Named Executive Officers’ total compensation, including salary, Exterran Holdings’ stock and option awards, our phantom unit awards, non-equity incentive plan compensation and other benefits:

Percent of Named
Executive Officers’
Total Compensation
in 2010 Allocated
to the Partnership
Officer	(%)
Ernie L. Danner	8
Michael J. Aaronson	8
David S. Miller	5
J. Michael Anderson	8
D. Bradley Childers	19
Joseph G. Kishkill	—
Partnership Compensation Committee Structure and Responsibilities
     The purpose of the compensation committee of Exterran GP LLC’s board of directors, which we refer to as “our compensation committee,” is to discharge the board of directors’ responsibilities relating to the compensation of Exterran GP LLC’s executives, to produce an annual report relating to this CD&A for inclusion in our Annual Report on Form 10-K in accordance with the rules and regulations of the SEC, and to oversee the development and implementation of our compensation programs. Our compensation committee is comprised entirely of directors who are not officers or employees of us or Exterran GP LLC and whom the board of directors has determined to be “independent directors” within the meaning of applicable NASDAQ rules. The current members of our compensation committee are Messrs. Finley (chair), Crump and Segner.
     As described above, because our Named Executive Officers are also officers of Exterran Holdings (other than Messrs. Aaronson and Miller) and generally spend a majority of their time working on matters for Exterran Holdings rather than us, their compensation structure is established by the compensation committee of the board of directors of Exterran Holdings (the “Exterran Holdings compensation committee”). Accordingly, the primary responsibilities of our compensation committee are to:
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
     During 2010, our compensation committee approved the allocation of compensation expense from Exterran Holdings to us and determined the number of, and manner in which, equity compensation awards of our limited partner units were made to Exterran GP LLC’s independent directors and executives.
Compensation Philosophy and Objectives
     The Exterran Holdings compensation committee and our compensation committee believe that compensation programs play a vital role in attracting and retaining people with the level of expertise and experience needed to help achieve the business objectives that ultimately drive both short- and long-term success and equityholder value. To attract, retain and motivate an effective management team, the Exterran Holdings compensation committee has guided management in developing a compensation program linking pay and performance in a manner consistent with Exterran Holdings’ and our corporate values and operating principles, including integrity, teamwork, accountability, safety and customer service, with the goal of achieving consistent growth, profitability and return for Exterran Holdings’ stockholders and our unitholders.
     Exterran Holdings’ and our philosophy is to provide total compensation to our management that is competitive with that of companies similar in size to Exterran Holdings across a variety of industries and within the oilfield services sector by targeting cash compensation at the 50th percentile of those groups and by targeting equity compensation at the 50th to 75th percentile of those groups, as further described below in the section entitled “—How the Exterran Holdings Compensation Committee Determines Executive Compensation.” The combination of these target percentiles is intended to position our executives’ compensation competitively relative to the market.
     Exterran Holdings’ emphasis on at-risk, variable compensation is an important component of its overall compensation philosophy. More than half of our Named Executive Officers’ compensation for 2010 was “at risk.” Cash bonuses based on yearly performance are intended to focus executives and key employees on short-term goals of financial and operational performance. Equity awards, the value of which is based on future performance, are intended to focus executives and key employees on long-term strategic goals of sustained profitability and growth. The Exterran Holdings compensation committee and our compensation committee believe that at-risk compensation helps to align management’s interest with that of our equityholders.
     In its most recent review of executive compensation, in late February 2011, the Exterran Holdings compensation committee considered Exterran Holdings’ and our performance during 2010 and, taking into account the recommendations of the Chief Executive Officer with respect to each executive officer of Exterran Holdings other than himself (as described below), it focused on each executive officer’s performance within that officer’s scope of responsibilities, Exterran Holdings’ strategic initiatives and that officer’s ability to contribute to those initiatives, and his experience and future potential, with no specific weighting assigned to any of these factors. In this context, the Exterran Holdings compensation committee made the compensation decisions discussed below in the section entitled “—Elements of Compensation.”
How the Exterran Holdings Compensation Committee Determines Executive Compensation
Role of Executive Officers in Compensation Decisions
     The most significant aspects of Exterran Holdings’ and our management’s, including the Chief Executive Officer’s, role in the compensation-setting process are:
•	recommending compensation programs, compensation policies, compensation levels and incentive opportunities that are consistent with Exterran Holdings’ and our business strategies;

•	compiling, preparing and distributing materials for Exterran Holdings compensation committee review and consideration, including market data;

•	recommending Exterran Holdings’ performance goals on which performance-based compensation will be based; and

•	assisting in the evaluation of employee performance.
     Exterran Holdings’ and our Chief Executive Officer annually reviews the performance of each of the executive officers other than himself. His recommendations with respect to salary adjustments, annual cash incentives and equity awards are based on these performance reviews and are then presented to the Exterran Holdings compensation committee for consideration. The Exterran Holdings compensation committee determines the compensation of Exterran Holdings’ executive officers in its discretion, taking into account the recommendations of the Chief Executive Officer and other data and materials made available to the committee.
     Because Messrs. Aaronson and Miller are not executive officers of Exterran Holdings, the Exterran Holdings compensation committee does not review their performance or determine their compensation. Messrs. Aaronson’s and Miller’s performance is reviewed and their compensation is set by Exterran Holdings’ Chief Executive Officer and Chief Financial Officer in a manner consistent with the compensation philosophy and objectives described above. Our compensation committee also reviews Mr. Aaronson’s compensation and approves all grants of Exterran Partners equity awards to him.
Role of the Compensation Consultant
Towers Watson, an independent third-party consultant, has been engaged by the Exterran Holdings compensation committee to:
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
     The scope of Towers Watson’s compensation review includes an analysis of competitive factors in the marketplace and further takes into consideration Exterran Holdings’ industry, size, organizational structure and compensation philosophy.
Establishing Competitive Pay Levels
     In determining the appropriate levels of compensation, including total direct compensation and its principal components, for its executive officers, the Exterran Holdings compensation committee reviewed general industry (as defined below) data and oilfield services-specific data and analyses provided by Towers Watson, as well as data contained in the proxy statements of the oilfield services companies selected for Exterran Holdings’ peer group. We refer to this data collectively as the “comparative compensation data.”
     The Exterran Holdings compensation committee believes the combination of this general industry data and oilfield services data provides a broad-based view of executive compensation across multiple industry segments based on similar company size and executive compensation practices. This provides valuable information for structuring an executive compensation program that is generally competitive, allows the Exterran Holdings compensation committee to identify a target compensation range and appropriately position executive compensation within that target range, as indicated below, and provides the data necessary to support individual compensation decisions for comparable positions in the general and oilfield services industries.
     Towers Watson provided the Exterran Holdings compensation committee with comparative compensation data from companies across a variety of industries (which we refer to as the “general industry”), totaling in excess of 400 companies, which was then regressed for companies with annual revenue of approximately $3.1 billion. No information is provided as to any individual company’s responses to the survey questions, and no individual component company that contributes to the general industry data is evaluated by or considered by the Exterran Holdings compensation committee for purposes of determining executive compensation. In addition, the Exterran Holdings compensation committee considered survey data from the oilfield services industry provided by Towers Watson. This data included the following 15 companies with a median revenue of approximately $2.7 billion:

• Atwood Oceanics, Inc.	• Helmerich & Payne, Inc.

• Baker Hughes Incorporated	• McDermott International, Inc.

• Bristow Group Inc.	• Noble Corporation

• Cameron International Corporation	• Oil States International, Inc.

• ENSCO International Incorporated	• Pride International, Inc.

• Global Industries, Ltd.	• Rowan Companies, Inc.

• Gulfmark Offshore, Inc.	• Schlumberger Limited

• Halliburton Company
     For 2010, the Exterran Holdings compensation committee used the general industry data and the oilfield services industry data both to consider overall trends in executive compensation and to target executive cash compensation at the 50th percentile and long-term incentive compensation at the 50th to 75th percentile, because it believes this to be an appropriate range both to maintain Exterran Holdings’ competitiveness in the market for managerial talent and to align executive compensation with stockholder interests. For 2010, Mr. Danner’s actual total cash and long-term incentive compensation fell below the 25th percentile and within the 25th to 50th percentile (excluding the impact of the one-time equity grant discussed under “Elements of Compensation—Long-Term Incentive Compensation—2010,” below), respectively. Actual total cash and long-term incentive compensation for 2010 for our other Named Executive Officers fell within the 25th to 50th percentile and within the 50th to 75th percentile, respectively.
     The Exterran Holdings compensation committee also reviews from time to time executive compensation data published in the proxy statements of Exterran Holdings’ peer group (as described below) as an additional source of information in assessing whether its executive compensation program is appropriately positioned and competitive based on Exterran Holdings’ industry and size.

     For 2010, the compensation committee set Exterran Holdings’ peer group as follows:

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
     This peer group included companies with a large range of revenues and with both domestic and international operations, many of whom compete with Exterran Holdings for managerial talent. The Exterran Holdings compensation committee believes that a greater diversity of oilfield services companies provides an enhanced overview of compensation and reflects more completely those companies with which Exterran Holdings competes for technical and managerial talent. For 2010, the Exterran Holdings compensation committee targeted Mr. Danner’s total cash compensation and long-term incentive compensation at the 25th to 50th percentile of the peer group. Actual total cash and long-term incentive compensation for Mr. Danner fell below the 25th percentile and within the 25th to 50th percentile (excluding the impact of the one-time equity grant discussed under “Elements of Compensation—Long-Term Incentive Compensation—2010,” below), respectively, for 2010. In targeting the compensation for the Named Executive Officers other than Mr. Danner, the Exterran Holdings compensation committee used only the general industry data and the oilfield services data discussed above, and did not use the peer group information for this purpose.
     In addition to its review of comparative compensation data, on a periodic basis, the Exterran Holdings compensation committee reviews each executive officer’s current and past total compensation, including a three-year look-back at base salary, short-term incentive pay, the value of long-term incentives and potential payouts in the event of a termination following a change of control.
     Each of the compensation components provided to executive officers is further described below.
Elements of Compensation
     Exterran Holdings’ and our executive compensation programs are managed from a “total rewards” perspective, with consideration given to each of the following components:
•	base salary;

•	annual performance-based incentives;

•	long-term incentives; and

•	other compensation and benefit programs.
     As shown below, the Exterran Holdings compensation committee set Mr. Danner’s total 2010 target compensation to consist of approximately 12.5% base salary, 17.5% annual cash bonus and 70.0% long-term incentives (based on the grant-date fair value of the awards), excluding other benefit programs and perquisites and the impact of the one-time equity grant to Mr. Danner discussed under “Elements of Compensation—Long-Term Incentive Compensation—2010,” below.

     As shown below, the Exterran Holdings compensation committee set the total 2010 target compensation for our other Named Executive Officers (excluding Messrs. Aaronson and Miller, whose compensation is set by the Chief Executive Officer rather than the Exterran Holdings compensation committee) to consist of approximately 26.4% base salary, 18.5% annual cash bonus and 55.1% long-term incentives (based on the grant-date fair value of the awards), excluding other benefit programs and perquisites and the impact of the one-time equity grant to Mr. Kishkill discussed under “Elements of Compensation—Long-Term Incentive Compensation—2010,” below.
     The composition of the total compensation package illustrates Exterran Holdings’ emphasis on variable compensation. Exterran Holdings and we believe our emphasis on long-term incentives encourages our executives to act strategically to ensure our sustainable long-term performance and to support our goal of enhancing long-term equityholder value.
     In addition, our Named Executive Officers are eligible to participate in Exterran Holdings’ various retirement savings plans, standard employee benefit plans and standard employee health and welfare benefits, as further described below. Certain executive officers and key employees, including our Named Executive Officers, have been provided with change of control arrangements, as further described below. Information on the compensation paid to our Named Executive Officers can be found in tabular format in the Summary Compensation Table for 2010 below.
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
     2010. In February 2010, the Exterran Holdings compensation committee approved the following adjustments, effective in April 2010, to the annual base salaries of our Named Executive Officers. The Exterran Holdings compensation committee approved an 11% increase in Mr. Danner’s base salary, based on a review of comparative compensation data and peer group data, Mr. Danner’s willingness to forgo a salary increase when promoted to Chief Executive Officer in June 2009, Exterran Holdings’ performance and Mr. Danner’s individual performance. The Exterran Holdings compensation committee approved a 3% increase in the base salary of each of Messrs. Miller, Anderson and Childers, based on a review of comparative compensation data, as well as Company and individual performance. Because Mr. Kishkill received an increase in his base salary in November 2009 in connection with his assumption of the role of President, Eastern Hemisphere of EESLP, he did not receive an increase in his base salary for 2010.

		2009	2010
		Base	Base
		Salary	Salary
Officer	Title	($)	($)
Ernie L. Danner	President and Chief Executive Officer	450,000	500,000
Michael J. Aaronson	Vice President and Chief Financial Officer	—	245,000	(1)
David S. Miller	Former Vice President and Chief Financial Officer	245,000	252,350
J. Michael Anderson	Senior Vice President	355,000	365,000
D. Bradley Childers	Senior Vice President	340,000	350,000
Joseph G. Kishkill	Senior Vice President	340,000	340,000

(1)	Mr. Aaronson’s salary was set upon the commencement of his employment with Exterran Holdings in July 2010.
     2011. As discussed above under “How the Exterran Holdings Compensation Committee Determines Executive Compensation—Establishing Competitive Pay Levels,” for 2010, the actual total cash compensation for Mr. Danner and our Named Executive Officers other than Mr. Danner fell below the 25th percentile and within the 25th to 50th percentile, respectively, of the survey data evaluated by the Exterran Holdings compensation committee. In February 2011, the Exterran Holdings compensation committee reviewed the annual base salaries of our 2011 Named Executive Officers other than Mr. Aaronson. As discussed above under “How the Exterran Holdings Compensation Committee Determines Executive Compensation—Role of Executive Officers in Compensation Decisions,” the Chief Executive Officer annually reviews the performance of each of the executive officers other than himself and presents his recommendations with respect to compensation matters, including salary adjustments, to the Exterran Holdings compensation committee for consideration. Mr. Danner, while generally satisfied with Exterran Holdings’ performance in the areas of cash flow generation, customer service, employee development and safety, felt his expectations were not met with respect to other Exterran Holdings financial performance indicators listed below under “Annual Performance-Based Incentive Compensation—2010,” and thus recommended to the Exterran Holdings compensation committee that no adjustment be made to the annual base salaries of the 2011 Named Executive Officers other than Mr. Aaronson. The Exterran Holdings compensation committee determined, based on a review of Exterran Holdings’ performance, and taking into account Mr. Danner’s recommendations with respect to the 2011 Named Executive Officers other than himself and Mr. Aaronson, to make no adjustment to the annual base salaries of the 2011 Named Executive Officers other than Mr. Aaronson.
     Because Mr. Aaronson is not an executive officer of Exterran Holdings, his compensation, including any increase in his annual base salary, is determined by the Chief Executive Officer. In recognition of Mr. Aaronson’s rapid integration into the role of Chief Financial Officer of Exterran GP LLC and leadership on a number of successful financing transactions for Exterran Holdings and us during the second half of 2010, Mr. Danner approved a 3% increase to his annual base salary, resulting in a 2011 annual base salary of $252,350 for Mr.

Aaronson.
Annual Performance-Based Incentive Compensation
     2010. In February 2010, the Exterran Holdings compensation committee adopted a short-term incentive program (the “2010 Incentive Program”) to provide the short-term incentive compensation element of Exterran Holdings’ total direct compensation program for 2010. Under the 2010 Incentive Program, each Named Executive Officer was eligible to receive an annual cash award based on the Exterran Holdings compensation committee’s assessment of Exterran Holdings’ performance for 2010 relative to certain key business activities and indicators, as well as each executive officer’s individual contribution toward those criteria.
     In determining the target 2010 bonus opportunity for each Named Executive Officer other than Messrs. Aaronson and Miller, the Exterran Holdings compensation committee considered his relative responsibility and his potential impact on the achievement of Exterran Holdings’ performance criteria. Because Messrs. Aaronson and Miller are not executive officers of Exterran Holdings, their compensation is determined by the Chief Executive Officer, who considered each of their relative responsibility and potential impact on the achievement of the performance criteria in setting their target bonus opportunities for 2010. The 2010 bonus targets, expressed as a percentage of each Named Executive Officer’s base salary for 2010, were as follows:

		2010 Bonus	2010 Bonus
		Target	Target
Executive Officer	Title	(% of base salary)	($)
Ernie L. Danner	President and Chief Executive Officer	140	700,000
Michael J. Aaronson	Vice President and Chief Financial Officer	42	51,450	(1)
David S. Miller	Former Vice President and Chief Financial Officer	42	105,987
J. Michael Anderson	Senior Vice President	70	255,500
D. Bradley Childers	Senior Vice President	70	245,000
Joseph G. Kishkill	Senior Vice President	70	238,000

(1)	This amount reflects a proration of Mr. Aaronson’s bonus target under the 2010 Incentive Program for the period from July 1, 2010, when he commenced employment with Exterran Holdings, through December 31, 2010.
     Under the 2010 Incentive Program, each Named Executive Officer was eligible to receive an annual cash award, at a level of 0% to 200% of his target bonus, based on Exterran Holdings’ performance for 2010 relative to the key business activities and indicators listed below, as adjusted based on individual performance, in each case based on the Exterran Holdings compensation committee’s determination, in its discretion and with input from management, of the level of attainment of applicable Exterran Holdings, business group and individual performance, as well as one or more of the following items that the Exterran Holdings compensation committee could choose to consider, in its discretion:
•	Exterran Holdings’ performance relative to its business plan;

•	existing or anticipated financial, economic and industry conditions; and

•	such other factors or criteria as the Exterran Holdings compensation committee, in its discretion, deemed appropriate.
     The Exterran Holdings compensation committee determined the key business activities and indicators for 2010 would relate to the following:
•	Generation of free cash flow, along with the achievement of other financial targets within the 2010 business plan, including EBITDA, earnings per share and bookings of new business;

•	Customer service, to be assessed by various regional and group metrics for measuring and enhancing customer service;

•	Employee development, to be assessed by successful implementation of various regional and group initiatives; and

•	Safety, to be assessed by specific Exterran Holdings’ regional and group metrics for the incident rate for both recordable injuries (“TRIR”) and the number of vehicle incidents, with an Exterran Holdings’ TRIR target of 0.9 or less.
     In setting the key business activities and indicators for 2010, the Exterran Holdings compensation committee reserved the right to modify the performance levels of one or more of these criteria in its discretion based on internal and external developments during the course of 2010. The following table shows the key business activities and indicators chosen as representative of Exterran Holdings’ performance, and the results achieved under those indicators, for the year ended December 31, 2010.

	2010 Range ($ in millions except			2010 Result ($ in
	for per share amounts)			millions except for
Performance Indicators	Acceptable	Good	Outstanding	per share amounts)
Generation of free cash flow(1)	$140	$190	$240	$380
Recurring EBITDA (2)	$500	$531	$575	$454
Recurring earnings per share (3)	$(0.20)	$0.11	$0.60	$(1.12)
International bookings (4)	$550	$731	$800	$550
Total recordable incident rate (5)	≤ 1.0	≤ 0.9	≤ 0.8	0.63

(1)	Refers to change in debt excluding the amortization of original issue discount.

(2)	Refers to income (loss) from continuing operations plus income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, excluding non-recurring items, and extraordinary gains or losses.

(3)	Refers to earnings per share adjusted to remove the impact of discontinued operations, impairment charges and other non-recurring items.

(4)	Refers to bookings, excluding Exterran Holdings’ Belleli Energy operations, made outside the United States and Canada related to product sales, new contract operations projects and certain aftermarket services projects.

(5)	Refers to the incident rate for both recordable injuries and lost time accidents for all employees worldwide.
     To determine the payout under the 2010 Incentive Program for Messrs. Anderson, Childers and Kishkill, the Exterran Holdings compensation committee considered overall Exterran Holdings performance relative to the key business activities and indicators, as set forth above. The Exterran Holdings compensation committee also reviewed the performance of the business group for which each such Named Executive Officer is responsible in light of such group’s performance with respect to the key business activities and indicators discussed above. The Exterran Holdings compensation committee noted in particular that Exterran Holdings’ North America Group, headed by Mr. Childers, performed particularly well in the areas of operating cash flow and customer service, including improvements in compressor run-times. No specific weight was assigned to any particular Exterran Holdings performance indicator, or as between company performance and business group performance. Taking into consideration Exterran Holdings’ performance, together with the performance of the business group for which each Named Executive Officer is responsible and the recommendations of the Chief Executive Officer with respect to each officer, the Exterran Holdings compensation committee approved the payout amounts shown in the table below under the 2010 Incentive Program.
     Because Messrs. Aaronson and Miller are not executive officers of Exterran Holdings, their compensation, including their payout under the 2010 Incentive Program, was determined by the Chief Executive Officer. In reviewing Mr. Aaronson’s performance, the Chief Executive Officer conducted an analysis similar to that described for Messrs. Anderson, Childers and Kishkill, above, with an emphasis on Mr. Aaronson’s rapid integration into the role of Chief Financial Officer of Exterran GP LLC and leadership on a number of successful financing transactions for Exterran Holdings and us during the second half of 2010. In reviewing Mr. Miller’s performance, the Chief Executive Officer conducted an analysis similar to that described for Messrs. Anderson, Childers and Kishkill, above, with an emphasis on Mr. Miller’s successful transition of the role of Chief Financial Officer of Exterran GP LLC to Mr. Aaronson and his simultaneous transition into the role of Vice President and Chief Financial Officer, Eastern Hemisphere of EESLP during the second half of 2010.
     Mr. Danner, while generally satisfied with Exterran Holdings’ performance in the areas of cash flow generation, customer service, employee development and safety, felt his expectations were not met with respect to other Exterran Holdings financial performance indicators listed above, and thus requested that the Exterran Holdings compensation committee not award him any payout under the 2010 Incentive Program. Mr. Danner’s actual payout under the 2010 Incentive Program, therefore, is zero, as reflected in the table below and in the Summary Compensation Table for 2010.

		2010 Bonus
Executive Officer	Title	Target ($)	2010 Bonus Payout($)
Ernie L. Danner	President and Chief Executive Officer	700,000	—
Michael J. Aaronson	Vice President and Chief Financial Officer	51,450	50,112
David S. Miller	Former Vice President and Chief Financial Officer	105,987	75,000
J. Michael Anderson	Senior Vice President	255,500	127,750
D. Bradley Childers	Senior Vice President	245,000	171,500
Joseph G. Kishkill	Senior Vice President	238,000	119,000
     In August 2010, the Chief Executive Officer awarded Mr. Miller a discretionary cash bonus in recognition of his assumption of the role of Vice President and Chief Financial Officer, Eastern Hemisphere of EESLP. This cash bonus, in the amount of $100,000, was awarded outside the 2010 Incentive Program and is in addition to his award under the 2010 Incentive Program shown in the table above.
     2011. In February 2011, the Exterran Holdings compensation committee adopted a short-term incentive program (the “2011 Incentive Program”) to provide the short-term incentive compensation element of Exterran Holdings’ total direct compensation program for this year. Under the 2011 Incentive Program, each 2011 Named Executive Officer will be eligible to receive an annual cash award based on the Exterran Holdings compensation committee’s assessment of Exterran Holdings’ performance for 2011 relative to key business activities and indicators listed below, as well as such other factors or criteria that the Exterran Holdings compensation committee in its discretion deems appropriate.
     The Exterran Holdings compensation committee has determined that the key business activities and indicators for 2011, as may be revised by the Exterran Holdings compensation committee in its discretion, will relate to the following:
•	Exterran Holdings’ financial performance, including EBITDA, generation of free cash flow, economic profit, earnings per share, North America operating horsepower levels and international bookings; and

•	Exterran Holdings’ safety, to be assessed by specific regional and group metrics for the incident rate for both recordable injuries (“TRIR”) and the number of vehicle incidents, with a corporate TRIR target of 0.75 or less.
     In addition to reviewing Exterran Holdings’ performance for 2011, the Exterran Holdings compensation committee will also consider the performance of Exterran Holdings’ business groups relative to the financial and safety performance indicators listed above, as well as the following additional indicators:
•	Customer service, to be assessed by various regional and group metrics for measuring and enhancing customer service, including equipment service availability and manufacturing quality; and

•	People, to be assessed by successful implementation of various regional and group initiatives intended to optimize and improve Exterran Holdings’ overall human capital.
     With respect to Mr. Danner, the Exterran Holdings compensation committee intends to award performance-based short-term incentive compensation under the 2011 Incentive Program based on (1) the Exterran Holdings compensation committee’s assessment of Exterran Holdings’ performance relative to the financial and safety performance indicators listed above and (2) Mr. Danner’s individual contribution toward those performance indicators, including his demonstrated leadership, implementation of Exterran Holdings’ business strategy and success at driving employee engagement. No specific weight will be made as between Exterran Holdings’ performance and individual contribution. The Exterran Holdings compensation committee has reserved the right to modify the list of performance indicators as well as target levels of one or more of these indicators in its discretion based on internal and external developments during the course of 2011.
     With respect to Messrs. Anderson, Childers and Kishkill, the Exterran Holdings compensation committee intends to award performance-based short-term incentive compensation under the 2011 Incentive Program based on (1) the Exterran Holdings compensation committee’s assessment of Exterran Holdings’ performance relative to the financial and safety performance factors listed above, (2) the performance of each Named Executive Officer’s business group relative to the financial, safety, customer service and people performance indicators listed above, (3) each officer’s individual contributions, including demonstrated leadership, implementation of Exterran Holdings’ business strategy and success at driving employee engagement, and (4) the recommendations of Exterran Holdings’ Chief Executive Officer. No specific weight will be made as between Exterran Holdings’ performance, business group performance and individual contribution. The Exterran Holdings compensation committee has reserved the right to modify the list of performance indicators as well as target levels of one or more of these indicators in its discretion based on internal and external developments during the course of 2011.
     With respect to Mr. Aaronson and certain of Exterran Holdings’ executive officers who are not 2011 Named Executive Officers, the Exterran Holdings compensation committee intends to award performance-based short-term incentive compensation under the 2011 Incentive Program based on an analysis similar to that described for Messrs. Anderson, Childers and Kishkill above, except that the payout amounts for these officers may be adjusted upward by up to 20% based on Exterran Holdings’ achievement of an economic profit performance measure, to be calculated as EBITDA less the sum of maintenance capital, cash taxes and a charge for capital employed during the period. Because Mr. Aaronson is not an executive officer of Exterran Holdings, the analysis of his performance will be conducted, and his payout under the 2011 Incentive Program will be determined, by the Chief Executive Officer.
     We have not disclosed our target level with respect to the achievement of the financial performance indicators listed above because they are derived from internal analyses and projections of Exterran Holdings’ performance, reflecting Exterran Holdings’ business strategy for the current year, and were developed for internal planning purposes. We believe their disclosure would provide Exterran Holdings’ competitors, customers and other third parties with significant insights regarding Exterran Holdings’ confidential planning process and strategies that could cause Exterran Holdings and us substantial competitive harm. While future results cannot be predicted with certainty, the Exterran Holdings compensation committee believes that these performance indicators are set at a level such that achievement of the target levels will be challenging and require significant effort on the part of Exterran Holdings’ and our executive officers.
     Each executive officer’s target bonus payment under the 2011 Incentive Program will be a specified percentage of that individual’s base salary, and each executive officer’s actual bonus payment may be paid out at a level of 0% to approximately 175% of target bonus based on the Exterran Holdings compensation committee’s review (the Chief Executive Officer’s review, in the case of Mr. Aaronson) of overall Exterran Holdings performance, business group performance (with respect to the 2011 Named Executive Officers other than Mr. Danner) and individual performance, as may be adjusted by the Exterran Holdings compensation committee in its discretion. The Exterran Holdings compensation committee (the Chief Executive Officer, in the case of Mr. Aaronson) considered the relative responsibility of each executive officer and his potential impact on the achievement of Exterran Holdings’ performance criteria in determining the target 2011 bonus opportunity for each

2011 Named Executive Officer (expressed as a percentage of each 2011 Named Executive Officer’s base salary for 2011), which is as follows:

		2011 Bonus
		Target
Executive Officer	Title	(%)
Ernie L. Danner	President and Chief Executive Officer	140
Michael J. Aaronson	Vice President and Chief Financial Officer	42
J. Michael Anderson	Senior Vice President	70
D. Bradley Childers	Senior Vice President	70
Joseph G. Kishkill	Senior Vice President	70
     Mr. Danner’s base salary for 2011 is expected to fall below the 25th percentile of chief executive officers of companies similar in size to Exterran Holdings in the general industry and the oilfield services industry. The Exterran Holdings compensation committee has determined that it is in Exterran Holdings’ and our equity holders’ interests that a greater percentage of Mr. Danner’s compensation package, as compared with the compensation packages for the other 2011 Named Executive Officers, consist of compensation contingent upon performance and, accordingly, has set Mr. Danner’s 2011 short-term incentive target at 140% of his base salary for 2011. Mr. Danner’s base salary for 2011 and bonus target under the 2011 Incentive Program, if achieved at target level, together are expected to place him within the 25th to 50th percentile of chief executive officers of companies similar in size to Exterran Holdings in the general industry and the oilfield services industry.
     We anticipate that awards under the 2011 Incentive Program for the year ending December 31, 2011 will be determined and paid in the first quarter of 2012.
Long-Term Incentive Compensation
     The Exterran Holdings compensation committee and our compensation committee and management believe that Exterran Holdings’ and our executive officers and key employees of Exterran Holdings should have an ongoing stake in Exterran Holdings’ and our success and that these individuals should have a meaningful portion of their total compensation tied to the achievement of Exterran Holdings’ strategic objectives and long-term financial and operational performance. The Exterran Holdings compensation committee believes that:
•	grants of Exterran Holdings stock options provide an incentive to its key employees and executive officers to work toward its long-term performance goals, as the benefit will be realized only if and to the extent that the value of Exterran Holdings’ common stock increases;

•	grants of Exterran Holdings restricted stock and restricted stock units not only provide an incentive to its key employees and executive officers to work toward long-term performance goals, but also serve as a retention tool; and

•	grants of Exterran Holdings performance shares encourage long-range planning and reward sustained stockholder value creation and, coupled with a three-year vesting period, also serve as a retention tool.
The Exterran Holdings compensation committee and our compensation committee believe that:
•	grants of our phantom units with tandem distribution equivalent rights (“DERs”) serve to emphasize our growth objectives. Such grants were made from the Exterran Partners, L.P. Long-Term Incentive Plan (the “Partnership Plan”), which is solely administered by our compensation committee. DERs are the right to receive cash distributions that are provided to all common unitholders, subject to the same vesting restrictions and risk of forfeiture applicable to the underlying grant.
     Equity-based awards are effective, and a value is assigned based on the closing market price of Exterran Holdings’ common stock or our common units, as applicable, on the date of approval by the applicable compensation committee or board of directors (or, if such approval date does not occur on a business day, the last business day immediately preceding such date). Awards other than performance shares generally vest at the rate of one-third per year over a three-year period of employment and, in the case of full value awards, over a minimum period of three years. Performance shares are payable based on achievement of certain specified Exterran Holdings performance indicators, and may be paid out at 0% to 200% of the number of shares granted. Payout amounts under the performance shares are determined following the conclusion of the performance period, which is generally the previous fiscal year. Performance shares vest on the third anniversary of the grant date and may be settled in shares of Exterran Holdings’ common stock or in cash, in the Exterran Holdings compensation committee’s discretion.
     The Exterran Holdings compensation committee has also delegated limited authority to a committee of Exterran Holdings’ board of directors, which is currently comprised of the Chief Executive Officer, to grant off-cycle Exterran Holdings’ equity awards, with the following restrictions:
•	Equity grants are limited to an aggregate value of $1.0 million per quarter;

•	The value of equity that can be awarded to any one individual is limited to $200,000, based on the grant date fair market value;

•	Full value awards will vest over a minimum of three years;

•	No grants will be made to a Section 16 officer;

•	No grants will be made retroactively; and

•	All grants are required to be regularly reported to the Exterran Holdings compensation committee.
     During 2010, an aggregate of 35,808 Exterran Holdings’ stock options, 104,903 shares of Exterran Holdings’ restricted stock and 25,825 Exterran Holdings’ restricted stock units, which did not exceed the limits discussed above, was granted to Exterran Holdings’ employees pursuant to this delegation of authority by the Exterran Holdings compensation committee.
     In addition to targeting total long-term incentive compensation within the 50th to 75th percentile, as discussed above under “How the Exterran Holdings Compensation Committee Determines Executive Compensation—Establishing Competitive Pay Levels,” for 2010, the Exterran Holdings compensation committee also reviewed share utilization with respect to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan (as amended, the “Stock Incentive Plan”), potential overhang and burn rate under various award scenarios, as well as the total compensation paid to executives over the past three years. Also for 2010, the Exterran Holdings compensation committee determined to place a greater percentage of each Named Executive Officer’s compensation “at risk,” and, on average, the long-term incentive compensation awarded to our Named Executive Officers (other than Messrs. Aaronson and Miller, whose compensation is set by the Chief Executive Officer rather than the Exterran Holdings compensation committee) comprised approximately 59% of their total compensation in 2010. To emphasize our growth objectives and Mr. Aaronson’s role as our Chief Financial Officer, Mr. Aaronson’s LTI Award for 2010 was set generally to consist of approximately 50% Exterran Holdings’ restricted stock and 50% phantom units. Please see the Summary Compensation Table for 2010 and the Grants of Plan-Based Awards Table for 2010 below for more information regarding the long-term incentive awards (“LTI Awards”) granted to our Named Executive Officers in 2010.
     As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as a result of the continuing deterioration of energy and economic conditions during 2009, the Exterran Holdings compensation committee determined during the second half of 2009 to prioritize the generation of free cash flow and the repayment of a significant portion of Exterran Holdings’ outstanding debt. While the Exterran Holdings compensation committee has traditionally focused, with respect to long-term incentive compensation, on grants of stock options, restricted stock and partnership units, the committee felt it was important to tie a significant portion of the Named Executive Officers’ variable compensation to this specific performance indicator and, accordingly, determined to grant performance shares tied to the generation of free cash flow for 2010 (the “2010 Performance

Shares”). The following table shows the cash flow target range for payout under the 2010 Performance Shares, and the results achieved by Exterran Holdings for the year ended December 31, 2010 (dollars in millions):

						Percent of
	2010 Performance Share Target Range			2010		Target
Performance Indicator	Threshold	Target	Maximum	Results		Achieved
Generation of free cash flow (1)	$80	$130	$230	$200	(2)	170%

(1)	Free cash flow is defined for purposes of the 2010 Performance Shares as consolidated Exterran Holdings debt reduction for the year ended December 31, 2010, as adjusted for certain items in the Exterran Holdings compensation committee’s discretion.

(2)	Actual free cash flow generated during 2010, as defined for purposes of the 2010 Performance Shares, was approximately $283 million, but was adjusted down to $200 million by the Exterran Holdings compensation committee in its discretion.
     The 2010 Performance Shares are payable based on generation of free cash flow by Exterran Holdings during the performance period from January 1, 2010 through December 31, 2010, and could be paid out at 0% to 200% of the number of shares granted. Based on achievement of the cash flow target at 170% for the year ended December 31, 2010, the Exterran Holdings compensation committee approved the following awards of 2010 Performance Shares for our Named Executive Officers (other than Messrs. Aaronson and Miller, who did not receive 2010 Performance Shares):

2010 Performance
Executive Officer	Shares Awarded (#)
Ernie L. Danner	37,363
J. Michael Anderson	9,342
D. Bradley Childers	9,342
Joseph G. Kishkill	9,342
The 2010 Performance Shares vest on the third anniversary of the grant date.
     In addition to the annual LTI Award for 2010, in recognition of Mr. Danner’s leadership and Exterran Holdings’ and our performance during the second half of 2009, together with Mr. Danner’s willingness to forgo any salary increase or adjustment to his LTI Award opportunity when promoted to Chief Executive Officer in June 2009, in February 2010 the Exterran Holdings compensation committee awarded Mr. Danner a one-time grant of 51,645 Exterran Holdings’ stock options and 19,780 shares of Exterran Holdings’ restricted stock, and our compensation committee awarded him a one-time grant of 4,371 phantom units.
     In addition to the annual LTI Award for 2010, in February 2010 the Exterran Holdings compensation committee awarded Mr. Kishkill a one-time grant of 8,608 Exterran Holdings’ stock options and 3,297 Exterran Holdings’ restricted stock units in recognition of Mr. Kishkill’s assumption of the role of President, Eastern Hemisphere of EESLP in late 2009.
     In addition to the annual LTI Award for 2010, in August 2010 the Chief Executive Officer, acting under the authority granted to him by the Exterran Holdings compensation committee, as discussed above, awarded Mr. Miller a one-time grant of 11,568 Exterran Holdings’ stock options and 4,431 Exterran Holdings’ restricted stock units in recognition of Mr. Miller’s assumption of the role of Vice President and Chief Financial Officer, Easter Hemisphere of EESLP.

Other Compensation Programs
401(k) Retirement and Savings Plan
     The Exterran 401(k) Plan provides Exterran Holdings’ employees, including our Named Executive Officers, the opportunity to defer up to 25% of their eligible salary, up to the Internal Revenue Service (“IRS”) maximum deferral amount, on a pre-tax basis. This is accomplished through contributions to an account maintained by an independent trustee. Exterran Holdings generally matches 100% of an employee’s contribution to a maximum of 1% of the employee’s annual eligible compensation, plus 50% of an employee’s contribution from 2% to a maximum of 6% of the employee’s annual eligible compensation. Exterran Holdings made no discretionary matching contributions from January 1, 2010 through June 30, 2010, but reinstated them effective July 1, 2010.
     The employee directs how contributions to the 401(k) Plan are invested. Employees vest in Exterran Holdings’ matching contributions after two years of service. The Exterran 401(k) Plan includes a sunset provision which requires employees to divest their Plan account of Exterran Holdings’ common stock by December 31, 2011.
Employees’ Supplemental Savings Plan
     Prior to the merger, Universal sponsored an Employees’ Supplemental Savings Plan (the “ESSP”), through which employees with an annual base salary of $100,000 or more, including certain of the Named Executive Officers, could defer up to 25% of their eligible salary on a pre-tax basis. The ESSP is a nonqualified, deferred compensation plan and participation was voluntary. Participants could also defer up to 100% of their incentive bonus in 25% increments. Universal’s policy was to provide matching salary contributions to the ESSP in the form of Universal common stock. Deferrals from bonuses were not eligible for the match. The match limits of 3% and 4.5% (based on company tenure) were aggregate amounts that included both the Universal 401(k) Plan and the ESSP match amounts. The ESSP was designed in part to provide a mechanism to restore qualified plan benefits that were reduced as a result of limitations imposed under the Internal Revenue Code of 1986, as amended (the “Code”). It also enabled deferral of compensation that otherwise would have been treated as excess employee remuneration by Universal within the meaning of Section 162(m) of the Code.
     Effective January 1, 2008, the ESSP was amended to (i) change the plan sponsor to Exterran Holdings, (ii) freeze the ESSP with respect to new participation and contributions as of December 31, 2007 and (iii) fully vest the accounts of active participants as of that date. The ESSP is intended to be a “grandfathered” plan for purposes of Section 409A of the Code.
Deferred Compensation Plan
     Under the Exterran Deferred Compensation Plan (the “Deferred Compensation Plan”), key management and highly compensated employees of Exterran Holdings, including our Named Executive Officers, may (i) defer receipt of their compensation, including up to 100% of their salaries and up to 100% of their bonuses, and (ii) be credited with company contributions that are designed to serve as a make-up for the portion of the employer-matching contribution that cannot be made under the Exterran 401(k) Plan due to qualified plan limits under the Code. Exterran Holdings may, but has no obligation to, make discretionary contributions on behalf of a participant, in such form and amount as the Exterran Holdings compensation committee deems appropriate, in its sole discretion. Exterran Holdings made no discretionary matching contributions from January 1, 2010 through June 30, 2010, but reinstated them effective July 1, 2010.
     Participant elections with respect to deferrals of compensation and plan distributions generally must be made in the year preceding that in which the compensation is earned, except that the Exterran Holdings compensation committee may permit a newly eligible participant to make deferral elections up to 30 days after he or she first becomes eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan is an “unfunded” plan for state and federal tax purposes, and participants have the rights of Exterran Holdings’ unsecured creditors with respect to their Deferred Compensation Plan accounts.
     An employee’s contributions to the Deferred Compensation Plan are self-directed investments in the various funds that are made available under such plan. There are thus no interest calculations or other earnings measures other than the performance of the investment funds selected by the employee. Employees of Exterran Holdings, including our Named Executive Officers, determine how their contributions are invested and may change these elections at any time.
     Participants may elect to receive distributions of their accounts while still employed by Exterran Holdings or upon the participant’s separation from service or disability, each as defined in the Deferred Compensation Plan, either in a lump sum or in two to 10 annual installments. Distributions will be made in cash, except that participants may elect to have any portion of his or her account that is deemed invested in Exterran Holdings’ common stock distributed in shares of common stock if the distribution is made prior to January 1, 2012.
Employee Stock Purchase Plan
     The Exterran Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”) provides eligible employees of Exterran Holdings, including our Named Executive Officers, an option to purchase Exterran Holdings’ common stock through payroll deductions and is designed to comply with Section 423 of the Code. The Exterran Holdings compensation committee, which administers the ESPP, has the discretion to set the purchase price at 85% to 100% of the fair market value of a share of Exterran Holdings’ common stock on one of the following dates: (i) the offering date, (ii) the purchase date or (iii) the offering date or the purchase date, whichever is lower. For 2010, employees who elected to participate in the ESPP could purchase a share of Exterran Holdings’ common stock at the lesser of (i) 95% of the fair market value of a share of common stock on the offering date or (ii) 95% of the fair market value of a share of common stock on the purchase date. Offering periods consist of three-month periods, or such other periods as may be determined from time to time by the Exterran Holdings compensation committee. A total of 650,000 shares of Exterran Holdings’ common stock has been authorized and reserved for issuance under the ESPP. At December 31, 2010, approximately 241,000 shares remained available for purchase under the ESPP.
Amended and Restated 2007 Stock Incentive Plan
     The Stock Incentive Plan is administered by the Exterran Holdings compensation committee and authorizes the issuance of awards, at the discretion of the Exterran Holdings compensation committee, of Exterran Holdings’ stock options, restricted stock, restricted stock units, stock appreciation rights and performance awards to Exterran Holdings’ directors and employees and employees of Exterran Holdings’ subsidiaries. A maximum of 9,750,000 shares of Exterran Holdings’ common stock is available for issuance under the Stock Incentive Plan. The Stock Incentive Plan was approved by Universal’s and Hanover’s stockholders in connection with their approval of the merger of the two companies that took place on August 20, 2007. At December 31, 2010, approximately 3,835,000 shares remained available for issuance under the Stock Incentive Plan.
Exterran Partners Long-Term Incentive Plan
     The Partnership Plan, which is administered by our compensation committee, provides incentive compensation awards based on the value of our common units to management, directors, employees and consultants of Exterran Holdings, the Partnership and our respective affiliates who perform services for us and our subsidiaries. The Partnership Plan also enhances our ability to attract and retain the services of individuals essential for our growth and profitability and encourages them to devote their best efforts to advancing our business.
     The Partnership Plan provides for the grant of up to an aggregate of 1,035,378 common units, restricted units, phantom units, unit options, unit awards or substitute awards and, with respect to unit options and phantom units, the grant of DERs. DERs are credited with an amount equal to any cash distributions we make on our common units during the period phantom units are outstanding and are payable upon vesting of the tandem phantom units without interest. Since the inception of the Partnership Plan, we have awarded only unit options and phantom units. At December 31, 2010, approximately 885,000 units remained available for issuance under the Partnership Plan.
Medical Expense Reimbursement Plan
     The Medical Expense Reimbursement Plan (“MERP”) is a plan made available to certain of Exterran Holdings’

executive officers that supplements the standard medical and dental benefit plans available to Exterran Holdings’ employees. During 2010, the MERP provided for reimbursement, in an amount up to $10,000, of certain out-of-pocket medical costs incurred by the executive or his dependents that were not covered by Exterran Holdings’ standard medical and dental plans.
Perquisites
     Exterran Holdings made what it believes were limited use of perquisites during 2010. A taxable benefit of tax preparation and planning services was made available to certain executive officers. The health care and insurance coverage provided to executives was the same as that provided to all active employees with the exception of the MERP, which provided for additional medical, dental, and vision benefits to certain of Exterran Holdings’ executive officers during 2010. The Exterran Holdings compensation committee established a policy in early 2009 that tax gross-ups would no longer be provided on income attributable to change of control agreements entered into in the future or on executive or director perquisites.
Change of Control Arrangements
Change of Control Provisions in Equity Plans
     The Stock Incentive Plan and the Partnership Plan provide for accelerated vesting of outstanding equity awards in the event of a change of control.
Change of Control Provisions in 401(k) Plans
     The Exterran 401(k) Plan provides for accelerated vesting of all Exterran Holdings matching contributions in the event of a change of control.
Exterran Holdings Change of Control Agreements
     Exterran Holdings has entered into change of control agreements with each of Messrs. Danner, Aaronson, Miller, Anderson, Childers and Kishkill. The Exterran Holdings compensation committee considers the provision of change of control agreements for executive officers to be a customary part of executive compensation and, therefore, necessary to attracting and retaining executive talent. The change of control agreements are designed to promote continuity of management in the event of a change of control.
     The change of control agreements generally provide that if the executive is terminated within 18 months after a change of control occurs, or if during that period the executive terminates his employment for “good reason,” as defined in the agreements, he will be entitled to a payment equal to a multiple of two times the executive’s annual base salary and target bonus (three times base salary and target bonus, in the case of Mr. Danner), will be provided health and welfare benefits for a number of years equaling the payment multiple, and will receive certain other forms of remuneration. A more specific description of the terms of the change of control agreements, together with an estimate of the payouts in connection with such agreements, assuming a change of control and “qualifying termination,” is provided in the section entitled “Named Executive Officer Compensation — Payments and Potential Payments upon Change of Control,” below.
Unit Ownership Requirements
     Exterran GP LLC does not have any policy or guidelines that require specified ownership of our common units by its directors or executive officers or any unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of February 18, 2011, the 2011 Named Executive Officers collectively held 131,259 common units and 49,942 phantom units with DERs.

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

The Compensation Committee G. Stephen Finley, Chair James G. Crump Edmund P. Segner, III

INFORMATION REGARDING EXECUTIVE COMPENSATION
Summary Compensation Table for 2010
     The following table sets forth certain information with respect to compensation paid during 2008, 2009 and 2010 to each of our Named Executive Officers. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

										Non-Equity
										Incentive
						Stock		Option		Plan	All Other
			Salary	Bonus		Awards		Awards		Compensation	Compensation	Total
Name and Position	Year		($)(1)	($)(2)		($)(3)		($)(4)		($)(5)	($)(6)	($)
Ernie L. Danner,	2010		506,015	—		2,665,004	(7)	1,484,445	(7)	—	17,697	4,673,161
President and Chief Executive Officer	2009		450,000	—		550,003		434,615		303,750	19,511	1,757,879
	2008	(8)	91,778	—		—		729,744		52,900	1,865,832	2,740,254

Michael J. Aaronson,	2010	(9)	125,450	—		249,992		—		50,112	47,321	472,875
Vice President and Chief Financial Officer

David S. Miller,	2010		260,323	100,000	(10)	215,515	(11)	193,954	(11)	75,000	273,342	1,118,134
Former Vice President and Chief Financial Officer	2009		226,163	—		125,005		94,910		70,000	59,687	575,765

J. Michael Anderson,	2010		376,592	—		583,773		303,639		127,750	21,172	1,412,926
Senior Vice President	2009		355,000	—		440,003		347,695		175,000	17,161	1,334,859
	2008		346,367	160,000		990,402		614,166		146,100	36,275	2,293,310

D. Bradley Childers,	2010		361,015	—		528,775		258,652		171,500	24,137	1,344,079
Senior Vice President	2009		340,000	—		385,009		304,233		165,000	21,211	1,215,453
	2008		320,701	160,000		935,323		579,994		139,900	48,390	2,184,308

Joseph G. Kishkill,	2010		340,000	—		603,781	(12)	333,628	(12)	119,000	233,071	1,629,480
Senior Vice President	2009		284,407	—		385,009		304,233		160,000	5,416	1,139,065

(1)	The amounts shown in this column represent amounts earned for the fiscal year. There were 27 bi-weekly pay periods in 2010 and 26 bi-weekly pay periods in 2009 and 2008.

(2)	After the proposed merger of Hanover and Universal was announced, during the first quarter of 2007, the boards of directors of Hanover and Universal approved the adoption of retention plans that were intended to provide select employees, including certain of our Named Executive Officers, with an incentive to continue employment in light of the pending merger between the two companies. The amounts included in this column for 2008 represent the cash payment of retention bonuses on April 30, 2008 under the Universal Retention Bonus Plan for Messrs. Anderson and Childers.

(3)	The amounts included in this column represent the grant date fair value of (a) restricted shares of Exterran Holdings’ common stock, awarded and recognized by Exterran Holdings, (b) performance shares, awarded and recognized by Exterran Holdings, as finally determined by the Exterran Holdings compensation committee following the conclusion of the performance period, and (c) Partnership phantom units with DERs, awarded and recognized by us, in each case calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”). For a discussion of valuation assumptions, see Note 7 to the Financial Statements and see Note 18 to the consolidated financial statements within Exterran Holdings’ Form 10-K for the year ended December 31, 2010. Please see the Grants of Plan-Based Awards for 2010 table below for more information regarding equity-based awards granted in 2010.

(4)	The amounts included in this column represent the grant date fair value of (a) options to purchase Exterran Holdings’ common stock, awarded and recognized by Exterran Holdings, (b) options to purchase our common units, awarded and recognized by us, which expired unexercised on December 31, 2009, and (c) unit appreciation rights with respect to our common units, awarded and recognized by Exterran Holdings, which expired unexercised on December 31, 2009, in each case calculated in accordance with ASC 718. For a discussion of valuation assumptions, see Note 7 to the Financial Statements and see Note 18 to the consolidated financial statements within Exterran Holdings’ Form 10-K for the year ended December 31, 2010. Please see the Grants of Plan-Based Awards for 2010 table below for more information regarding equity-based awards granted in 2010.

(5)	The amounts included in this column for 2010 represent cash payments made under the 2010 Incentive Program, which covered the compensation measurement and performance year ended December 31, 2010, and are expected to be paid during the first quarter of 2011.

The amounts included in this column for 2009 represent cash payments made under the 2009 Incentive Program, which covered the compensation measurement and performance year ended December 31, 2009, and which were paid during the first quarter of 2010.

The amounts included in this column for 2008 represent cash payments made under the Exterran Annual Performance Pay Plan, which covered the compensation measurement and performance year ended December 31, 2008, and which were paid during the first quarter of 2009.

(6)	The amounts shown in this column for the year ended December 31, 2010 are attributable to the following:

			Tax
	401(k) Plan	Executive	Preparation
	Matching	Medical	and Planning
	Contribution	Coverage	Services	DERs	Other		Total
Name	($)(a)	($)(b)	($)	($)(c)	($)		($)
Ernie L. Danner	—	6,402	6,000	5,295	—		17,697
Michael J. Aaronson	1,696	—	—	—	45,625	(d)	47,321
David S. Miller	4,240	—	500	6,617	261,985	(e)	273,342
J. Michael Anderson	2,282	6,402	1,500	10,988	—		21,172
D. Bradley Childers	—	6,402	6,000	10,086	1,649	(f)	24,137
Joseph G. Kishkill	—	—	1,837	3,706	227,528	(g)	233,071

(a)	Executives could contribute up to 25% (subject to limits established by the IRS) of their salary to the Exterran 401(k) Plan.

(b)	Represents premiums paid by Exterran Holdings for medical coverage under the MERP.

(c)	Represents a cash payment pursuant to DERs payable upon vesting of Partnership phantom units.

(d)	Represents reimbursement for relocation and temporary housing expenses in connection with Mr. Aaronson’s acceptance of employment with Exterran Holdings.

(e)	Represents (a) $78,636 for Mr. Miller’s annual expatriate benefits, including $3,231 for an expatriate hardship payment, $35,628 for a residential allowance, $5,292 for reimbursement of school tuition for Mr. Miller’s children and $33,664 for relocation and immigration expenses associated with Mr. Miller’s relocation from the U.S. to Dubai in connection with his assumption of the role of Vice President and Chief Financial Officer, Eastern Hemisphere of EESLP, (b) $14,374 paid to Mr. Miller as compensation for his then currently earned but unused vacation hours in connection with his assumption of the role of Vice President and Chief Financial Officer, Eastern Hemisphere of EESLP, and (c) a $168,975 relocation payment made to Mr. Miller in connection with his 2009 acceptance of employment with Exterran Holdings.

(f)	Represents reimbursement for an annual physical exam.

(g)	Represents Mr. Kishkill’s annual expatriate benefits, including $8,400 for an expatriate hardship payment, $67,840 for a residential allowance, $5,145 for reimbursement of residential utilities, $28,699 for reimbursement of school tuition for Mr. Kishkill’s children, $49,814 for relocation and immigration expenses associated with Mr. Kishkill’s relocation from Argentina to Dubai in connection with his assumption of the role of President, Eastern Hemisphere of EESLP, $27,630 for a vacation travel allowance and a $40,000 annual expatriate payment for miscellaneous expenses related to living abroad.

(7)	Includes a one-time grant awarded to Mr. Danner as further described in “Elements of Compensation —Long-Term Incentive Compensation—2010.”

(8)	Mr. Danner became employed by Exterran Holdings in October 2008; thus, the 2008 amounts shown for him represent his compensation for the period from October 8, 2008 through December 31, 2008.

(9)	Mr. Aaronson’s employment with Exterran Holdings began on July 1, 2010; thus, the amounts shown for him for 2010 represent his compensation from that date through December 31, 2010.

(10)	The amount shown represents Mr. Miller’s discretionary bonus discussed above under “Compensation Discussion and Analysis — Elements of Compensation — Annual Performance-Based Incentive Compensation—2010.”

(11)	Includes a one-time grant awarded to Mr. Miller as further described in “Elements of Compensation—Long-Term Incentive Compensation—2010.”

(12)	Includes a one-time grant awarded to Mr. Kishkill as further described in “Elements of Compensation —Long-Term Incentive Compensation—2010.”

Grants of Plan-Based Awards for 2010
     The following table provides additional information about stock and option awards and non-equity incentive plan awards granted to the Named Executive Officers by Exterran Holdings and us during the year ended December 31, 2010. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

									All Other		All Other
									Stock		Option			Grant Date
									Awards:		Awards:		Exercise	Fair
			Estimated Possible Payouts			Estimated Possible Payouts			Number of		Number of		or Base	Value of
			Under Non-Equity				Under Equity		Shares of		Securities		Price of	Stock and
			Incentive Plan Awards(1)			Incentive Plan Awards(2)			Stock or		Underlying		Option	Option
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	Units		Options		Awards	Awards
Name	Date		($)	($)	($)	(#)	(#)	(#)	(#)		(#)		($/SH)	($)(3)
Ernie L.			0	700,000	1,400,000
Danner	2/28/2010					0	21,978	43,956						500,000
	2/28/2010								45,495	(4)				1,035,011
	2/28/2010	(5)							19,780	(4)				449,995
	2/28/2010										118,785	(6)	22.75	1,034,617
	2/28/2010	(5)									51,645	(6)	22.75	449,827
	3/01/2010								10,052	(7)				229,990
	3/01/2010	(5)							4,371	(7)				100,008
Michael J.			0	51,450	102,900
Aaronson (8)	7/01/2010								4,824	(9)				124,990
	7/01/2010								5,608	(10)				125,002
David S.			0	105,987	211,974
Miller	2/28/2010								4,154	(4)				94,504
	2/28/2010										10,846	(6)	22.75	94,469
	3/01/2010								918	(7)				21,004
	8/12/2010	(11)							4,431	(12)				100,008
	8/12/2010	(11)									11,568	(13)	22.57	99,485
J. Michael			0	255,500	511,000
Anderson	2/28/2010					0	5,495	10,990						125,011
	2/28/2010								13,352	(4)				303,758
	2/28/2010										34,861	(6)	22.75	303,639
	3/01/2010								2,950	(7)				67,496
D. Bradley			0	245,000	490,000
Childers	2/28/2010					0	5,495	10,990						125,011
	2/28/2010								11,374	(4)				258,759
	2/28/2010										29,696	(6)	22.75	258,652
	3/01/2010								2,513	(7)				57,497
Joseph G.			0	238,000	476,000
Kishkill	2/28/2010					0	5,495	10,990						125,011
	2/28/2010								11,374	(4)				258,759
	2/28/2010	(14)							3,297	(4)				75,007
	2/28/2010										29,696	(6)	22.75	258,652
	2/28/2010	(14)									8,608	(6)	22.75	74,976
	3/01/2010								2,513	(7)				57,497

(1)	The amounts in these columns reflect the range of potential payouts under the 2010 Incentive Program. The actual payouts under the plan were determined in February 2011 and are expected to be paid in the first quarter of 2011, as reflected in the Summary Compensation Table for 2010, above.

(2)	The amounts in these columns reflect the range of potential payouts of performance shares awarded as part of the LTI Award for 2010. “Target” is the number of performance shares awarded in 2010. “Threshold” represents the lowest possible payout (0% of the grant), and “Maximum” reflects the highest possible payout (200% of the grant). See “Elements of Compensation—Long-Term Incentive Compensation—2010” for a detailed description of the performance shares. The actual payouts under the performance shares were determined in February 2011, but will not vest until March 2013.

(3)	The value of Exterran Holdings’ performance shares, restricted stock and stock option awards and our phantom unit awards on the grant date is calculated in accordance with ASC 718. Performance shares are shown at target value; for a discussion of actual number of performance shares awarded, as finally determined by the Exterran Holdings compensation committee following the conclusion of the performance period, see “Elements of Compensation—Long-Term Incentive Compensation—2010.”

(4)	Exterran Holdings restricted stock awards were granted under the Stock Incentive Plan and vest over a three-year period at the rate of one-third per year beginning on March 4, 2011 and on each successive anniversary of the initial date of vesting.

(5)	Consists of a one-time grant awarded to Mr. Danner in recognition of his leadership and Exterran Holdings’ performance during the second half of 2009, together with his willingness to forgo any salary increase or adjustment to his LTI Award opportunity when promoted to Chief Executive Officer in June 2009.

(6)	Options to purchase Exterran Holdings’ common stock were granted under the Stock Incentive Plan and vest over a three-year period at the rate of one-third per year beginning on March 4, 2011 and on each successive anniversary of the initial date of vesting.

(7)	Partnership phantom units with tandem DERs were granted under the Partnership Plan and vest over a three-year period at the rate of one-third per year beginning on March 4, 2011 and on each successive anniversary of the initial date of vesting.

(8)	The amounts shown for Mr. Aaronson under “Estimated Possible Payouts Under Non-equity Incentive Plan Awards” reflect the range of his potential payout under the 2010 Incentive Program, prorated for the period from July 1, 2010, when he began his employment with Exterran Holdings, through December 31, 2010.

(9)	Exterran Holdings restricted stock awards were granted under the Stock Incentive Plan and vest over a three-year period at the rate of one-third per year beginning on July 1, 2011 and on each successive anniversary of the initial date of vesting.

(10)	Partnership phantom units with tandem DERs were granted under the Partnership Plan and vest over a three-year period at the rate of one-third per year beginning on July 1, 2011 and on each successive anniversary of the initial date of vesting.

(11)	Consists of a one-time grant awarded to Mr. Miller in connection with his assumption of the role of Vice President and Chief Financial Officer, Easter Hemisphere of EESLP.

(12)	Exterran Holdings restricted stock awards were granted under the Stock Incentive Plan and vest over a three-year period at the rate of one-third per year beginning on August 12, 2011 and on each successive anniversary of the initial date of vesting.

(13)	Options to purchase Exterran Holdings’ common stock were granted under the Stock Incentive Plan and vest over a three-year period at the rate of one-third per year beginning on August 12, 2011 and on each successive anniversary of the initial date of vesting.

(14)	Consists of a one-time grant awarded to Mr. Kishkill in recognition of his assumption of the role of President, Eastern Hemisphere of EESLP in late 2009.

Outstanding Equity Awards at Fiscal Year-End for 2010
     The following table provides information regarding equity awards and equity-based awards granted by Universal, Exterran Holdings and us that were outstanding at December 31, 2010. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

						Stock Awards
												Equity
										Equity		Incentive Plan
								Market		Incentive Plan		Awards:
	Option Awards							Value of		Awards:		Market or
	Number of	Number of				Number of		Shares or		Number of		Payout Value
	Securities	Securities				Shares or		Units of		Unearned		of Unearned
	Underlying	Underlying				Units of		Stock		Shares, Units or		Shares, Units
	Unexercised	Unexercised		Option		Stock That		That		Other Rights		or Other Rights
	Options	Options		Exercise	Option	Have Not		Have Not		That Have Not		That Have Not
	(#)	(#)		Price	Expiration	Vested		Vested		Yet Vested		Yet Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)		(#)		($)
Ernie L.	21,675			30.07	4/30/2014
Danner	22,000			38.15	3/09/2015
	68,812	34,405	(1)	23.63	10/08/2015
	25,000			43.39	3/03/2016
	24,850	49,698	(1)	16.14	3/04/2016	83,862	(2)	2,008,495	(3)	37,363	(4)	894,844	(3)
		170,430	(1)	22.75	2/28/2017	20,145	(5)	541,095	(6)
Michael J. Aaronson						4,824	(2)	115,535	(3)
						5,608	(5)	150,631	(6)
David S. Miller	5,030	10,059		22.15	2/02/2016
		10,846		22.75	2/28/2017	8,585	(2)	205,611	(3)
		11,568		22.57	8/12/2017	8,071	(5)	216,787	(6)
J. Michael	85,000			17.30	3/31/2013
Anderson	20,000			30.07	4/30/2014
	21,687	10,843	(1)	67.30	3/04/2015
	17,000			38.15	3/09/2015
	20,000			43.39	3/03/2016
	19,880	39,759	(1)	16.14	3/04/2016
		34,861	(1)	22.75	2/28/2017	32,325	(2)	772,028	(3)	9,342	(4)	223,741	(3)
	10,871			75.27	6/12/2017	9,391	(5)	252,242	(6)
D. Bradley	38,420			19.03	9/03/2012
Childers	25,000			16.71	3/10/2013
	20,000			30.07	4/30/2014
	20,480	10,240	(1)	67.30	3/04/2015
	17,000			38.15	3/09/2015
	20,000			43.39	3/03/2016
	17,395	34,789	(1)	16.14	3/04/2016
		29,696	(1)	22.75	2/28/2017	28,175	(2)	674,791	(3)	9,342	(4)	223,741	(3)
	10,871			75.27	6/12/2017	8,279	(5)	222,374	(6)
Joseph G.	4,667			18.07	11/27/2012
Kishkill	6,667			16.71	3/10/2013
	6,000			30.07	4/30/2014
	3,715			78.25	8/20/2014
	2,613	1,307	(1)	67.30	3/04/2015
	2,000			38.15	3/09/2015
	3,200			43.39	3/03/2016
	17,395	34,789	(1)	16.14	3/04/2016
		38,304	(1)	22.75	2/28/2017	28,755	(2)	688,682	(3)	9,342	(4)	223,741	(3)
	1,208			75.27	6/12/2017	6,519	(5)	175,100	(6)

(1)	Represents options to purchase Exterran Holdings’ common stock awarded under the Stock Incentive Plan that vest at the rate of one-third per year over a three-year period, with a term of seven years following the date of grant.

(2)	Represents Exterran Holdings’ restricted stock awarded under the Stock Incentive Plan that vest at the rate of one-third per year over a three-year period.

(3)	Based on the market closing price of Exterran Holdings’ common stock on December 31, 2010 of $23.95 per share.

(4)	Represents Exterran Holdings’ performance shares awarded under the Stock Incentive Plan that vest on March 4, 2013. Amounts shown are the actual number of shares awarded, as finally determined by the Exterran Holdings compensation committee following the conclusion of the performance period.

(5)	Represents our phantom units with tandem DERs under the Partnership Plan that vest at the rate of one-third per year over a three-year period.

(6)	Based on the market closing price of our common units on December 31, 2010 of $26.86 per common unit.

Option Exercises and Stock Vested for 2010
     The following table provides additional information about the value realized by the Named Executive Officers on stock award vesting during the year ended December 31, 2010. No stock options were exercised by the Named Executive Officers during the year ended December 31, 2010. The value realized upon vesting represents the total value to each Named Executive Officer and does not represent the amount allocated to us.

	Stock Awards
	Number of
	Shares and Units	Value
	Acquired	Realized on
	on Vesting	Vesting
Name	(#)	($)
Ernie L. Danner	12,156	290,647	(1)
Michael J. Aaronson	—	—
David S. Miller	3,577	80,876	(2)
J. Michael Anderson	17,600	424,218	(3)
D. Bradley Childers	16,059	387,417	(4)
Joseph G. Kishkill	10,559	252,465	(5)

(1)	The value of vested shares reported for Mr. Danner is attributable to vesting of the following awards:
•	9,294 restricted shares of Exterran Holdings’ common stock at $24.31—$225,937

•	2,862 Partnership phantom units with tandem DERs at $22.61—$64,710

(2)	The value of vested shares reported for Mr. Miller is attributable to vesting of the following awards:
•	3,577 Partnership phantom units with tandem DERs at $22.61—$80,876

(3)	The value of vested shares reported for Mr. Anderson is attributable to vesting of the following awards:
•	2,000 restricted shares of Exterran Holdings’ common stock at $26.02—$52,040

•	11,448 restricted shares of Exterran Holdings’ common stock at $24.31—$278,301

•	4,152 Partnership phantom units with tandem DERs at $22.61—$93,877

(4)	The value of vested shares reported for Mr. Childers is attributable to vesting of the following awards:
•	2,000 restricted shares of Exterran Holdings’ common stock at $26.02—$52,040

•	10,296 restricted shares of Exterran Holdings’ common stock at $24.31—$250,296

•	3,763 Partnership phantom units with tandem DERs at $22.61—$85,081

(5)	The value of vested shares reported for Mr. Kishkill is attributable to vesting of the following awards:
•	445 restricted shares of Exterran Holdings’ common stock at $26.02—$11,579

•	532 Exterran Holdings’ restricted stock units at $21.34—$11,353

•	7,579 Exterran Holdings’ restricted stock units at $24.31—$184,245

•	2,003 Partnership phantom units with tandem DERs at $22.61—$45,288

Nonqualified Deferred Compensation for 2010
     The following table summarizes the Named Executive Officers’ compensation under Exterran Holdings’ nonqualified deferred compensation plans for the year ended December 31, 2010. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

		Aggregate		Aggregate
	Executive	Earnings	Aggregate	Balance at
	Contributions in	in Last	Withdrawals/	Last Fiscal
	Last Fiscal Year	Fiscal Year	Distributions	Year-End
Name	($)	($)	($)	($)
Ernie L. Danner	298,069	41,176	—	475,283
Michael J. Aaronson	—	—	—	—
David S. Miller	—	—	—	—
J. Michael Anderson	—	22,286	—	158,236
D. Bradley Childers	—	21,099	—	146,957
Joseph G. Kishkill	—	—	—	—

Payments and Potential Payments upon Change of Control
     We and Exterran Holdings have decided, as a policy matter, not to offer employment agreements to our executive officers. Certain of our executive officers, including our Named Executive Officers, have entered into change of control agreements with Exterran Holdings. Exterran Holdings designed the change of control agreements to aid in the retention of its executives and promote continuity of management in the event of any actual or potential change of control. Each such agreement provides that if, during the 18-month period following a change of control (as that term is defined in the change of control agreements), the executive’s employment is terminated other than for cause, death or disability, or the executive terminates his employment for good reason (in each case, a “Qualifying Termination”), then the executive will receive a lump sum in cash within 60 days after the date of termination (provided, however, that to the extent the executive is a specified employee for purposes of Section 409A of the Code, payment of amounts subject to Section 409A will be delayed for six months from the date of termination) the following:
•	an amount equal to the total of the executive’s earned but unpaid base salary through the date of termination, plus the executive’s target annual incentive bonus that would be payable to the executive for that year prorated to the date of termination, plus any earned but unpaid annual bonus for the prior year, plus any portion of the executive’s earned but unused vacation pay for that year;

•	an amount equal to two times (three times in the case of Mr. Danner) the sum of the executive’s current annual base salary and the target annual incentive bonus award that would be payable to the executive for that year;

•	an amount equal to two times (three times in the case of Mr. Danner) the total of the matching contributions that would have been credited to the executive under the Exterran 401(k) Plan and any other deferred compensation plan had the executive made the required amount of elective deferrals or contributions during the 12-month period immediately preceding the month of the executive’s date of termination, such amount being grossed up for Messrs. Anderson and Childers so that the amount the executive actually receives after payment of any federal or state taxes equals the amount described above; under the terms of their change of control agreements, no other Named Executive Officer is entitled to any such gross-up amount;

•	any amount previously deferred, or earned but not paid, by the executive under the incentive and nonqualified deferred compensation plans or programs as of the date of termination;

•	for a period of two years (three years in the case of Mr. Danner) following the executive’s date of termination, we will provide company medical and welfare benefits to the executive and/or the executive’s family equal to those benefits that would have been provided to such executive if the executive’s employment had not been terminated;

•	all stock options, restricted stock, restricted stock units or other stock-based awards, and all common units, unit appreciation rights, unit awards or other unit-based awards and all cash-based incentive awards held by the executive that are not vested, will vest; and

•	in the event that any payment or distribution we make to or for the benefit of the executive would be subject to a federal excise tax, Messrs. Anderson and Childers are entitled to receive an additional gross-up payment; under the terms of their change of control agreements, no other Named Executive Officer is entitled to receive any additional gross-up payment.
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
     Pursuant to the terms of the applicable award agreements, all Exterran Holdings’ stock options, restricted stock and restricted stock units awarded prior to 2010 become fully vested upon a change of control that is not followed by a Qualifying Termination. Pursuant to the terms of the applicable award agreements for all Exterran Holdings’ stock options, restricted stock and restricted stock units awarded beginning in 2010, upon a change of control that is not followed by a Qualifying Termination, only the portion of the award that would have vested on the next vesting date will fully vest, and the remaining portion of the award will continue to be subject to the original vesting schedule.
     Assuming the occurrence of a change of control and a Qualifying Termination under the change of control agreements and the Partnership Plan on December 31, 2010, and assuming an Exterran Holdings common stock value of $23.95 per share and a Partnership common unit value of $26.86 per unit (the December 31, 2010 closing prices, respectively), we estimate that the following Named Executive Officers would receive the following benefits (excluding any tax gross-ups as provided in the change of control agreements with Messrs. Anderson and Childers; the change of control agreements with Messrs. Danner, Aaronson, Miller and Kishkill do not provide for any such gross-ups):

				Restricted
	2010	Base Salary		Stock and		Benefits
	Target	and Target	Stock	Phantom	Performance	and
	Bonus	Bonus	Options	Units	Shares	Perquisites	Total
Name	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Ernie L. Danner	700,000	3,600,000	603,667	2,588,228	894,844	56,337	8,443,076
Michael J. Aaronson	51,450	695,800	—	271,381	—	25,378	1,044,009
David S. Miller	105,987	716,674	47,085	459,764	—	25,378	1,354,888
J. Michael Anderson	255,500	1,241,000	352,351	1,052,570	223,741	37,750	3,162,912
D. Bradley Childers	245,000	1,190,000	307,337	922,485	223,741	37,558	2,926,121
Joseph G. Kishkill	238,000	1,156,000	317,667	880,271	223,741	23,190	2,838,869

(1)	The amounts included in this column are calculated by adding each Named Executive Officer’s base salary on December 31, 2010 and 2010 target bonus and multiplying that sum by two (three in the case of Mr. Danner), as specified in each Named Executive Officer’s change of control agreement.

(2)	The amounts included in this column represent the value of options to purchase Exterran Holdings’ common stock. All stock options become fully vested upon a change of control and Qualifying Termination. Assuming a change of control not followed by a Qualifying Termination, the amounts shown in this column would be $467,323, $—, $27,767, $324,463, $283,581 and $287,025, respectively. The number of options currently unvested and outstanding at year end for each Named Executive Officer is provided in the Outstanding Equity Awards at Fiscal Year-End for 2010 table above, and the value of such awards has been calculated using the market closing price of Exterran Holdings’ common stock on December 31, 2010 ($23.95).

(3)	The amounts included in this column represent the value of Exterran Holdings’ restricted stock and Partnership phantom units (including the related DERs). Upon a change of control and Qualifying Termination, all restricted shares and phantom units will fully vest and the restrictions will lapse. Assuming a change of control not followed by a Qualifying Termination, the amounts shown in this column would be $1,274,372, $90,478, $313,250, $783,845, $693,573 and 598,717, respectively. The number of restricted shares and phantom units that are unvested and outstanding at year end for each Named Executive Officer is provided in the Outstanding Equity Awards at Fiscal Year-End for 2010 table above, and the value of such awards has been calculated using the market closing prices of Exterran Holdings’ common stock ($23.95) and our common units ($26.86), respectively, on December 31, 2010, with the DERs accumulated through December 31, 2010 added to the phantom unit values.

(4)	The amounts included in this column represent the value of Exterran Holdings’ performance shares that have not vested as of December 31, 2010. All performance shares become fully vested upon a change of control and Qualifying Termination. The number of performance shares currently unvested and outstanding at year end for each Named Executive Officer is provided in the Outstanding Equity Awards at Fiscal Year-End for 2010 table above, and the value of such awards has been calculated using the market closing price of our common stock on December 31, 2010 ($23.95).

(5)	The amounts included in this column represent each Named Executive Officer’s right to the payment of medical benefit premiums and the 401(k) Plan matching contributions for a two-year period (a three-year period in the case of Mr. Danner).

Compensation of Directors
Retainers and Fees
     Only the independent members of Exterran GP LLC’s board of directors receive compensation for their service as directors. Messrs. Danner, Aaronson, Miller, Anderson, Childers and Schlanger, who are executive officers of Exterran GP LLC, serve on the board of directors but receive no compensation for such service. Exterran GP LLC’s board of directors has implemented a program of cash and equity compensation for its independent directors, consisting of:
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
Equity-Based Compensation
     Independent directors are annually awarded phantom units under the Partnership Plan. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of our compensation committee, the cash equivalent to the value of a common unit. Phantom units awarded to independent directors are granted with DERs, which are credited with an amount equal to any cash distributions we make on common units during the period such phantom units are outstanding and are payable upon vesting of the tandem phantom units without interest. The DERs are subject to the same vesting restrictions and risk of forfeiture applicable to the underlying grant.
     During the year ended December 31, 2010, the non-employee directors of Exterran GP LLC earned compensation as set forth below:

	Fees Earned in Cash	Unit Awards	DERs	Total
Name	($)	($)(1)	($)	($)
James G. Crump	83,000	40,009	8,588	131,597
G. Stephen Finley	70,000	40,009	8,588	118,597
Edmund P. Segner, III	62,000	40,009	417	102,426

(1)	The amounts included in this column represent the grant date fair value related to awards of phantom units, calculated in accordance with ASC 718.
Risk Assessment Related to Exterran Holdings’ Compensation Structure
     As disclosed above under “Overview,” as is commonly the case for many publicly traded limited partnerships, we have no employees. Under the terms of our Partnership Agreement, we are ultimately managed by Exterran GP LLC, the general partner of Exterran General Partner, L.P., our general partner. In addition, as disclosed above under “Partnership Compensation Committee Structure and Responsibilities,” the compensation structure for our executive officers is generally established by the Exterran Holdings compensation committee, which performed a risk assessment and believes that its compensation programs do not create risks that are reasonably likely to have a material adverse effect on Exterran Holdings. For example, the Exterran Holdings compensation committee and management set performance goals in light of past performance, future expectations and market conditions, which they believe do not encourage the taking of unreasonable risks. The Exterran Holdings compensation committee believes its practice of considering non-financial and other qualitative factors in determining compensation awards discourages excessive risk-taking and encourages good judgment. In addition, Exterran Holdings believes employee compensation is allocated between cash and equity-based awards, between fixed and variable awards, and between short-term and long-term focused compensation in a manner that encourages decision-making that balances short-term goals with long-term goals and thereby reduces the likelihood of excessive risk taking. Finally, the Exterran Holdings compensation committee has established multiple performance indicators in its short-term incentive program that balance various Exterran Holdings objectives, short-term incentive awards with maximum payout levels, and long-term incentive awards with three-year vesting periods, which Exterran Holdings believes further balances short- and long-term objectives and encourages employee behavior designed to achieve sustained profitability and growth.
     Exterran GP LLC conducted a similar assessment, with input from Exterran GP LLC’s executive management, and determined, based on the same considerations discussed above in relation to Exterran Holdings’ risk assessment, that Exterran Holdings’ and our compensation policies do not create risks that are reasonably likely to have a material adverse effect on us.
Compensation Committee Interlocks and Insider Participation
     Messrs. Finley, Crump and Segner served on our compensation committee during 2010. There are no matters relating to interlocks or insider participation that we are required to report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2010, with respect to the compensation plans under which our common units are authorized for issuance, aggregated as follows:

(c)
Number of Securities
Remaining Available for
	(a)		(b)	Future Issuance Under
	Number of Securities to be		Weighted-Average	Equity Compensation
	Issued Upon Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
	Warrants and Rights		Warrants and Rights	Column (a))
Plan Category	(#)		($)	(#)

Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders(1)	—	(2)	—	884,648

Total	—		—	884,648

(1)	For more information about our Long-Term Incentive Plan, which did not require approval by our unitholders, please read Item 11 (“Executive Compensation — Compensation Discussion and Analysis — Other Compensation Programs — Exterran Partners Long-Term Incentive Plan”) of this report.

(2)	Does not include 98,537 phantom units outstanding as of December 31, 2010. Upon vesting, phantom units are payable in common units or in cash, in the discretion of our compensation committee.
Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 17, 2011, with respect to persons known to us to be the beneficial owners of more than five percent of our outstanding limited partner units. Beneficial ownership is determined in accordance with the rules of the SEC.

	Common		Subordinated		Percent of
	Units	Percent of	Units	Percent of	Total Units
Name and Address of	Beneficially	Common	Beneficially	Subordinated	Beneficially
Beneficial Owner	Owned	Units(1)	Owned	Units(2)	Owned(3)
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(4) 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	2,925,768	10.7%	—	—	9.1%
Exterran Holdings, Inc. 16666 Northchase Drive Houston, TX 77060	13,666,107	50.0%	4,743,750	100%	57.4%

(1)	Reflects the common units beneficially owned as a percentage of 27,354,344 common units outstanding.

(2)	Reflects the subordinated units beneficially owned as a percentage of 4,743,750 subordinated units outstanding.

(3)	As a percentage of the total limited partner interest. When taking into consideration the 2% general partner interest, the percentages reflected in this column are 8.9% and 58.2% (including the general partner interest), respectively.

(4)	Based solely on a review of the Schedule 13G/A jointly filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne on February 9, 2011.
Security Ownership of Management
The following table sets forth information as of February 17, 2011, with respect to our common units beneficially owned by Exterran GP LLC’s directors, Named Executive Officers and all of our current directors and executive officers as a group. Each beneficial owner has sole voting and investment power with respect to all the units attributed to him. The address for each executive officer and director listed below is c/o Exterran GP LLC, 16666 Northchase Drive, Houston, Texas 77060.

	Units
	Owned	Phantom	Total	Percent of
Name of Beneficial Owner	Directly	Units(1)	Ownership	Class
Named Executive Officers
Ernie L. Danner	115,073	7,669	122,742	*
Michael J. Aaronson	—	—	—	*
J. Michael Anderson	10,623	5,136	15,759	*
D. Bradley Childers	4,061	4,601	8,662	*
Joseph G. Kishkill	1,502	2,841	4,343	*
Directors
James G. Crump	7,361	—	7,361	*
G. Stephen Finley	6,968	—	6,968	*
David S. Miller	7,630	3,883	11,513	*
Edmund P. Segner, III	1,958	—	1,958	*
Daniel K. Schlanger	12,799	3,436	16,235	*
All current directors and executive officers as a group (12 persons)	173,317	29,997	203,314	1%

*	Less than 1%.

(1)	Only includes phantom units that vest within 60 days of February 17, 2011.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
Distributions and Payments to Our General Partner and its Affiliates
As of December 31, 2010, Exterran and its subsidiaries owned 4,743,750 subordinated units and 13,666,107 common units, which together constitute 57% of the limited partner interest in us, and 653,318 general partner units, which constitute the entire 2% general partner interest in us. Exterran Holdings is, therefore, a “related person” relative to us under SEC regulations, and we believe that Exterran Holdings has and will have a direct and indirect material interest in its various transactions with us.

The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the ongoing operation of Exterran Partners, L.P.

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98% to our unitholders on a pro rata basis, including our general partner and its affiliates, as the holders of 4,743,750 subordinated units and 13,666,107 common units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, then our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

During the year ended December 31, 2010, our general partner and its affiliates received aggregate distributions of approximately $2.4 million on their general partner units, including distributions on our general partner’s incentive distribution rights, $19.1 million on their common units and $11.0 million on their subordinated units. On February 14, 2011, our general partner and its affiliates received a quarterly distribution with respect to the period from October 1, 2010 to December 31, 2010, of approximately $0.8 million on their general partner units, including distributions on our general partner’s incentive distribution rights, $6.5 million on their common units and $2.2 million on their subordinated units.

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
August 2010 Contract Operations Acquisition
In connection with the August 2010 Contract Operations Acquisition, we acquired from Exterran Holdings contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements, comprising approximately 255,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us. In exchange, we issued to Exterran Holdings’ wholly-owned subsidiaries approximately 8.2 million common units and approximately 167,000 general partner units. Total consideration for the transaction was approximately $214.0 million, excluding transaction costs.
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
Indemnification for Environmental and Related Liabilities
Under the Omnibus Agreement, Exterran Holdings has agreed to indemnify us, for a three-year period following each applicable asset acquisition from Exterran Holdings, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the acquired assets that occur before the acquisition date. Exterran Holdings’ maximum liability for this and its other indemnification obligations under the Omnibus Agreement cannot exceed $5 million, and Exterran Holdings will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify Exterran Holdings against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Exterran Holdings is not required to indemnify us.
Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-acquisition operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the year ended December 31, 2010, there were no requests for indemnification by either party.
Purchase of New Compression Equipment from Exterran Holdings
Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of the board of directors of the general partner. During the year ended December 31, 2010, we purchased $9.8 million of new compression equipment from Exterran Holdings.
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
In consideration for such transfer of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it; (2) agree to lease such compression equipment from the transferor; or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. Unless the Omnibus Agreement is terminated earlier as discussed above, the transfer of compression equipment provisions described above will terminate on November 10, 2012.
During the year ended December 31, 2010, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 125 compressor units, totaling approximately 55,200 horsepower with a net book value of approximately $25.3 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 200 compressor units, totaling approximately 53,000 horsepower with a net book value of approximately $30.2 million. During the year ended December 31, 2010, we recorded a capital contribution of approximately $4.9 million related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid a nominal amount to Exterran Holdings for the difference in fair value of the equipment in connection with the transfer. The units we transferred to Exterran Holdings were being utilized to provide services to customers of Exterran Holdings on the date of the transfer, and prior to the transfer had been leased by Exterran Holdings from us.
For the year ended December 31, 2010, we had revenues of $0.9 million from Exterran Holdings related to the lease of our compression equipment and cost of sales of $14.5 million with Exterran Holdings related to the lease of its compression equipment.
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
Costs incurred by Exterran Holdings directly attributable to us are charged to us in full. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among us and Exterran Holdings’ other operations. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense for the year ended December 31, 2010 is $27.2 million of indirect costs incurred by Exterran Holdings.
Exterran Holdings has agreed that, for a period that will terminate on December 31, 2011, our obligation to reimburse Exterran Holdings for (1) any cost of sales that it incurs in the operation of our business will be capped at an amount equal to $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly); and (2) any SG&A costs allocated to us will be capped at $7.6 million per quarter (after taking into account any such costs that we incur and pay directly). These caps may be subject to increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.
For the year ended December 31, 2010, our cost of sales exceeded the cap by $21.4 million, and our SG&A expenses exceeded the cap by $3.3 million. The excess amount over the cap is being accounted for as a capital contribution.
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
Review, Approval or Ratification of Transactions with Related Persons
The related person transactions in which we engaged in 2010 were typically of a recurring, ordinary course nature and were previously made known to the board of directors of the general partner and generally were of the sort contemplated by the Omnibus Agreement. While we do not have formal, specified policies or procedures for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404, as related person transactions may result in potential conflicts of interest among management and board-level decision makers, our partnership agreement does set forth procedures that the board of directors of the general partner may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.
The board of directors of the general partner has established a conflicts committee to carry out certain duties set forth in our partnership agreement and the Omnibus Agreement, and to carry out any other duties delegated by the general partner’s board of directors that involve or relate to conflicts of interests between us and Exterran Holdings, including its operating subsidiaries.
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
ITEM 14. Principal Accountant Fees and Services
During the years ended December 31, 2010 and 2009, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, were billed to Exterran Holdings and then charged to us. The services rendered during both the years ended December 31, 2010 and 2009 were for the audit of our annual financial statements and work related to registration statements and were approximately $0.4 million and $0.3 million, respectively. All of the fees during each of the years ended December 31, 2010 and 2009 were “Audit Fees,” and none of those fees constituted “Audit-Related Fees,” “Tax Fees” or “All Other Fees,” in each case, as such terms are defined by the SEC.
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
All services performed by the independent registered public accounting firm during 2010 and 2009 were approved in advance by the audit committee of Exterran GP LLC’s board of directors. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to Exterran GP LLC’s audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair, or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

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
(b) Exhibits

Exhibit
No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008

3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009

4.2	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009

Exhibit
No.	Description
10.1	Second Amended and Restated Omnibus Agreement, dated November 5, 2009, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2	First Amendment to Second Amended and Restated Omnibus Agreement, dated August 11, 2010, by and among Exterran Partners, L.P., Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.3	Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.4	Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.5	Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.6	Intercreditor and Collateral Agency Agreement, dated as of October 13, 2009, by and among Exterran Partners, L.P., EXLP ABS 2009 LLC, EXLP Operating LLC, Wells Fargo Bank, National Association, as Indenture Trustee, Wachovia Bank, National Association, as Bank Agent, and Wells Fargo Bank, National Association, in its individual capacity as the Intercreditor Collateral Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009

10.7	Management Agreement, dated as of October 13, 2009, by and between Exterran Partners, L.P., as Manager, EXLP ABS 2009 LLC, as Issuer, and EXLP ABS Leasing 2009 LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.8†	Universal Compression Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006

10.9†	First Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008

10.10†	Second Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2008

10.11†	Third Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.12†	Form of Grant of Phantom Units, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006

10.13†	Form of Grant of Options, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006

Exhibit
No.	Description
10.14†	Form of Amendment to Grant of Options, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.15†	Form of Amendment No. 2 to Grant of Options, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 30, 2008

10.16†	Form of Amendment No. 3 to Grant of Options, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.17†	Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.18†	Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs for Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.19†	Form of Change of Control Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2010

21.1*	List of Subsidiaries of Exterran Partners, L.P.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Pro forma financial information

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Exterran Partners, L.P.
Houston, Texas
We have audited the accompanying consolidated balance sheets of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2010 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2011 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 24, 2011

EXTERRAN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)

	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$50	$203
Restricted cash	—	431
Accounts receivable, trade, net of allowance of $1,232 and $714, respectively	24,550	23,210
Due from affiliates, net	3,759	—

Total current assets	28,359	23,844
Compression equipment	953,759	770,703
Accumulated depreciation	(316,806)	(212,776)

Net compression equipment	636,953	557,927
Goodwill	124,019	124,019
Interest rate swaps	5,769	262
Intangibles and other assets, net	18,245	11,174

Total assets	$813,345	$717,226

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$166	$—
Due to affiliates, net	—	1,293
Accrued liabilities	9,347	7,198
Accrued interest	983	2,030
Current portion of interest rate swaps	3,112	9,229

Total current liabilities	13,608	19,750
Long-term debt	449,000	432,500
Interest rate swaps	—	6,668

Total liabilities	462,608	458,918
Commitments and contingencies (Note 12)
Partners’ capital:
Limited partner units:
Common units, 27,363,451 and 17,541,965 units issued and outstanding, respectively	379,748	298,010
Subordinated units, 4,743,750 and 6,325,000 units issued and outstanding, respectively	(30,702)	(33,194)
General partner units, 2% interest with 653,318 and 486,243 equivalent units issued and outstanding, respectively	10,638	8,457
Accumulated other comprehensive loss	(8,673)	(14,857)
Treasury units, 15,756 and 8,426 common units, respectively	(274)	(108)

Total partners’ capital	350,737	258,308

Total liabilities and partners’ capital	$813,345	$717,226

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Years Ended December 31,
	2010	2009	2008
Revenue	$237,636	$181,729	$163,712
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense)	124,242	83,480	73,563
Depreciation and amortization	52,518	36,452	27,053
Long-lived asset impairment	24,976	3,151	—
Selling, general and administrative	34,830	24,226	16,085
Interest expense	24,037	20,303	18,039
Other (income) expense, net	(314)	(1,208)	(1,430)

Total costs and expenses	260,289	166,404	133,310

Income before income taxes	(22,653)	15,325	30,402
Income tax expense	680	541	555

Net income (loss)	$(23,333)	$14,784	$29,847

General partner interest in net income (loss)	$1,091	$1,354	$1,206

Common units interest in net income (loss)	$(19,257)	$9,137	$18,403

Subordinated units interest in net income (loss)	$(5,167)	$4,293	$10,238

Weighted average common units outstanding:
Basic	21,360	13,461	11,369

Diluted	21,360	13,477	11,414

Weighted average subordinated units outstanding:
Basic	5,731	6,325	6,325

Diluted	5,731	6,325	6,325

Earnings (loss) per common unit:
Basic	$(0.90)	$0.68	$1.62

Diluted	$(0.90)	$0.68	$1.61

Earnings (loss) per subordinated unit:
Basic	$(0.90)	$0.68	$1.62

Diluted	$(0.90)	$0.68	$1.61

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$(23,333)	$14,784	$29,847
Other comprehensive income (loss):
Interest rate swaps gain (loss)	7,843	2,052	(7,749)
Amortization of termination payments on interest rate swaps	(1,659)	—	—

Comprehensive income (loss)	$(17,149)	$16,836	$22,098

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)

	Partners’ Capital
									Accumulated
					General Partner		Treasury		Other
	Common Units		Subordinated Units		Units		Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2007	$197,903	10,353,790	$(49,411)	6,325,000	$5,827	340,383	$—	—	$(9,160)	$145,159
Issuance of units to Exterran Holdings, Inc. for a portion of its U.S. contract operations business	19,207	2,413,672	115		397	49,259				19,719
Contribution of capital	8,276		15,200		485					23,961
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(278)		(671)		(38)					(987)
Cash distributions	(20,131)		(10,989)		(1,072)					(32,192)
Unit based compensation income	(2,290)									(2,290)
Interest rate swap loss									(7,749)	(7,749)
Net income	18,403		10,238		1,206					29,847

Balance, December 31, 2008	$221,090	12,767,462	$(35,518)	6,325,000	$6,805	389,642	$—	—	$(16,909)	$175,468
Issuance of units to Exterran Holdings, Inc. for a portion of its U.S. contract operations business	82,722	4,739,927			1,685	96,601				84,407
Issuance of units for vesting of phantom units		34,576
Treasury units purchased							(108)	(8,426)		(108)
Transaction costs for registration of units	(24)		(11)							(35)
Contribution of capital	7,749		9,901		361					18,011
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(143)		(159)		(10)					(312)
Cash distributions	(23,651)		(11,700)		(1,738)					(37,089)
Unit based compensation expense	955									955
Other	175									175
Interest rate swap gain									2,052	2,052
Net income	9,137		4,293		1,354					14,784

Balance, December 31, 2009	$298,010	17,541,965	$(33,194)	6,325,000	$8,457	486,243	$(108)	(8,426)	$(14,857)	$258,308
Issuance of common units for vesting of phantom units		33,373
Treasury units purchased							(166)	(7,330)		(166)
Transaction costs for the public offering of common units by Exterran Holdings	(192)									(192)
Transaction costs for conversion of subordinated units	(25)									(25)
Conversion of subordinated units to common units	(8,721)	1,581,250	8,721	(1,581,250)						—
Issuance of units to Exterran Holdings for a portion of it’s U.S. contract operations business	125,043	8,206,863			2,548	167,075				127,591
Contribution of capital	21,401		10,316		928					32,645
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(558)		(385)		(29)					(972)
Cash distributions	(37,140)		(10,993)		(2,357)					(50,490)
Unit based compensation expense	1,187									1,187
Interest rate swap gain									7,843	7,843
Amortization of interest rate swap terminations									(1,659)	(1,659)
Net income (loss)	(19,257)		(5,167)		1,091					(23,333)

Balance, December 31, 2010	$379,748	27,363,451	$(30,702)	4,743,750	$10,638	653,318	$(274)	(15,756)	$(8,673)	$350,737

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(23,333)	$14,784	$29,847
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,518	36,452	27,053
Long-lived asset impairment	24,976	3,151	—
Amortization of debt issuance cost	1,180	457	285
Amortization of fair value of acquired interest rate swaps	111	149	187
Amortization of termination payment on interest rate swaps	1,659	—	—
Unit based compensation expense (income)	1,209	811	(2,090)
Provision for doubtful accounts	1,292	627	159
Gain on sale of compression equipment	(667)	(2,011)	(1,435)
Changes in assets and liabilities:
Accounts receivable, trade	(2,632)	2,121	(12,683)
Other assets	—	94	25
Accounts payable, trade	166	(163)	(419)
Interest rate swaps	(13,561)	—	—
Other liabilities	764	(536)	2,339

Net cash provided by operating activities	43,682	55,936	43,268

Cash flows from investing activities:
Capital expenditures	(28,113)	(17,893)	(23,434)
Proceeds from the sale of compression equipment	1,370	4,457	8,559
(Increase) decrease in restricted cash	431	(431)	—
(Increase) decrease in amounts due from affiliates, net	(2,730)	6,445	(6,445)

Net cash used in investing activities	(29,042)	(7,422)	(21,320)

Cash flows from financing activities:
Borrowings under long-term debt	471,000	76,750	191,750
Repayments under long-term debt	(454,500)	(100,200)	(185,325)
Distributions to unitholders	(50,490)	(37,089)	(32,192)
Debt issuance costs	(4,064)	—	(309)
Purchase of treasury units	(166)	(108)	—
Capital contribution from limited partners and general partner	24,720	7,799	12,600
Increase (decrease) in amounts due to affiliates, net	(1,293)	1,293	(8,063)

Net cash used in financing activities	(14,793)	(51,555)	(21,539)

Net increase (decrease) in cash and cash equivalents	(153)	(3,041)	409
Cash and cash equivalents at beginning of period	203	3,244	2,835

Cash and cash equivalents at end of period	$50	$203	$3,244

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,134	$19,696	$19,301

Cash paid for taxes	$620	$104	$275

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$2,838	$5,967	$11,008

Contract operations equipment acquired/exchanged, net	$126,911	$141,745	$134,181

Goodwill allocated in acquisitions	$—	$—	$56,867

Intangible assets allocated in acquisitions	$5,864	$5,746	$4,592

Debt assumed in acquisitions	$—	$57,200	$175,325

Common units issued to limited partner	$125,043	$82,722	$19,322

General partner units issued to general partner	$2,548	$1,685	$397

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
Organization
Exterran Partners, L.P., together with its subsidiaries (“we” or “the Partnership”), is a publicly held Delaware limited partnership formed on June 22, 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements.
In August 2007, we changed our name from Universal Compression Partners, L.P. to Exterran Partners, L.P. concurrent with the merger of Hanover Compressor Company (“Hanover”) and Universal Compression Holdings, Inc. (“Universal”). In connection with the merger, Universal and Hanover became wholly-owned subsidiaries of Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries “Exterran Holdings”), a new company formed in anticipation of the merger, and Universal was merged with and into Exterran Holdings. As of December 31, 2010, public unitholders held a 42% ownership interest in us and Exterran Holdings owned our remaining equity interests, including the general partner interests and all of our incentive distribution rights.
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
Restricted Cash
Restricted cash consisted of cash restricted for use to pay for expenses incurred under our asset-backed securitization facility, which terminated in November 2010 (see Note 5). Restricted cash is presented separately from cash and cash equivalents in the balance sheet and statement of cash flows.

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
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2010, 2009 and 2008, our bad debt expense was $1.3 million, $0.6 million and $0.2 million, respectively. During the years ended December 31, 2009 and 2008, one customer accounted for 11% and 13%, respectively, of our total revenue. No other customer individually accounted for 10% or more of our total revenue for the years ended December 31, 2010, 2009 and 2008.
Property and Equipment
Property and equipment is carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives for compression equipment as of December 31, 2010 were 15 to 30 years. Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that increase the value or extend the life of compressor units are capitalized and depreciated over the estimated useful life of up to seven years. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $51.1 million, $35.8 million and $26.9 million, respectively.
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
Amortization expense for finite life intangible assets totaled $1.4 million, $0.7 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2011	$1,593
2012	1,455
2013	1,312
2014	1,182
2015	1,064
Thereafter	6,013

Total	$12,619

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
Income Taxes
As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us generally flow through to our unitholders. However, some states impose an entity-level income tax on partnerships, including us. For the years ended December 31, 2010, 2009 and 2008, we recorded income tax expense of approximately $0.7 million, $0.5 million and $0.6 million, respectively, related to state income taxes.
Segment Reporting
ASC 280, “Segment Reporting,” establishes standards for entities to report information about the operating segments and geographic areas in which they operate. We only operate in one segment and all of our operations are located in the United States (“U.S.”).
Fair Value of Financial Instruments
Our financial instruments consist of cash, restricted cash, trade receivables and payables, interest rate swaps and long-term debt. At December 31, 2010 and 2009, the estimated fair values of such financial instruments, except for debt as of December 31, 2009, approximated their carrying values as reflected in our consolidated balance sheets. Based on market conditions, we believe that the fair value of our debt does not approximate its carrying value as of December 31, 2009 because the applicable margin on our debt was below market rates as of this date. The fair value of our debt as of December 31, 2009 has been estimated at $418.0 million based on similar debt transactions that occurred near December 31, 2009. The carrying amount of our debt as of December 31, 2009 was $432.5 million.
Hedging and Uses of Derivative Instruments
We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives was estimated using a combination of the market and income approach. Changes in the fair value of the swaps designated as cash flow hedges are deferred in accumulated other comprehensive loss to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

Earnings Per Common and Subordinated Unit
The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income (loss) allocated to the common units and subordinated units, respectively, after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period.
When computing earnings per common and subordinated unit under the two-class method in periods when earnings are greater than distributions, earnings are allocated to the general partner, common and subordinated units based on how our partnership agreement would allocate earnings if the full amount of earnings for the period had been distributed. This allocation of net income (loss) does not impact our total net income (loss), consolidated results of operations or total cash distributions; however, it may result in our general partner being allocated additional incentive distributions for purposes of our earnings per unit calculation, which could reduce net income (loss) per common and subordinated unit. However, as defined in our partnership agreement, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our general partner based on actual distributions. When computing earnings per common and subordinated unit, the amount of the assumed incentive distribution rights is deducted from net income (loss) and allocated to our general partner for the period to which the calculation relates. The remaining amount of net income (loss), after deducting the assumed incentive distribution rights, is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net income (loss).
When computing earnings per common and subordinated unit under the two-class method in periods when distributions are greater than earnings, the excess of distributions over earnings is allocated to the general partner, common and subordinated units based on how our partnership agreement allocates net losses. The amount of the incentive distribution rights is deducted from net income (loss) and allocated to our general partner for the period to which the calculation relates. The remaining amount of net income (loss), after deducting the incentive distribution rights, is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net losses.
The potentially dilutive securities issued by us include unit options and phantom units, neither of which requires an adjustment to the amount of net income (loss) used for dilutive earnings per common unit purposes. The table below indicates the potential common units that were included in computing the dilutive potential common units used in diluted earnings (loss) per common unit (in thousands):

	Years Ended December 31,
	2010	2009	2008
Weighted average common units outstanding — used in basic income (loss) per common unit	21,360	13,461	11,369
Net dilutive potential common units issuable:
Unit options	—	—	40
Phantom units	—	16	5

Weighted average common units and dilutive potential common units — used in diluted income (loss) per common unit	21,360	13,477	11,414

The table below indicates the potential number of common units that were excluded from net dilutive potential units of common units as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net dilutive potential common units issuable:
Unit options	—	—	591
Phantom units	99	—	4

Net dilutive potential common units issuable	99	—	595

2. August 2010, November 2009 and July 2008 Contract Operations Acquisitions
In August 2010, we acquired from Exterran Holdings contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements having a net book value of $121.8 million, net of accumulated depreciation of $53.6 million, and comprising approximately 255,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “August 2010 Contract Operations Acquisition”) for approximately $214.0 million, excluding transaction costs. In connection with this acquisition, we issued approximately 8.2 million common units to Exterran Holdings and approximately 167,000 general partner units to Exterran Holdings’ wholly-owned subsidiary.
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
In connection with this acquisition, we were allocated $4.5 million finite life intangible assets of Exterran Holdings’ North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. The amount of finite life intangible assets included in the November 2009 Contract Operations Acquisition is comprised of $4.3 million associated with customer relationships and $0.2 million associated with customer contracts. These intangible assets are being amortized through 2024 and 2016, respectively, based on the present value of expected income to be realized from these assets.
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
An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the August 2010, the November 2009 and the July 2008 Contract Operations Acquisitions was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Unaudited Pro Forma Financial Information
Pro forma financial information for the years ended December 31, 2010, 2009 and 2008 has been included to give effect to the significant expansion of our compressor fleet and service contracts as a result of the August 2010 Contract Operations Acquisition, the November 2009 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition. The August 2010 Contract Operations Acquisition is presented in the pro forma financial information as though the transaction occurred as of January 1, 2009. The November 2009 Contract Operations Acquisition and the July 2008 Contract Operations Acquisition are presented in the pro forma financial information as though the transactions had occurred as of January 1, 2008.
The unaudited pro forma financial information for the years ended December 31, 2010, 2009 and 2008 reflects the following transactions:
As related to the August 2010 Contract Operations Acquisition:
•	our acquisition in August 2010 of certain contract operations customer service agreements and compression equipment from Exterran Holdings; and

•	our issuance of approximately 8.2 million common units to Exterran Holdings and approximately 167,000 general partner units to Exterran Holdings’ wholly-owned subsidiary.
As related to the November 2009 Contract Operations Acquisition:
•	our acquisition in November 2009 of certain contract operations customer service agreements and compression equipment from Exterran Holdings;

•	our assumption of $57.2 million of Exterran Holdings’ long-term debt;

•	our borrowing of $30.0 million under our asset-backed securitization facility and $28.0 million under our revolving credit facility and use of those proceeds to retire the debt assumed from Exterran Holdings; and

•	our issuance of approximately 4.7 million common units to Exterran Holdings and approximately 97,000 general partner units to Exterran Holdings’ wholly-owned subsidiary.
As related to the July 2008 Contract Operations Acquisition:
•	our acquisition in July 2008 of certain contract operations customer service agreements and compression equipment from Exterran Holdings;

•	our assumption of $175.3 million of Exterran Holdings’ long-term debt;

•	our borrowing of $58.3 million under our revolving credit facility and $117.5 million under our term loan and use of those proceeds to retire the debt assumed from Exterran Holdings; and

•	our issuance of approximately 2.4 million common units to Exterran Holdings and approximately 49,000 general partner units to Exterran Holdings’ wholly-owned subsidiary.
The unaudited pro forma financial information below is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transaction been consummated at the beginning of each applicable period discussed above, nor is it necessarily indicative of future results. The unaudited pro forma consolidated financial information below was derived by adjusting our historical financial statements.

The following table presents unaudited pro forma financial information for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per unit amounts):

	Years Ended December 31,
	2010	2009	2008
Revenue	$269,285	$286,393	$263,118

Net income (loss)	$(15,421)	$43,181	$53,128

Basic earnings (loss) per common and subordinated limited partner unit	$(0.53)	$1.27	$2.07

Diluted earnings (loss) per common and subordinated limited partner unit	$(0.53)	$1.27	$2.07

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units issued in each acquisition were assumed to have been outstanding during the period in which the associated results of operations from each acquisition have been included. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to the holders of our common and subordinated units. The pro forma net earnings per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional reduction of net income allocable to our limited partners of approximately $0.2 million, $0.6 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, which include the amount of additional incentive distributions that would have occurred during the period.
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
Indemnification for Environmental and Related Liabilities
Under the Omnibus Agreement, Exterran Holdings has agreed to indemnify us, for a three-year period following each applicable asset acquisition from Exterran Holdings, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the acquired assets that occur before the acquisition date. Exterran Holdings’ maximum liability for this and its other indemnification obligations under the Omnibus Agreement cannot exceed $5 million, and Exterran Holdings will not have any obligation under this indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify Exterran Holdings against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Exterran Holdings is not required to indemnify us.
Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the years ended December 31, 2010 and 2009, there were no requests for indemnification by either party.
Purchase of New Compression Equipment from Exterran Holdings
Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of Exterran GP LLC’s board of directors. During the years ended December 31, 2010 and 2009, we purchased $9.8 million and $3.1 million, respectively, of new compression equipment from Exterran Holdings. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. As a result, the equipment purchased during the years ended December 31, 2010 and 2009 was recorded in our consolidated balance sheet as property, plant and equipment of $8.8 million and $2.8 million, respectively, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of capital of $1.0 million and $0.3 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the years ended December 31, 2010 and 2009, Exterran Holdings contributed to us $2.8 million and $7.5 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.
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
During the year ended December 31, 2010, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 125 compressor units, totaling approximately 55,200 horsepower with a net book value of approximately $25.3 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 200 compressor units, totaling approximately 53,000 horsepower with a net book value of approximately $30.2 million. During the year ended December 31, 2009, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 140 compressor units, totaling approximately 49,400 horsepower with a net book value of approximately $25.7 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 242 compressor units, totaling approximately 50,400 horsepower with a net book value of approximately $30.2 million. During the years ended December 31, 2010 and 2009, we recorded capital contributions of approximately $4.9 million and $4.5 million, respectively, related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, we paid a nominal amount to Exterran Holdings for the difference in fair value of the equipment in connection with the transfers. We recorded the compressor units received at the historical book basis of Exterran Holdings. The units we received from Exterran Holdings were being utilized to provide services to our customers on the date of the transfers and, prior to the transfers, had been leased by us from Exterran Holdings. The units we transferred to Exterran Holdings were being utilized to provide services to customers of Exterran Holdings on the date of the transfers, and prior to the transfers had been leased by Exterran Holdings from us.
Lease of Equipment Between Exterran Holdings and Us
Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to lease compression equipment between Exterran Holdings and us to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be leased if it will not cause us to breach any existing compression services contracts or to suffer a loss of revenue under an existing compression services contract or to incur any unreimbursed costs. At December 31, 2010, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $9.6 million and $2.3 million, respectively.
For the years ended December 31, 2010, 2009 and 2008, we had revenues of $0.9 million, $1.0 million and $1.4 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the years ended December 31, 2010, 2009 and 2008, we had cost of sales of $14.5 million, $11.1 million and $8.1 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.
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
We are charged costs incurred by Exterran Holdings directly attributable to us. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings’ other operations and us. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our selling, general and administrative (“SG&A”) expense for the years ended December 31, 2010, 2009 and 2008 are $27.2 million, $20.1 million, and $16.3 million, respectively, of indirect costs incurred by Exterran Holdings.
Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2011, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any cash selling, general and administrative (“SG&A”) costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). Cost of sales were capped at $21.75 per operating horsepower per quarter from July 30, 2008 through December 31, 2010. SG&A costs were capped at $6.0 million per quarter from July 30, 2008 through November 9, 2009, and at $7.6 million per quarter from November 10, 2009 through December 31, 2010. These caps may be subject to future adjustment or termination in connection with expansions of our operations through the acquisition or construction of new assets or businesses.
For the years ended December 31, 2010 and 2009, our cost of sales exceeded the cap provided in the Omnibus Agreement by $21.4 million and $7.2 million, respectively. For the years ended December 31, 2010 and 2009, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $3.3 million and $0.6 million, respectively. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.
4. Goodwill
In connection with the July 2008 Contract Operations Acquisition, we were allocated historical cost goodwill of Exterran Holdings’ North America contract operations segment. The amount allocated, which was $56.9 million, was based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment.
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
Because a quoted market price for our reporting unit is not available, management must apply judgment in determining the estimated fair value of the reporting unit for purposes of performing the annual goodwill impairment test. Management uses all available information to make this fair value determination, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.
We determine the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s earnings before interest, tax, depreciation and amortization.
For the years ended December 31, 2010, 2009 and 2008, we determined that there was no impairment of goodwill. The fair value of our reporting unit exceeded its book value by a significant margin as of December 31, 2010.

5. Debt
Long-term debt consisted of the following (in thousands):

	December 31,
	2010	2009
Revolving credit facility due November 2015	$299,000	$—
Term loan facility due November 2015	150,000	—
Revolving credit facility due October 2011	—	285,000
Term loan facility due October 2011	—	117,500
Asset-backed securitization facility due July 2013	—	30,000

Long-term debt	$449,000	$432,500

Revolving Credit Facility and Term Loan
On November 3, 2010, we entered into an amendment and restatement of our senior secured credit agreement (as so amended and restated, the “Credit Agreement”) to provide for a new five-year, $550 million senior secured credit facility consisting of a $400 million revolving credit facility and a $150 million term loan. Concurrent with the execution of the agreement, we borrowed $304.0 million under the revolving credit facility and $150.0 million under the term loan and used the proceeds to (i) repay the entire $406.1 million outstanding under our previous senior secured credit facility, (ii) repay the entire $30.0 million outstanding under our asset-backed securitization facility and terminate that facility, (iii) pay $14.8 million to terminate the interest rate swap agreements to which we were a party and (iv) pay customary fees and other expenses relating to the facility. We incurred transaction costs of approximately $4.0 million related to the Credit Agreement. These costs were included in Intangible and other assets, net and are being amortized over the respective facility terms. As a result of the amendment and restatement of our Credit Agreement, we expensed $0.2 million of unamortized deferred financing costs associated with our refinanced debt, which is reflected in Interest expense in our consolidated statement of operations.
As of December 31, 2010, we had undrawn capacity of $101.0 million under our revolving credit facility.
The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 2.25% to 3.25% or (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the higher of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.0%. At December 31, 2010, all amounts outstanding under the revolving credit facility were LIBOR loans and the applicable margin was 2.5%. The weighted average interest rate on the outstanding balance of our revolving credit facility at December 31, 2010, excluding the effect of interest rate swaps, was 2.8%.
The term loan bears interest at a base rate or LIBOR, at our option, plus an applicable margin. The applicable margin, depending on our leverage ratio, varies (i) in the case of LIBOR loans, from 2.5% to 3.5% or (ii) in the case of base rate loans, from 1.5% to 2.5%. At December 31, 2010, all amounts outstanding under the term loan were LIBOR loans and the applicable margin was 2.75%. The average interest rate on the outstanding balance of the term loan at December 31, 2010, excluding the effect of interest rate swaps, was 3.1%.
Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our significant subsidiaries, including all of the membership interests of our U.S. significant subsidiaries. Subject to certain conditions, at our request, and with the approval of the administrative agent (as defined in the Credit Agreement), the aggregate commitments under the Credit Agreement may be increased by an additional $150 million.
The Credit Agreement contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the 2010 Credit Agreement) and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. The Credit Agreement allows for our Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes. Therefore, because the August 2010 Contract Operations Acquisition closed in the third quarter of 2010, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through March 31, 2011, reverting to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. As of December 31, 2010, we maintained a 5.8 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. The Credit Agreement also contains various covenants regarding mandatory prepayments from net cash proceeds of certain future asset transfers or debt issuances. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impact our ability to perform our obligations under our senior secured credit facility, this could lead to a default under that facility. As of December 31, 2010, we were in compliance with all financial covenants under the Credit Agreement.
Asset-Backed Securitization Facility
In connection with the November 2009 Contract Operations Acquisition, we entered into an asset-backed securitization facility, a portion of which was used to fund the transaction. In connection with our entering into the 2010 Credit Agreement, we repaid the entire outstanding balance under our asset-backed securitization facility and terminated that facility.
Long-term Debt Maturity Schedule
Contractual maturities of long-term debt (excluding interest to be accrued thereon) are as follows (in thousands):

December 31,
2010
2011	$—
2012	—
2013	—
2014	—
2015	449,000
Thereafter	—

Total debt	$449,000

6. Partners’ Equity, Allocations and Cash Distributions
Units Outstanding
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
Partners’ capital at December 31, 2010 consists of 27,363,451 common units outstanding, 4,743,750 subordinated units held by Exterran Holdings, collectively representing a 98% effective ownership interest in us, and 653,318 general partner units representing a 2% general partner interest in us. As of June 30, 2010, we met the requirements under our Partnership Agreement for early conversion of 25% of these subordinated units into common units. Accordingly, in August 2010, 1,581,250 subordinated units owned by Exterran Holdings converted into common units.
As of December 31, 2010, Exterran Holdings owned 13,666,107 common units, 4,743,750 subordinated units and 653,318 general partner units, collectively representing a 58% interest in us.
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
Cash Distributions
We will make distributions of available cash (as defined in our partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:
•	first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•	second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

•	third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter;

•	fourth, 98% to all common and subordinated unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	fifth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	sixth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2008, 2009 and 2010:

		Distribution per
		Limited Partner
Period Covering	Payment Date	Unit	Total Distribution (1)
1/1/2008 — 3/31/2008	May 14, 2008	$0.4250	$7.3 million
4/1/2008 — 6/30/2008	August 14, 2008	0.4250	8.3 million
7/1/2008 — 9/30/2008	November 14, 2008	0.4625	9.3 million
10/1/2008 — 12/31/2008	February 13, 2009	0.4625	9.3 million
1/1/2009 — 3/31/2009	May 15, 2009	0.4625	9.3 million
4/1/2009 — 6/30/2009	August 14, 2009	0.4625	9.3 million
7/1/2009 — 9/30/2009	November 13, 2009	0.4625	9.3 million
10/1/2009 — 12/31/2009	February 12, 2010	0.4625	11.6 million
1/1/2010 — 3/31/2010	May 11, 2010	0.4625	11.6 million
4/1/2010 — 6/30/2010	August 10, 2010	0.4625	11.6 million
7/1/2010 — 9/30/2010	November 9, 2010	0.4675	15.7 million
10/1/2010 — 12/31/2010	February 14, 2011	0.4725	16.0 million

(1)	Including distributions to our general partner on its incentive distribution rights.
7. Unit-Based Compensation
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
The following table presents the unit-based compensation expense (income) included in our results of operations (in thousands):

	Years Ended December 31,
	2010	2009	2008
Unit options	$—	$(1)	$(2,362)
Phantom units	1,209	812	272

Total unit-based compensation expense (income)(1)	$1,209	$811	$(2,090)

(1)	Excludes the chargeback of unit-based compensation expense (income) to Exterran Holdings of $0.7 million, $0.7 million and $(0.6) million for the years ended December 31, 2010, 2009 and 2008, respectively.
We have granted unit options to individuals who are not our employees, but who are employees of Exterran Holdings and its subsidiaries who provide services to us. We have also granted phantom units to directors of Exterran GP LLC and to employees of Exterran Holdings and its subsidiaries. Because we grant unit options and phantom units to non-employees, we are required to re-measure the fair value of these unit options and phantom units each period and record a cumulative adjustment of the expense previously recognized. We recorded $0.3 million and $0.2 million in SG&A expense related to the re-measurement of fair value of the phantom units for the years ended December 31, 2010 and 2009, respectively. We recorded a reduction to expense of $3.9 million for the year ended December 31, 2008 related to the re-measurement of fair value of the unit options and phantom units.

Unit Options
All unit options vested and became exercisable on January 1, 2009, and expired on December 31, 2009.
As of December 31, 2010 and 2009, we had no unit options outstanding.
Phantom Units
During the year ended December 31, 2010, we granted 42,851 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which vest 33 1/3% on each of the first three anniversaries of the grant date.
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
The following table presents phantom unit activity for 2010:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2009	91,124	$17.06
Granted	42,851	22.94
Vested	(33,373)	18.18
Cancelled	(2,065)	17.26

Phantom units outstanding, December 31, 2010	98,537	$19.23

As of December 31, 2010, $1.3 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.5 years.
8. Accounting for Interest Rate Swap Agreements
We are exposed to market risks primarily associated with changes in interest rates. We use derivative financial instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.
Interest Rate Risk
At December 31, 2010, we were party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $250.0 million. The total notional value at December 31, 2010 includes an interest rate swap with a notional value of $125.0 million at 1.8% that is effective beginning on February 1, 2011. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of December 31, 2010, the weighted average effective fixed interest rate on our interest rate swaps, including the notional value of $125.0 million that is effective beginning on February 1, 2011, was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income and is included in accumulated other comprehensive loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and, therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the years ended December 31, 2010 and 2009, there was no ineffectiveness related to interest rate swaps. We estimate that $14.1 million of deferred pre-tax losses from the interest rate swaps will be realized as an expense during the next twelve months. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination and the associated amount in accumulated other comprehensive income (loss) will be amortized into interest expense over the original term of the swaps.
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	December 31, 2010
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$5,769
Interest rate hedges	Current portion of interest rate swaps	(3,112)

Total derivatives		$2,657

	December 31, 2009
		Fair Value
	Balance Sheet Location	Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$262
Interest rate hedges	Current portion of interest rate swaps	(9,229)
Interest rate hedges	Interest rate swaps	(6,668)

Total derivatives		$(15,635)

Year Ended December 31, 2010
		Location of Gain	Gain (Loss)
	Gain (Loss)	(Loss) Reclassified	Reclassified from
	Recognized in Other	from Accumulated	Accumulated Other
	Comprehensive	Other Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss) into	Income (Loss) into
	Derivatives	Income (Loss)	Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(5,474)	Interest expense	$(11,658)

Year Ended December 31, 2009
		Location of Gain	Gain (Loss)
	Gain (Loss)	(Loss) Reclassified	Reclassified from
	Recognized in Other	from Accumulated	Accumulated Other
	Comprehensive	Other Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss) into	Income (Loss) into
	Derivatives	Income (Loss)	Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(7,460)	Interest expense	$(9,512)

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

9. Fair Value of Interest Rate Swaps
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
The following table summarizes the valuation of our interest rate swaps and impaired long-lived assets as of and for the year ended December 31, 2010 with pricing levels as of the date of valuation (in thousands):

		Quoted Market		Significant
		Prices in Active	Significant Other	Unobservable
		Markets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$2,657	$—	$2,657	$—
Impaired long-lived assets	12,819	—	—	12,819
The following table summarizes the valuation of our interest rate swaps and impaired long-lived assets as of and for the year ended December 31, 2009 with pricing levels as of the date of valuation (in thousands):

		Quoted Market		Significant
		Prices in Active	Significant Other	Unobservable
		Markets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps liability	$(15,635)	$—	$(15,635)	$—
Impaired long-lived assets	215	—	—	215
Our interest rate swaps are recorded at fair value utilizing a combination of the market and income approach to fair value. We use discounted cash flows and market based methods to compare similar interest rate swaps. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds as compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties or the estimated component value of the equipment that we plan to use.
10. Long-lived Asset Impairment
During December 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 370 idle compressor units, or approximately 117,000 horsepower, that were previously used to provide services in our business. As a result of our decision to sell these compressor units, we performed an impairment review and based on that review, have recorded a $24.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties.
This decision is part of our longer-term strategy to upgrade our fleet. As part of this strategy, we also currently plan to invest more than we have in the recent past to add newly built compressor units to our fleet. We expect to focus this investment on key growth areas, including providing compression and processing services to producers of natural gas from shale plays and natural gas liquids.

As a result of a decline in market conditions during 2010 and 2009, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $0.4 million and $3.2 million, respectively, for the years ended December 31, 2010 and 2009, and was recorded as a long-lived asset impairment.
11. Income Taxes
As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. The net tax basis in our assets and liabilities is less than the reported amounts on the financial statements by approximately $219.0 million as of December 31, 2010. Certain states impose an entity-level income tax on partnerships. We are subject to income taxes in Texas and Michigan.
The following table reconciles net income, as reported, to our U.S. federal partnership taxable income (loss) (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net income (loss), as reported	$(23,333)	$14,784	$29,847
Book/tax depreciation and amortization adjustment	7,524	(37,742)	(612)
Book/tax adjustment for unit based compensation expense (income)	1,209	811	(2,090)
Book/tax adjustment for interest rate swap terminations	(12,386)	—	—
Other temporary differences	2,212	2,728	2,357
Other permanent differences	4	16	12

U.S. federal partnership taxable income (loss)	$(24,770)	$(19,403)	$29,514

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

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010(1)
Revenue	$52,710	$53,790	$62,721	$68,415
Gross profit(3)	15,025	13,174	15,468	(6,409)
Net income (loss)	1,426	(1,345)	83	(23,497)
Earnings (loss) per common and subordinated unit — basic	$0.05	$(0.07)	$(0.01)	$(0.73)
Earnings (loss) per common and subordinated unit — diluted	0.05	(0.07)	(0.01)	(0.73)

	March 31,	June 30,	September 30,	December 31,
	2009	2009(2)	2009	2009
Revenue	$48,233	$45,077	$41,317	$47,102
Gross profit(3)	17,873	13,410	12,669	15,493
Net income	6,721	2,738	2,008	3,317
Earnings per common and subordinated unit — basic	$0.33	$0.13	$0.09	$0.13
Earnings per common and subordinated unit — diluted	0.33	0.13	0.09	0.13

(1)	During the fourth quarter of 2010, we recorded a long-lived asset impairment charge of $24.6 million.

(2)	During the second quarter of 2009, we recorded a long-lived asset impairment charge of $3.0 million.

(3)	Gross profit is defined as revenue less cost of sales and direct depreciation and amortization expense and long-lived asset impairment charges.

EXTERRAN PARTNERS, L.P.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Item	of Period	Expenses(1)	Deductions(2)	Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
December 31, 2010	$714	$1,292	$(774)	$1,232
December 31, 2009	230	627	(143)	714
December 31, 2008	86	159	(15)	230

(1)	Amounts accrued for uncollectibility

(2)	Uncollectible accounts written off, net of recoveries

S-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Partners, L.P.
By:	Exterran General Partner, L.P. its General Partner

By:	Exterran GP LLC its General Partner

By:	/s/ Ernie L. Danner
Ernie L. Danner
Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2011

II-1

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ernie L. Danner, Michael J. Aaronson, J. Michael Anderson and Donald C. Wayne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2011.

Name	Title

/s/ ERNIE L. DANNER	Chief Executive Officer and Chairman of the Board, Exterran GP LLC, as
Ernie L. Danner	General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Executive Officer)

/s/ MICHAEL J. AARONSON	Vice President, Chief Financial Officer and Director, Exterran GP LLC,
Michael J. Aaronson	as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Financial Officer)

/s/ KENNETH R. BICKETT	Vice President, Finance and Accounting, Exterran GP LLC, as
Kenneth R. Bickett	General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Accounting Officer)

/s/ J. MICHAEL ANDERSON	Senior Vice President and Director, Exterran GP LLC, as General Partner of
J. Michael Anderson	Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ D. BRADLEY CHILDERS	Senior Vice President and Director, Exterran GP LLC, as General Partner of
D. Bradley Childers	Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ DANIEL K. SCHLANGER	Senior Vice President and Director, Exterran GP LLC, as General Partner of
Daniel K. Schlanger	Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ DAVID S. MILLER	Director, Exterran GP LLC, as General Partner of Exterran General Partner,
David S. Miller	L.P., as General Partner of Exterran Partners, L.P.

/s/ JAMES G. CRUMP	Director, Exterran GP LLC, as General Partner of Exterran General Partner,
James G. Crump	L.P., as General Partner of Exterran Partners, L.P.

/s/ G. STEPHEN FINLEY	Director, Exterran GP LLC, as General Partner of Exterran General Partner,
G. Stephen Finley	L.P., as General Partner of Exterran Partners, L.P.

/s/ EDMUND P. SEGNER, III	Director, Exterran GP LLC, as General Partner of Exterran General Partner,
Edmund P. Segner, III	L.P., as General Partner of Exterran Partners, L.P.

II-2