Form 10-Q
period 2011-03-31
EXTERRAN PARTNERS, L.P.
filed 2011-05-05
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2011, there were 27,407,215 common units and 4,743,750 subordinated units outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$15	$50
Accounts receivable, trade, net of allowance of $1,007 and $1,232, respectively	25,128	24,550
Due from affiliates, net	7,553	3,759

Total current assets	32,696	28,359
Compression equipment	925,319	953,759
Accumulated depreciation	(296,065)	(316,806)

Net compression equipment	629,254	636,953
Goodwill	124,019	124,019
Interest rate swaps	7,304	5,769
Intangibles and other assets, net	18,532	18,245

Total assets	$811,805	$813,345

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$175	$166
Accrued liabilities	8,812	9,347
Accrued interest	842	983
Current portion of interest rate swaps	3,284	3,112

Total current liabilities	13,113	13,608
Long-term debt	450,000	449,000

Total liabilities	463,113	462,608
Commitments and contingencies (Note 11)
Partners’ capital:
Limited partner units:
Common units, 27,407,215 and 27,363,451 units issued and outstanding, respectively	373,519	379,748
Subordinated units, 4,743,750 units issued and outstanding	(30,269)	(30,702)
General partner units, 2% interest with 653,318 equivalent units issued and outstanding	10,733	10,638
Accumulated other comprehensive loss	(4,736)	(8,673)
Treasury units, 25,601 and 15,756 common units, respectively	(555)	(274)

Total partners’ capital	348,692	350,737

Total liabilities and partners’ capital	$811,805	$813,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$68,729	$52,710
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense)	37,052	25,851
Depreciation and amortization	14,149	11,878
Long-lived asset impairment	—	231
Selling, general and administrative	10,216	7,695
Interest expense	7,075	5,692
Other (income) expense, net	(221)	(236)

Total costs and expenses	68,271	51,111

Income before income taxes	458	1,599
Income tax expense	235	173

Net income	$223	$1,426

General partner interest in net income	$572	$340

Common units interest in net income	$(297)	$798

Subordinated units interest in net income	$(52)	$288

Weighted average common units outstanding:
Basic	27,363	17,546

Diluted	27,363	17,551

Weighted average subordinated units outstanding:
Basic	4,744	6,325

Diluted	4,744	6,325

Earnings (loss) per common unit:
Basic	$(0.01)	$0.05

Diluted	$(0.01)	$0.05

Earnings (loss) per subordinated unit:
Basic	$(0.01)	$0.05

Diluted	$(0.01)	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$223	$1,426
Other comprehensive income (loss):
Interest rate swap gain (loss)	1,363	(174)
Amortization of payments to terminate interest rate swaps	2,574	—

Comprehensive income	$4,160	$1,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)
(unaudited)

	Partners’ Capital								Accumulated
					General Partner				Other
	Common Units		Subordinated Units		Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2009	$298,010	17,541,965	$(33,194)	6,325,000	$8,457	486,243	$(108)	(8,426)	$(14,857)	$258,308
Issuance of common units for vesting of phantom units		33,373
Treasury units purchased							(166)	(7,330)		(166)
Transaction costs for the public offering of common units by Exterran Holdings	(4)		(2)							(6)
Contribution of capital	2,914		2,011		139					5,064
Cash distributions	(8,112)		(2,925)		(543)					(11,580)
Unit based compensation expense	185									185
Interest rate swap loss									(174)	(174)
Net income	798		288		340					1,426

Balance, March 31, 2010	$293,791	17,575,338	$(33,822)	6,325,000	$8,393	486,243	$(274)	(15,756)	$(15,031)	$253,057

	Partners’ Capital								Accumulated
					General Partner				Other
	Common Units		Subordinated Units		Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2010	$379,748	27,363,451	$(30,702)	4,743,750	$10,638	653,318	$(274)	(15,756)	$(8,673)	$350,737
Issuance of common units for vesting of phantom units		43,764
Treasury units purchased							(281)	(9,845)		(281)
Transaction costs for the public offering of common units by Exterran Holdings	(261)									(261)
Contribution of capital	6,890		2,726		360					9,976
Cash distributions	(12,925)		(2,241)		(837)					(16,003)
Unit based compensation expense	364									364
Interest rate swap gain									1,363	1,363
Amortization of payments to terminate interest rate swaps									2,574	2,574
Net income	(297)		(52)		572					223

Balance, March 31, 2011	$373,519	27,407,215	$(30,269)	4,743,750	$10,733	653,318	$(555)	(25,601)	$(4,736)	$348,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$223	$1,426
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,149	11,878
Long-lived asset impairment	—	231
Amortization of debt issuance cost	294	235
Amortization of fair value of acquired interest rate swaps	—	37
Amortization of payments to terminate interest rate swaps	2,574	—
Unit based compensation expense	364	190
Provision for doubtful accounts	33	—
Gain on sale of compression equipment	(212)	(247)
Changes in assets and liabilities:
Accounts receivable, trade	(611)	2,744
Accounts payable, trade	9	109
Other liabilities	(936)	(830)

Net cash provided by operating activities	15,887	15,773

Cash flows from investing activities:
Capital expenditures	(6,891)	(2,570)
Proceeds from the sale of compression equipment	1,036	530
Increase in restricted cash	—	(1,111)
Increase in amounts due from affiliates, net	(2,932)	(444)

Net cash used in investing activities	(8,787)	(3,595)

Cash flows from financing activities:
Borrowings under long-term debt	300,000	7,000
Repayments under long-term debt	(299,000)	(9,000)
Distributions to unitholders	(16,003)	(11,580)
Debt issuance costs	(980)	—
Purchase of treasury units	(281)	(166)
Capital contribution from limited partners and general partner	9,129	2,794
Decrease in amounts due to affiliates, net	—	(1,293)

Net cash used in financing activities	(7,135)	(12,245)

Net decrease in cash and cash equivalents	(35)	(67)
Cash and cash equivalents at beginning of period	50	203

Cash and cash equivalents at end of period	$15	$136

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$361	$428

Non-cash capital contribution for contract operations equipment acquired/exchanged, net	$486	$1,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (“we,” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2010. That report contains a more comprehensive summary of our accounting policies. These interim results are not necessarily indicative of results for a full year.
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
Fair Value of Financial Instruments
Our financial instruments consist of cash, trade receivables and payables, interest rate swaps and long-term debt. At March 31, 2011 and December 31, 2010, the estimated fair values of such financial instruments approximated their carrying values as reflected in our condensed consolidated balance sheets. The fair value of our debt has been estimated based on similar debt transactions that occurred near the valuation date.
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
When computing earnings per common and subordinated unit under the two-class method in periods when distributions are greater than earnings the amount of the incentive distribution rights is deducted from net income and allocated to our general partner for the period to which the calculation relates. The remaining amount of net income, after deducting the incentive distribution rights, is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net losses.
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

The potentially dilutive securities issued by us include phantom units, which do not require an adjustment to the amount of net income used for dilutive earnings (loss) per common unit purposes. The table below indicates the potential common units that were included in computing the dilutive potential common units used in diluted earnings (loss) per common unit (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Weighted average common units outstanding — used in basic earnings (loss) per common unit	27,363	17,546
Net dilutive potential common units issuable:
Phantom units	**	5

Weighted average common units and dilutive potential common units — used in diluted earnings (loss) per common unit	27,363	17,551

**	Excluded from diluted earnings (loss) per common unit as the effect would have been anti-dilutive.
The table below indicates the potential number of common units that were excluded from net dilutive potential units of common units as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net dilutive potential common units issuable:
Phantom units	61	67

Net dilutive potential common units issuable	61	67

2. AUGUST 2010 CONTRACT OPERATIONS ACQUISITION
In August 2010, we acquired from Exterran Holdings contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements having a net book value of $121.8 million, net of accumulated depreciation of $53.6 million, and comprising approximately 255,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “August 2010 Contract Operations Acquisition”) for approximately $214.0 million, excluding transaction costs. In connection with this acquisition, we issued approximately 8.2 million common units to Exterran Holdings and approximately 167,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.
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
An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the August 2010 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Unaudited Pro Forma Financial Information
Pro forma financial information for the three months ended March 31, 2010 has been included to give effect to the expansion of our compressor fleet and service contracts as a result of the August 2010 Contract Operations Acquisition. The August 2010 Contract Operations Acquisition is presented in the pro forma financial information as though the transaction occurred as of January 1, 2010.
The unaudited pro forma financial information for the three months ended March 31, 2010 reflects the following transactions:
•	our acquisition in August 2010 of certain contract operations customer service agreements and compression equipment from Exterran Holdings; and
•	our issuance in connection with the August 2010 Contract Operations Acquisition of approximately 8.2 million common units and approximately 167,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.
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
The following table presents unaudited pro forma financial information for the three months ended March 31, 2010 (in thousands, except per unit amounts):

Three Months
Ended
March 31, 2010
Revenue	$65,857

Net income	$4,885

Basic earnings per common and subordinated limited partner unit	$0.14

Diluted earnings per common and subordinated limited partner unit	$0.14

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units issued in connection with the August 2010 Contract Operations Acquisition were assumed to have been outstanding since the beginning of the period presented. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to the holders of our common and subordinated units. The pro forma net earnings per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional pro forma reduction of net income allocable to our limited partners of approximately $0.1 million for the three months ended March 31, 2010, which includes the amount of additional incentive distributions that would have occurred during the period.
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
During the three months ended March 31, 2011, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 26 compressor units, totaling approximately 4,800 horsepower with a net book value of approximately $2.1 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 28 compressor units, totaling approximately 5,200 horsepower with a net book value of approximately $2.7 million, to us. During the three months ended March 31, 2010, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 31 compressor units, totaling approximately 21,200 horsepower with a net book value of approximately $9.3 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 78 compressor units, totaling approximately 16,500 horsepower with a net book value of approximately $10.9 million, to us. During the three months ended March 31, 2011 and 2010, we recorded capital contributions of approximately $0.6 million and $1.5 million, respectively, related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, Exterran Holdings paid to us a nominal amount for the difference in fair value of the equipment in connection with the transfers.
Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2011, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any cash selling, general and administrative (“SG&A”) costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). Cost of sales was capped at $21.75 per operating horsepower per quarter from July 30, 2008 through March 31, 2011. SG&A costs were capped at $6.0 million per quarter from July 30, 2008 through November 9, 2009, and at $7.6 million per quarter from November 10, 2009 through March 31, 2011. These caps may be subject to future adjustment or termination in connection with expansions of our operations through the acquisition or construction of new assets or businesses.
For the three months ended March 31, 2011 and 2010, our cost of sales exceeded the cap provided in the Omnibus Agreement by $6.9 million and $2.8 million, respectively. For the three months ended March 31, 2011, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $2.3 million. For the three months ended March 31, 2010, our SG&A expenses did not exceed the cap provided in the Omnibus Agreement. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.
Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of Exterran GP LLC’s board of directors. During the three months ended March 31, 2011 and 2010, we did not purchase any new compression equipment from Exterran Holdings. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. During each of the three months ended March 31, 2011 and 2010, Exterran Holdings contributed to us $0.4 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.
Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to lease compression equipment between Exterran Holdings and us to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be leased if it will not cause us to breach any existing compression services contracts or to suffer a loss of revenue under an existing compression services contract or to incur any unreimbursed costs. At March 31, 2011, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $15.0 million and $2.5 million, respectively.
For the three months ended March 31, 2011 and 2010, we had revenues of $0.2 million and $0.3 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the three months ended March 31, 2011 and 2010, we had cost of sales of $3.9 million and $3.1 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.
4. DEBT
Long-term debt consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Revolving credit facility due November 2015	$300,000	$299,000
Term loan facility due November 2015	150,000	150,000

Long-term debt	$450,000	$449,000

On November 3, 2010, we entered into an amendment and restatement of our senior secured credit agreement (as so amended and restated, the “Credit Agreement”) to provide for a new five-year, $550.0 million senior secured credit facility consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. In March 2011, the revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million.
As of March 31, 2011, we had undrawn capacity of $250.0 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) to not greater than 4.75 to 1.0. The Credit Agreement allows for our Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. Therefore, because the August 2010 Contract Operations Acquisition closed in the third quarter of 2010, the maximum allowed ratio of Total Debt to EBITDA was 5.25 to 1.0 through March 31, 2011, reverting to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. Due to this limitation, $200.9 million of the $250.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2011. If the maximum allowed ratio of Total Debt to EBITDA had been 4.75 to 1.0 at March 31, 2011, then $138.9 million of the $250.0 million of undrawn capacity under our revolving credit facility would have been available for additional borrowings as of March 31, 2011.
5. CASH DISTRIBUTIONS
We will make distributions of available cash (as defined in our partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:
•	first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;
•	second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;
•	third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter;
•	fourth, 98% to all common and subordinated unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	fifth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;
•	sixth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and
•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.
The following table summarizes our distributions per unit for 2010:

		Distribution per
		Limited Partner
Period Covering	Payment Date	Unit	Total Distribution (1)
1/1/2010 — 3/31/2010	May 11, 2010	$0.4625	$ 11.6 million
4/1/2010 — 6/30/2010	August 10, 2010	0.4625	11.6 million
7/1/2010 — 9/30/2010	November 9, 2010	0.4675	15.7 million
10/1/2010 — 12/31/2010	February 14, 2011	0.4725	16.0 million

(1)	Including distributions to our general partner on its incentive distribution rights.
On April 29, 2011, Exterran GP LLC’s board of directors approved a cash distribution of $0.4775 per limited partner unit, or approximately $16.2 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2011 through March 31, 2011. The record date for this distribution is May 10, 2011 and payment is expected to occur on May 13, 2011.
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

The following table presents phantom unit activity for the three months ended March 31, 2011:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2010	98,537	$19.23
Granted	20,851	28.50
Vested	(43,764)	18.90

Phantom units outstanding, March 31, 2011	75,624	$21.98

As of March 31, 2011, $1.9 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.0 years.
Unit Options
As of March 31, 2011 and December 31, 2010, we had no unit options outstanding.
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
Interest Rate Risk
At March 31, 2011, we were party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of March 31, 2011, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income and is included in accumulated other comprehensive loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and, therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the three months ended March 31, 2011 and 2010, there was no ineffectiveness related to interest rate swaps. We estimate that $3.3 million of deferred pre-tax losses from existing interest rate swaps will be realized as an expense during the next twelve months. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average effective fixed interest rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss will be amortized into interest expense over the original term of the swaps. We estimate that $8.0 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2011
		Fair Value
		Asset
	Balance Sheet Location	(Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$7,304
Interest rate hedges	Current portion of interest rate swaps	(3,284)

Total derivatives		$4,020

	December 31, 2010
		Fair Value
		Asset
	Balance Sheet Location	(Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$5,769
Interest rate hedges	Current portion of interest rate swaps	(3,112)

Total derivatives		$2,657

Three Months Ended March 31, 2011
		Location of Gain	Gain (Loss)
	Gain (Loss)	(Loss) Reclassified	Reclassified from
	Recognized in Other	from Accumulated	Accumulated Other
	Comprehensive	Other Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss) into	Income (Loss) into
	Derivatives	Income (Loss)	Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$589	Interest expense	$(3,348)

Three Months Ended March 31, 2010
		Location of Gain	Gain (Loss)
	Gain (Loss)	(Loss) Reclassified	Reclassified from
	Recognized in Other	from Accumulated	Accumulated Other
	Comprehensive	Other Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss) into	Income (Loss) into
	Derivatives	Income (Loss)	Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(3,079)	Interest expense	$(2,905)

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
8. FAIR VALUE MEASUREMENTS
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
The following table summarizes the valuation of our interest rate swaps as of March 31, 2011 with pricing levels as of the date of valuation (in thousands):

Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$4,020	$—	$4,020	$—
The following table summarizes the valuation of our interest rate swaps and impaired long-lived assets as of and for the three months ended March 31, 2010 with pricing levels as of the date of valuation (in thousands):

Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(15,809)	$—	$(15,809)	$—
Impaired long-lived assets	21	—	—	21
Our interest rate swaps are recorded at fair value utilizing a combination of the market and income approach to fair value. We use discounted cash flows and market based methods to compare similar interest rate swaps. Our estimate of the fair value of the impaired long-lived assets was based on the estimated component value of the equipment that we plan to use.
9. UNIT TRANSACTIONS
In March 2011, Exterran Holdings sold, pursuant to a public underwritten offering, 5,914,466 common units representing limited partner interests in us, including 664,466 common units sold pursuant to an over-allotment option. We did not sell any common units in this offering and did not receive any proceeds from the sale of the common units by Exterran Holdings. In connection with our initial issuance of these units to Exterran Holdings, we agreed to pay certain costs relating to their future public sale. These costs have been recorded as a reduction to partners’ capital.
As of March 31, 2011, Exterran Holdings owned 7,751,641 common units, 4,743,750 subordinated units and 653,318 general partner units, collectively representing a 40% interest in us.
10. RECENT ACCOUNTING DEVELOPMENTS
In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This standard update clarifies that, when presenting comparative financial statements, public companies should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations entered into in fiscal years beginning on or after December 15, 2010. Our adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.

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
All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations; the sufficiency of available cash flows to make cash distributions; the expected amount of our capital expenditures; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; plans and objectives of our management for our future operations; and any potential contribution of additional assets from Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”) to us. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•	conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas and the impact on the price of oil or natural gas, which could cause a decline in the demand for our natural gas compression services;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	our dependence on Exterran Holdings to provide services and compression equipment, including its ability to hire, train and retain key employees and to timely and cost effectively obtain compression equipment and components necessary to conduct our business;

•	our dependence on and the availability of cost caps from Exterran Holdings to generate sufficient cash to enable us to make cash distributions at our current distribution rate;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	an Internal Revenue Service challenge to our valuation methodologies, which may result in a shift of income, gains, losses and/or deductions between our general partner and our unitholders;

•	loss of our status as a partnership for federal income tax purposes;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to implement certain business and financial objectives, such as:
•	growing our asset base and asset utilization, particularly for our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash;

•	accessing the capital markets at an acceptable cost; and

•	purchasing additional contract operations contracts and equipment from Exterran Holdings;
•	liability related to the provision of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.
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
Omnibus Agreement
We are a party to an omnibus agreement with Exterran Holdings, our general partner, and others (as amended and restated, the “Omnibus Agreement”), the terms of which include, among other things:
•	certain agreements not to compete between Exterran Holdings and its affiliates, on the one hand, and us and our affiliates, on the other hand;

•	Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for the provision of such services, subject to certain limitations and the cost caps discussed below;

•	the terms under which we, Exterran Holdings and our respective affiliates may transfer compression equipment among one another to meet our respective contract operations services obligations; and

•	the terms under which we may purchase newly-fabricated contract operations equipment from Exterran Holdings’ affiliates.
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
Natural gas consumption in the U.S. for the twelve months ended January 31, 2011 increased by approximately 5% over the twelve months ended January 31, 2010, is expected to increase by 1.0% in 2011 and is expected to increase by an average of 0.3% per year thereafter until 2035 according to the Energy Information Administration (“EIA”). In 2009, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas. The EIA expects total U.S. marketed natural gas production to increase by 0.8% in 2011. The EIA estimates that the natural gas production level in the U.S. will be approximately 23 trillion cubic feet in calendar year 2035. Natural gas marketed production in the U.S. for the twelve months ended January 31, 2011 increased by approximately 5% compared to the twelve months ended January 31, 2010.
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
Our revenue, earnings, financial position and capital spending are affected by, among other things, (i) market conditions that impact demand and pricing for natural gas compression, (ii) our customers’ decisions to utilize our services rather than utilize products or services from our competitors, and (iii) the timing and consummation of acquisitions of additional contract operations customer contracts and equipment from Exterran Holdings. In particular, many of our contracts with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations and cash available for distribution. As we believe there will be increased activity in certain U.S. natural gas plays, we anticipate investing more capital in 2011 for new fleet units than we have in the recent past.
In the second half of 2010 and the first quarter of 2011, we saw an increase in drilling activity and an increase in our compression order activity. We believe the activity levels around the natural gas industry in the U.S. will continue to increase in 2011, particularly in shale plays and areas focused on the production of oil and natural gas liquids. However, we believe that due to (i) the continued uncertainty around natural gas supply and demand and natural gas prices and (ii) the current available supply of idle and underutilized compression equipment in the industry, as well as new investment of capital in equipment, combined with (iii) the modest growth in demand in the U.S., we may not be able to significantly improve our horsepower utilization and pricing and therefore revenues in the near term (excluding the impact of potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us). Our contract operations services business has historically experienced more stable demand than that of certain other energy service products and services. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the three months ended March 31, 2011 of approximately $0.7 million and $0.3 million, respectively.
Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and selling, general and administrative (“SG&A”) expenses is capped through December 31, 2011 (see Note 3 to the Financial Statements). During the three months ended March 31, 2011 and 2010, our cost of sales exceeded this cap by $6.9 million and $2.8 million, respectively. During the three months ended March 31, 2011, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $2.3 million. During the three months ended March 31, 2010, SG&A expenses did not exceed the cap provided in the Omnibus Agreement.

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to debt and equity capital. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us.
Operating Highlights
The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Total Available Horsepower (at period end)(1)	1,590	1,572	1,318
Total Operating Horsepower (at period end)(1)	1,384	1,384	1,060
Average Operating Horsepower	1,387	1,364	1,060
Horsepower Utilization:
Spot (at period end)	87%	88%	80%
Average	88%	82%	81%

(1)	Includes compressor units with an aggregate horsepower of 304 thousand, 278 thousand and 183 thousand leased from Exterran Holdings as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively. Excludes compressor units with an aggregate horsepower of 27 thousand, 18 thousand and 17 thousand leased to Exterran Holdings as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.
Summary of Results
Net income. We recorded net income of $0.2 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in net income during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily caused by an increase in our field operating expenses, partially offset by the benefit of the inclusion of the results from the assets acquired in the August 2010 Contract Operations Acquisition.
EBITDA, as further adjusted. Our EBITDA, as further adjusted, was $31.2 million and $22.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase in EBITDA, as further adjusted, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily caused by the inclusion of the results from the August 2010 Contract Operations Acquisition, partially offset by an increase in our field operating expenses. For a reconciliation of EBITDA, as further adjusted, to net income, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

FINANCIAL RESULTS OF OPERATIONS
The three months ended March 31, 2011 compared to the three months ended March 31, 2010
The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenue	$68,729	$52,710
Gross margin(1)	31,677	26,859
Gross margin percentage	46%	51%
Expenses:
Depreciation and amortization	$14,149	$11,878
Long-lived asset impairment	—	231
Selling, general and administrative	10,216	7,695
Interest expense	7,075	5,692
Other (income) expense, net	(221)	(236)
Income tax expense	235	173

Net income	$223	$1,426

(1)	For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”
Revenue. Average monthly operating horsepower was approximately 1,387,000 and 1,060,000 for the three months ended March 31, 2011 and 2010, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the August 2010 Contract Operations Acquisition.
Gross Margin. The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to the inclusion of results from the assets acquired in the August 2010 Contract Operations Acquisition. The decrease in gross margin percentage was primarily caused by an increase in our field operating expenses, the primary driver of which were costs to make idle units ready to be placed back into operation.
Depreciation and Amortization. The increase in depreciation and amortization expense during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the August 2010 Contract Operations Acquisition.
Long-lived Asset Impairment. We recorded approximately $0.2 million of long-lived asset impairment on idle compression units during the three months ended March 31, 2010. This impairment was recorded on compression units that had been previously removed from our available fleet and were to be disposed of.
SG&A. SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings. The increase in SG&A expense was primarily due to increased costs associated with the impact of the August 2010 Contract Operations Acquisition. SG&A expenses represented 15% of revenues for the three months ended March 31, 2011 and 2010.
Interest Expense. The increase in interest expense was primarily due an increase in our average effective interest rate, including the impact of interest rate swaps, to 6.3% for the three months ended March 31, 2011 from 5.1% for the three months ended March 31, 2010, and a higher average balance of long-term debt for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Our average effective interest rate for the three months ended March 31, 2011 includes the impact of $2.6 million of interest expense related to the amortization of terminated interest rate swaps. See Note 7 to the Financial Statements for further discussion of our interest rate swap agreements.

Other (Income) Expense, Net. Other (income) expense, net for each of the three month periods ended March 31, 2011 and 2010 included a $0.2 million gain on the sale of used compression equipment.
Income Tax Expense. Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to an increase in our revenue earned within the state of Texas.
LIQUIDITY AND CAPITAL RESOURCES
The following tables summarize our sources and uses of cash for the three months ended March 31, 2011 and 2010, and our cash and working capital as of the end of the periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$15,887	$15,773
Investing activities	(8,787)	(3,595)
Financing activities	(7,135)	(12,245)

Net change in cash and cash equivalents	$(35)	$(67)

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$15	$50
Working capital	19,583	14,751
Operating Activities. The increase in net cash provided by operating activities was primarily due to higher business levels after the August 2010 Contract Operations Acquisition in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, partially offset by an increase in working capital in the three months ended March 31, 2011.
Investing Activities. The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures and an increase in amounts due from affiliates for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Capital expenditures for the three months ended March 31, 2011 were $6.9 million, consisting of $1.4 million for fleet growth capital and $5.5 million for compressor maintenance activities.
Financing Activities. The decrease in cash used in financing activities was the result of an increase in net borrowings under our debt facilities and an increase in capital contributions, partially offset by an increase in distributions to unitholders during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
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
Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to spend approximately $22.0 million to $26.0 million on equipment maintenance capital during 2011. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. Given that the substantial majority of the idle compression equipment has been and is currently held by Exterran Holdings, much of the idle compression equipment required for these contract operations services opportunities has been held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the substantial majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will increase (and that lease expense will be reduced).
In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our credit facility and that we have the ability to generate adequate amounts of cash to meet our short-term needs and needs for the foreseeable future. Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our credit facility, the issuance of additional partnership units, and future debt offerings as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.
Our Ability to Grow Depends on Our Ability to Access External Expansion Capital. We expect that we will rely primarily upon external financing sources, including our senior secured credit facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and expansion capital expenditures. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow.
We expect that we will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business, including future capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. Because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute for each unit. There are no limitations in our partnership agreement or in the terms of our credit facility on our ability to issue additional units, including units ranking senior to our common units.
Long-term Debt. On November 3, 2010, we entered into an amendment and restatement of our senior secured credit agreement (as so amended and restated, the “Credit Agreement”) to provide for a new five-year, $550.0 million senior secured credit facility consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. In March 2011, the revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million.
As of March 31, 2011, we had undrawn capacity of $250.0 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) to not greater than 4.75 to 1.0. The Credit Agreement allows for our Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. Therefore, because the August 2010 Contract Operations Acquisition closed in the third quarter of 2010, the maximum allowed ratio of Total Debt to EBITDA was 5.25 to 1.0 through March 31, 2011, reverting to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. Due to this limitation, $200.9 million of the $250.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2011. If the maximum allowed ratio of Total Debt to EBITDA had been 4.75 to 1.0 at March 31, 2011, then $138.9 million of the $250.0 million of undrawn capacity under our revolving credit facility would have been available for additional borrowings as of March 31, 2011.
The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2011, all amounts outstanding under the revolving credit facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of our revolving credit facility at March 31, 2011, excluding the effect of interest rate swaps, was 2.8%.
The term loan facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At March 31, 2011, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan at March 31, 2011, excluding the effect of interest rate swaps, was 3.1%.
Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).
The Credit Agreement contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Credit Agreement), a ratio of Total Senior Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0 and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. As discussed above, our Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 at March 31, 2011 because the August 2010 Contract Operations Acquisition closed in the third quarter of 2010, reverting to 4.75 to 1.0 for the quarter ending June 30, 2011 and subsequent quarters. As of March 31, 2011, we maintained a 6.2 to 1.0 EBITDA to Total Interest Expense ratio and a 3.6 to 1.0 Total Debt to EBITDA ratio. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers and debt issuances. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. As of March 31, 2011, we were in compliance with all financial covenants under the Credit Agreement.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss will be amortized into interest expense over the original term of the swaps. Of the total amount included in accumulated other comprehensive loss, $2.6 million was amortized into interest expense during the first quarter of 2011 and we expect $7.7 million to be amortized into interest expense during the remainder of 2011. See Note 7 to the Financial Statements for further discussion of our interest rate swap agreements.
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
On April 29, 2011, Exterran GP LLC’s board of directors approved a cash distribution of $0.4775 per limited partner unit, or approximately $16.2 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2011 through March 31, 2011. The record date for this distribution is May 10, 2011 and payment is expected to occur on May 13, 2011.

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
The following table reconciles our net income to our gross margin (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$223	$1,426
Depreciation and amortization	14,149	11,878
Long-lived asset impairment	—	231
Selling, general and administrative	10,216	7,695
Interest expense	7,075	5,692
Other (income) expense, net	(221)	(236)
Income tax expense	235	173

Gross margin	$31,677	$26,859

We define EBITDA, as further adjusted, as net income plus income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, non-cash SG&A costs and any amounts by which cost of sales, other charges, and SG&A costs are reduced as a result of caps on these costs contained in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes. We believe EBITDA, as further adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization expense, impairment charges), tax consequences, caps on operating and SG&A costs, non-cash SG&A costs and reimbursements. Management uses EBITDA, as further adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as further adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.
EBITDA, as further adjusted, is not a measure of financial performance under GAAP, and should not be considered in isolation or as an alternative to net income, cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from EBITDA, as further adjusted, are significant and necessary components to the operations of our business, and, therefore, EBITDA, as further adjusted, should only be used as a supplemental measure of our operating performance.

The following table reconciles our net income to EBITDA, as further adjusted (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$223	$1,426
Income tax expense	235	173
Depreciation and amortization	14,149	11,878
Long-lived asset impairment	—	231
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	9,129	2,794
Non-cash selling, general and administrative costs	364	190
Interest expense	7,075	5,692

EBITDA, as further adjusted	$31,175	$22,384

We define distributable cash flow as net income plus depreciation and amortization expense, impairment charges, non-cash SG&A costs, interest expense and any amounts by which cost of sales and SG&A costs are reduced as a result of caps on these costs contained in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes, less cash interest expense (excluding amortization of deferred financing fees and costs incurred to early terminate interest rate swaps) and maintenance capital expenditures, and excluding gains/losses on asset sales and non-recurring items. We believe distributable cash flow is an important measure of operating performance because it allows management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner) to the cash distributions we expect to pay our unitholders. Using distributable cash flow, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.
Distributable cash flow is not a measure of financial performance under GAAP, and should not be considered in isolation or as an alternative to net income, cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from distributable cash flow are significant and necessary components to the operations of our business, and, therefore, distributable cash flow should only be used as a supplemental measure of our operating performance.
The following table reconciles our net income to distributable cash flow (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$223	$1,426
Depreciation and amortization	14,149	11,878
Long-lived asset impairment	—	231
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	9,129	2,794
Non-cash selling, general and administrative costs	364	190
Interest expense	7,075	5,692
Less: Gain on sale of compression equipment	(212)	(247)
Less: Cash interest expense	(4,207)	(5,420)
Less: Maintenance capital expenditures	(5,457)	(2,147)

Distributable cash flow	$21,064	$14,397

OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt
We are exposed to market risk due to variable interest rates under our financing arrangements.

As of March 31, 2011, after taking into consideration interest rate swaps, we had approximately $200.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2011 would result in an annual increase in our interest expense of approximately $2.0 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.
ITEM 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of March 31, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
ITEM 1A. Risk Factors
There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6. Exhibits

Exhibit
No.		Description
2.1		Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2		Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

3.1		Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2		Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3		First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008

3.4		Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.5		Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.6		Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.7		Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1		Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009

4.2		Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009

31.1	*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2	*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1	**	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2011	By:	EXTERRAN GENERAL PARTNER, L.P. its General Partner

	By:	EXTERRAN GP LLC its General Partner

	By:	/s/ MICHAEL J. AARONSON
Michael J. Aaronson
Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Finance and Accounting (Principal Accounting Officer)

Index to Exhibits

Exhibit
No.		Description
2.1		Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2		Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

3.1		Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2		Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3		First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008

3.4		Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.5		Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6		Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.7		Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1		Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009

4.2		Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009

31.1	*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2	*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1	**	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.