Form 10-Q
period 2011-06-30
EXTERRAN PARTNERS, L.P.
filed 2011-08-04
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________ TO _______________.
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
As of July 28, 2011, there were 32,517,164 common units and 4,743,750 subordinated units outstanding.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Comprehensive Income (Loss)	5
Condensed Consolidated Statements of Partners’ Capital	6
Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 6. Exhibits	32
SIGNATURES	34
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$232	$50
Accounts receivable, trade, net of allowance of $1,004 and $1,232, respectively	27,752	24,550
Due from affiliates, net	—	3,759

Total current assets	27,984	28,359
Property, plant and equipment	1,218,372	953,759
Accumulated depreciation	(395,519)	(316,806)

Net property, plant and equipment	822,853	636,953
Goodwill	124,019	124,019
Interest rate swaps	1,963	5,769
Intangibles and other assets, net	24,145	18,245

Total assets	$1,000,964	$813,345

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$13	$166
Due to affiliates, net	1,613	—
Accrued liabilities	10,621	9,347
Accrued interest	1,293	983
Current portion of interest rate swaps	3,402	3,112

Total current liabilities	16,942	13,608
Long-term debt	539,500	449,000

Total liabilities	556,442	462,608
Commitments and contingencies (Note 11)
Partners’ capital:
Limited partner units:
Common units, 32,541,390 and 27,363,451 units issued, respectively	468,230	379,748
Subordinated units, 4,743,750 units issued and outstanding	(28,706)	(30,702)
General partner units, 2% interest with 757,722 and 653,318 equivalent units issued and outstanding, respectively	13,189	10,638
Accumulated other comprehensive loss	(7,636)	(8,673)
Treasury units, 25,601 and 15,756 common units, respectively	(555)	(274)

Total partners’ capital	444,522	350,737

Total liabilities and partners’ capital	$1,000,964	$813,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$71,841	$53,790	$140,570	$106,500
Costs and expenses:
Cost of sales (excluding depreciation and amortization expense)	39,824	29,126	76,876	54,977
Depreciation and amortization	15,459	11,763	29,608	23,641
Long-lived asset impairment	305	—	305	231
Selling, general and administrative	9,927	8,519	20,143	16,214
Interest expense	7,553	5,724	14,628	11,416
Other (income) expense, net	455	(170)	234	(406)

Total costs and expenses	73,523	54,962	141,794	106,073

Income (loss) before income taxes	(1,682)	(1,172)	(1,224)	427
Income tax expense	256	173	491	346

Net income (loss)	$(1,938)	$(1,345)	$(1,715)	$81

General partner interest in net income (loss)	$676	$285	$1,248	$625

Common units interest in net income (loss)	$(2,240)	$(1,198)	$(2,537)	$(400)

Subordinated units interest in net income (loss)	$(374)	$(432)	$(426)	$(144)

Weighted average common units outstanding:
Basic	29,089	17,560	28,231	17,553

Diluted	29,089	17,560	28,231	17,553

Weighted average subordinated units outstanding:
Basic	4,744	6,325	4,744	6,325

Diluted	4,744	6,325	4,744	6,325

Loss per common unit:
Basic	$(0.08)	$(0.07)	$(0.09)	$(0.02)

Diluted	$(0.08)	$(0.07)	$(0.09)	$(0.02)

Loss per subordinated unit:
Basic	$(0.08)	$(0.07)	$(0.09)	$(0.02)

Diluted	$(0.08)	$(0.07)	$(0.09)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(1,938)	$(1,345)	$(1,715)	$81
Other comprehensive income (loss):
Interest rate swap gain (loss)	(5,457)	1,093	(4,094)	919
Amortization of payments to terminate interest rate swaps	2,557	—	5,131	—

Total other comprehensive income (loss)	(2,900)	1,093	1,037	919

Comprehensive income (loss)	$(4,838)	$(252)	$(678)	$1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)
(unaudited)

	Partners’ Capital								Accumulated
					General Partner				Other
	Common Units		Subordinated Units		Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2009	$298,010	17,541,965	$(33,194)	6,325,000	$8,457	486,243	$(108)	(8,426)	$(14,857)	$258,308
Issuance of common units for vesting of phantom units		33,373								—
Treasury units purchased							(166)	(7,330)		(166)
Transaction costs for the public offering of common units by Exterran Holdings	(4)		(2)							(6)
Contribution of capital	6,873		4,742		356					11,971
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(558)		(385)		(29)					(972)
Cash distributions	(16,233)		(5,850)		(1,086)					(23,169)
Unit based compensation expense	438									438
Interest rate swap gain									919	919
Net income (loss)	(400)		(144)		625					81

Balance, June 30, 2010	$288,126	17,575,338	$(34,833)	6,325,000	$8,323	486,243	$(274)	(15,756)	$(13,938)	$247,404

	Partners’ Capital								Accumulated
					General Partner				Other
	Common Units		Subordinated Units		Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2010	$379,748	27,363,451	$(30,702)	4,743,750	$10,638	653,318	$(274)	(15,756)	$(8,673)	$350,737
Issuance of common units for vesting of phantom units		43,764								—
Treasury units purchased							(281)	(9,845)		(281)
Net proceeds from issuance of common units	127,672	5,134,175								127,672
Proceeds from sale of general partner units to Exterran Holdings					1,316	53,431				1,316
Transaction costs for the public offering of common units by Exterran Holdings	(261)									(261)
Acquisition of a portion of Exterran Holdings U.S. contract operations business	(24,655)				767	50,973				(23,888)
Contribution of capital	13,753		6,928		947					21,628
Cash distributions	(26,000)		(4,506)		(1,727)					(32,233)
Unit based compensation expense	510									510
Interest rate swap loss									(4,094)	(4,094)
Amortization of payments to terminate interest rate swaps									5,131	5,131
Net income (loss)	(2,537)		(426)		1,248					(1,715)

Balance, June 30, 2011	$468,230	32,541,390	$(28,706)	4,743,750	$13,189	757,722	$(555)	(25,601)	$(7,636)	$444,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,715)	$81
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	29,608	23,641
Long-lived asset impairment	305	231
Amortization of debt issuance cost	638	471
Amortization of fair value of acquired interest rate swaps	—	74
Amortization of payments to terminate interest rate swaps	5,131	—
Unit based compensation expense	517	448
Provision for doubtful accounts	29	32
Gain on sale of compression equipment	(327)	(417)
Changes in assets and liabilities:
Accounts receivable, trade	(3,231)	(192)
Accounts payable, trade	(153)	5
Other liabilities	1,318	1,648

Net cash provided by operating activities	32,120	26,022

Cash flows from investing activities:
Capital expenditures	(23,820)	(17,541)
Payment to Exterran Holdings for a portion of the June 2011 Contract Operations Acquisition	(62,217)	—
Proceeds from the sale of compression equipment	1,268	793
Increase in restricted cash	—	(540)
Decrease in amounts due from affiliates, net	5,329	—

Net cash used in investing activities	(79,440)	(17,288)

Cash flows from financing activities:
Borrowings under long-term debt	474,500	7,000
Repayments under long-term debt	(543,434)	(9,000)
Distributions to unitholders	(32,233)	(23,169)
Net proceeds from issuance of common units	127,672	—
Net proceeds from sale of general partner units	1,316	—
Debt issuance costs	(980)	—
Purchase of treasury units	(281)	(166)
Capital contribution from limited partners and general partner	19,329	9,171
Increase in amounts due to affiliates, net	1,613	7,291

Net cash provided by (used in) financing activities	47,502	(8,873)

Net increase (decrease) in cash and cash equivalents	182	(139)
Cash and cash equivalents at beginning of period	50	203

Cash and cash equivalents at end of period	$232	$64

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$594	$198

Non-cash capital contribution for contract operations equipment acquired/exchanged, net	$193,069	$2,602

Intangible assets allocated in acquisition	$6,400	$—

Debt assumed in acquisition	$159,434	$—

Non-cash capital distribution due to the June 2011 Contract Operations Acquisition	$24,655	$—

General partner units issued to general partner due to the June 2011 Contract Operations Acquisition	$767	$—

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
Fair Value of Financial Instruments
Our financial instruments consist of cash, trade receivables and payables, interest rate swaps and long-term debt. At June 30, 2011 and December 31, 2010, the estimated fair values of those financial instruments approximated their carrying values as reflected in our condensed consolidated balance sheets. The fair value of our debt has been estimated based on similar debt transactions that occurred near the valuation dates.
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
When computing earnings per common and subordinated unit under the two-class method in periods when distributions are greater than earnings, the amount of the incentive distribution rights is deducted from net income and allocated to our general partner for the period to which the calculation relates. The remaining amount of net income, after deducting the incentive distribution rights, is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net losses.
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
The potentially dilutive securities issued by us include phantom units, which do not require an adjustment to the amount of net income (loss) used for dilutive loss per common unit purposes. The table below indicates the potential common units that were included in computing the dilutive potential common units used in diluted loss per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average common units outstanding — used in basic loss per common unit	29,089	17,560	28,231	17,553
Net dilutive potential common units issuable:
Phantom units	**	**	**	**

Weighted average common units and dilutive potential common units — used in diluted loss per common unit	29,089	17,560	28,231	17,553

**	Excluded from diluted loss per common unit as the effect would have been anti-dilutive.
The table below indicates the potential number of common units that were excluded from net dilutive potential units of common units as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net dilutive potential common units issuable:
Phantom units	9	11	6	8

Net dilutive potential common units issuable	9	11	6	8

2. JUNE 2011 AND AUGUST 2010 CONTRACT OPERATIONS ACQUISITION
In June 2011, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “June 2011 Contract Operations Acquisition”). In addition, the acquired assets included 207 compressor units, comprising approximately 98,000 horsepower previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services pursuant to a long-term services agreement. At the date of acquisition, the acquired fleet assets had a net book value of $191.4 million, net of accumulated depreciation of $85.5 million. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, we assumed $159.4 million of Exterran Holdings debt, paid $62.2 million in cash and issued approximately 51,000 general partner units to our general partner, a wholly-owned subsidiary of Exterran Holdings.
In connection with this acquisition, we were allocated $6.4 million finite life intangible assets associated with customer relationships of Exterran Holdings’ North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. These intangible assets are being amortized through 2024, based on the present value of expected income to be realized from these intangible assets.
In August 2010, we acquired from Exterran Holdings contract operations customer service agreements with 43 customers and a fleet of approximately 580 compressor units used to provide compression services under those agreements having a net book value of $121.8 million, net of accumulated depreciation of $53.6 million, and comprising approximately 255,000 horsepower, or 6% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “August 2010 Contract Operations Acquisition”) for approximately $214.0 million, excluding transaction costs. In connection with this acquisition, we issued approximately 8.2 million common units and approximately 167,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.
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
An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.
Unaudited Pro Forma Financial Information
Pro forma financial information for the three and six months ended June 30, 2011 and 2010 has been included to give effect to the expansion of our compressor fleet and service contracts and addition of a natural gas processing plant as a result of the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. The June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition are presented in the pro forma financial information as though the transactions occurred as of January 1, 2010. The unaudited pro forma financial information reflect the following transactions:
As related to the June 2011 Contract Operations Acquisition:
•	our acquisition in June 2011 of certain contract operations customer service agreements, compression equipment and a natural gas processing plant from Exterran Holdings;

•	our assumption of $159.4 million of Exterran Holdings’ long-term debt;

•	our payment of $62.2 million in cash to Exterran Holdings; and

•	our issuance of approximately 51,000 general partner units to our general partner, a wholly-owned subsidiary of Exterran Holdings.
As related to the August 2010 Contract Operations Acquisition:
•	our acquisition in August 2010 of certain contract operations customer service agreements and compression equipment from Exterran Holdings; and

•	our issuance of approximately 8.2 million common units and approximately 167,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.
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

The following table presents unaudited pro forma financial information for the three and six months ended June 30, 2011 and 2010 (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$82,295	$79,677	$164,276	$158,693

Net income (loss)	$(1,841)	$3,586	$(1,191)	$10,850

Basic earnings (loss) per common and subordinated limited partner unit	$(0.07)	$0.10	$(0.07)	$0.30

Diluted earnings (loss) per common and subordinated limited partner unit	$(0.07)	$0.10	$(0.07)	$0.30

Pro forma net income (loss) per limited partner unit is determined by dividing the pro forma net income (loss) that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units issued in connection with the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition were assumed to have been outstanding since the beginning of the period presented. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to the holders of our common and subordinated units. The pro forma net earnings (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner. There was no additional pro forma reduction of net income (loss) allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the three and six months ended June 30, 2011. The pro forma net earnings (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional pro forma reduction of net income (loss) allocable to our limited partners of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively, which includes the amount of additional incentive distributions that would have occurred during the period.
3. RELATED PARTY TRANSACTIONS
We are a party to an omnibus agreement with Exterran Holdings and others (as amended and restated, the “Omnibus Agreement”), the terms of which include, among other things:
•	certain agreements not to compete between Exterran Holdings and its affiliates, on the one hand, and us and our affiliates, on the other hand;

•	Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for the provision of such services, subject to certain limitations and the cost caps discussed below;

•	the terms under which we, Exterran Holdings, and our respective affiliates may transfer compression equipment among one another;

•	the terms under which we may purchase newly-fabricated contract operations equipment from Exterran Holdings’ affiliates;

•	Exterran Holdings’ grant of a license of certain intellectual property to us, including our logo; and

•	Exterran Holdings’ obligation to indemnify us for certain liabilities and our obligation to indemnify Exterran Holdings for certain liabilities.
The Omnibus Agreement will terminate upon a change of control of our general partner or the removal or withdrawal of our general partner, and certain provisions of the Omnibus Agreement will terminate upon a change of control of Exterran Holdings.
During the six months ended June 30, 2011, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 73 compressor units, totaling approximately 29,200 horsepower with a net book value of approximately $14.7 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 75 compressor units, totaling approximately 32,000 horsepower with a net book value of approximately $16.7 million, to us. During the six months ended June 30, 2010, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 65 compressor units, totaling approximately 35,700 horsepower with a net book value of approximately $16.2 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 134 compressor units, totaling approximately 31,500 horsepower with a net book value of approximately $18.8 million, to us. During the six months ended June 30, 2011 and 2010, we recorded capital contributions of approximately $2.0 million and $2.6 million, respectively, related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, Exterran Holdings paid to us a nominal amount for the difference in fair value of the equipment in connection with the transfers.
Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2012, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any cash selling, general and administrative (“SG&A”) costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). Cost of sales was capped at $21.75 per operating horsepower per quarter from July 30, 2008 through June 30, 2011. SG&A costs were capped at $6.0 million per quarter from July 30, 2008 through November 9, 2009, at $7.6 million per quarter from November 10, 2009 through June 9, 2011, and at $9.0 million per quarter from June 10, 2011 through June 30, 2011. These caps may be subject to future adjustment or termination in connection with expansions of our operations through the acquisition or construction of new assets or businesses.
For the three months ended June 30, 2011 and 2010, our cost of sales exceeded the cap provided in the Omnibus Agreement by $8.3 million and $5.7 million, respectively. For the six months ended June 30, 2011 and 2010, our cost of sales exceeded the cap provided in the Omnibus Agreement by $15.2 million and $8.5 million, respectively. For the three months ended June 30, 2011 and 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.9 million and $0.7 million, respectively. For the six months ended June 30, 2011 and 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $4.2 million and $0.7 million, respectively. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.
Pursuant to the Omnibus Agreement, we are permitted to purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of Exterran GP LLC’s board of directors. During the six months ended June 30, 2011, we did not purchase any newly-fabricated compression equipment from Exterran Holdings. During the six months ended June 30, 2010, we purchased $9.8 million of newly-fabricated compression equipment from Exterran Holdings. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. As a result, the equipment purchased during the six months ended June 30, 2010 was recorded in our consolidated balance sheet as property, plant and equipment of $8.8 million, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $1.0 million, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the six months ended June 30, 2011 and 2010, Exterran Holdings contributed to us $0.6 million and $0.2 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.
Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to lease compression equipment between Exterran Holdings and us to fulfill the compression services obligations of either Exterran Holdings or us, such equipment may be leased if it will not cause us to breach any existing compression services contracts or to suffer a loss of revenue under an existing compression services contract or to incur any unreimbursed costs. At June 30, 2011, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $7.7 million and $1.3 million, respectively.
For each of the six months ended June 30, 2011 and 2010, we had revenues of $0.6 million from Exterran Holdings related to the lease of our compression equipment. For the six months ended June 30, 2011 and 2010, we had cost of sales of $7.9 million and $6.7 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

4. DEBT
Long-term debt consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Revolving credit facility due November 2015	$389,500	$299,000
Term loan facility due November 2015	150,000	150,000

Long-term debt	$539,500	$449,000

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
As of June 30, 2011, we had undrawn capacity of $160.5 million under our revolving credit facility.
5. CASH DISTRIBUTIONS
We will make distributions of available cash (as defined in our partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:
•	first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•	second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

•	third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter;

•	fourth, 98% to all common and subordinated unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	fifth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	sixth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2010 and 2011:

		Distribution per
		Limited Partner
Period Covering	Payment Date	Unit	Total Distribution (1)
1/1/2010 — 3/31/2010	May 14, 2010	$0.4625	$11.6	million
4/1/2010 — 6/30/2010	August 13, 2010	0.4625	11.6	million
7/1/2010 — 9/30/2010	November 12, 2010	0.4675	15.7	million
10/1/2010 — 12/31/2010	February 14, 2011	0.4725	16.0	million
1/1/2011 — 3/31/2011	May 13, 2011	0.4775	16.2	million

(1)	Including distributions to our general partner on its incentive distribution rights.
On July 29, 2011, Exterran GP LLC’s board of directors approved a cash distribution of $0.4825 per limited partner unit, or approximately $19.1 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from April 1, 2011 through June 30, 2011. The record date for this distribution is August 9, 2011 and payment is expected to occur on August 12, 2011.
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
The following table presents phantom unit activity for the six months ended June 30, 2011:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2010	98,537	$19.23
Granted	20,851	28.50
Vested	(43,764)	18.90

Phantom units outstanding, June 30, 2011	75,624	$21.98

As of June 30, 2011, $1.5 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.8 years.
Unit Options
As of June 30, 2011 and December 31, 2010, we had no unit options outstanding.
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
Interest Rate Risk
At June 30, 2011, we were party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of June 30, 2011, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income and is included in accumulated other comprehensive loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and, therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the three and six months ended June 30, 2011 and 2010, there was no ineffectiveness related to interest rate swaps. We estimate that $3.4 million of deferred pre-tax losses from existing interest rate swaps will be realized as an expense during the next twelve months. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average effective fixed interest rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss will be amortized into interest expense over the original term of the swaps. We estimate that $5.7 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2011
		Fair Value
		Asset
	Balance Sheet Location	(Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$1,963
Interest rate hedges	Current portion of interest rate swaps	(3,402)

Total derivatives		$(1,439)

	December 31, 2010
		Fair Value
		Asset
	Balance Sheet Location	(Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$5,769
Interest rate hedges	Current portion of interest rate swaps	(3,112)

Total derivatives		$2,657

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Gain (Loss)	Location of Gain	Gain (Loss)		Location of Gain	Gain (Loss)
	Recognized in	(Loss) Reclassified	Reclassified from	Gain (Loss)	(Loss) Reclassified	Reclassified from
	Other	from Accumulated	Accumulated Other	Recognized in Other	from Accumulated	Accumulated Other
	Comprehensive	Other Comprehensive	Comprehensive	Comprehensive	Other Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss) into	Income (Loss) into	Income (Loss) on	Income (Loss) into	Income (Loss) into
	Derivatives	Income (Loss)	Income (Loss)	Derivatives	Income (Loss)	Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(6,433)	Interest expense	$(3,533)	$(5,844)	Interest expense	$(6,881)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
		Location of Gain	Gain (Loss)		Location of Gain	Gain (Loss)
	Gain (Loss)	(Loss) Reclassified	Reclassified from	Gain (Loss)	(Loss) Reclassified	Reclassified from
	Recognized in Other	from Accumulated	Accumulated Other	Recognized in Other	from Accumulated	Accumulated Other
	Comprehensive	Other Comprehensive	Comprehensive	Comprehensive	Other Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss) into	Income (Loss) into	Income (Loss) on	Income (Loss) into	Income (Loss) into
	Derivatives	Income (Loss)	Income (Loss)	Derivatives`	Income (Loss)	Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(1,884)	Interest expense	$(2,977)	$(4,963)	Interest expense	$(5,882)

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
8. FAIR VALUE MEASUREMENTS
The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories.
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
The following table summarizes the valuation of our interest rate swaps and impaired long-lived assets as of and for the six months ended June 30, 2011 with pricing levels as of the date of valuation (in thousands):

Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(1,439)	$—	$(1,439)	$—
Impaired long-lived assets	156	—	—	156

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
On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value. Our estimate of the fair value of the impaired long-lived assets was based on the estimated component value of the equipment that we plan to use.
9. UNIT TRANSACTIONS
In June 2011, we completed the June 2011 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 51,000 general partner units to our general partner, a wholly-owned subsidiary of Exterran Holdings.
In May 2011, we sold, pursuant to a public underwritten offering, 5,134,175 common units representing limited partner interests in us, including 134,175 common units sold pursuant to an over-allotment option. The net proceeds from this offering were used (i) to repay approximately $64.8 million of borrowings outstanding under the revolving credit facility and (ii) for general partnership purposes, including to fund a portion of the consideration for the June 2011 Contract Operations Acquisition from Exterran Holdings. In connection with this sale and as permitted under the partnership agreement, we issued approximately 53,000 general partner units to our general partner in consideration of the continuation of its approximate 2.0% general partner interest in us. Our general partner made a capital contribution to us in the amount of $1.3 million as consideration for such units.
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
As of June 30, 2011, Exterran Holdings owned 7,751,641 common units, 4,743,750 subordinated units and 757,722 general partner units, collectively representing a 35% interest in us.
10. RECENT ACCOUNTING DEVELOPMENTS
In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. This standard update clarifies that, when presenting comparative financial statements, public companies should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations entered into in fiscal years beginning on or after December 15, 2010. Our adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
In May 2011, the FASB issued an update to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This update changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This update is effective for interim and annual periods beginning on or after December 15, 2011. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an update on the presentation of other comprehensive income. Under this update, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This update is effective for interim and annual periods beginning on or after December 15, 2011. We do not believe the adoption of this update will have a material impact on our consolidated financial statements.
11. COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we are involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows for the period in which that resolution occurs.
12. SUBSEQUENT EVENT
All of our 4,743,750 subordinated units are owned by a wholly-owned subsidiary of Exterran Holdings. As of June 30, 2011, we met the requirements under our partnership agreement for early conversion of 1,581,250 of those subordinated units into common units. Accordingly, we expect that 1,581,250 of our subordinated units will convert to common units in August 2011. Additionally, all remaining subordinated units will convert to common units following any quarter, beginning with the quarter ending September 30, 2011, during which we meet each of the tests prescribed in the partnership agreement.

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
Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. These forward-looking statements are also affected by the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s Electronic Data Gathering and Retrieval System at www.sec.gov. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:
•	conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas and the impact on the price of oil or natural gas, which could cause a decline in the demand for our natural gas compression services;

•	reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•	our dependence on Exterran Holdings to provide services and compression equipment, including its ability to hire, train and retain key employees and to timely and cost effectively obtain compression equipment and components necessary to conduct our business;

•	our dependence on and the availability of cost caps from Exterran Holdings to generate sufficient cash to enable us to make cash distributions at our current distribution rate;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	an Internal Revenue Service challenge to our valuation methodologies, which may result in a shift of income, gains, losses and/or deductions between our general partner and our unitholders;

•	loss of our status as a partnership for federal income tax purposes;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to implement certain business and financial objectives, such as:
•	growing our asset base and utilization, particularly for our fleet of compressors;

•	integrating acquired businesses;

•	generating sufficient cash;

•	accessing the capital markets at an acceptable cost; and

•	purchasing additional contract operation contracts and equipment from Exterran Holdings;
•	liability related to the provision of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.
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
June 2011 Contract Operations Acquisition
In June 2011, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “June 2011 Contract Operations Acquisition”). In addition, the acquired assets included 207 compressor units, comprising approximately 98,000 horsepower previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services pursuant to a long-term services agreement. At the date of acquisition, the acquired fleet assets had a net book value of $191.4 million, net of accumulated depreciation of $85.5 million. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, we assumed $159.4 million of Exterran Holdings debt, paid $62.2 million in cash and issued approximately 51,000 general partner units to our general partner, a wholly-owned subsidiary of Exterran Holdings.
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
Omnibus Agreement
We are a party to an omnibus agreement with Exterran Holdings, our general partner, and others (as amended and restated, the “Omnibus Agreement”), the terms of which include, among other things:
•	certain agreements not to compete between Exterran Holdings and its affiliates, on the one hand, and us and our affiliates, on the other hand;

•	Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for the provision of such services, subject to certain limitations and the cost caps discussed below;

•	the terms under which we, Exterran Holdings and our respective affiliates may transfer compression equipment among one another; and

•	the terms under which we may purchase newly-fabricated contract operations equipment from Exterran Holdings’ affiliates.
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
Natural gas consumption in the U.S. for the twelve months ended April 30, 2011 increased by approximately 5% over the twelve months ended April 30, 2010, is expected to increase by 2.0% in 2011 and is expected to increase by an average of 0.3% per year thereafter until 2035 according to the Energy Information Administration (“EIA”). In 2009, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas. The EIA expects total U.S. marketed natural gas production to increase by 4.5% in 2011. The EIA estimates that the natural gas production level in the U.S. will be approximately 23 trillion cubic feet in calendar year 2035. Natural gas marketed production in the U.S. for the twelve months ended April 30, 2011 increased by approximately 6% compared to the twelve months ended April 30, 2010.
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
Our revenue, earnings, financial position and capital spending are affected by, among other things, (i) market conditions that impact demand and pricing for natural gas compression, (ii) our customers’ decisions to utilize our services rather than utilize products or services from our competitors, (iii) our customers’ decisions regarding whether to own and operate the equipment themselves, and (iv) the timing and consummation of acquisitions of additional contract operations customer contracts and equipment from Exterran Holdings. In particular, many of our contracts with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations and cash available for distribution. As we believe there will be increased activity in certain U.S. natural gas plays, we anticipate investing in more new fleet units, and therefore investing more capital, in 2011 than we have in the recent past.
During the last twelve months, we have seen an increase in drilling activity. Our total operating horsepower increased by approximately 3%, excluding the impact of the June 2011 Contract Operations Acquisition, during the six months ended June 30, 2011. We believe these activity levels around the natural gas industry in the U.S. will continue in 2011, particularly in shale plays and areas focused on the production of oil and natural gas liquids. However, we believe that due to (i) the continued uncertainty around natural gas prices and (ii) the current available supply of idle and under-utilized compression equipment in the industry, as well as new investment of capital in equipment, combined with (iii) the modest growth in demand for our services in the U.S., we may not be able to significantly improve our horsepower utilization and pricing and therefore revenues in the near term (excluding the impact of potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us). Our contract operations services business has historically experienced more stable demand than that of certain other energy service products and services. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the six months ended June 30, 2011 of approximately $1.4 million and $0.6 million, respectively.
Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and selling, general and administrative (“SG&A”) expenses is capped through December 31, 2012 (see Note 3 to the Financial Statements). During the three months ended June 30, 2011 and 2010, our cost of sales exceeded this cap by $8.3 million and $5.7 million, respectively. During the six months ended June 30, 2011 and 2010, our cost of sales exceeded this cap by $15.2 million and $8.5 million, respectively. For the three months ended June 30, 2011 and 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.9 million and $0.7 million, respectively. For the six months ended June 30, 2011 and 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $4.2 million and $0.7 million, respectively.
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
Operating Highlights
The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Available Horsepower (at period end)(1)	1,905	1,366	1,905	1,366
Total Operating Horsepower (at period end)(1)	1,684	1,092	1,684	1,092
Average Operating Horsepower	1,442	1,076	1,419	1,069
Horsepower Utilization: Spot (at period end)	88%	80%	88%	80%
Average	87%	80%	87%	80%

(1)	Includes compressor units with an aggregate horsepower of 226 thousand and 266 thousand leased from Exterran Holdings as of June 30, 2011 and 2010, respectively. Excludes compressor units with an aggregate horsepower of 21 thousand and 18 thousand leased to Exterran Holdings as of June 30, 2011 and 2010, respectively.
Summary of Results
Net income (loss). We recorded a net loss of $1.9 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively. We recorded a net loss of $1.7 million and net income of $0.1 million for the six months ended June 30, 2011 and 2010, respectively.
EBITDA, as further adjusted. Our EBITDA, as further adjusted, was $32.0 million and $22.9 million for the three months ended June 30, 2011 and 2010, respectively. Our EBITDA, as further adjusted, was $63.2 million and $45.3 million for the six months ended June 30, 2011 and 2010, respectively. The increase in EBITDA, as further adjusted, during the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 was primarily caused by the inclusion of the results from the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”
FINANCIAL RESULTS OF OPERATIONS
The three months ended June 30, 2011 compared to the three months ended June 30, 2010
The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Three Months Ended
	June 30,
	2011	2010
Revenue	$71,841	$53,790
Gross margin(1)	32,017	24,664
Gross margin percentage	45%	46%
Expenses:
Depreciation and amortization	$15,459	$11,763
Long-lived asset impairment	305	—
Selling, general and administrative	9,927	8,519
Interest expense	7,553	5,724
Other (income) expense, net	455	(170)
Income tax expense	256	173

Net income (loss)	$(1,938)	$(1,345)

(1)	For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”
Revenue. Average monthly operating horsepower was approximately 1,442,000 and 1,076,000 for the three months ended June 30, 2011 and 2010, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Gross Margin. The increase in gross margin during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to the inclusion of results from the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Depreciation and Amortization. The increase in depreciation and amortization expense during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Long-lived Asset Impairment. Long-lived asset impairment in the three months ended June 30, 2011 was $0.3 million, and resulted from impairments that were recorded on idle compression units.
SG&A. SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. In addition, SG&A expenses for the three months ended June 30, 2010 included $0.8 million in additional sales taxes as a result of a state tax ruling received in June 2010 that applies retroactively to July 2007 to certain contract compression transactions. SG&A expenses represented 14% and 16% of revenues for the three months ended June 30, 2011 and 2010, respectively.
Interest Expense. The increase in interest expense for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to the refinancing of our senior secured credit agreement at a higher interest rate than the debt it replaced. The increase in interest expense was also due to a higher average balance of long-term debt for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Other (Income) Expense, Net. Other (income) expense, net for the three months ended June 30, 2011 included $0.5 million of transaction costs associated with the June 2011 Contract Operations Acquisition. Additionally, other (income) expense, net for the three month periods ended June 30, 2011 and 2010 included a $0.1 million and $0.2 million gain on the sale of used compression equipment, respectively.
Income Tax Expense. Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax expense for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to an increase in our revenue earned within the state of Texas.
The six months ended June 30, 2011 compared to the six months ended June 30, 2010
The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Six Months Ended
	June 30,
	2011	2010
Revenue	$140,570	$106,500
Gross margin(1)	63,694	51,523
Gross margin percentage	45%	48%
Expenses:
Depreciation and amortization	$29,608	$23,641
Long-lived asset impairment	305	231
Selling, general and administrative	20,143	16,214
Interest expense	14,628	11,416
Other (income) expense, net	234	(406)
Income tax expense	491	346

Net income (loss)	$(1,715)	$81

(1)	For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”
Revenue. Average monthly operating horsepower was approximately 1,419,000 and 1,069,000 for the six months ended June 30, 2011 and 2010, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Gross Margin. The increase in gross margin during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to the inclusion of results from the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. The decrease in gross margin percentage was primarily caused by an increase in our field operating expenses.
Depreciation and Amortization. The increase in depreciation and amortization expense during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Long-lived Asset Impairment. Long-lived asset impairments in the six months ended June 30, 2011 and 2010 were $0.3 million and $0.2 million, respectively, and resulted from impairments that were recorded on idle compression units.
SG&A. SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. In addition, SG&A expenses for the six months ended June 30, 2010 included $0.8 million in additional sales taxes as a result of a state tax ruling received in June 2010 that applies retroactively to July 2007 to certain contract compression transactions. SG&A expenses represented 14% and 15% of revenues for the six months ended June 30, 2011 and 2010, respectively.
Interest Expense. The increase in interest expense for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was primarily due to the refinancing of our senior secured credit agreement at a higher interest rate than the debt it replaced. The increase in interest expense was also due to a higher average balance of long-term debt for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
Other (Income) Expense, Net. Other (income) expense, net for the six months ended June 30, 2011 included $0.5 million of transaction costs associated with the June 2011 Contract Operations Acquisition. Additionally, other (income) expense, net for the six month periods ended June 30, 2011 and 2010 included a $0.3 million and $0.4 million gain on the sale of used compression equipment, respectively.
Income Tax Expense. Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax expense for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to an increase in our revenue earned within the state of Texas.
LIQUIDITY AND CAPITAL RESOURCES
The following tables summarize our sources and uses of cash for the six months ended June 30, 2011 and 2010, and our cash and working capital as of the end of the periods presented (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$32,120	$26,022
Investing activities	(79,440)	(17,288)
Financing activities	47,502	(8,873)

Net change in cash and cash equivalents	$182	$(139)

	June 30,	December 31,
	2011	2010
Cash and cash equivalents	$232	$50
Working capital	11,042	14,751
Operating Activities. Net cash provided by operating activities increased in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to the increase in business levels resulting from the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Investing Activities. The increase in cash used in investing activities was primarily attributable to a $62.2 million increase in cash used to pay a portion of the purchase price for the June 2011 Contract Operations Acquisition. In addition, cash used for investing activities increased for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, due to a $6.3 million increase in capital expenditures that was partially offset by a $5.3 million decrease in amounts due from affiliates. Capital expenditures for the six months ended June 30, 2011 were $23.8 million, consisting of $9.9 million for fleet growth capital and $13.9 million for compressor maintenance activities.
Financing Activities. The increase in net cash provided by financing activities during the six months ended June 30, 2011, compared to the six months ended June 30, 2010, was primarily due to the $127.7 million in net proceeds we received from a public offering of common units, a portion of which we used to repay borrowings under our debt facility.

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
Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to spend approximately $26.5 million to $30.5 million on equipment maintenance capital during 2011. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. Given that the substantial majority of the idle compression equipment has been and is currently held by Exterran Holdings, much of the idle compression equipment required for these contract operations services opportunities has been held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the substantial majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will increase (and that lease expense will be reduced).
In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our credit facility and that we have the ability to generate adequate amounts of cash to meet our short-term needs and needs for the foreseeable future. Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our credit facility, the issuance of additional partnership units, and future debt offerings, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.
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
As of June 30, 2011, we had undrawn capacity of $160.5 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) to not greater than 4.75 to 1.0. The Credit Agreement allows for our Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. Therefore, because the June 2011 Contract Operations Acquisition closed in the second quarter of 2011, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through December 31, 2011, reverting to 4.75 to 1.0 for the quarter ending March 31, 2012 and subsequent quarters.
The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2011, all amounts outstanding under the revolving credit facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of our revolving credit facility at June 30, 2011, excluding the effect of interest rate swaps, was 2.7%.
The term loan facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At June 30, 2011, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan at June 30, 2011, excluding the effect of interest rate swaps, was 3.0%.
Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).
The Credit Agreement contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Credit Agreement) and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. As discussed above, because the June 2011 Contract Operations Acquisition closed during the second quarter of 2011, our Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 during the quarter ended June 30, 2011 and will continue at that level through December 31, 2011, reverting to 4.75 to 1.0 for the quarter ending March 31, 2012 and subsequent quarters. As of June 30, 2011, we maintained a 6.5 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers and debt issuances. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. As of June 30, 2011, we were in compliance with all financial covenants under the Credit Agreement.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss will be amortized into interest expense over the original term of the swaps. Of the total amount included in accumulated other comprehensive loss, $5.1 million was amortized into interest expense during the six months ended June 30, 2011 and we expect $5.1 million to be amortized into interest expense during the remainder of 2011. See Note 7 to the Financial Statements for further discussion of our interest rate swap agreements.
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
On July 29, 2011, Exterran GP LLC’s board of directors approved a cash distribution of $0.4825 per limited partner unit, or approximately $19.1 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from April 1, 2011 through June 30, 2011. The record date for this distribution is August 9, 2011 and payment is expected to occur on August 12, 2011.
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
The following table reconciles our net income (loss) to our gross margin (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(1,938)	$(1,345)	$(1,715)	$81
Depreciation and amortization	15,459	11,763	29,608	23,641
Long-lived asset impairment	305	—	305	231
Selling, general and administrative	9,927	8,519	20,143	16,214
Interest expense	7,553	5,724	14,628	11,416
Other (income) expense, net	455	(170)	234	(406)
Income tax expense	256	173	491	346

Gross margin	$32,017	$24,664	$63,694	$51,523

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
The following table reconciles our net income (loss) to EBITDA, as further adjusted (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(1,938)	$(1,345)	$(1,715)	$81
Income tax expense	256	173	491	346
Depreciation and amortization	15,459	11,763	29,608	23,641
Long-lived asset impairment	305	—	305	231
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	10,200	6,376	19,329	9,171
Non-cash selling, general and administrative costs	153	258	517	448
Interest expense	7,553	5,724	14,628	11,416

EBITDA, as further adjusted	$31,988	$22,949	$63,163	$45,334

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
The following table reconciles our net income (loss) to distributable cash flow (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$(1,938)	$(1,345)	$(1,715)	$81
Depreciation and amortization	15,459	11,763	29,608	23,641
Long-lived asset impairment	305	—	305	231
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	10,200	6,376	19,329	9,171
Non-cash selling, general and administrative costs	153	258	517	448
Interest expense	7,553	5,724	14,628	11,416
Expensed acquisition costs	514	—	514	—
Less: Gain on sale of compression equipment	(115)	(170)	(327)	(417)
Less: Cash interest expense	(4,652)	(5,451)	(8,859)	(10,871)
Less: Maintenance capital expenditures	(8,454)	(4,365)	(13,911)	(6,512)

Distributable cash flow	$19,025	$12,790	$40,089	$27,188

OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt
We are exposed to market risk due to variable interest rates under our financing arrangements.
As of June 30, 2011, after taking into consideration interest rate swaps, we had approximately $289.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2011 would result in an annual increase in our interest expense of approximately $2.9 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.
ITEM 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of June 30, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
ITEM 1A. Risk Factors
There have been no material changes in our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as follows:
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
In addition, the Texas Commission on Environmental Quality (“TCEQ”) has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites for 23 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. Our cost to comply with the revised air permit programs is not expected to be material at this time. Although the TCEQ had previously stated it would consider expanding application of the new air permit program statewide, the Texas Legislature adopted legislation prohibiting such an expansion in the near term. At this point, we cannot predict whether or when such a geographic expansion of those rules might occur or the cost to comply with any such requirements.
On July 28, 2011, the EPA proposed regulations focused on reducing the emissions of certain chemicals by the oil and natural gas industry, including volatile organic compounds, sulfur dioxide and certain air toxics. Based on a review of the EPA’s fact sheet describing the proposed regulations, it appears our business could be affected by certain portions of those proposed regulations. We will continue to review and evaluate this very recent proposal as more information is made available. At this point, we cannot reasonably predict the ultimate cost to comply with such requirements.
These new regulations and proposals, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment, could have a material adverse impact on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

ITEM 6. Exhibits

Exhibit
No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.3	Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008

3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

10.1*	Third Amended and Restated Omnibus Agreement, dated June 10, 2011, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

31.1 *	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
No.	Description
101.1 **	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2011	EXTERRAN PARTNERS, L.P.
	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

	By:	EXTERRAN GP LLC
its General Partner

	By:	/s/ MICHAEL J. AARONSON
Michael J. Aaronson
Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Finance and Accounting (Principal Accounting Officer)

Index to Exhibits

Exhibit
No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.3	Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008

3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

10.1*	Third Amended and Restated Omnibus Agreement, dated June 10, 2011, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

31.1 *	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 **	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished herewith.