Form 10-Q
period 2011-09-30
EXTERRAN PARTNERS, L.P.
filed 2011-11-04
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________ TO ______________.
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
As of October 27, 2011, there were 34,098,414 common units and 3,162,500 subordinated units outstanding.

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Comprehensive Income (Loss)	5
Condensed Consolidated Statements of Partners’ Capital	6
Condensed Consolidated Statements of Cash Flows	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 6. Exhibits	32
SIGNATURES	33
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$374	$50
Accounts receivable, trade, net of allowance of $1,148 and $1,232, respectively	32,826	24,550
Due from affiliates, net	6,909	3,759

Total current assets	40,109	28,359
Property, plant and equipment	1,221,397	953,759
Accumulated depreciation	(408,356)	(316,806)

Net property, plant and equipment	813,041	636,953
Goodwill	124,019	124,019
Interest rate swaps	—	5,769
Intangibles and other assets, net	23,196	18,245

Total assets	$1,000,365	$813,345

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$—	$166
Accrued liabilities	12,317	9,347
Accrued interest	1,200	983
Current portion of interest rate swaps	3,244	3,112

Total current liabilities	16,761	13,608
Long-term debt	544,000	449,000
Interest rate swaps	5,086	—

Total liabilities	565,847	462,608
Commitments and contingencies (Note 11)
Partners’ capital:
Limited partner units:
Common units, 34,124,510 and 27,363,451 units issued, respectively	452,310	379,748
Subordinated units, 3,162,500 and 4,743,750 units issued and outstanding, respectively	(18,527)	(30,702)
General partner units, 2% interest with 757,722 and 653,318 equivalent units issued and outstanding, respectively	13,265	10,638
Accumulated other comprehensive loss	(11,962)	(8,673)
Treasury units, 26,096 and 15,756 common units, respectively	(568)	(274)

Total partners’ capital	434,518	350,737

Total liabilities and partners’ capital	$1,000,365	$813,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Revenue — third parties	$84,103	$62,571	$224,046	$168,518
Revenue — affiliates	334	150	961	703

Total revenue	84,437	62,721	225,007	169,221

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	43,355	33,819	120,231	88,796
Depreciation and amortization	19,087	13,697	48,695	37,338
Long-lived asset impairment	384	93	689	324
Selling, general and administrative — affiliates	10,594	8,504	30,737	24,718
Interest expense	7,860	6,020	22,488	17,436
Other (income) expense, net	(338)	333	(104)	(73)

Total costs and expenses	80,942	62,466	222,736	168,539

Income before income taxes	3,495	255	2,271	682
Income tax expense	242	172	733	518

Net income	$3,253	$83	$1,538	$164

General partner interest in net income	$837	$420	$2,085	$1,045

Common units interest in net income	$2,160	$(271)	$(476)	$(671)

Subordinated units interest in net income	$256	$(66)	$(71)	$(210)

Weighted average common units outstanding:
Basic	33,308	22,882	29,942	19,342

Diluted	33,325	22,882	29,942	19,342

Weighted average subordinated units outstanding:
Basic	3,953	5,552	4,477	6,064

Diluted	3,953	5,552	4,477	6,064

Earnings (loss) per common unit:
Basic	$0.06	$(0.01)	$(0.02)	$(0.03)

Diluted	$0.06	$(0.01)	$(0.02)	$(0.03)

Earnings (loss) per subordinated unit:
Basic	$0.06	$(0.01)	$(0.02)	$(0.03)

Diluted	$0.06	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$3,253	$83	$1,538	$164
Other comprehensive income (loss):
Interest rate swap gain (loss)	(6,891)	690	(10,985)	1,609
Amortization of payments to terminate interest rate swaps	2,565	—	7,696	—

Total other comprehensive income (loss)	(4,326)	690	(3,289)	1,609

Comprehensive income (loss)	$(1,073)	$773	$(1,751)	$1,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)
(unaudited)

	Partners’ Capital								Accumulated
					General Partner		Treasury		Other
	Common Units		Subordinated Units		Units		Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2009	$298,010	17,541,965	$(33,194)	6,325,000	$8,457	486,243	$(108)	(8,426)	$(14,857)	$258,308
Issuance of common units for vesting of phantom units		33,373								—
Treasury units purchased							(166)	(7,330)		(166)
Transaction costs for the public offering of common units by Exterran Holdings	(189)									(189)
Transaction costs for conversion of subordinated units	(25)									(25)
Conversion of subordinated units to common units	(8,721)	1,581,250	8,721	(1,581,250)						—
Issuance of units to Exterran Holdings for a portion of its U.S. contract operations business	125,043	8,206,863			2,548	167,075				127,591
Contribution of capital	15,006		8,097		631					23,734
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(558)		(385)		(29)					(972)
Cash distributions	(24,354)		(8,776)		(1,628)					(34,758)
Unit based compensation expense	645									645
Interest rate swap gain									1,609	1,609
Net income	(671)		(210)		1,045					164

Balance, September 30, 2010	$404,186	27,363,451	$(25,747)	4,743,750	$11,024	653,318	$(274)	(15,756)	$(13,248)	$375,941

Balance, December 31, 2010	$379,748	27,363,451	$(30,702)	4,743,750	$10,638	653,318	$(274)	(15,756)	$(8,673)	$350,737
Issuance of common units for vesting of phantom units		45,634								—
Treasury units purchased							(294)	(10,340)		(294)
Transaction costs for conversion of subordinated units	(20)									(20)
Conversion of subordinated units to common units	(9,569)	1,581,250	9,569	(1,581,250)						—
Net proceeds from issuance of common units	127,672	5,134,175								127,672
Proceeds from sale of general partner units to Exterran Holdings					1,316	53,431				1,316
Transaction costs for the public offering of common units by Exterran Holdings	(261)									(261)
Acquisition of a portion of Exterran Holdings U.S. contract operations business	(24,655)				767	50,973				(23,888)
Contribution of capital	21,261		9,472		1,281					32,014
Cash distributions	(41,689)		(6,795)		(2,822)					(51,306)
Unit based compensation expense	299									299
Interest rate swap loss									(10,985)	(10,985)
Amortization of payments to terminate interest rate swaps									7,696	7,696
Net income	(476)		(71)		2,085					1,538

Balance, September 30, 2011	$452,310	34,124,510	$(18,527)	3,162,500	$13,265	757,722	$(568)	(26,096)	$(11,962)	$434,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,538	$164
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,695	37,338
Long-lived asset impairment	689	324
Amortization of debt issuance cost	982	707
Amortization of fair value of acquired interest rate swaps	—	111
Amortization of payments to terminate interest rate swaps	7,696	—
Unit based compensation expense	310	660
Provision for doubtful accounts	268	592
Gain on sale of compression equipment	(646)	(425)
Changes in assets and liabilities:
Accounts receivable, trade	(8,544)	(4,873)
Accounts payable, trade	(166)	72
Other liabilities	2,898	2,427

Net cash provided by operating activities	53,720	37,097

Cash flows from investing activities:
Capital expenditures	(33,144)	(21,578)
Payment to Exterran Holdings for a portion of the June 2011 Contract Operations Acquisition	(62,217)	—
Proceeds from the sale of compression equipment	2,308	823
Increase in restricted cash	—	(213)
(Increase) decrease in amounts due from affiliates, net	359	(22)

Net cash used in investing activities	(92,694)	(20,990)

Cash flows from financing activities:
Borrowings under long-term debt	506,500	17,000
Repayments under long-term debt	(570,934)	(14,000)
Distributions to unitholders	(51,306)	(34,758)
Net proceeds from issuance of common units	127,672	—
Net proceeds from sale of general partner units	1,316	—
Debt issuance costs	(980)	—
Purchase of treasury units	(294)	(166)
Capital contribution from limited partners and general partner	27,324	16,940
Decrease in amounts due to affiliates, net	—	(1,293)

Net cash provided by (used in) financing activities	39,298	(16,277)

Net increase (decrease) in cash and cash equivalents	324	(170)
Cash and cash equivalents at beginning of period	50	203

Cash and cash equivalents at end of period	$374	$33

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$5,156	$2,603

Non-cash capital contribution for contract operations equipment acquired/exchanged, net	$190,897	$126,015

Intangible assets allocated in acquisitions	$6,400	$5,864

Debt assumed in the June 2011 Contract Operations Acquisition	$159,434	$—

Non-cash capital distribution due to the June 2011 Contract Operations Acquisition	$24,655	$—

Common units issued to limited partner due to the August 2010 Contract Operations Acquisition	$—	$125,043

General partner units issued in acquisitions	$767	$2,548

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
Fair Value of Financial Instruments
Our financial instruments consist of cash, trade receivables and payables, interest rate swaps and long-term debt. At September 30, 2011 and December 31, 2010, the estimated fair values of those financial instruments approximated their carrying values as reflected in our condensed consolidated balance sheets. The fair value of our debt has been estimated based on similar debt transactions that occurred near the valuation dates.
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

The potentially dilutive securities issued by us include phantom units, which do not require an adjustment to the amount of net income used for dilutive earnings (loss) per common unit purposes. The table below indicates the potential common units that were included in computing the dilutive potential common units used in diluted earnings (loss) per common unit (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average common units outstanding — used in basic earnings (loss) per common unit	33,308	22,882	29,942	19,342
Net dilutive potential common units issuable:
Phantom units	17	**	**	**

Weighted average common units and dilutive potential common units — used in diluted earnings (loss) per common unit	33,325	22,882	29,942	19,342

**	Excluded from diluted earnings (loss) per common unit as the effect would have been anti-dilutive.
The table below indicates the potential number of common units that were excluded from net dilutive potential units of common units as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net dilutive potential common units issuable:
Phantom units	—	27	4	14

Net dilutive potential common units issuable	—	27	4	14

2. JUNE 2011 AND AUGUST 2010 CONTRACT OPERATIONS ACQUISITIONS
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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities.
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
Unaudited Pro Forma Financial Information
Pro forma financial information for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 has been included to give effect to the expansion of our compressor fleet and service contracts and addition of a natural gas processing plant as a result of the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. The June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition are presented in the pro forma financial information as though the transactions occurred as of January 1, 2010. The unaudited pro forma financial information reflect the following transactions:
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
The following table presents unaudited pro forma financial information for the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010 (in thousands, except per unit amounts):

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2010	2011	2010
Revenue	$81,768	$250,817	$240,461

Net income	$3,309	$3,012	$14,159

Basic earnings per common and subordinated limited partner unit	$0.09	$0.03	$0.39

Diluted earnings per common and subordinated limited partner unit	$0.09	$0.03	$0.39

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All units issued in connection with the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition were assumed to have been outstanding since the beginning of the period presented. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to the holders of our common and subordinated units. The pro forma net earnings per limited partner unit calculations reflect pro forma incentive distributions to our general partner. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the nine months ended September 30, 2011. The pro forma net earnings per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional pro forma reduction of net income allocable to our limited partners of approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, which includes the amount of additional incentive distributions that would have occurred during the period.
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
During the nine months ended September 30, 2011, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 196 compressor units, totaling approximately 83,700 horsepower with a net book value of approximately $39.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 196 compressor units, totaling approximately 74,200 horsepower with a net book value of approximately $38.6 million, to us. During the nine months ended September 30, 2010, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 105 compressor units, totaling approximately 45,900 horsepower with a net book value of approximately $21.1 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 179 compressor units, totaling approximately 43,200 horsepower with a net book value of approximately $25.2 million, to us. During the nine months ended September 30, 2011, we recorded capital distributions of approximately $0.4 million related to the differences in net book value on the compression equipment that was exchanged with us. During the nine months ended September 30, 2010, we recorded capital contributions of approximately $4.1 million related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, Exterran Holdings paid to us a nominal amount for the difference in fair value of the equipment in connection with the transfers.
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
We are charged costs incurred by Exterran Holdings directly attributable to us. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings other operations are allocated among Exterran Holdings other operations and us. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable.
Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2012, our obligation to reimburse Exterran Holdings for: (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any cash selling, general and administrative (“SG&A”) costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). Cost of sales is capped at $21.75 per operating horsepower per quarter from July 30, 2008 through December 31, 2012. SG&A costs were capped at $6.0 million per quarter from July 30, 2008 through November 9, 2009, at $7.6 million per quarter from November 10, 2009 through June 9, 2011, and are capped at $9.0 million per quarter from June 10, 2011 through December 31, 2012. These caps may be subject to future adjustment or termination in connection with expansions of our operations through the acquisition or construction of new assets or businesses.
For the three months ended September 30, 2011 and 2010, our cost of sales exceeded the cap provided in the Omnibus Agreement by $6.2 million and $7.1 million, respectively. For the nine months ended September 30, 2011 and 2010, our cost of sales exceeded the cap provided in the Omnibus Agreement by $21.4 million and $15.6 million, respectively. For the three months ended September 30, 2011 and 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.8 million and $0.7 million, respectively. For the nine months ended September 30, 2011 and 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $5.9 million and $1.4 million, respectively. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.
Pursuant to the Omnibus Agreement, we are permitted to purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of Exterran GP LLC’s board of directors. During the nine months ended September 30, 2011, we did not purchase any newly-fabricated compression equipment from Exterran Holdings. During the nine months ended September 30, 2010, we purchased $9.8 million of newly-fabricated compression equipment from Exterran Holdings. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. As a result, the equipment purchased during the nine months ended September 30, 2010 was recorded in our consolidated balance sheet as property, plant and equipment of $8.8 million, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $1.0 million, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the nine months ended September 30, 2011 and 2010, Exterran Holdings contributed to us $5.2 million and $2.6 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.
Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to transfer, exchange or lease compression equipment between Exterran Holdings and us, such equipment may be transferred, exchanged or leased if it will not cause us to breach any existing contracts or to suffer a loss of revenue under an existing compression services contract or to incur any unreimbursed costs. At September 30, 2011, we had equipment on lease to Exterran Holdings with an aggregate cost of $14.4 million and accumulated depreciation of $3.4 million.
For the nine months ended September 30, 2011 and 2010, we had revenues of $1.0 million and $0.7 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the nine months ended September 30, 2011 and 2010, we had cost of sales of $11.2 million and $11.1 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

4. DEBT
Long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Revolving credit facility due November 2015	$394,000	$299,000
Term loan facility due November 2015	150,000	150,000

Long-term debt	$544,000	$449,000

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
As of September 30, 2011, we had undrawn capacity of $156.0 million under our revolving credit facility.
5. CASH DISTRIBUTIONS
We will make distributions of available cash (as defined in our partnership agreement) from operating surplus for any quarter during any subordination period in the following manner:
•	first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•	second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution on the common units for any prior quarters during the subordination period;

•	third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter;

•	fourth, 98% to all common and subordinated unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	fifth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	sixth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.
The following table summarizes our distributions per unit for 2010 and 2011:

		Distribution per
		Limited Partner
Period Covering	Payment Date	Unit	Total Distribution (1)
1/1/2010 — 3/31/2010	May 14, 2010	$0.4625	$11.6 million
4/1/2010 — 6/30/2010	August 13, 2010	0.4625	11.6 million
7/1/2010 — 9/30/2010	November 12, 2010	0.4675	15.7 million
10/1/2010 — 12/31/2010	February 14, 2011	0.4725	16.0 million
1/1/2011 — 3/31/2011	May 13, 2011	0.4775	16.2 million
4/1/2011 — 6/30/2011	August 12, 2011	0.4825	19.1 million

(1)	Includes distributions to our general partner on its incentive distribution rights.

On October 28, 2011, Exterran GP LLC’s board of directors approved a cash distribution of $0.4875 per limited partner unit, or approximately $19.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from July 1, 2011 through September 30, 2011. The record date for this distribution is November 10, 2011 and payment is expected to occur on November 14, 2011.
6. UNIT-BASED COMPENSATION
Long-Term Incentive Plan
We have a long-term incentive plan that was adopted by Exterran GP LLC, the general partner of our general partner, in October 2006 for employees, directors and consultants of us, Exterran Holdings or our respective affiliates. The long-term incentive plan currently permits the grant of awards covering an aggregate of 1,035,378 common units, unit options, restricted units and phantom units. The long-term incentive plan is administered by the board of directors of Exterran GP LLC or a committee thereof (the “Plan Administrator”).
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
Phantom Units
Exterran GP LLC’s general practice has been to grant equity-based awards (i) to its officers once a year, in late February or early March around the time the compensation committee of the board of directors of Exterran Holdings grants equity-based awards to Exterran Holdings’ officers, and (ii) to its directors once a year in October or November, around the anniversary of our initial public offering. The schedule for making equity-based awards is typically established several months in advance and is not set based on knowledge of material nonpublic information or in response to our unit price. This practice results in awards being granted on a regular, predictable annual cycle. Equity-based awards are occasionally granted at other times during the year, such as upon the hiring of a new employee or following the promotion of an employee. In some instances, Exterran GP LLC’s board of directors may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date.
The following table presents phantom unit activity for the nine months ended September 30, 2011:

		Weighted
		Average
		Grant-Date
	Phantom	Fair Value
	Units	per Unit
Phantom units outstanding, December 31, 2010	98,537	$19.23
Granted	20,851	28.50
Vested	(45,634)	19.04
Cancelled	(851)	18.60

Phantom units outstanding, September 30, 2011	72,903	22.01

As of September 30, 2011, $1.1 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.5 years.
Unit Options
As of September 30, 2011 and December 31, 2010, we had no unit options outstanding.
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

Interest Rate Risk
At September 30, 2011, we were party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of September 30, 2011, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income and is included in accumulated other comprehensive loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and, therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the three and nine months ended September 30, 2011 and 2010, there was no ineffectiveness related to interest rate swaps. We estimate that $3.2 million of deferred pre-tax losses from existing interest rate swaps will be realized as an expense during the next twelve months. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.
In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average effective fixed interest rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss is being amortized into interest expense over the original term of the swaps. We estimate that $3.3 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2011
		Fair Value
		Asset
	Balance Sheet Location	(Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,244)
Interest rate hedges	Interest rate swaps	(5,086)

Total derivatives		$(8,330)

	December 31, 2010
		Fair Value
		Asset
	Balance Sheet Location	(Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$5,769
Interest rate hedges	Current portion of interest rate swaps	(3,112)

Total derivatives		$2,657

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Gain (Loss)	Location of Gain	Gain (Loss)		Location of Gain	Gain (Loss)
	Recognized in	(Loss) Reclassified	Reclassified from	Gain (Loss)	(Loss) Reclassified	Reclassified from
	Other	from Accumulated	Accumulated Other	Recognized in Other	from Accumulated	Accumulated Other
	Comprehensive	Other Comprehensive	Comprehensive	Comprehensive	Other Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss) into	Income (Loss) into	Income (Loss) on	Income (Loss) into	Income (Loss) into
	Derivatives	Income (Loss)	Income (Loss)	Derivatives	Income (Loss)	Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(7,889)	Interest expense	$(3,563)	$(13,733)	Interest expense	$(10,444)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
		Location of Gain	Gain (Loss)		Location of Gain	Gain (Loss)
	Gain (Loss)	(Loss) Reclassified	Reclassified from	Gain (Loss)	(Loss) Reclassified	Reclassified from
	Recognized in Other	from Accumulated	Accumulated Other	Recognized in Other	from Accumulated	Accumulated Other
	Comprehensive	Other Comprehensive	Comprehensive	Comprehensive	Other Comprehensive	Comprehensive
	Income (Loss) on	Income (Loss) into	Income (Loss) into	Income (Loss) on	Income (Loss) into	Income (Loss) into
	Derivatives	Income (Loss)	Income (Loss)	Derivatives`	Income (Loss)	Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,241)	Interest expense	$(2,931)	$(7,204)	Interest expense	$(8,813)

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
The following table summarizes the valuation of our interest rate swaps and impaired long-lived assets as of and for the nine months ended September 30, 2011 with pricing levels as of the date of valuation (in thousands):

Quoted
		Market	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$(8,330)	$—	$(8,330)	$—
Impaired long-lived assets	186	—	—	186
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
9. UNIT TRANSACTIONS
All of our subordinated units are owned by a wholly-owned subsidiary of Exterran Holdings. As of both June 30, 2011 and 2010, we met the requirements under our partnership agreement for early conversion of 1,581,250 of these subordinated units into common units. Accordingly, in each of August 2011 and 2010, 1,581,250 subordinated units owned by Exterran Holdings converted into common units. As of September 30, 2011, we met the requirements under our partnership agreement for the end of the subordination period and, therefore, we expect our remaining 3,162,500 subordinated units will convert into common units in November 2011.

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
In September 2010, Exterran Holdings sold, pursuant to a public underwritten offering, 5,290,000 common units representing limited partner interests in us, including 690,000 common units sold pursuant to an over-allotment option. We did not sell any common units in this offering and did not receive any proceeds from the sale of the common units by Exterran Holdings. In connection with our initial issuance of units to Exterran Holdings, we agreed to pay certain costs relating to their future public sale. These costs have been recorded as a reduction to partners’ capital.
As of September 30, 2011, Exterran Holdings owned 9,332,891 common units, 3,162,500 subordinated units and 757,722 general partner units, collectively representing a 35% interest in us.
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
In September 2011, the FASB issued an update allowing entities to use a qualitative approach to test goodwill for impairment. Under this update, entities are permitted to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted this authoritative guidance in October 2011. Our adoption of this new guidance did not have a material impact on our condensed consolidated financial statements.
11. COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we are involved in various pending or threatened legal actions. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material effect on our consolidated financial position, results of operations or cash flows for the period in which that resolution occurs.

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
Natural gas consumption in the U.S. for the twelve months ended July 31, 2011 increased by approximately 4% over the twelve months ended July 31, 2010. The Energy Information Administration (“EIA”) estimates that natural gas consumption in the U.S. will increase by 0.7% in 2012 and will increase by an average of 0.5% per year thereafter until 2035. In 2009, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas. The EIA expects total U.S. marketed natural gas production to increase by 2.1% in 2012. The EIA estimates that the natural gas production level in the U.S. will be approximately 26 trillion cubic feet in calendar year 2035. Natural gas marketed production in the U.S. for the twelve months ended July 31, 2011 increased by approximately 7% compared to the twelve months ended July 31, 2010.
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
Our revenue, earnings, financial position and capital spending are affected by, among other things, (i) market conditions that impact demand and pricing for natural gas compression, (ii) our customers’ decisions to utilize our services rather than utilize products or services from our competitors, (iii) our customers’ decisions regarding whether to own and operate the equipment themselves, and (iv) the timing and consummation of acquisitions of additional contract operations customer contracts and equipment from Exterran Holdings. In particular, many of our contracts with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations and cash available for distribution. As we believe there will be increased activity in certain U.S. natural gas plays, we anticipate investing in more new fleet units, and therefore investing more capital, in 2011 and 2012 than we did in 2010.
During 2011, we have seen an increase in drilling activity, particularly in shale plays and areas focused on the production of oil and natural gas liquids. Our total operating horsepower increased by approximately 2%, excluding the impact of the June 2011 Contract Operations Acquisition, during the nine months ended September 30, 2011. We believe these activity levels around the natural gas industry in the U.S. will continue in the fourth quarter of 2011, particularly in shale plays and areas focused on the production of oil and natural gas liquids. However, these increases have been significantly offset by horsepower declines in more mature and predominantly conventional markets. We also believe that the low natural gas price environment, the current available supply of idle and underutilized compression equipment in the industry and the new investment of capital in equipment could make it challenging for us to significantly improve our horsepower utilization and pricing in the near term (excluding the impact of potential transfers of additional contract operations customer contracts and equipment from Exterran Holdings to us). A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the nine months ended September 30, 2011 of approximately $2.3 million and $1.0 million, respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”
Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and selling, general and administrative (“SG&A”) expenses is capped through December 31, 2012 (see Note 3 to the Financial Statements). During the three months ended September 30, 2011 and 2010, our cost of sales exceeded this cap by $6.2 million and $7.1 million, respectively. During the nine months ended September 30, 2011 and 2010, our cost of sales exceeded this cap by $21.4 million and $15.6 million, respectively. For the three months ended September 30, 2011 and 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.8 million and $0.7 million, respectively. For the nine months ended September 30, 2011 and 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $5.9 million and $1.4 million, respectively.
On November 3, 2011, Exterran Holdings announced a cost reduction program, initially related to workforce reductions across all of its business segments. These actions are the result of a review of its cost structure aimed at identifying ways to reduce on-going operating costs and SG&A. Exterran expects that a significant portion of the workforce reductions under the program will be completed in the fourth quarter of 2011, with the remainder completed in the first half of 2012. We expect that as Exterran Holdings realizes the benefits of these initiatives, we will primarily benefit from a reduction of the costs allocated to us for selling, general and administrative services. The amount of the savings will be based on our average available horsepower at the time of the allocation. However, due to the cost of sales and SG&A cost caps (see Note 3 to the Financial Statements) the impact on distributable cash flow will be significantly less than the annual savings during the period the cost caps are in effect.
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
Operating Highlights
The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total Available Horsepower (at period end)(1)	1,885	1,655	1,885	1,655
Total Operating Horsepower (at period end)(1)	1,703	1,362	1,703	1,362
Average Operating Horsepower	1,691	1,208	1,501	1,123
Horsepower Utilization: Spot (at period end)	90%	82%	90%	82%
Average	89%	81%	88%	81%

(1)	Includes compressor units with an aggregate horsepower of 252 thousand and 242 thousand leased from Exterran Holdings as of September 30, 2011 and 2010, respectively. Excludes compressor units with an aggregate horsepower of 29 thousand and 18 thousand leased to Exterran Holdings as of September 30, 2011 and 2010, respectively.
Summary of Results
Net income. We recorded net income of $3.3 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. We recorded net income of $1.5 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

EBITDA, as further adjusted. Our EBITDA, as further adjusted, was $38.6 million and $28.0 million for the three months ended September 30, 2011 and 2010, respectively. Our EBITDA, as further adjusted, was $101.8 million and $73.4 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in EBITDA, as further adjusted, during the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 was primarily caused by the inclusion of the results from the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. EBITDA, as further adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as further adjusted, to net income, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”
FINANCIAL RESULTS OF OPERATIONS
The three months ended September 30, 2011 compared to the three months ended September 30, 2010
The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010
Revenue	$84,437	$62,721
Gross margin(1)	41,082	28,902
Gross margin percentage	49%	46%
Expenses:
Depreciation and amortization	$19,087	$13,697
Long-lived asset impairment	384	93
Selling, general and administrative — affiliates	10,594	8,504
Interest expense	7,860	6,020
Other (income) expense, net	(338)	333
Income tax expense	242	172

Net income	$3,253	$83

(1)	For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”
Revenue. Average monthly operating horsepower was approximately 1,691,000 and 1,208,000 for the three months ended September 30, 2011 and 2010, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Gross Margin. The increase in gross margin during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to the inclusion of results from the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. The increase in gross margin percentage was primarily caused by a $1.1 million reduction in intercompany lease expense and efficiency gains in our field operations during the three months ended September 30, 2011 compared to the three months ended September 30, 2010, partially offset by an increase in lube oil expenses.
Depreciation and Amortization. The increase in depreciation and amortization expense during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Long-lived Asset Impairment. Long-lived asset impairments in the three months ended September 30, 2011 and 2010 were $0.4 million and $0.1 million, respectively, and resulted from impairments that were recorded on idle compression units.
SG&A — affiliates. SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. SG&A expenses represented 13% and 14% of revenues for the three months ended September 30, 2011 and 2010, respectively.
Interest Expense. The increase in interest expense for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to a higher average balance of long-term debt for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.
Other (Income) Expense, Net. Other (income) expense, net for the three months ended September 30, 2011 included a $0.3 million gain on the sale of used compression equipment. Other (income) expense, net for the three months ended September 30, 2010 included $0.4 million of transaction costs associated with the August 2010 Contract Operations Acquisition.

Income Tax Expense. Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax expense for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to an increase in our revenue earned within the state of Texas.
The nine months ended September 30, 2011 compared to the nine months ended September 30, 2010
The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Revenue	$225,007	$169,221
Gross margin(1)	104,776	80,425
Gross margin percentage	47%	48%
Expenses:
Depreciation and amortization	$48,695	$37,338
Long-lived asset impairment	689	324
Selling, general and administrative — affiliates	30,737	24,718
Interest expense	22,488	17,436
Other (income) expense, net	(104)	(73)
Income tax expense	733	518

Net income	$1,538	$164

(1)	For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”
Revenue. Average monthly operating horsepower was approximately 1,501,000 and 1,123,000 for the nine months ended September 30, 2011 and 2010, respectively. The increase in revenue and average monthly operating horsepower was primarily due to the inclusion of the results from the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Gross Margin. The increase in gross margin during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to the inclusion of results from the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. Gross margin for the nine months ended September 30, 2011 was also impacted by an increase in lube oil expense.
Depreciation and Amortization. The increase in depreciation and amortization expense during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Long-lived Asset Impairment. Long-lived asset impairments in the nine months ended September 30, 2011 and 2010 were $0.7 million and $0.3 million, respectively, and resulted from impairments that were recorded on idle compression units.
SG&A — affiliates. SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. In addition, SG&A expenses for the nine months ended September 30, 2010 included $0.8 million in additional sales taxes as a result of a state tax ruling received in June 2010 that applies retroactively to July 2007 to certain contract compression transactions. SG&A expenses represented 14% and 15% of revenues for the nine months ended September 30, 2011 and 2010, respectively.
Interest Expense. The increase in interest expense for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to the refinancing of our senior secured credit facility at a higher interest rate than the debt it replaced. The increase in interest expense was also due to a higher average balance of long-term debt for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Other (Income) Expense, Net. Other (income) expense, net for the nine months ended September 30, 2011 included $0.5 million of transaction costs associated with the June 2011 Contract Operations Acquisition. Other (income) expense, net for the nine months ended September 30, 2010 included $0.4 million of transaction costs associated with the August 2010 Contract Operations Acquisition. Additionally, other (income) expense, net for the nine months ended September 30, 2011 and 2010 included a $0.6 million and $0.4 million gain on the sale of used compression equipment, respectively.
Income Tax Expense. Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax expense for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to an increase in our revenue earned within the state of Texas.
LIQUIDITY AND CAPITAL RESOURCES
The following tables summarize our sources and uses of cash for the nine months ended September 30, 2011 and 2010, and our cash and working capital as of the end of the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$53,720	$37,097
Investing activities	(92,694)	(20,990)
Financing activities	39,298	(16,277)

Net change in cash and cash equivalents	$324	$(170)

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$374	$50
Working capital	23,348	14,751
Operating Activities. Net cash provided by operating activities increased in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to the increase in business levels resulting from the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.
Investing Activities. The increase in cash used in investing activities was primarily attributable to a $62.2 million increase in cash used to pay a portion of the purchase price for the June 2011 Contract Operations Acquisition. In addition, cash used for investing activities increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to an $11.6 million increase in capital expenditures. Capital expenditures for the nine months ended September 30, 2011 were $33.1 million, consisting of $11.8 million for fleet growth capital and $21.3 million for compressor maintenance activities.
Financing Activities. The increase in net cash provided by financing activities during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to the $127.7 million in net proceeds we received from a public offering of common units, a portion of which we used to repay borrowings under our senior secured credit facility.
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
Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to spend approximately $27.0 million to $29.0 million on equipment maintenance capital during 2011. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. Given that the majority of the idle compression equipment has been and is currently held by Exterran Holdings, much of the idle compression equipment required for these contract operations services opportunities has been held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will increase (and that lease expense will be reduced).
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
As of September 30, 2011, we had undrawn capacity of $156.0 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) to not greater than 4.75 to 1.0. The Credit Agreement allows for our Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. Therefore, because the June 2011 Contract Operations Acquisition closed in the second quarter of 2011, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through December 31, 2011, reverting to 4.75 to 1.0 for the quarter ending March 31, 2012 and subsequent quarters.
The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2011, all amounts outstanding under the revolving credit facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of our revolving credit facility at September 30, 2011, excluding the effect of interest rate swaps, was 2.8%.

The term loan facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At September 30, 2011, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan at September 30, 2011, excluding the effect of interest rate swaps, was 3.0%.
Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).
The Credit Agreement contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Credit Agreement) and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. As discussed above, because the June 2011 Contract Operations Acquisition closed during the second quarter of 2011, our Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 during the quarter ended June 30, 2011 and will continue at that level through December 31, 2011, reverting to 4.75 to 1.0 for the quarter ending March 31, 2012 and subsequent quarters. As of September 30, 2011, we maintained a 7.1 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers and debt issuances. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. As of September 30, 2011, we were in compliance with all financial covenants under the Credit Agreement.
We have entered into interest rate swap agreements related to a portion of our variable rate debt. In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss will be amortized into interest expense over the original term of the swaps. Of the total amount included in accumulated other comprehensive loss, $7.7 million was amortized into interest expense during the nine months ended September 30, 2011 and we expect $2.6 million to be amortized into interest expense during the remainder of 2011. See Note 7 to the Financial Statements for further discussion of our interest rate swap agreements.
We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
On October 28, 2011, Exterran GP LLC’s board of directors approved a cash distribution of $0.4875 per limited partner unit, or approximately $19.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from July 1, 2011 through September 30, 2011. The record date for this distribution is November 10, 2011 and payment is expected to occur on November 14, 2011.
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
The following table reconciles our net income to our gross margin (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$3,253	$83	$1,538	$164
Depreciation and amortization	19,087	13,697	48,695	37,338
Long-lived asset impairment	384	93	689	324
Selling, general and administrative — affiliates	10,594	8,504	30,737	24,718
Interest expense	7,860	6,020	22,488	17,436
Other (income) expense, net	(338)	333	(104)	(73)
Income tax expense	242	172	733	518

Gross margin	$41,082	$28,902	$104,776	$80,425

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

The following table reconciles our net income to EBITDA, as further adjusted (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$3,253	$83	$1,538	$164
Income tax expense	242	172	733	518
Depreciation and amortization	19,087	13,697	48,695	37,338
Long-lived asset impairment	384	93	689	324
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	7,995	7,770	27,324	16,940
Non-cash selling, general and administrative costs — affiliates	(207)	212	310	660
Interest expense	7,860	6,020	22,488	17,436

EBITDA, as further adjusted	$38,614	$28,047	$101,777	$73,380

We define distributable cash flow as net income plus depreciation and amortization expense, impairment charges, non-cash SG&A costs, interest expense and any amounts by which cost of sales and SG&A costs are reduced as a result of caps on these costs contained in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes, less cash interest expense (excluding amortization of deferred financing fees and costs incurred to early terminate interest rate swaps) and maintenance capital expenditures, and excluding gains or losses on asset sales and other charges. We believe distributable cash flow is an important measure of operating performance because it allows management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner) to the cash distributions we expect to pay our unitholders. Using distributable cash flow, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.
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
The following table reconciles our net income to distributable cash flow (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$3,253	$83	$1,538	$164
Depreciation and amortization	19,087	13,697	48,695	37,338
Long-lived asset impairment	384	93	689	324
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	7,995	7,770	27,324	16,940
Non-cash selling, general and administrative costs — affiliates	(207)	212	310	660
Interest expense	7,860	6,020	22,488	17,436
Expensed acquisition costs	—	356	514	356
Less: Gain on sale of compression equipment	(319)	(8)	(646)	(425)
Less: Cash interest expense	(4,951)	(5,747)	(13,810)	(16,618)
Less: Maintenance capital expenditures	(7,382)	(3,204)	(21,293)	(9,716)

Distributable cash flow	$25,720	$19,272	$65,809	$46,459

OFF-BALANCE SHEET ARRANGEMENTS
We have no material off-balance sheet arrangements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Variable Rate Debt
We are exposed to market risk due to variable interest rates under our financing arrangements.

As of September 30, 2011, after taking into consideration interest rate swaps, we had approximately $294.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2011 would result in an annual increase in our interest expense of approximately $2.9 million.
For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.
ITEM 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material effect on our consolidated financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material effect on our financial position, results of operation or cash flows for the period in which the resolution occurs.
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
On July 28, 2011, the EPA proposed regulations focused on reducing the emissions of certain chemicals by the oil and natural gas industry, including volatile organic compounds, sulfur dioxide and certain air toxics. Based on a review of the proposed regulations, it appears our business could be affected by certain portions of those proposed regulations. We will continue to review and evaluate this proposal as it might apply to our different equipment and activities. At this point, however, we cannot predict what applicable requirements may eventually be adopted with respect to this proposed rule or the cost to comply with such requirements.
These new regulations and proposals, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

ITEM 6. Exhibits

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.3	Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

31.1 *	Certification of the Interim Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **	Certification of the Interim Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 **	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 4, 2011	EXTERRAN PARTNERS, L.P.
	By:	EXTERRAN GENERAL PARTNER, L.P. its General Partner

	By:	EXTERRAN GP LLC its General Partner

	By:	/s/ MICHAEL J. AARONSON
Michael J. Aaronson
Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President, Finance and Accounting (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1	Contribution, Conveyance and Assumption Agreement, dated October 2, 2009, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

2.2	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.3	Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

31.1 *	Certification of the Interim Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **	Certification of the Interim Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 **	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished herewith.