Form 10-K
period 2011-12-31
EXTERRAN PARTNERS, L.P.
filed 2012-02-24
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 5% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was $489,028,965. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 16, 2012, there were 37,280,294 common units outstanding.

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

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•

conditions in the oil and gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained decrease in the price of oil or natural gas, which could cause a decline in the demand for our natural gas compression services;

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

General

We are a publicly held Delaware limited partnership formed in 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements. We completed our initial public offering in October 2006. Exterran Holdings is a global market leader in the full-service natural gas compression business and a premier provider of operations, maintenance, service and equipment for oil and natural gas production, processing and transportation applications, both in the United States of America (“U.S.”) and internationally. As of December 31, 2011, public unitholders held a 65% ownership interest in us and Exterran Holdings owned our remaining equity interests, including our general partner interest and all of our incentive distribution rights. Exterran General Partner, L.P., our general partner, is an indirect, wholly-owned subsidiary of Exterran Holdings and has sole responsibility for conducting our business and for managing our operations, which are conducted through our wholly-owned limited liability company, EXLP Operating LLC. Because our general partner is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC, which we sometimes refer to as our board of directors and our officers, respectively, make decisions on our behalf. All of those directors are elected by Exterran Holdings.

Our contract operations services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression to our customers. Natural gas compression is a mechanical process whereby the pressure of a volume of natural gas is increased to a desired higher pressure for transportation from one point to another and is essential to the production and transportation of natural gas. We also monitor our customers’ compression services requirements over time and, as necessary, modify the level of services and related equipment we employ to address changing operating conditions. Additionally, we own and operate a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services pursuant to a long-term services agreement.

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

•	the terms under which we, Exterran Holdings and our respective affiliates may transfer, exchange or lease compression equipment among one another; and

•	the terms under which we may purchase newly-fabricated contract operations equipment from Exterran Holdings’ affiliates.

Our general partner does not receive any management fee or other compensation in connection with the management of our business, but it is entitled to reimbursement of all direct and indirect expenses incurred on our behalf subject to caps included in the Omnibus Agreement. Exterran Holdings and our general partner are also entitled to distributions on their limited partner interest and general partner interest, respectively and, if specified requirements are met, our general partner is entitled to distributions on its incentive distribution rights. During the period from January 1, 2011 through December 31, 2011, our general partner received $2.6 million in distributions on its incentive distribution rights. For further discussion of our cash distribution policy, see “Cash Distribution Policy” included in Part II, Item 5 (“Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) of this report.

During each of the years ended December 31, 2009 and 2010, we acquired from Exterran Holdings contract operations service agreements and a fleet of compressor units used to provide compression services under those agreements (the 2009 and 2010 acquisitions are referred to as the “November 2009 Contract Operations Acquisition” and the “August 2010 Contract Operations Acquisition,” respectively).

In June 2011, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “June 2011 Contract Operations Acquisition”). In addition, the acquired assets included 207 compressor units, comprising approximately 98,000 horsepower previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services pursuant to a long-term services agreement. At the date of acquisition, the acquired fleet assets had a net book value of $191.4 million, net of accumulated depreciation of $85.5 million. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, we assumed $159.4 million of Exterran Holdings’ debt, paid $62.2 million in cash and issued approximately 51,000 general partner units to our general partner.

In connection with the closing of the June 2011 Contract Operations Acquisition, we amended the Omnibus Agreement to, among other things, extend the duration of the cap on our reimbursement of selling, general and administrative (“SG&A”) expenses and cost of sales for an additional year such that the caps will now terminate on December 31, 2012. The amount of the SG&A cap increased from $7.6 million per quarter to $9.0 million per quarter (after taking into account any such costs that we incur and pay directly) on our reimbursement of SG&A expenses Exterran Holdings incurs on our behalf, and the amount of the cost of sales cap remained unchanged at $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly) on our reimbursement of cost of sales Exterran Holdings incurs on our behalf. For further discussion of the Omnibus Agreement, please see Note 3 to the Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements”) of this report.

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of Exterran GP LLC’s board of directors, market and economic conditions and our access to additional debt and equity capital. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity.

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

•	the flexibility to deploy their capital on projects more directly related to their primary business by reducing their compression equipment and maintenance capital requirements.

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to the following factors, among others:

•	increased natural gas production from unconventional sources; and

•	aging producing natural gas fields will require more compression to continue producing the same volume of natural gas.

Contract Operations Services Overview

We provide comprehensive contract operations services, which include our provision at the customer’s location of the personnel, equipment, tools, materials and supplies necessary to provide the amount of natural gas compression for which the customer has contracted. Based on the operating specifications at the customer’s location and the customer’s unique compression needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide compression and other services to our customers. When providing contract operations services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the producing formation and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs. We utilize both slow and high speed reciprocating compressors driven either by internal natural gas fired combustion engines. We also utilize rotary screw compressors for specialized applications. Additionally, we own and operate a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services pursuant to a long-term services agreement.

Our equipment is maintained in accordance with established maintenance schedules. These maintenance procedures are updated as technology changes and as Exterran Holdings develops new techniques and procedures. In addition, because Exterran Holdings’ field technicians provide maintenance on substantially all of our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our and Exterran Holdings’ experience, these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. Generally, each of our compressor units undergoes a major overhaul once every three to seven years, depending on the type, size and utilization of the unit. If a unit requires maintenance or reconfiguration, we expect Exterran Holdings’ maintenance personnel will service it as quickly as possible to meet the needs of our customer.

We and our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly rate that is generally adjusted only if we fail to operate in accordance with the contract requirements. At the end of an initial minimum term, which is typically between six and twelve months, contract operations services generally continue until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we typically do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity prices. See “General Terms of our Contract Operations Customer Service Agreements,” below, for a more detailed description.

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

As of December 31, 2011, our fleet consisted of 4,434 compressors, as reflected in the following table:

Horsepower Range	Number of Units	Total Horsepower (in thousands)	% of Horsepower
0-200	2,197	243	13%
201-500	1,087	319	17%
501-800	298	183	10%
801-1,100	208	199	11%
1,101-1,500	539	727	38%
1,501 and over	105	202	11%

Total(1)	4,434	1,873	100%

(1)	Includes 399 compressor units with an aggregate horsepower of 221,000 leased from Exterran Holdings and excludes 44 compressor units with an aggregate horsepower of 18,000 leased to Exterran Holdings (see Note 3 to the Financial Statements).

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

•

Grow our business.    We plan to grow over time through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. Since our initial public offering, we have completed six acquisitions from Exterran Holdings of compressor units comprising approximately 1.8 million horsepower, as well as gas processing assets. Exterran Holdings intends to offer to us the remaining portion of its U.S. contract operations services business for purchase over time. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase and the approval of the conflicts committee of Exterran GP LLC’s board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Additionally, we anticipate investing more capital for new fleet units in 2012 than we did in 2011.

Competitive Strengths

We believe that we are well positioned to execute our primary business strategy successfully because we have the following key competitive strengths:

•

Our relationship with Exterran Holdings.    Our relationship with Exterran Holdings and our access to its personnel, fabrication operations, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract operations services. We and Exterran Holdings intend to continue to manage our respective U.S. compression fleets as one pool of compression equipment from which we can more easily fulfill our respective customers’ needs. This relationship also provides us an advantage in pursuing compression opportunities throughout the U.S. As of December 31, 2011, Exterran Holdings owned approximately 1.7 million horsepower of compression equipment, excluding the compression equipment owned by us, in its U.S. contract operations business. We believe we will benefit from Exterran Holdings’ intention to offer us the opportunity to purchase that business over time. Exterran Holdings also intends, but is not obligated, to offer us the opportunity to purchase newly fabricated compression equipment.

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

Generally, our overall business activity and revenue increase as the demand for natural gas increases. Demand for our compression services is linked more directly to natural gas consumption and production than to exploration activities, which helps limit our direct exposure to commodity price risk. Because we typically do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is provided to us by our customers, our direct exposure to commodity price risk is further reduced.

Seasonal Fluctuations

Our results of operations have not historically reflected any material seasonal tendencies and we currently do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Customers

Our current customer base consists of companies that are engaged in various aspects of the oil and natural gas industry, including natural gas producers, processors, gatherers, transporters and storage providers. We have entered into strategic alliances with some of our customers. These alliances are essentially preferred vendor arrangements and give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing. None of our customers accounted for 10% or more of our consolidated revenues during the year ended December 31, 2011.

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

General Terms of our Contract Operations Customer Service Agreements

The following discussion describes select material terms common to our standard contract operations service agreements. We enter into separate service agreements with a given customer with respect to each distinct site at which we will provide contract operations services, which site-specific contract typically incorporates by reference the terms and conditions of a master agreement with that customer.

Term and Termination.    Our customers typically contract for our contract operations services on a site-by-site basis. At the end of an initial minimum term, which is typically between six and twelve months, contract operations services generally continue until terminated by either party with 30 days’ advance notice.

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

Suppliers

Currently, our sole supplier of newly fabricated equipment is Exterran Holdings. Under the Omnibus Agreement, we may purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. We may also transfer, exchange or lease compression equipment with Exterran Holdings. Alternatively, we can purchase newly fabricated or already existing compression equipment from third parties.

We rely on Exterran Holdings, who in turn relies on a limited number of suppliers, for some of the components used in our products. We and Exterran Holdings believe alternative sources of these components are generally available but at prices that may not be as economically advantageous to us as those offered by our existing suppliers. We believe Exterran Holdings’ relations with its suppliers are satisfactory.

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

Non-competition Arrangement with Exterran Holdings

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings has agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations services customers of Exterran Holdings. Compression services are defined to include the provision of natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service, gas processing operations services and operating, maintenance, service, repairs or overhauls of compression equipment owned by third parties. In addition, under the Omnibus Agreement, we have agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also contract operations services customers of ours.

At the time of execution of the Omnibus Agreement with Exterran Holdings, some of our customers were also contract operations services customers of Exterran Holdings, which we refer to as overlapping customers. We and Exterran Holdings have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the Omnibus Agreement, each being referred to as a Partnership site (as defined in the Omnibus Agreement) or an Exterran site (as defined in the Omnibus Agreement). After the date of the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership site or an Exterran site, whether in addition to or in replacement of the equipment existing at such site on the date of the Omnibus Agreement, we will be entitled to provide contract operations services if such overlapping customer is a Partnership overlapping customer (as defined in the Omnibus Agreement), and Exterran Holdings will be entitled to provide such contract operations services at other locations if such overlapping customer is an Exterran overlapping customer (as defined in the Omnibus Agreement). Additionally, any additional contract operations services provided to a Partnership overlapping customer will be provided by us and any additional services provided to an Exterran overlapping customer will be provided by Exterran Holdings.

Exterran Holdings also has agreed that new customers for contract compression services (neither our customers nor customers of Exterran Holdings for U.S. contract compression services) are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with us, then Exterran Holdings may provide compression services to the new customer. In the event that either we or Exterran Holdings enter into a contract to provide compression services to a new customer, either we or Exterran Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Exterran Holdings on the date of the Omnibus Agreement.

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

Unless the Omnibus Agreement is terminated earlier due to a change of control of our general partner or the removal or withdrawal of our general partner, or from a change of control of Exterran Holdings, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2013 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at the sites at which we are providing contract operations services to them at the time of the change of control.

Environmental and Other Regulations

Government Regulation

Our operations are subject to stringent and complex U.S. federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment and to occupational safety and health. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental and safety and health laws and regulations and that continued compliance with currently applicable requirements would not have a material adverse effect on us. However, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.

The primary U.S. federal environmental laws to which our operations are subject include the Clean Air Act (“CAA”) and regulations thereunder, which regulate air emissions; the Clean Water Act (“CWA”) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (“RCRA”) and regulations thereunder, which regulate the management and disposal of solid and hazardous waste; and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, known more commonly as “Superfund,” which imposes liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the Occupational Safety and Health Act (“OSHA”) and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply.

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

In addition, the Texas Commission on Environmental Quality (“TCEQ”) has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites for 23 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. Our cost to comply with the revised air permit programs is not expected to be material at this time. Although the TCEQ had previously stated it would consider expanding application of the new air permit program statewide, the Texas Legislature adopted legislation prohibiting such an expansion in the near term, including by preventing the TCEQ from expending funds to extend the rule’s geographic scope prior to

August 31, 2013 and prior to conducting and providing to the Texas Legislature an economic impact study regarding any such expansion. At this point, we cannot predict whether or when such a geographic expansion of those rules might occur or the cost to comply with any such requirements.

On August 23, 2011, the EPA published proposed regulations focused on reducing the emissions of certain chemicals by the oil and natural gas industry, including volatile organic compounds, sulfur dioxide and certain air toxics. Because, based on our review of the proposed regulations, it appeared our business could be affected by certain portions of those proposed regulations, we submitted comments to the EPA prior to the end of the comment period on November 30, 2011. At this point, however, we cannot predict how or if the EPA will address those comments, what applicable requirements may eventually be adopted with respect to these proposed regulations or the cost to comply with such requirements.

These new regulations and proposals, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

Climate Change

The U.S. Congress has considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. One bill, passed by the House of Representatives, if enacted by the full Congress, would have required greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. No later than July 2012, the EPA must complete another rulemaking to determine whether it will expand this permitting program to additional, smaller sources via a third step of phase-in. If the EPA decides to proceed with a “Phase III” expansion of this program, it could first take effect prior to July 1, 2013 and it could require permitting of sources emitting as little as 50,000 tons per year. These rules triggered reporting obligations for two sites we operated in 2011, and we anticipate the same obligation in 2012. These rules will also affect some of our and our customers’ largest new or modified facilities going forward.

Although it is not currently possible to predict how any proposed or future greenhouse gas legislation or regulation by Congress, the states or multi-state regions will impact our business, any legislation or regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

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

Waste Management and Disposal

The RCRA and analogous state laws and their implementing regulations govern the generation, transportation, treatment, storage and disposal of hazardous and non-hazardous solid wastes. During the course of our operations, we generate wastes (including, but not limited to, used oil, antifreeze, filters, sludges, paints, solvents and abrasive blasting materials) in quantities regulated under RCRA. The EPA and various state agencies have limited the approved methods of disposal for these types of wastes. CERCLA and analogous state laws and their implementing regulations impose strict, and under certain conditions, joint and several liability without regard to fault or the legality of the original conduct on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include current and past owners and operators of the facility or disposal site where the release occurred and any company that transported, disposed of, or arranged for the transport or disposal of the hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs allegedly caused by hazardous substances or other pollutants released into the environment.

While we do not own any material facilities or properties, we use Exterran Holdings’ properties for the storage and maintenance and repair of inactive compressor units and lease some properties used in support of our operations. Although we have utilized operating and disposal practices that are standard in the industry, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties used or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted by us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. At certain of such sites, Exterran Holdings is currently working with the prior owners who have undertaken to monitor and cleanup contamination that occurred prior to Exterran Holdings’ acquisition of these sites. While we are not currently responsible for any remedial activities at the properties we use or lease, there is always the possibility that our future use of such properties, or of other properties where we provide contract operations services, may result in spills or releases of petroleum hydrocarbons, wastes, or other regulated substances into the environment that may cause us to become subject to remediation costs and liabilities under CERCLA, RCRA or other environmental laws. We cannot provide any assurance that the costs and liabilities associated with the future imposition of such remedial obligations upon us would not have a material adverse effect on our results of operations or financial condition.

Occupational Safety and Health

We are subject to the requirements of OSHA and comparable state statutes. These laws and the implementing regulations strictly govern the protection of the safety and health of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require that we organize and/or disclose information about hazardous materials used or produced in our operations. We believe we are in substantial compliance with these requirements and with other OSHA and comparable requirements.

Indemnification for Environmental Liabilities

Under the Omnibus Agreement, Exterran Holdings has agreed to indemnify us, for a three-year period following each applicable asset acquisition from Exterran Holdings, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the acquired assets that occur before the acquisition date. Exterran Holdings’ maximum liability for environmental indemnification obligations under the Omnibus Agreement cannot exceed $5 million, and Exterran Holdings will not have any obligation under the environmental or any other indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify Exterran Holdings against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Exterran Holdings is not required to indemnify us.

Employees and Labor Relations

We do not have any employees. Pursuant to the terms of the Omnibus Agreement, we reimburse Exterran Holdings for the allocated costs of its personnel who provide direct or indirect support for our operations. Exterran Holdings considers its employee relations to be satisfactory.

Available Information

Our website address is www.exterran.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information contained on our website is not incorporated by reference in this report or any of our other securities filings. Paper copies of our filings are also available, without charge, from Exterran Partners, L.P., 16666 Northchase Drive, Houston, Texas 77060, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

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

Risks Related to Our Business

We currently are dependent on our costs caps to generate sufficient cash from operating surplus each quarter to enable us to make cash distributions at our current distribution rate. These caps expire on December 31, 2012, and we cannot assure you that Exterran Holdings will agree to extend them or that we will otherwise be able to make distributions at our current rate if they are not extended.

Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period of time, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any SG&A costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). At December 31, 2011, cost of sales was capped at $21.75 per operating horsepower per quarter and SG&A costs were capped at $9.0 million per quarter.

During 2011 and 2010, our cost of sales exceeded the cap by $26.5 million and $21.4 million, respectively, and our SG&A expense exceeded the cap by $5.9 million and $3.3 million, respectively. Accordingly, our cash generated from operating surplus and our EBITDA, as further adjusted (please see Part II, Item 6 “Selected Financial Data — Non-GAAP Financial Measures” for a discussion of EBITDA, as further adjusted), would have been approximately $32.4 million lower during 2011 and approximately $24.7 million lower during 2010 without the cost caps. As a result, without the benefit of the cost caps, we would not have generated sufficient available cash from operating surplus during 2011 to pay distributions at the level paid during that year without incurring borrowings.

These cost caps expire on December 31, 2012 and Exterran Holdings is under no obligation to extend them. We cannot assure you that Exterran Holdings will agree to extend the cost caps or, if extended, the amount of the caps. The expiration of these caps, without an extension to them under the Omnibus Agreement, would likely reduce the amount of cash flow available to unitholders and, accordingly, may impair our ability to maintain or increase our distributions.

A sustained reduction in the demand for natural gas in the U.S. or in the price of natural gas in the U.S. could adversely affect our business and decrease our revenue and cash available for distribution.

Natural gas contract operations in the U.S. are significantly dependent upon the demand for and production of natural gas in the U.S. Demand may be affected by, among other factors, natural gas prices, weather, demand for energy and availability and price of alternative energy sources. A reduction in U.S. demand or production could force us to reduce our pricing substantially. Recently, natural gas prices in the U.S. have fallen to the lowest levels seen in nearly a decade. As a result of this substantial reduction in commodity prices, certain companies have announced a reduction in their natural gas drilling and production activities, particularly in dry gas areas. If the current price levels for natural gas continue, the level of production activity and the demand for our contract operations services could decrease, which could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

Additionally, compression services for our customers’ production from unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments. Further, some of these unconventional sources may not require as much compression or require compression as early in the production life-cycle of an unconventional field or well as has been experienced historically in conventional and other unconventional natural gas sources. These factors could in turn negatively impact the demand for our services.

In addition, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. A decline in demand for oil or natural gas or prices for those commodities, or instability in the U.S. energy markets could cause a reduction in demand for our services and result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record additional impairments of long-lived assets. For example, during the years ended December 31, 2011 and 2010, we recorded long-lived asset impairments of $1.1 million and $25.0 million, respectively. In the fourth quarter of 2010, we recorded a $24.6 million impairment for idle units we retired from our fleet and expect to sell. Selling these compressor units is expected to take several years and, if we are not able to sell these units for the amount we estimated in our impairment analysis, we could be required to record an additional impairment. The impairment of our goodwill, intangible assets or other long-lived assets could have a material adverse effect on our results of operations.

Due to our significant relationship with Exterran Holdings, adverse developments concerning Exterran Holdings could adversely affect us, even if we have not suffered any similar developments.

Through its subsidiaries, Exterran Holdings owns all of our general partner interests and a significant amount of our limited partner interests. Our access to Exterran Holdings’ personnel, fabrication operations, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract operations services. Exterran Holdings also provides us with the cost caps described in the Risk Factor above, as well as other benefits under the Omnibus Agreement between us and Exterran Holdings (please see Note 3 to the Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements”) of this report for further discussion of the Omnibus Agreement). If Exterran Holdings were to experience a material adverse effect on its assets, liabilities, financial condition, business or operations, it may impact Exterran Holdings’ ability to continue to provide these benefits to us, and as a result we may experience a material adverse effect upon our business, results of operations, financial condition and our ability to make cash distributions to our unitholders, even if we have not suffered any similar developments.

A substantial portion of our cash flow must be used to service our debt obligations, and future interest rate increases could reduce the amount of our cash available for distribution.

As of December 31, 2011, we had $545.5 million outstanding under our senior secured credit facility, which was comprised of $150.0 million outstanding under our term loan and $395.5 million outstanding under our revolving credit facility. The credit agreement requires that we make mandatory prepayments of the term loan with the net cash proceeds of certain asset transfers and debt issuances. Borrowings under our senior secured credit facility bear interest at floating rates. We have effectively fixed a portion of the floating rate debt through the use of interest rate swaps; however, changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders.

Covenants in our senior secured credit facility may impair our ability to operate our business.

Our senior secured credit facility contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the credit agreement) to Total Interest Expense (as defined in the credit agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the credit agreement) and a ratio of Total Debt (as defined in the credit agreement) to EBITDA of not greater than 4.75 to 1.0. The credit agreement allows for our Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during the quarter when we complete an acquisition meeting certain thresholds, and for the following two quarters after the acquisition closes. Therefore, because the June 2011 Contract Operations Acquisition closed during the second quarter of 2011, our Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 through December 31, 2011, reverting to 4.75 to 1.0 for the quarter ending March 31, 2012 and subsequent quarters. As of December 31, 2011, we were in compliance with all financial covenants under our credit agreement. As of December 31, 2011, we maintained a 7.3 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio.

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

Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. Given that the majority of the idle compression equipment has been and is currently held by Exterran Holdings, much of the idle compression equipment required for these contract operations services opportunities has been held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Since Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will increase (and that lease expense will be reduced) which could reduce our cash available for distribution.

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

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to holders of our common units at our current distribution rate.

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

Our agreement not to compete with Exterran Holdings could limit our ability to grow.

We have entered into an Omnibus Agreement with Exterran Holdings, and several of its subsidiaries. The Omnibus Agreement includes certain agreements not to compete between us and our affiliates, on the one hand, and Exterran Holdings and its affiliates, on the other hand. This agreement not to compete with Exterran Holdings could limit our ability to grow. For further discussion of the Omnibus Agreement, please see Note 3 to the Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements”) of this report.

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

Threats of cyber attacks or terrorism could affect our business.

We may be threatened by problems such as cyber attacks, computer viruses or terrorism that may disrupt our operations and harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes. If our information technology systems were to fail and we were unable to recover in a timely way, we might be unable to fulfill critical business functions, which could have a material adverse effect on our business, operating results, financial condition and ability to make cash distributions to our unitholders.

In addition, our assets may be targets of terrorist activities that could disrupt our ability to service our customers. We may be required by our regulators or by the future terrorist threat environment to make investments in security that we cannot currently predict. The implementation of security guidelines and measures and maintenance of insurance, to the extent available, addressing such activities could increase costs. These types of events could materially adversely affect our business and operating results. In addition, these types of events could require significant management attention and resources, and could adversely affect our reputation among customers and the public.

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

Exterran Holdings and its affiliates other than us are prohibited from competing directly or indirectly with us with respect to certain of our existing customers and certain locations where we currently conduct business, and with respect to any new contract compression customer that approaches either Exterran Holdings or ourselves, until the earliest to occur of December 31, 2013, a change of control of Exterran Holdings or our general partner, or the removal or withdrawal of our general partner. Otherwise, Exterran Holdings is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Exterran Holdings continues to own and operate a U.S. contract operations business, including natural gas compression, and continues to engage in international contract operations, fabrication and aftermarket service activities. Exterran Holdings is a large, established participant in the contract operations business, and has significantly greater resources, including idle compression equipment, operating personnel, fabrication operations, vendor relationships and experience, than we have, which factors may make it more difficult for us to compete with it with respect to commercial activities as well as for acquisition candidates. Exterran Holdings and its affiliates may acquire, fabricate or dispose of additional natural gas compression or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Exterran Holdings could adversely impact our results of operations and cash available for distribution.

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

The length of our compression services contracts with customers varies based on operating conditions and customer needs. Our initial contract terms are not long enough to enable us to fully recoup the cost of acquiring the equipment we use to provide compression services. We cannot be sure that a substantial number of these customers will continue to renew their contracts, that we will be able to enter into new compression services contracts with new customers or that any renewals will be at comparable service rates. The inability to renew a substantial portion of our compression services contracts, or the inability to renew a substantial portion of our compression services contracts at comparable service rates, would adversely impact our results of operations and cash available for distribution and could require us to record additional asset impairments. This could have a material adverse effect upon our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional delays to our exploration and production customers in drilling and completing natural gas wells, which could adversely affect demand for our contract operations services.

Hydraulic fracturing is an important and common practice that exploration and production operators use to stimulate production of hydrocarbons, particularly natural gas, from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but the U.S. Environmental Protection Agency, or EPA, recently asserted federal regulatory authority under the Federal Safe Drinking Water Act over hydraulic fracturing involving the use of diesel. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. At the state level, some states have adopted and other states are considering adopting legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our contract operations services, and as a result could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders. In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014. More recently, the EPA announced plans to develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms, which events could delay or curtail production of natural gas by exploration and production operators, some of which are our customers, and thus reduce demand for our contract operations services, which could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

In addition, the TCEQ has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and gas production and gathering sites for 23 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. Our cost to comply with the revised air permit programs is not expected to be material at this time. Although the TCEQ had previously stated it would consider expanding application of the new air permit program statewide, the Texas Legislature adopted legislation prohibiting such an expansion in the near term, including by preventing the TCEQ from expending funds to extend the rule’s geographic scope prior to August 31, 2013 and prior to conducting and providing to the Texas Legislature an economic impact study regarding any such expansion. At this point, we cannot predict whether or when such a geographic expansion of those rules might occur or the cost to comply with any such requirements.

On August 23, 2011, the EPA published proposed regulations focused on reducing the emissions of certain chemicals by the oil and natural gas industry, including volatile organic compounds, sulfur dioxide and certain air toxics. Because, based on our review of the proposed regulations, it appeared our business could be affected by certain portions of those proposed regulations, we submitted comments to the EPA prior to the end of the comment period on November 30, 2011. At this point, however, we cannot predict how or if the EPA will address those comments, what applicable requirements may eventually be adopted with respect to these proposed regulations or the cost to comply with such requirements.

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

We are subject to stringent and complex federal, state and local laws and regulations, including laws and regulations regarding the discharge of materials into the environment, emission controls and other environmental protection and occupational safety and health concerns. Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition or results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations.

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

The U.S. Congress has considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane, that are understood to contribute to global warming. One bill, passed by the House of Representatives, if enacted by the full Congress, would have required greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions.

The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. No later than July 2012, the EPA must complete another rulemaking to determine whether it will expand this permitting program to additional, smaller sources via a third step of phase-in. If the EPA decides to proceed with a “Phase III” expansion of this program, it could first take effect prior to July 1, 2013 and it could require permitting of sources emitting as little as 50,000 tons per year. These rules triggered reporting obligations for two sites we operated in 2011, and we anticipate the same obligation in 2012. These rules will also affect some of our and our customers’ largest new or modified facilities going forward.

Although it is not currently possible to predict how any proposed or future greenhouse gas legislation or regulation by Congress, the states or multi-state regions will impact our business, any legislation or regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

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

•

our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders;

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

Our partnership agreement limits our general partner’s fiduciary duties to holders of our common units and restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

Affiliates of our general partner may sell common units in the public or private markets, which sales could have an adverse impact on the trading price of the common units.

At December 31, 2011, Exterran Holdings and its affiliates held 12,495,391 common units. The sale of these common units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. At December 31, 2011, our general partner and its affiliates owned 34% of our aggregate outstanding common units.

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

The market price of our common units may be influenced by many factors.

Our common units are traded publicly on the NASDAQ Global Select Market under the symbol “EXLP.”

The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge this method or new Treasury Regulations were issued, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We will be considered to have constructively terminated as a partner for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will count only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year. However, pursuant to an IRS relief procedure, the IRS may allow, among other things, a constructively terminated partnership to provide a single Schedule K-1 for the calendar year in which a termination occurs. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

As a result of investing in our common units, you may become subject to international, state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

In addition to federal income taxes, you will likely be subject to other taxes, including international, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own or acquire property now or in the future, even if you do not live in any of those jurisdictions. You will likely be required to file international, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We conduct business and/or own assets in the states of Alabama, Arkansas, California, Colorado, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Montana, New Mexico, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia, and Wyoming. Each of these states, other than Texas, South Dakota and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities that may be unitholders. As we make acquisitions or expand our business, we may conduct business or own assets in additional states that impose a personal income tax or that impose entity level taxes to which certain unitholders could be subject. It is your responsibility to file all U.S. federal, international, state and local tax returns applicable to you in your particular circumstances.

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units trade on the NASDAQ Global Market under the symbol “EXLP”. On February 16, 2012, the closing price of a common unit was $23.50. At the close of business on February 9, 2012, based upon information received from our transfer agent and brokers and nominees, we had 14 registered common unitholders and approximately 13,100 street name holders.

	Price Range		Cash Distribution per Common Unit(1)
	High	Low
Year Ended December 31, 2010:
First Quarter	$24.45	$20.02	$0.4625
Second Quarter	$26.62	$18.66	$0.4625
Third Quarter	$26.50	$20.75	$0.4675
Fourth Quarter	$26.99	$21.70	$0.4725
Year Ended December 31, 2011:
First Quarter	$31.35	$25.76	$0.4775
Second Quarter	$28.92	$23.67	$0.4825
Third Quarter	$26.12	$17.50	$0.4875
Fourth Quarter	$24.72	$19.50	$0.4925

(1)	Cash distributions declared for each quarter are paid in the following calendar quarter.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this report.

Cash Distribution Policy

Within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. However, there is no guarantee that we will pay any specific distribution level on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if doing so would cause an event of default, or an event of default exists, under our credit facility.

We make distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

•

first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•	second, 98% to common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	third, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

ITEM 6.	Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

EXTERRAN PARTNERS, L.P.

In the table below we have presented certain selected financial data for Exterran Partners, L.P. for each of the five years in the period ended December 31, 2011, which has been derived from our audited consolidated financial statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this report.

	Years Ended December 31,
	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)
Statement of Operations Data:
Revenue	$308,274	$237,636	$181,729	$163,712	$107,675
Gross margin(2)	145,349	113,394	98,249	90,149	61,609
Depreciation and amortization	67,930	52,518	36,452	27,053	16,570
Long-lived asset impairment(3)	1,060	24,976	3,151	—	—
Selling, general and administrative expense — affiliates	39,380	34,830	24,226	16,085	13,730
Interest expense	30,400	24,037	20,303	18,039	11,658
Other (income) expense, net	(392)	(314)	(1,208)	(1,430)	(22)
Income tax expense	918	680	541	555	272
Net income (loss)	6,053	(23,333)	14,784	29,847	19,401
Weighted average common units outstanding:
Basic	31,390	21,360	13,461	11,369	8,279
Diluted	31,403	21,360	13,477	11,414	8,377
Weighted average subordinated units outstanding:
Basic	3,747	5,731	6,325	6,325	6,325
Diluted	3,747	5,731	6,325	6,325	6,325
Earnings (loss) per common unit:
Basic	$0.09	$(0.90)	$0.68	$1.62	$1.30
Diluted	$0.09	$(0.90)	$0.68	$1.61	$1.29
Earnings (loss) per subordinated unit:
Basic	$0.09	$(0.90)	$0.68	$1.62	$1.30
Diluted	$0.09	$(0.90)	$0.68	$1.61	$1.29
Other Financial Data:
EBITDA, as further adjusted(2)	$139,290	$104,807	$83,840	$86,004	$59,138
Distributable cash flow(2)	$90,284	$66,831	$49,809	$56,996	$40,529
Capital expenditures:
Expansion(4)	$21,389	$12,215	$5,308	$13,983	$25,283
Maintenance(5)	28,861	15,898	12,585	9,451	7,079
Cash flows provided by (used in):
Operating activities	$80,090	$43,682	$55,936	$43,268	$34,520
Investing activities	(106,463)	(29,042)	(7,422)	(21,320)	(32,362)
Financing activities	26,328	(14,793)	(51,555)	(21,539)	(1,753)
Cash distribution paid per limited partner unit	$1.92	$1.86	$1.85	$1.74	$1.38

	December 31,
	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)
Balance Sheet Data:
Cash and cash equivalents	$5	$50	$203	$3,244	$2,835
Working capital(6)	21,121	14,751	4,094	22,284	108
Total assets	991,005	813,345	717,226	599,944	386,088
Long-term debt	545,500	449,000	432,500	398,750	217,000
Partners’ capital	423,766	350,737	258,308	175,468	145,159

(1)	In July 2007 we acquired from Universal, and in July 2008, November 2009, August 2010 and June 2011 we acquired from Exterran Holdings, contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements. In June 2011, we also acquired from Exterran Holdings a natural gas processing plant. An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect of these acquisitions was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and direct operating expenses associated with the acquisitions beginning on the date of each such acquisition.

(2)	Gross margin, EBITDA, as further adjusted, and distributable cash flow, non-GAAP financial measures, are defined, reconciled to net income (loss) and discussed further in “Non-GAAP Financial Measures” below.

(3)	During 2011, 2010 and 2009, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $1.1 million, $0.4 million and $3.2 million, respectively, for the years ended December 31, 2011, 2010 and 2009, and was recorded as a long-lived asset impairment. Additionally, during December 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 370 idle compressor units, or approximately 117,000 horsepower, that were previously used to provide services in our business. As a result of our decision to sell these compressor units, we performed an impairment review and based on that review, recorded a $24.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we had recently sold, as well as our review of other units that were recently for sale by third parties.

(4)	Expansion capital expenditures are capital expenditures made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

(5)	Maintenance capital expenditures are capital expenditures made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets.

(6)	Working capital is defined as current assets minus current liabilities.

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

The following table reconciles our net income (loss) to our gross margin (in thousands):

	Years Ended December 31,
	2011	2010	2009	2008	2007
Net income (loss)	$6,053	$(23,333)	$14,784	$29,847	$19,401
Depreciation and amortization	67,930	52,518	36,452	27,053	16,570
Long-lived asset impairment	1,060	24,976	3,151	—	—
Selling, general and administrative — affiliates	39,380	34,830	24,226	16,085	13,730
Interest expense	30,400	24,037	20,303	18,039	11,658
Other (income) expense, net	(392)	(314)	(1,208)	(1,430)	(22)
Income tax expense	918	680	541	555	272

Gross margin	$145,349	$113,394	$98,249	$90,149	$61,609

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

The following table reconciles our net income (loss) to EBITDA, as further adjusted (in thousands):

	Years Ended December 31,
	2011	2010	2009	2008	2007
Net income (loss)	$6,053	$(23,333)	$14,784	$29,847	$19,401
Income tax expense	918	680	541	555	272
Depreciation and amortization	67,930	52,518	36,452	27,053	16,570
Long-lived asset impairment	1,060	24,976	3,151	—	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	32,397	24,720	7,798	12,600	8,901
Non-cash selling, general and administrative costs — affiliates	532	1,209	811	(2,090)	3,184
Cash selling, general and administrative reimbursement(1)	—	—	—	—	(848)
Interest expense	30,400	24,037	20,303	18,039	11,658

EBITDA, as further adjusted	$139,290	$104,807	$83,840	$86,004	$59,138

(1)	Consists of a cash reimbursement from Exterran Holdings of non-cash merger related expenses incurred by us.

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

The following table reconciles our net income (loss) to distributable cash flow (in thousands):

	Years Ended December 31,
	2011	2010	2009	2008	2007
Net income (loss)	$6,053	$(23,333)	$14,784	$29,847	$19,401
Depreciation and amortization	67,930	52,518	36,452	27,053	16,570
Long-lived asset impairment	1,060	24,976	3,151	—	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	32,397	24,720	7,798	12,600	8,901
Non-cash selling, general and administrative costs — affiliates	532	1,209	811	(2,090)	3,184
Interest expense	30,400	24,037	20,303	18,039	11,658
Expensed acquisition costs	514	356	803	—	—
Cash selling, general and administrative reimbursement(1)	—	—	—	—	(848)
Less: Gain on sale of compression equipment	(919)	(667)	(2,011)	(1,435)	—
Less: Cash interest expense	(18,822)	(21,087)	(19,697)	(17,567)	(11,258)
Less: Maintenance capital expenditures	(28,861)	(15,898)	(12,585)	(9,451)	(7,079)

Distributable cash flow	$90,284	$66,831	$49,809	$56,996	$40,529

(1)	Consists of a cash reimbursement from Exterran Holdings of non-cash merger related expenses incurred by us.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We and our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly service rate that is reduced if we fail to operate in accordance with the contract terms. At the end of an initial minimum term, which is typically between six and twelve months, contract operations services generally continue until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. See “General Terms of Our Contract Operations Customer Service Agreements,” in Part I, Item 1 (“Business”) of this report, for a more detailed description.

Generally, our overall business activity and revenue increase as the demand for natural gas increases. Demand for our compression services is linked more directly to natural gas consumption and production than to exploration activities, which helps limit our direct exposure to commodity price risk. Because we typically do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is provided to us by our customers, our direct exposure to commodity price risk is further reduced.

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

Natural gas consumption in the U.S. for the twelve months ended November 30, 2011 increased by approximately 4% over the twelve months ended November 30, 2010. The Energy Information Administration (“EIA”) estimates that natural gas consumption in the U.S. will increase by 2.0% in 2012 and will increase by an average of 0.5% per year thereafter until 2035. In 2010, the U.S. accounted for an estimated annual production of approximately 23 trillion cubic feet of natural gas. The EIA expects total U.S. marketed natural gas production to increase by 2.2% in 2012. The EIA estimates that the natural gas production level in the U.S. will be approximately 26 trillion cubic feet in calendar year 2035. Natural gas marketed production in the U.S. for the twelve months ended November 30, 2011 increased by approximately 8% compared to the twelve months ended November 30, 2010.

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

Our revenue, earnings, financial position and capital spending are affected by, among other things, (i) market conditions that impact demand and pricing for natural gas compression, (ii) our customers’ decisions to utilize our services rather than utilize products or services from our competitors, (iii) our customers’ decisions regarding whether to own and operate the equipment themselves, and (iv) the timing and consummation of acquisitions of additional contract operations customer service agreements and equipment from Exterran Holdings. In particular, many of our contracts with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations and cash available for distribution. As we believe there will be increased activity in certain U.S. natural gas plays, we anticipate investing in more new fleet units, and therefore investing more capital, in 2012 than we did in 2011.

During 2011, we saw an increase in drilling activity, particularly in shale plays and areas focused on the production of oil and natural gas liquids. Our total operating horsepower increased by approximately 4%, excluding the impact of the June 2011 Contract Operations Acquisition, during the year ended December 31, 2011. The new development activity has increased the amount of compression horsepower in the industry and in our business; however, these increases have been significantly offset by horsepower declines in more mature and predominantly conventional and dry gas markets. We also believe that the low natural gas price environment and the recent investment of capital in new equipment by our competitors and other third parties could create uncertainly in our business outlook. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the year ended December 31, 2011 of approximately $3.1 million and $1.5 million, respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Selected Financial Data — Non-GAAP Financial Measures.”

In November 2011, Exterran Holdings announced a cost reduction program, initially related to workforce reductions across all of its business segments. These actions were the result of a review of its cost structure aimed at identifying ways to reduce on-going operating costs and SG&A. A significant portion of the workforce reductions under the program was completed in the fourth quarter of 2011, with the remainder expected to be completed by Exterran Holdings in 2012. We expect that as Exterran Holdings realizes the benefits of these initiatives, we will primarily benefit from a reduction of the costs allocated to us for SG&A services. The amount of the savings will be based on our average available horsepower at the time of the allocation. However, due to the cost of sales and SG&A cost caps (see Note 3 to the Financial Statements) the impact on distributable cash flow will be significantly less than the annual savings during the period in which the cost caps are in effect.

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer service agreements and equipment from Exterran Holdings to us.

Certain Key Challenges and Uncertainties

Market conditions in the natural gas industry and competition in the natural gas compression industry represent key challenges and uncertainties. In addition to those, we believe the following represent some of the key challenges and uncertainties we will face in the near future.

Dependence on Cost Caps with Exterran Holdings.    Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period of time, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any SG&A costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). At December 31, 2011, cost of sales was capped at $21.75 per operating horsepower per quarter and SG&A costs were capped at $9.0 million per quarter. During 2011 and 2010, our cost of sales exceeded this cap by $26.5 million and $21.4 million, respectively, and our SG&A expense exceeded the cap by $5.9 million and $3.3 million, respectively. Accordingly, our cash generated from operating surplus and our EBITDA, as further adjusted (please see Selected Financial Data — Non-GAAP Financial Measures for a discussion of EBITDA, as further adjusted), would have been approximately $32.4 million lower during 2011 and approximately $24.7 million lower during 2010 without the cost caps. As a result, without the benefit of the cost caps, we would not have generated sufficient available cash from operating surplus during each of 2011 and 2010 to pay distributions at the levels paid during those years without having to incur borrowings. These cost caps expire on December 31, 2012 and Exterran Holdings is under no obligation to extend them. The expiration of these caps, without an extension to them under the Omnibus Agreement, would likely reduce the amount of cash flow available to unitholders and, accordingly, may impair our ability to maintain or increase our distributions.

U.S. Compression Fleet Utilization and Natural Gas Pricing.    During 2011, we saw an increase in drilling activity, particularly in shale plays and areas focused on the production of oil and natural gas liquids. Our total operating horsepower increased by approximately 4%, excluding the impact of the June 2011 Contract Operations Acquisition, during the year ended December 31, 2011. The new development activity has increased the amount of compression horsepower in the industry and in our business; however, these increases have been significantly offset by horsepower declines in more mature and predominantly conventional and dry gas markets. Production of natural gas has recently exceeded consumption, leading to high natural gas storage levels and a low natural gas price environment in the U.S. Recently natural gas prices in the U.S. have fallen to the lowest levels seen in nearly a decade. As a result of this substantial reduction in commodity prices, certain companies have announced a reduction in their natural drilling and production activities, particularly in dry gas areas. If the current price levels for natural gas continue, the level of production activity and the demand for our contract operations services could be adversely affected. In addition, the recent investment of capital in new equipment by our competitors and other third parties could create uncertainty in our business outlook.

Additional Purchases of Exterran Holdings’ Contract Operations Business By Us.    We plan to grow over time through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. The consummation of any future purchase of additional portions of that business and the timing of any such purchase will depend upon, among other things, our reaching an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Future contributions of assets to us upon consummation of transactions with Exterran Holdings may increase or decrease our operating performance, financial position and liquidity.

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

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Years Ended December 31,
	2011	2010	2009
Total Available Horsepower (at period end)(1)	1,873	1,572	1,304
Total Operating Horsepower (at period end)(1)	1,728	1,384	1,050
Average Operating Horsepower	1,549	1,179	878
Horsepower utilization:
Spot (at period end)	92%	88%	81%
Average	89%	81%	82%

(1)	Includes compressor units with an aggregate horsepower of 221,000, 278,000 and 145,000 leased from Exterran Holdings as of December 31, 2011, 2010 and 2009, respectively. Excludes compressor units with an aggregate horsepower of 18,000, 18,000 and 15,000 leased to Exterran Holdings as of December 31, 2011, 2010 and 2009, respectively (see Note 3 to the Financial Statements).

Summary of Results

Net income (loss).    We recorded net income of $6.1 million for the year ended December 31, 2011, net loss of $23.3 million for the year ended December 31, 2010 and net income of $14.8 million for the year ended December 31, 2009. The increase in net income in the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily caused by higher long-lived asset impairments of $23.9 million recorded in the prior year and due to the inclusion of the results from the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. The reduction of net income in the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily caused by long-lived asset impairments of $25.0 million, lower pricing and an increase in our field operating expenses, partially offset by the benefit of the inclusion of the results from the assets acquired in the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition.

EBITDA, as further adjusted.    Our EBITDA, as further adjusted, was $139.3 million, $104.8 million and $83.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in EBITDA, as further adjusted, in the year ended December 31, 2011 compared to the prior two years was primarily caused by the inclusion of the results from the assets acquired in the June 2011 Contract Operations Acquisition, the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Selected Financial Data — Non-GAAP Financial Measures of this report.

Financial Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Years Ended December 31,
	2011	2010
Revenue	$308,274	$237,636
Gross margin(1)	145,349	113,394
Gross margin percentage	47%	48%
Expenses:
Depreciation and amortization	$67,930	$52,518
Long-lived asset impairment	1,060	24,976
Selling, general and administrative — affiliates	39,380	34,830
Interest expense	30,400	24,037
Other (income) expense, net	(392)	(314)
Income tax expense	918	680

Net income (loss)	$6,053	$(23,333)

(1)	For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Selected Financial Data — Non-GAAP Financial Measures of this report.

Revenue.    Average operating horsepower was approximately 1,549,000 and 1,179,000 for the years ended December 31, 2011 and 2010, respectively. The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.

Gross Margin.    The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to the inclusion of results from the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. Gross margin for the year ended December 31, 2011 was also adversely impacted by an increase in lube oil expense.

Depreciation and Amortization.    The increase in depreciation and amortization expense during the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition.

Long-lived Asset Impairment.    Long-lived asset impairments in the year ended December 31, 2011 and 2010 were $1.1 million and $25.0 million, respectively. During 2011 and 2010, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. As a result of reviews during the year ended December 31, 2011, we determined that 22 units representing approximately 4,600 horsepower would be retired from the fleet. During the year ended December 31, 2010, we determined that 9 units representing approximately 1,800 horsepower would be retired from the fleet. The net book value of these assets exceeded the fair value by $1.1 million and $0.4 million, respectively, for the years ended December 31, 2011 and 2010, and was recorded as a long-lived asset impairment.

Additionally, during December 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 370 idle compressor units, or approximately 117,000 horsepower, that were previously used to provide services in our business. As a result of our decision to sell these compressor units, we performed an impairment review and based on that review, recorded a $24.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we had recently sold, as well as our review of other units that were recently for sale by third parties. See Note 10 to the Financial Statements for further discussion of the long-lived asset impairments.

SG&A — affiliates.    SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. SG&A expenses represented 13% and 15% of revenues for the years ended December 31, 2011 and 2010, respectively. SG&A expenses for the year ended December 31, 2010 included $0.8 million in additional sales taxes as a result of a state tax ruling received in June 2010 that applied retroactively to July 2007 to certain contract compression transactions. The decrease in SG&A expense as a percentage of revenues was also impacted by a decrease of $0.7 million in unit-based compensation expense during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Interest Expense.    The increase in interest expense was primarily due to a higher average balance of long-term debt for the year ended December 31, 2011 compared to the year ended December 31, 2010 and the refinancing of our senior secured credit facility at a higher interest rate than the debt it replaced.

Other (Income) Expense, Net.    Other (income) expense, net for the year ended December 31, 2011 included $0.5 million of transaction costs associated with the June 2011 Contract Operations Acquisition. Other (income) expense, net for the year ended December 31, 2010 included $0.4 million of transaction costs associated with the August 2010 Contract Operations Acquisition. Additionally, other (income) expense, net for the years ended December 31, 2011 and 2010 included $0.9 million and $0.7 million of gains on the sale of used compression equipment, respectively.

Income Tax Expense.    Income tax expense primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax expense for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to an increase in our revenue earned within the state of Texas.

Year ended December 31, 2010 compared to year ended December 31, 2009

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Years Ended December 31,
	2010	2009
Revenue	$237,636	$181,729
Gross margin(1)	113,394	98,249
Gross margin percentage	48%	54%
Expenses:
Depreciation and amortization	$52,518	$36,452
Long-lived asset impairment	24,976	3,151
Selling, general and administrative — affiliates	34,830	24,226
Interest expense	24,037	20,303
Other (income) expense, net	(314)	(1,208)
Income tax expense	680	541

Net income (loss)	$(23,333)	$14,784

(1)	For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Selected Financial Data — Non-GAAP Financial Measures of this report.

Revenue.    Average operating horsepower was approximately 1,179,000 and 878,000 for the years ended December 31, 2010 and 2009, respectively. The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition, which was partially offset by a 3% decrease in revenue per average operating horsepower for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease in pricing was due to the challenging market conditions in the U.S. natural gas energy industry.

Gross Margin.    The increase in gross margin for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to the inclusion of the results from the assets acquired in the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition. The decrease in gross margin percentage was primarily caused by lower pricing and an increase in our field operating expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Depreciation and Amortization.    The increase in depreciation and amortization expense during the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to the additional depreciation on compression equipment additions, including the assets acquired in the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition.

Long-lived Asset Impairment.    During December 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 370 idle compressor units, or approximately 117,000 horsepower, that were previously used to provide services in our business. As a result of our decision to sell these compressor units, we performed an impairment review and based on that review, recorded a $24.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we had recently sold, as well as our review of other units that were recently for sale by third parties. We expect it will take several years to sell these compressor units and, if we are not able to sell these units for the amount we estimated in our impairment analysis, we could be required to record additional impairments in future periods. This decision was part of our longer-term strategy to upgrade our fleet.

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

SG&A — affiliates.    SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition. In addition, SG&A expenses for the year ended December 31, 2010 increased due to $0.8 million in additional sales taxes as a result of a state tax ruling received in June 2010 that applied retroactively to July 2007 to certain contract compression transactions. SG&A expenses represented 15% and 13% of revenues for the years ended December 31, 2010 and 2009, respectively. The increase in SG&A expense as a percentage of revenues was primarily due to the decrease in revenue per operating horsepower without a corresponding reduction in SG&A expense.

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

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash for the years ended December 31, 2011 and 2010, and our cash and working capital as of the end of the periods presented (in thousands):

	Years Ended December 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$80,090	$43,682
Investing activities	(106,463)	(29,042)
Financing activities	26,328	(14,793)

Net change in cash and cash equivalents	$(45)	$(153)

	December 31,
	2011	2010
Cash and cash equivalents	$5	$50
Working capital	21,121	14,751

Operating Activities.    The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. Additionally, during the year ended December 31, 2010, we paid $14.8 million to terminate interest rate swap agreements.

Investing Activities.    The increase in cash used in investing activities was primarily attributable to a $62.2 million increase in cash used to pay a portion of the purchase price for the June 2011 Contract Operations Acquisition. In addition, cash used for investing activities increased for the year ended December 31, 2011 compared to the year ended December 31, 2010 due to a $22.1 million increase in capital expenditures and a decrease in amounts due from affiliates in the year ended December 31, 2011. Capital expenditures for the year ended December 31, 2011 were $50.3 million, consisting of $21.4 million for fleet growth capital and $28.9 million for compressor maintenance activities. We purchased $7.6 million of new compression equipment from Exterran Holdings during the year ended December 31, 2011.

Financing Activities.    The increase in net cash provided by financing activities during the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to the $127.7 million in net proceeds we received from a public offering of common units, a portion of which we used to repay borrowings under our senior secured credit facility.

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to spend approximately $30 million to $35 million on equipment maintenance capital during 2012. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. Given that the majority of the idle compression equipment has been and is currently held by Exterran Holdings, much of the idle compression equipment required for these contract operations services opportunities has been held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will increase (and that lease expense will be reduced).

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our credit facility and that we have the ability to generate adequate amounts of cash to meet our short-term needs and needs for the foreseeable future. Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our credit facility, the issuance of additional partnership units and future debt offerings, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

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

Long-term Debt.    In November 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “Credit Agreement”) to provide for a new five-year, $550.0 million senior secured credit facility consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. In March 2011, the revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million. Concurrent with the execution of the Credit Agreement in November 2010, we borrowed $304.0 million under the revolving credit facility and $150.0 million under the term loan and used the proceeds to (i) repay the entire $406.1 million outstanding under our previous senior secured credit facility, (ii) repay the entire $30.0 million outstanding under our asset-backed securitization facility and terminate that facility, (iii) pay $14.8 million to terminate the interest rate swap agreements to which we were a party and (iv) pay customary fees and other expenses relating to the facility. We incurred transaction costs of approximately $4.0 million related to the Credit Agreement. These costs were included in Intangible and other assets, net and are being amortized over the respective facility terms. As a result of the amendment and restatement of our Credit Agreement, we expensed $0.2 million of unamortized deferred financing costs associated with our refinanced debt, which is reflected in Interest expense in our consolidated statement of operations.

As of December 31, 2011, we had undrawn capacity of $154.5 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) of not greater than 4.75 to 1.0. The Credit Agreement allows for our Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. Therefore, because the June 2011 Contract Operations Acquisition closed in the second quarter of 2011, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through December 31, 2011, reverting to 4.75 to 1.0 for the quarter ending March 31, 2012 and subsequent quarters.

We are currently working to increase the borrowing capacity under our revolving credit facility by approximately $200.0 million, which we expect to close in the first quarter of 2012.

The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2011, all amounts outstanding under the revolving credit facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of our revolving credit facility at December 31, 2011, excluding the effect of interest rate swaps, was 2.8%.

The term loan facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At December 31, 2011, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan at December 31, 2011 was 3.1%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Credit Agreement) and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. As discussed above, because the June 2011 Contract Operations Acquisition closed during the second quarter of 2011, our Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 during the quarter ended June 30, 2011 and continued at that level through December 31, 2011, reverting to 4.75 to 1.0 for the quarter ending March 31, 2012 and subsequent quarters. As of December 31, 2011, we maintained a 7.3 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers and debt issuances. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. As of December 31, 2011, we were in compliance with all financial covenants under the Credit Agreement.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss will be amortized into interest expense over the original term of the swaps. Of the total amount included in accumulated other comprehensive loss, $10.3 million was amortized into interest expense during the year ended December 31, 2011 and we expect $0.9 million to be amortized into interest expense in 2012. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of our interest rate swap agreements.

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

On January 27, 2012, Exterran GP LLC’s board of directors approved a cash distribution of $0.4925 per limited partner unit, or approximately $19.6 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from October 1, 2011 through December 31, 2011. The record date for this distribution was February 9, 2012 and payment was made on February 14, 2012.

Contractual Obligations.    The following table summarizes our cash contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt(1):
Revolving credit facility	$395,500	$—	$—	$395,500	$—
Term loan facility	150,000	—	—	150,000	—

Total long-term debt	545,500	—	—	545,500	—
Estimated interest payments(2)	76,946	20,039	40,078	16,829	—

Total contractual obligations	$622,446	$20,039	$40,078	$562,329	$—

(1)	Amounts represent the expected cash payments for principal on our total debt and do not include any deferred issuance costs or fair market valuation of our debt. For more information on our long-term debt, see Note 5 to the Financial Statements.

(2)	Interest amounts calculated using the interest rates in effect as of December 31, 2011, including the effect of our interest rate swap agreements.

Effects of Inflation.    Our revenues and results of operations have not been materially impacted by inflation and changing prices in the past three fiscal years.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We base our estimates on historical experience, available information and various other assumptions we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate our estimates; however, actual results may differ from these estimates under different assumptions or conditions. The accounting policies that we believe require management’s most difficult, subjective or complex judgments and are the most critical to our reporting of results of operations and financial condition are as follows. We describe our significant accounting policies more fully in Note 1 to our Financial Statements.

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. For the years ended December 31, 2011, 2010 and 2009, we recorded bad debt expense of approximately $0.1 million, $1.3 million and $0.6 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $49,000 for the year ended December 31, 2011.

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

The carrying value of goodwill is reviewed annually or earlier if indicators of potential impairment exist. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of the reporting unit is impaired. If it is more likely than not, we perform a goodwill impairment test. We determine the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s earnings before interest, tax, depreciation and amortization. Significant estimates for each reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples. Changes in forecasts, cost of capital and market multiples could affect the estimated fair value of our reporting unit and result in a goodwill impairment charge in a future period.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment and identifiable intangibles, comprise a significant amount of our total assets. Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

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

See Note 12 to the Financial Statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of December 31, 2011, after taking into consideration interest rate swaps, we had approximately $295.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2011 would result in an annual increase in our interest expense of approximately $3.0 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 to the Financial Statements.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 of this report.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of December 31, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), the management of Exterran GP LLC, the general partner of our general partner, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of internal control over financial reporting as of December 31, 2011 was audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in its report found on the following page of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Exterran Partners, L.P.

Houston, Texas

We have audited the internal control over financial reporting of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Partnership and our report dated February 23, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Houston, Texas

February 23, 2012

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

Pursuant to Rule 5615(a)(4) of the NASDAQ Stock Market (“NASDAQ”) Marketplace Rules, NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of Exterran GP LLC or to establish a compensation committee or a nominating committee. Exterran GP LLC has seven directors. The board of directors has determined that three of its seven directors — James G. Crump, G. Stephen Finley and Edmund P. Segner, III — are “independent directors” within the meaning of applicable NASDAQ rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, Exterran GP LLC has adopted standards that incorporate the NASDAQ and Exchange Act standards.

Exterran GP LLC’s board of directors has standing audit, compensation and conflicts committees. The written charter for each of these committees is available on our website at www.exterran.com. We also will provide a copy of any of our committee charters to any of our unitholders without charge upon written request to Investor Relations, 16666 Northchase Drive, Houston, Texas 77060.

Exterran GP LLC’s board of directors met seven times and took action by unanimous written consent on three occasions during 2011. During 2011, each member of the board of directors attended at least 75% of the aggregate number of meetings of the board of directors and any committee of the board of directors on which such director served.

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

Audit Committee.    The audit committee, which met four times during 2011, consists of Messrs. Crump (chair), Finley and Segner. The board of directors has determined that each of Messrs. Crump, Finley and Segner is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each is “independent” within the meaning of the applicable NASDAQ and Exchange Act rules regulating audit committee independence. The audit committee assists the board of directors of Exterran GP LLC in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee.

Compensation Committee.    The compensation committee, which met five times and took action by unanimous written consent on two occasions during 2011, consists of Messrs. Crump, Finley (chair) and Segner. The purpose of the compensation committee is to discharge the board of directors’ responsibilities relating to compensation of Exterran GP LLC’s executives, to produce an annual report relating to the CD&A (as defined below) for inclusion in our Annual Report on Form 10-K, in accordance with the rules and regulations of the SEC, and to oversee the development and implementation of our compensation programs. The function of the compensation committee is discussed in greater detail in Part III, Item 11 (“Executive Compensation — Compensation Discussion & Analysis — Partnership Compensation Committee Structure and Responsibilities”) of this report.

Conflicts Committee.    The conflicts committee, which met seven times during 2011, consists of Messrs. Crump (chair), Finley and Segner. The purpose of the conflicts committee is to carry out the duties of the committee as set forth in our Partnership Agreement and the Omnibus Agreement, and any other duties delegated by the board of directors of Exterran GP LLC that it believes may involve a conflict of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common units (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us and the representations made to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations, as set forth in Section 16(a) of the Exchange Act, during 2011.

Code of Ethics

Exterran GP LLC has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to Exterran GP LLC and its subsidiaries and affiliates, including us, and to all of its and their employees, officers, including its principal executive officer, principal financial officer, principal accounting officer and directors. A copy of the Code is available on our website at www.exterran.com. We also will provide a copy of the Code to any of our unitholders without charge upon written request to Investor Relations, 16666 Northchase Drive, Houston, Texas 77060.

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

The following table shows information regarding the current directors and executive officers of Exterran GP LLC:

Name	Age	Position with Exterran GP LLC
D. Bradley Childers	47	President, Chief Executive Officer and Chairman of the Board
J. Michael Anderson	49	Senior Vice President, Chief Financial Officer and Director
Joseph G. Kishkill	47	Senior Vice President
Robert E. Rice	46	Senior Vice President
Daniel K. Schlanger	38	Senior Vice President and Director
Donald C. Wayne	45	Senior Vice President and General Counsel
Kenneth R. Bickett	50	Vice President and Controller
David S. Miller	48	Director
James G. Crump	71	Director
G. Stephen Finley	61	Director
Edmund P. Segner, III	58	Director

D. Bradley Childers.    Mr. Childers was elected President and Chief Executive Officer and Chairman of the Board of Exterran GP LLC in December 2011, having served as interim Chief Executive Officer and interim Chairman of the Board since November 2011. Prior to that, Mr. Childers had served as Senior Vice President of Exterran GP LLC since June 2006 and as a director of Exterran GP LLC since May 2008. He also served as Senior Vice President of Exterran Holdings since August 2007 and as President, North America of Exterran Energy Solutions, L.P. from March 2008 to November 2011. Prior to the merger of Hanover Compressor Company and Universal Compression Holdings, Inc., Mr. Childers was Senior Vice President of Universal and President of the International Division of Universal Compression, Inc., Universal’s wholly-owned subsidiary, positions he held since July 2006. Previously, he served as Senior Vice President, Business Development, General Counsel and Secretary of Universal beginning in April 2005 and as Senior Vice President, General Counsel and Secretary of Universal beginning in September 2002. Prior to joining Universal, he held various positions with Occidental Petroleum Corporation (an international oil and gas exploration and production company) and its subsidiaries from 1994 to 2002, including as Vice President, Business Development at Occidental Oil and Gas Corporation, and as corporate counsel. Mr. Childers also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries. Mr. Childers holds a B.A. from Claremont McKenna College and a J.D. from the University of Southern California.

Mr. Childers’ day to day leadership as our Chief Executive Officer and his role in forming the Partnership provide him with an intimate knowledge of our Partnership, including its strategies, operations and markets. His previous experience as President, North America of Exterran Energy Solutions, L.P. has provided him with intimate knowledge of our contract compression operations, as well as a unique understanding of market factors and operational challenges and opportunities. Also, through his prior role as General Counsel of Exterran Holdings’ predecessor, Mr. Childers is familiar with a full range of company and board functions. Mr. Childers’ business judgment, management experience and leadership skills are highly valuable in assessing our business strategies and accompanying risks. We believe this knowledge and experience make Mr. Childers well qualified to serve as a director of Exterran GP LLC.

J. Michael Anderson.    Mr. Anderson was elected Senior Vice President and Chief Financial Officer of Exterran GP LLC in November 2011. Prior to that, Mr. Anderson had served as Senior Vice President of Exterran GP LLC since June 2006 and as a director of Exterran GP LLC since October 2006. He also served as Senior Vice President and Chief Financial Officer of Exterran Holdings from August 2007 to December 2011. Prior to the merger of Hanover and Universal in August 2007, Mr. Anderson was Senior Vice President and Chief Financial Officer of Universal, a position he assumed in March 2003. Mr. Anderson held various positions with Azurix Corp. (a water and wastewater utility and services company), primarily as the company’s Chief Financial Officer and later as Chairman and Chief Executive Officer. Prior to that time, he spent ten years in the Global Investment

Banking Group of J.P. Morgan Chase & Co. (a financial services company), where he specialized in merger and acquisitions advisory services. Mr. Anderson also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries. Mr. Anderson holds a BBA in finance from Texas Tech University and an MBA in finance from The Wharton School of the University of Pennsylvania.

Through his role as our Chief Financial Officer and his involvement in our formation, Mr. Anderson brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Anderson also brings valuable financial expertise, including extensive experience with capital markets transactions and knowledge of the energy industry from his prior role as an investment banker. We believe this knowledge and experience make Mr. Anderson well qualified to serve as a director of Exterran GP LLC.

Joseph G. Kishkill.    Mr. Kishkill was elected Senior Vice President of Exterran GP LLC in May 2010. He also serves as Senior Vice President of Exterran Holdings, a position he has held since February 2009, and as President, Eastern Hemisphere of Exterran Energy Solutions, L.P., having served as President, Latin America from March 2008 to November 2009. Prior to the merger of Hanover and Universal, Mr. Kishkill held the position of Vice President, Latin America with Universal. Mr. Kishkill joined Universal in 2002 as a General Manager in South America. Mr. Kishkill held positions of increasing responsibility with Enron Corporation from 1990 to 2001, advancing to Chief Executive Officer for South America. During his career, Mr. Kishkill has been based in Dubai, Brazil and Argentina and has provided management services for energy projects and pipelines throughout South America. Mr. Kishkill also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries. Mr. Kishkill holds a B.S. in electrical engineering from Brown University and an MBA from Harvard University.

Robert E. Rice.    Mr. Rice was elected Senior Vice President of Exterran GP LLC in December 2011, and at that time he was also appointed Senior Vice President of Exterran Holdings, Inc. and President, North America of Exterran Energy Solutions, L.P. Previously, Mr. Rice was Regional Vice President for the U.S. Gulf Coast Region of Exterran Energy Solutions, L.P. Prior to the merger of Hanover and Universal, Mr. Rice held the following positions at Hanover: Vice President, Gulf Coast Business Unit, from September 2003 to August 2007; Vice President, Health, Safety & Environmental, from October 2002 to September 2003; and Director, Corporate Development, January 2002 to October 2002. During his career, Mr. Rice has been based in Argentina and Australia and has developed detailed experience in analyzing, structuring and growing businesses in domestic and international energy markets. Mr. Rice also served as a Flight Test Engineer with the United States Air Force. Mr. Rice holds a B.S. in electrical engineering from Louisiana Tech University.

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

From his position as Senior Vice President, Operations Services of Exterran Holdings, Mr. Schlanger has unique insight into our operational challenges and opportunities. Also, through his prior role as our Chief Financial Officer and previously as an investment banker who provided advice regarding the structuring of our Partnership, Mr. Schlanger brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Schlanger also brings financial expertise, including experience with capital markets transactions, knowledge of the energy industry and familiarity with master limited partnerships from his prior role as an investment banker. We believe this knowledge and experience make Mr. Schlanger well qualified to serve as a director of Exterran GP LLC.

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

Kenneth R. Bickett.    Mr. Bickett is Vice President and Controller, positions he assumed in December 2011. Mr. Bickett held the titles of Vice President, Finance and Accounting of Exterran GP LLC from April 2009 to December 2011, having served as Vice President and Controller of Exterran GP LLC from June 2006 to April 2009. He also serves as Vice President and Controller of Exterran Holdings. Prior to the merger of Hanover and Universal, Mr. Bickett served as Vice President, Accounting and Corporate Controller of Universal, a position he held since joining Universal in July 2005. Prior to joining Universal, he served as Vice President and Assistant Controller for Reliant Energy, Inc. (an electricity and energy services provider). Prior to joining Reliant Energy in 2002, Mr. Bickett was employed by Azurix Corp. (a water and wastewater utility and services company) since 1998, where he most recently served as Vice President and Controller. Mr. Bickett also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries. Mr. Bickett is a Certified Public Accountant and holds a B.S. in accounting from the University of Kentucky.

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

G. Stephen Finley.    Mr. Finley was elected as a director of Exterran GP LLC in November 2006. Mr. Finley served in various positions of increasing responsibility at Baker Hughes Incorporated (a provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry) from 1982 until his retirement in 2006, including as Senior Vice President — Finance and Administration and Chief Financial Officer from April 1999 through April 2006. Mr. Finley currently serves as chairman of the audit committee and as a member of the compensation committee and the nominating and corporate governance committee of the board of directors of Newpark Resources, Inc. (a provider of integrated site, environmental and drilling fluid services to the oil and gas exploration and production industry). From December 2006 to November 2011, Mr. Finley served on the board of Total Safety U.S., Inc. (a privately held company and global provider of integrated safety strategies and solutions for hazardous environments). From June 2006 to June 2008, Mr. Finley served on the board of Ocean Rig ASA (a Norway-based drilling contractor). Mr. Finley is a Certified Public Accountant and holds a B.S. from Indiana State University.

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

Edmund P. Segner, III.    Mr. Segner was elected as a director of Exterran GP LLC in May 2009. Mr. Segner is a Professor in the Practice of Engineering Management in the Department of Civil and Environmental Engineering at Rice University (Houston). In November 2008, Mr. Segner retired from EOG Resources, Inc. (EOG), a publicly traded independent oil and gas exploration and production company. Among the positions he held at EOG was President and Chief of Staff and Director from 1999 to 2007. From March 2003 through June 2007, he also served as EOG’s principal financial officer. Mr. Segner served on the board of directors of Universal from 2000 to 2002. Mr. Segner currently serves as chairman of the reserves committee and is a member of the audit and compensation committees of Bill Barrett Corporation (a company engaged in exploration and development of natural gas and oil reserves in the Rocky Mountain region of the U.S.). Mr. Segner also serves on the audit committee and the nominating and governance committee of Laredo Petroleum, Inc. (a company focused on the exploration, development and acquisition of oil and natural gas properties in the Permian and Mid-Continent regions of the U.S.). He served as chairman of the audit committee and as a member of the finance committee of the board of Seahawk Drilling, Inc. (an owner and operator of offshore oil and gas platforms and a provider of shallow water contract drilling services to the oil and natural gas exploration industry) from August 2009 to October 2011. Mr. Segner is a member of the Society of Petroleum Engineers and currently serves as a member of the board or as a trustee for several non-profit organizations. Mr. Segner is a Certified Public Accountant and holds a B.S. in civil engineering from Rice University and an M.A. in economics from the University of Houston.

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

The following discussion and analysis provides information about our compensation objectives and policies with respect to our principal executive officer, principal financial officer and certain of our other highly compensated executive officers, including Mr. Danner, whose employment with us concluded in October 2011, and Mr. Aaronson, whose employment with us concluded in November 2011 (collectively, our “Named Executive Officers” and, excluding Messrs. Danner and Aaronson, our “current Named Executive Officers”). This discussion and analysis provides additional context for the numbers presented in the compensation tables that follow. For 2011, our Named Executive Officers were:

•

D. Bradley Childers, President and Chief Executive Officer of Exterran GP LLC and Exterran Holdings and Chairman of the Board of Exterran GP LLC (from December 12, 2011 through December 31, 2011), former Interim President and Chief Executive Officer of Exterran GP LLC and Exterran Holdings (from November 1, 2011 through December 11, 2011), and former Senior Vice President of Exterran GP LLC and Exterran Holdings and President, North America Operations of Exterran Energy Solutions, L.P. (“EESLP”) (from January 1, 2011 through October 31, 2011);

•	Ernie L. Danner, former President and Chief Executive Officer of Exterran GP LLC and Exterran Holdings (from January 1, 2011 through October 31, 2011);

•

J. Michael Anderson, Senior Vice President and Chief Financial Officer of Exterran GP LLC (from November 16, 2011 through December 31, 2011), Senior Vice President of Exterran GP LLC (from January 1, 2011 through November 16, 2011), and former Senior Vice President and Chief Financial Officer of Exterran Holdings (from January 1, 2011 through December 11, 2011);

•	Michael J. Aaronson, former Vice President and Chief Financial Officer of Exterran GP LLC (from January 1, 2011 through November 16, 2011);

•	Joseph G. Kishkill, Senior Vice President of Exterran GP LLC and Exterran Holdings and President, Eastern Hemisphere of EESLP;

•	Daniel K. Schlanger, Senior Vice President of Exterran GP LLC and Senior Vice President, Operations Services of Exterran Holdings;

•	Donald C. Wayne, Senior Vice President and General Counsel of Exterran GP LLC and Exterran Holdings.

Executive Management Changes in 2011

Effective October 31, 2011, in connection with Mr. Danner’s resignation as Exterran Holdings’ and our President and Chief Executive Officer, Mr. Childers was appointed to serve as Exterran Holdings’ and our Interim President and Chief Executive Officer. Mr. Childers was appointed as Exterran Holdings’ and our President and Chief Executive Officer effective December 12, 2011.

In connection with Mr. Aaronson’s resignation as our Vice President and Chief Financial Officer, effective November 16, 2011, J. Michael Anderson was appointed as our Senior Vice President and Chief Financial Officer, immediately following the effectiveness of Mr. Aaronson’s resignation.

Compensation Actions Related to Executive Management Changes

In December 2011, the following one-time compensation actions were taken in connection with certain of the management changes discussed above:

•

In recognition of his promotion to President and Chief Executive Officer, Mr. Childers was awarded his long-term equity incentive award for 2012 (other than performance units, which the Exterran Holdings compensation committee may award in March 2012 in order to provide an additional performance component to his overall compensation) on an advanced basis. As a result of the advancement of this award, it is not expected that Mr. Childers will receive a long-term incentive award (other than any Exterran Holdings’ performance units) in 2012.

•

In connection with the terms of his separation agreement with Exterran Holdings, Exterran Holdings’ and our former President and Chief Executive Officer, Mr. Danner, received a $1,225,000 cash payment, and all of his outstanding Exterran Holdings’ restricted stock, Exterran Holdings’ 2010 performance shares and Partnership phantom unit awards vested on his termination date.

Each of these actions has been included as required in our Summary Compensation Table for 2011, below.

Compensation Expense Allocations

Allocation Methodology

Under the terms of the Omnibus Agreement, most costs associated with Exterran Holdings’ provision of services to us, including compensation of our Named Executive Officers, are allocated to us on a monthly basis in the manner that our general partner deems reasonable. During 2011, those allocations were generally made using a two-step process:

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

In accordance with the terms of the Omnibus Agreement, the amount for which we were obligated to reimburse Exterran Holdings for selling, general and administrative expenses allocated to us, including compensation costs, could not exceed $7.6 million per quarter, after taking into account any such costs we incur and pay directly (the “SG&A Cap”). In connection with the June 2011 Contract Operations Acquisition, effective June 10, 2011, the SG&A Cap under the terms of the Omnibus Agreement was increased to $9.0 million per quarter. The reimbursement of compensation costs allocated by Exterran Holdings to us for the compensation of our Named Executive Officers (which excludes the non-cash costs related to our phantom unit awards) is subject to the SG&A Cap. See Part III, Item 13 (“Certain Relationships and Related Transactions, and Director Independence”) of this report for additional discussion of relationships and transactions we have with Exterran Holdings and the terms of the Omnibus Agreement.

2011 Executive Compensation Allocations

During the year ended December 31, 2011, Exterran Holdings allocated to us the following percentages of Exterran Holdings’ compensation expenses incurred to provide the Named Executive Officers’ total compensation, including salary, Exterran Holdings’ stock and option awards, our phantom unit awards, non-equity incentive plan compensation and other benefits:

Executive Officer	Percent of Named Executive Officer’s 2011 Total Compensation Allocated to the Partnership (%)
Current Named Executive Officers
D. Bradley Childers	19
J. Michael Anderson	10
Joseph G. Kishkill	—
Daniel K. Schlanger	—
Donald C. Wayne	10
Former Named Executive Officers
Ernie L. Danner(1)	10
Michael J. Aaronson	10

(1)	The percentage shown for Mr. Danner excludes the value of the benefits he received under the terms of his separation agreement with Exterran Holdings, because Exterran Holdings did not allocate any portion of these benefits to us.

Partnership Compensation Committee Structure and Responsibilities

The purpose of the compensation committee of Exterran GP LLC’s board of directors, which we refer to as “our compensation committee,” is to discharge the board of directors’ responsibilities relating to the compensation of Exterran GP LLC’s executives, to produce an annual report relating to this compensation discussion and analysis for inclusion in our Annual Report on Form 10-K in accordance with the rules and regulations of the SEC, and to oversee the development and implementation of our compensation programs. Our compensation committee is comprised entirely of directors who are not officers or employees of us or Exterran GP LLC and whom the board of directors has determined to be “independent directors” within the meaning of applicable NASDAQ rules. The current members of our compensation committee are Messrs. Finley (chair), Crump and Segner.

As described above, because most of our Named Executive Officers are also officers of Exterran Holdings and generally spend a majority of their time working on matters for Exterran Holdings rather than us, their compensation structure is established by the compensation committee of the board of directors of Exterran Holdings (the “Exterran Holdings compensation committee”). Accordingly, the primary responsibilities of our compensation committee are to:

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

During 2011, our compensation committee approved the allocation of compensation expense from Exterran Holdings to us and determined the number of, and manner in which, equity compensation awards of our limited partner units were made to Exterran GP LLC’s independent directors and executives.

Compensation Philosophy and Objectives

The Exterran Holdings compensation committee and our compensation committee believe that compensation programs play a vital role in attracting and retaining executives with the level of expertise and experience needed to help achieve the business objectives that are intended to ultimately drive both short- and long-term success and stockholder and unitholder value. To attract, retain and motivate an effective management team, the Exterran Holdings compensation committee has guided management in developing a compensation program linking pay and performance in a manner consistent with Exterran Holdings’ and our corporate values and operating principles, including integrity, teamwork, accountability, safety and customer service, with the goal of achieving consistent growth, profitability and return for Exterran Holdings’ stockholders and our unitholders.

Exterran Holdings’ and our philosophy is to provide total compensation to our management that is competitive with that of companies similar in size to Exterran Holdings across a variety of industries and within the oilfield services sector by targeting cash and equity compensation at the 50th percentile of those groups, as further described below in the section entitled “— How the Exterran Holdings Compensation Committee Determines Executive Compensation.” The combination of these target percentiles is intended to position our executives’ compensation competitively relative to the market, while ensuring that overall compensation remains fair and reasonable.

Exterran Holdings’ emphasis on at risk compensation is an important component of its overall compensation philosophy. Approximately 75% of our Named Executive Officers’ compensation for 2011 was “at risk,” meaning that the payment of such compensation was contingent upon company and individual performance. The Exterran Holdings compensation committee and our compensation committee believe this emphasis appropriately balances short-term and long-term business objectives and helps to align management’s interest with that of Exterran Holdings’ stockholders and our unitholders. We consider the following components of our executives’ compensation to be “at risk”:

•	Cash bonuses based on yearly performance are intended to focus executives and key employees on Exterran Holdings’ and our short-term financial and operational performance goals; and

•

Equity awards, the value of which is based on future performance, are intended to focus executives and key employees on Exterran Holdings’ and our long-term strategic goals of sustained profitability and growth.

As shown below, in the first quarter of 2011, the Exterran Holdings compensation committee set the total 2011 target compensation for our then-current Named Executive Officers as follows:

CEO Target Compensation Mix*	Average NEO Target Compensation Mix*
(Includes information for Mr. Danner)	(Includes information for Messrs. Aaronson, Anderson, Childers and Kishkill)

87% at risk; 70% long-term	69% at risk; 51% long-term

*	Because these graphs are intended to illustrate the composition of the total target compensation package set by the Exterran Holdings compensation committee, they show short-term and long-term incentive compensation at grant-date fair value, exclude other benefit programs and perquisites, assume that each of the then-current Named Executive Officers remained employed by us through the end of 2011, and exclude the impact of one-time events such as the payment made to Mr. Danner under the terms of his separation agreement with Exterran Holdings.

The composition of the total target compensation package illustrates Exterran Holdings’ emphasis on at-risk and long-term compensation. Exterran Holdings and we believe our emphasis on long-term incentives encourages our executives to act strategically to ensure our sustainable long-term performance and to support our goal of enhancing long-term equityholder value.

How the Exterran Holdings Compensation Committee Determines Executive Compensation

To establish compensation programs that are consistent with its compensation philosophy and values, the Exterran Holdings compensation committee reviews each executive officer’s current and past total compensation, including a three-year look-back at base salary, short-term incentive pay, the value of long-term incentives and potential payouts in the event of a termination of employment under various specified circumstances. The Exterran Holdings compensation committee then determines the compensation of our executive officers in its discretion, taking into consideration data and materials received from its compensation consultant and other data and materials made available to the Exterran Holdings compensation committee, as well as the recommendations of Exterran Holdings’ and our Chief Executive Officer (other than with respect to his own compensation), each as further detailed below.

Consideration of Compensation Consultant Data and Analysis

For 2011, the Exterran Holdings compensation committee engaged Towers Watson, an independent third-party compensation consultant, to:

•

provide a competitive review of executive compensation, including base salary, annual incentives, long-term incentives and total direct compensation, in the marketplace, the oilfield services industry and publicly traded companies across various industries;

•	provide information on how trends, new rules, regulations and laws impact executive and director compensation practice and administration; and

•

provide information on competitive factors in the marketplace, as well as compensation data that takes into consideration Exterran Holdings’ industry, size, organizational structure and compensation philosophy.

For 2012, the Exterran Holdings compensation committee has engaged Pearl Meyer, an independent third-party compensation consultant.

Comparative Compensation Data.    In determining the appropriate levels of executive officer compensation for 2011, including total compensation and its principal components, the Exterran Holdings compensation committee reviewed a combination of data (collectively, the “Comparative Compensation Data”) provided by Towers Watson, comprised of the following:

•

General industry data, which included comparative compensation data from companies across a variety of industries, totaling in excess of 400 companies, which was then regressed for companies with annual revenue of approximately $2.7 billion. No information was provided as to any individual company’s responses to the survey questions, and no individual component company that contributed to this data was evaluated by or considered by the Exterran Holdings compensation committee for purposes of determining executive compensation.

•	Oilfield services industry data, which included survey data from the following 14 companies with a median revenue of approximately $2.0 billion:

Atwood Oceanics, Inc.	Global Industries, Ltd.	Oil States International, Inc.
Baker Hughes Incorporated	Gulfmark Offshore, Inc.	Pride International, Inc.
Bristow Group Inc.	Helmerich & Payne, Inc.	Schlumberger Limited
Cameron International Corporation	Hercules Offshore, Inc.	Transocean Ltd.
ENSCO International Incorporated	Noble Corporation

The Exterran Holdings compensation committee believes the Comparative Compensation Data provides a broad-based view of executive compensation across multiple industry segments based on companies similar in size to Exterran Holdings. This provides valuable information for structuring an executive compensation program that is generally competitive, allows the Exterran Holdings compensation committee to identify a target compensation range and appropriately position executive compensation within that target range, as indicated below, and provides the data necessary to support individual compensation decisions for comparable positions in the general and oilfield services industries.

Peer Group Data.    The Exterran Holdings compensation committee also reviews executive compensation data published in the proxy statements of Exterran Holdings’ peer group (the “Peer Group Data”) as an additional source of information in assessing whether its executive compensation program is appropriately positioned and competitive based on Exterran Holdings’ industry and size.

For 2011, the Exterran Holdings compensation committee set Exterran Holdings’ peer group as follows:

Cameron International Corporation	FMC Technologies, Inc.	Patterson-UTI Energy, Inc.
Chicago Bridge & Iron Company N.V.	Gardner Denver, Inc.	Pride International, Inc.
Complete Production Services, Inc.	Key Energy Services, Inc.	Regency Energy Partners, L.P.
DCP Midstream Partners	McDermott International, Inc.	Rowan Companies, Inc.
Dresser-Rand Group Inc.	Noble Corporation	Superior Energy Services, Inc.
Oil States International, Inc.

This peer group included companies with a large range of revenues and with both domestic and international operations, many of whom compete with Exterran Holdings for managerial talent. The Exterran Holdings compensation committee believes that a diversity of oilfield services companies provides an enhanced overview of compensation and reflects more completely those companies with which Exterran Holdings competes for technical and managerial talent.

How the Exterran Holdings Compensation Committee Uses the Data.    The Comparative Compensation Data was used by the Exterran Holdings compensation committee for 2011 to consider overall trends in executive compensation and to target executive cash compensation and long-term incentive compensation at the 50th percentile, which it believes is appropriate to maintain Exterran Holdings’ competitiveness in the market for managerial talent.

The Peer Group Data was used by the Exterran Holdings compensation committee for 2011 to target cash compensation for Exterran Holdings’ and our then-current Chief Executive Officer (Mr. Danner) at the 25th to 50th percentile of our peer group. The Exterran Holdings compensation committee also used the Peer Group Data to target 2012 cash compensation for our new President and Chief Executive Officer, Mr. Childers, below the 25th percentile of our peer group. The Peer Group Data was not used to target the compensation of any other Named Executive Officer.

For 2011, actual cash compensation and long-term equity incentive compensation (based on the grant-date fair value) for Exterran Holdings’ and our former Chief Executive Officer, Mr. Danner (excluding the impact of the severance payment made pursuant to the terms of his separation agreement with Exterran Holdings), fell below the 50th percentile of the Comparative Compensation Data and the Peer Group Data. Also for 2011, actual cash compensation and long-term equity incentive compensation (based on the grant-date fair value) for our other Named Executive Officers fell around the 50th percentile and slightly above the 50th percentile, respectively, of the Comparative Compensation Data (excluding the impact of the December 2011 payment made to Mr. Childers in recognition of his service to Exterran Holdings and us as Interim President and Chief Executive Officer and the December 2011 advanced grant to Mr. Childers of his 2012 long-term equity incentive award (other than performance units) in recognition of his assumption of the role of President and Chief Executive Officer).

Consideration of Chief Executive Officer Recommendations

The most significant aspects of management’s, including Exterran Holdings’ and our Chief Executive Officer’s, role in the compensation-setting process are:

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

Exterran Holdings’ and our Chief Executive Officer annually reviews the performance of each of the executive officers other than himself. Based on these performance reviews, he recommends certain salary adjustments, annual cash incentives and long-term incentive awards to the Exterran Holdings compensation committee.

Elements of Compensation

Exterran Holdings’ and our executive compensation programs are managed from a “total rewards” perspective, with consideration given to each of the following components:

•	base salary;

•	annual performance-based incentives;

•	long-term incentives; and

•	other compensation and benefit programs.

In addition, our Named Executive Officers are eligible to participate in Exterran Holdings’ standard retirement savings plans, standard employee benefit plans and standard employee health and welfare benefit plans, as further described below. Certain executive officers and key employees, including our current Named Executive Officers, have been provided with severance benefit agreements and change of control arrangements, as further described below.

Base Salaries

The Exterran Holdings compensation committee annually reviews and sets the base salaries for our Named Executive Officers. The Exterran Holdings compensation committee has determined that, to attract and retain sufficient talent, base pay generally should be set near the median of that for companies similar in size to Exterran Holdings in the general industry and the oilfield services industry, as described above. In addition to considering the Comparative Compensation Data in making salary decisions, the Exterran Holdings compensation committee exercises its judgment and discretion based upon each executive’s level of responsibility, individual skills, experience in his or her current role, his or her expected future role, performance, internal pay equity and external factors involving competitive positioning and general economic conditions. No specific formula is applied to determine the weight of each of these factors; rather, base salaries are established based on the Exterran Holdings compensation committee’s assessment of all relevant information. Performance evaluations are conducted annually during the first quarter of each year, and the resulting adjustments in base salaries generally are effective following the first quarter of each year.

In February 2011, the Exterran Holdings compensation committee reviewed the annual base salaries of our then-current Named Executive Officers. Our then-current Chief Executive Officer, Mr. Danner, while generally satisfied with performance in the areas of cash flow generation, customer service, employee development and safety, concluded that other financial performance indicators for 2010 fell short of expectations, and thus recommended to the Exterran Holdings compensation committee that no increase be made to the annual base salaries of the Named Executive Officers, other than Mr. Aaronson, for 2011. The Exterran Holdings compensation committee determined, based on a review of Exterran Holdings’ performance, and taking into account Mr. Danner’s recommendations with respect to the Named Executive Officers other than himself and Mr. Aaronson, to make no adjustment to the annual base salaries of the Named Executive Officers for 2011.

Because Mr. Aaronson was not an executive officer of Exterran Holdings, his compensation, including any increase in his annual base salary, was determined by the Chief Executive Officer. In recognition of Mr. Aaronson’s rapid integration into the role of Chief Financial Officer of Exterran GP LLC and leadership on a number of successful financing transactions for Exterran Holdings and us during the second half of 2010, Mr. Danner approved a 3% increase to his annual base salary, resulting in a 2011 annual base salary of $252,350 for Mr. Aaronson.

The base salaries in effect for our Named Executive Officers for 2011 were as follows:

Executive Officer	Title	2011 Base Salary ($)
Current Named Executive Officers
D. Bradley Childers(1)	President and Chief Executive Officer	350,000
J. Michael Anderson	Senior Vice President and Chief Financial Officer	365,000
Joseph G. Kishkill	Senior Vice President	340,000
Daniel K. Schlanger	Senior Vice President	325,000
Donald C. Wayne	Senior Vice President and General Counsel	307,500
Former Named Executive Officers
Ernie L. Danner	Former President and Chief Executive Officer	500,000
Michael J. Aaronson	Former Vice President and Chief Financial Officer	252,350

(1)	Mr. Childers was our Senior Vice President and President, North America Operations of EESLP when the Exterran Holdings compensation committee set his 2011 base salary.

Annual Performance-Based Incentive Compensation

In February 2011, the Exterran Holdings compensation committee adopted a short-term incentive program (the “2011 Incentive Program”) under which each Named Executive Officer was eligible to receive a cash award based on 2011 performance. In determining the bonus opportunity for each Named Executive Officer, the Exterran Holdings compensation committee considered his relative responsibility and his potential impact on the achievement of Exterran Holdings’ performance criteria. Bonus targets, expressed as a percentage of each Named Executive Officer’s 2011 base salary, were assigned as follows:

Executive Officer	Title	2011 Bonus Target (% of base salary)	2011 Bonus Target ($)
Officers Eligible for an Award Under the 2011 Incentive Program
D. Bradley Childers(1)	President and Chief Executive Officer	70	245,000
Joseph G. Kishkill	Senior Vice President	70	238,000
Daniel K. Schlanger	Senior Vice President	70	227,500
Donald C. Wayne	Senior Vice President and General Counsel	50	153,750
Officers Ineligible for an Award Under the 2011 Incentive Program
Ernie L. Danner	Former President and Chief Executive Officer	140	700,000
Michael J. Aaronson	Former Vice President and Chief Financial Officer	42	105,987
J. Michael Anderson	Senior Vice President and Chief Financial Officer	70	255,500

(1)	Mr. Childers was our Senior Vice President and President, North America Operations of EESLP when the Exterran Holdings compensation committee set his 2011 target bonus opportunity.

Under the 2011 Incentive Program, each Named Executive Officer was eligible to receive a cash award, ranging from 0% to 175% of his bonus target, based on the Exterran Holdings compensation committee’s assessment of Exterran Holdings’ company and business group performance for 2011 relative to the key performance indicators discussed below, as well as individual performance and such other factors or criteria that the Exterran Holdings compensation committee could choose to consider, in its discretion. For 2011, while Exterran Holdings’ business group performance and company operational and safety performance were generally acceptable, Exterran Holdings’ financial performance was below expectations and, on that basis, the Exterran Holdings compensation committee determined to exercise its discretion to reduce the payment under the 2011 Incentive Program to each Named Executive Officer.

The Exterran Holdings compensation committee reviewed the performance of Exterran Holdings’ business groups relative to the financial, people, customer service and safety performance indicators shown in the table below, weighted as shown in the table, and assigned an achievement percentage to each business group based on such assessment.

Business Group Performance(1)
		Business Group
	Weight	North America	Eastern Hemisphere	Latin America	Operations Services
Financial	70%	Operating cash flow	Operating cash flow	Operating cash flow	On-time deliveries
		Operating horsepower	Bookings	Bookings	Budget management
			Working capital	Cash	Product cost reduction
				Accounts receivable	Bookings
				Accounts payable
				Inventory
People	10%	Employee retention	Employee retention	Employee retention	Employee retention
Customer Service	10%	Service availability percentage	Liquidated damages	Service availability percentage	Manufacturing quality
		Service reports percentage
Safety	10%	Recordable injuries	Recordable injuries	Recordable injuries	Recordable injuries
		Vehicle incidents	Vehicle incidents
Business Group Achievement Percentage		73%	47%	69%	76%

(1)	Exterran Holdings has not disclosed its target level with respect to the achievement of the business group performance indicators listed above because they are derived from internal analyses reflecting Exterran Holdings’ business strategy, and will not be publicly disclosed. Exterran Holdings believes their disclosure would provide its competitors, customers and other third parties with significant insights regarding its confidential business strategies that could cause it substantial competitive harm.

The Exterran Holdings compensation committee considered Exterran Holdings’ company performance relative to the financial, operational and safety performance indicators shown in the table below, with no specific weight assigned to any performance indicator.

Company Performance
Performance Indicator	2011 Target	Company Achievement Percentage
North America operating horsepower (at year-end) (in thousands)	2,900	80%
International bookings(1) (in millions)	$634	134%
Safety (total recordable incident rate)(2)	0.75	187%
Generation of free cash flow(3) (in millions)	$69	Threshold not met
Recurring EBITDA(4) (in millions)	$503	Threshold not met
Economic profit(5) (in millions)	$(4)	Threshold not met
Recurring earnings per share(6)	$(0.70)	Threshold not met

(1)	Refers to bookings, excluding Exterran Holdings’ Belleli Energy operations, made outside the United States and Canada related to product sales, contract operations projects and certain aftermarket services projects.

(2)	Refers to the incident rate for both recordable injuries and lost time accidents for all employees worldwide.

(3)	Refers to debt reduction plus amortization of original debt issue discount and cash used for business acquisitions.

(4)	Refers to income (loss) from continuing operations plus income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, excluding non-recurring items, and extraordinary gains or losses.

(5)	Refers to EBITDA less the sum of maintenance capital, cash taxes and a charge for capital employed.

(6)	Refers to earnings per share adjusted to remove the impact of discontinued operations, impairment charges and other non-recurring items.

In addition to reviewing Exterran Holdings’ business group performance and company performance, the Exterran Holdings compensation committee considered each executive’s individual contributions, including demonstrated leadership, implementation of Exterran Holdings’ business strategy and success at driving employee engagement, as well as the input of Exterran Holdings’ and our Chief Executive Officer with respect to each executive other than himself, and determined to make no adjustment to the payout for any Named Executive Officer, other than for Mr. Wayne, in connection with his efforts on various projects during 2011.

No specific weight was made as between Exterran Holdings’ company performance and business group performance. As discussed above, following its assessment of Exterran Holdings’ business group performance and downward adjustment based on overall Exterran Holdings’ company financial performance, the Exterran Holdings compensation committee approved the following cash payments under the 2011 Incentive Program.

Executive Officer	Title	Business Group	2011 Bonus Payout ($)	2011 Bonus Payout as a Percentage of Target (%)
D. Bradley Childers	President and Chief Executive Officer	North America	110,250	45
Joseph G. Kishkill	Senior Vice President	Eastern Hemisphere	95,200	40
Daniel K. Schlanger	Senior Vice President	Operations Services	113,750	50
Donald C. Wayne	Senior Vice President and General Counsel	Corporate Services	107,019	70

Long-Term Incentive Compensation

The Exterran Holdings compensation committee and our compensation committee and management believe that Exterran Holdings’ and our executive officers and key employees of Exterran Holdings should have an ongoing stake in Exterran Holdings’ and our success and that these individuals should have a meaningful portion of their total compensation tied to the achievement of Exterran Holdings’ strategic objectives and long-term financial and operational performance. The Exterran Holdings compensation committee believes that:

•

Exterran Holdings’ Stock Options provide an incentive to Exterran Holdings’ key employees and executive officers to work toward Exterran Holdings’ long-term performance goals, as the benefit will be realized only if and to the extent that the value of Exterran Holdings’ common stock increases;

•

Exterran Holdings’ Restricted Stock and Restricted Stock Units not only provide an incentive to Exterran Holdings’ key employees and executive officers to work toward long-term performance goals, but also create an ownership stake aligned with the interests of Exterran Holdings’ stockholders and serve as a retention tool; and

•	Exterran Holdings’ Performance Awards encourage long-range planning and reward sustained stockholder value creation and also serve as a retention tool.

The Exterran Holdings compensation committee and our compensation committee believe that:

•

Partnership Phantom Units with tandem distribution equivalent rights (“DERs”) serve to emphasize our growth objectives. Such grants are made from the Exterran Partners, L.P. Long-Term Incentive Plan (the “Partnership Plan”), which is solely administered by our compensation committee. DERs are the right to receive cash distributions that are provided to all common unitholders, subject to the same vesting restrictions and risk of forfeiture applicable to the underlying grant.

Equity-based long-term incentive awards (“LTI Awards”) are granted and valued based on the closing market price of Exterran Holdings’ common stock or our common units, as applicable, on the date of approval by the applicable compensation committee (or the last business day immediately preceding such date). Awards other than performance shares generally vest at the rate of one-third per year over a three-year period, subject to continued employment through the vesting date. Performance awards are payable based on achievement of certain specified Exterran Holdings’ performance indicators, and may be paid out at 0% to 200% of the number of shares or units granted. Payout amounts under the performance awards are determined following the conclusion of the performance period, which is generally the previous fiscal year. Performance shares vest on the third anniversary of the grant date and may be settled in shares of Exterran Holdings’ common stock or in cash, in the Exterran Holdings compensation committee’s discretion.

2011 LTI Awards.    In addition to targeting total long-term incentive compensation at the 50th percentile, as discussed above under “How the Exterran Holdings Compensation Committee Determines Executive Compensation — Consideration of Compensation Consultant Data and Analysis,” in determining the LTI Awards made to our Named Executive Officers for 2011, the Exterran Holdings compensation committee also reviewed share utilization with respect to the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan (as amended, the “Stock Incentive Plan”), potential overhang and burn rate under various award scenarios, as well as the total compensation paid to executives over the past three years. Consistent with the Exterran Holdings compensation committee’s compensation philosophy discussed above under “Compensation Philosophy and Objectives,” the Exterran Holdings compensation committee believes it is important to place a significant percentage of each Named Executive Officer’s compensation “at risk.”

On average, the long-term equity incentive compensation awarded during the first quarter of 2011 to our then-current Named Executive Officers (excluding the advanced equity grant to Mr. Childers discussed below) comprised approximately 55% of their total target compensation for 2011. Please see the Summary Compensation Table for 2011 and the Grants of Plan-Based Awards Table for 2011 below for more information regarding the LTI Awards granted to our Named Executive Officers in 2011.

In recognition of his assumption of the role of President and Chief Executive Officer, Mr. Childers was awarded his LTI Award for 2012 (other than Exterran Holdings’ performance units, which the Exterran Holdings compensation committee may award in March 2012 in order to provide an additional performance component to his overall compensation) on an advanced basis in December 2011. The award included Exterran Holdings’ restricted stock valued at approximately $900,000, Exterran Holdings’ stock options valued at approximately $900,000 and Partnership phantom units valued at approximately $200,000. As a result of the advancement of this award, Mr. Childers is not expected to receive an LTI Award (other than any Exterran Holdings’ performance units) in 2012.

Exterran Holdings’ 2011 Performance Shares.    The Exterran Holdings’ performance shares awarded to the Named Executive Officers in 2011 (the “2011 Performance Shares”) were payable based on achievement of Exterran Holdings’ economic profit during the performance period from January 1, 2011 through December 31, 2011, and could be paid out at 0% to 200% of the number of shares granted. The following table shows the economic profit target range for payout under the 2011 Performance Shares and the results achieved by Exterran Holdings’ for the year ended December 31, 2011 (dollars in millions):

Performance Indicator	2011 Target	Percent of Target Achieved
Economic profit(1)	$8	0%

(1)	Economic profit is calculated for purposes of the 2011 Performance Shares as EBITDA less the sum of maintenance capital, cash taxes and a charge for capital employed for the year ended December 31, 2011, as adjusted for certain items in the Exterran Holdings compensation committee’s discretion.

Based on the economic profit threshold not being met for the year ended December 31, 2011, the Exterran Holdings compensation committee determined that no 2011 Performance Shares would be payable to our Named Executive Officers.

Off-Cycle Equity Grants.    In addition to awarding the annual long-term equity incentive award grants during the first quarter of each year, the Exterran Holdings compensation committee has delegated limited authority to a committee of the Exterran Holdings’ board of directors, which is currently comprised of Exterran Holdings’ Executive Vice Chairman, to grant off-cycle equity awards, subject to the following restrictions:

•	Grants are limited to an aggregate value of $1.0 million per quarter;

•	The value that can be awarded to any one individual is limited to $200,000 annually, based on the grant date fair market value;

•	Full value awards will vest over a minimum of three years;

•	No grants will be made to a Section 16 officer;

•	No grants will be made retroactively; and

•	All grants are required to be regularly reported to the Exterran Holdings compensation committee.

During 2011, an aggregate of 9,766 Exterran Holdings’ stock options, 29,476 shares of Exterran Holdings’ restricted stock and 32,440 Exterran Holdings’ restricted stock units, which was within the limits discussed above, was granted to Exterran Holdings’ employees pursuant to this delegation of authority by the Exterran Holdings compensation committee.

Other Compensation Programs

Amended and Restated 2007 Stock Incentive Plan

The Stock Incentive Plan is administered by the Exterran Holdings compensation committee and authorizes the issuance of awards, at the discretion of the Exterran Holdings compensation committee, of Exterran Holdings’ stock options, restricted stock, restricted stock units, stock appreciation rights and performance awards to Exterran Holdings’ directors and employees and employees of Exterran Holdings’ subsidiaries. A maximum of 12,500,000 shares of Exterran Holdings’ common stock is available for issuance under the Stock Incentive Plan. At December 31, 2011, approximately 4,537,071 shares remained available for issuance under the Stock Incentive Plan.

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

The Partnership Plan provides for the grant of up to an aggregate of 1,035,378 common units, restricted units, phantom units, unit options, unit awards or substitute awards and, with respect to unit options and phantom units, the grant of DERs. DERs are credited with an amount equal to any cash distributions we make on our common units during the period phantom units are outstanding and are payable upon vesting of the tandem phantom units without interest. Since the inception of the Partnership Plan, we have awarded only unit options and phantom units. At December 31, 2011, approximately 858,947 units remained available for issuance under the Partnership Plan.

401(k) Retirement and Savings Plan

The Exterran 401(k) Plan provides employees, including our Named Executive Officers, with the opportunity to defer up to 25% of their eligible salary, up to the Internal Revenue Service (“IRS”) maximum deferral amount, on a pre-tax basis. This is accomplished through contributions to an account maintained by an independent trustee. Exterran Holdings generally matches 100% of an employee’s contribution to a maximum of 1% of the employee’s annual eligible compensation, plus 50% of an employee’s contribution from 2% to a maximum of 6% of the employee’s annual eligible compensation.

The employee directs how contributions to the 401(k) Plan are invested. Employees vest in Exterran Holdings’ matching contributions after two years of service. The Exterran 401(k) Plan includes a sunset provision that requires employees to divest their Plan holdings of Exterran Holdings’ common stock by December 31, 2012.

Deferred Compensation Plan

Under the Exterran Deferred Compensation Plan (the “Deferred Compensation Plan”), key management and highly compensated employees, including our Named Executive Officers, may (i) defer receipt of their compensation, including up to 100% of their salaries and up to 100% of their bonuses, and (ii) be credited with company contributions that are designed to serve as a make-up for the portion of the employer-matching contribution that cannot be made under the Exterran 401(k) Plan due to qualified plan limits under the Internal Revenue Code (the “Code”). Exterran Holdings may, but has no obligation to, make discretionary contributions on behalf of a participant, in such form and amount as the Exterran Holdings compensation committee deems appropriate, in its sole discretion.

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

An employee’s contributions to the Deferred Compensation Plan are self-directed investments in the various funds that are made available under such plan. There are thus no interest calculations or other earnings measures other than the performance of the investment funds selected by the employee. Employees, including our Named Executive Officers, determine how their contributions are invested and may change these elections at any time.

Participants may elect to receive distributions of their accounts while still employed by Exterran Holdings or upon the participant’s separation from service or disability, each as defined in the Deferred Compensation Plan, either in a lump sum or in two to ten annual installments. Distributions will be made in cash, except that participants may elect to have any portion of his or her account that is deemed invested in Exterran Holdings’ common stock distributed in shares of common stock if the distribution is made prior to January 1, 2013.

Employee Stock Purchase Plan

The Exterran Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”) provides eligible employees of Exterran Holdings, including our Named Executive Officers, an option to purchase Exterran Holdings’ common stock through payroll deductions and is designed to comply with Section 423 of the Code. The Exterran Holdings compensation committee, which administers the ESPP, has the discretion to set the purchase price at 85% to 100% of the fair market value of a share of Exterran Holdings’ common stock on one of the following dates: (i) the offering date, (ii) the purchase date or (iii) the offering date or the purchase date, whichever is lower. For 2011, employees who elected to participate in the ESPP could purchase a share of Exterran Holdings’ common stock at the lesser of (i) 95% of the fair market value of a share of common stock on the offering date or (ii) 95% of the fair market value of a share of common stock on the purchase date. Offering periods consist of three-month periods, or such other periods as may be determined from time to time by the Exterran Holdings compensation committee. A total of 1,000,000 shares of Exterran Holdings’ common stock has been authorized and reserved for issuance under the ESPP. At December 31, 2011, approximately 491,533 shares remained available for purchase under the ESPP.

Medical Expense Reimbursement Plan

The Medical Expense Reimbursement Plan (“MERP”) was a plan made available to certain of Exterran Holdings’ executive officers that supplemented the standard medical and dental benefit plans available to Exterran Holdings’ employees. During 2011, the MERP provided for reimbursement, in an amount up to $10,000, of certain out-of-pocket medical costs incurred by the executive or his dependents that were not covered by Exterran Holdings’ standard medical and dental plans. As part of Exterran Holdings’ ongoing effort to ensure its compensation program reflects best practices, the MERP was terminated effective December 31, 2011.

Benefits and Perquisites

Exterran Holdings maintains a standard complement of health benefit plans for its employees, including our Named Executive Officers, that provide medical, dental and vision benefits, flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance and life insurance coverage. These benefits are generally provided to our Named Executive Officers on the same terms and conditions as they are provided to Exterran Holdings’ other employees.

Exterran Holdings made limited use of perquisites during 2011. A taxable benefit of tax preparation and planning services was made available to certain executive officers. The MERP, which provided for additional medical, dental, and vision benefits to certain of Exterran Holdings’ executive officers during 2011, was terminated effective December 31, 2011. In early 2009, the Exterran Holdings compensation committee established a policy prohibiting tax gross-ups on perquisites.

Severance Benefit and Change of Control Arrangements

Exterran Holdings has entered into severance benefit and change of control agreements with each of Messrs. Childers, Anderson, Kishkill, Schlanger and Wayne. The Exterran Holdings compensation committee considers the provision of such agreements for its executive officers to be a customary part of executive compensation and, therefore, necessary to attracting and retaining executive talent. The change of control agreements are designed to promote continuity of management in the event of a change of control, and are structured as “double trigger”

agreements. In other words, the change of control does not itself trigger benefits; rather, benefits are paid only if the executive’s employment terminates within a specified period following a change of control. Exterran Holdings also believes that the vulnerability to termination of employment at a management level creates uncertainty for its executives, which is appropriately addressed by providing severance protections, both within and outside of the change of control context.

The change of control agreements provide that if the executive is terminated other than for cause, death or disability within 18 months after a change of control occurs, or if during that period the executive terminates his employment for good reason (each, a “qualifying termination”), he will be entitled to (i) a payment equal to a multiple of two times the executive’s annual base salary and two times target bonus (three times base salary and three times target bonus, in the case of Mr. Childers), (ii) a payment equal to his target bonus, prorated to the date of termination, (iii) health and welfare benefits for up to two years following such termination, and (iv) certain other forms of remuneration. A more specific description of the terms of the change of control agreements, together with an estimate of the payouts in connection with such agreements, is provided under “Information Regarding Executive Compensation — Potential Payments upon Termination or Change of Control — Change of Control Agreements,” below.

The severance benefit agreements provide that if the executive’s employment is terminated by Exterran Holdings without cause or by such executive with good reason at any time through the term of the agreement, he will be entitled to (i) a payment equal to the sum of his annual base salary and his target bonus, (ii) a payment equal to his target bonus, prorated to the date of separation, multiplied by the greater of 50% or the actual performance percentage achieved as of the separation date, (iii) health and welfare benefits for up to one year following such termination, and (iv) certain other forms of remuneration. A more specific description of the terms of the severance benefit agreements, together with an estimate of the payouts in connection with such agreements, is provided under “Information Regarding Executive Compensation — Potential Payments upon Termination or Change of Control — Severance Benefit Agreements,” below.

In early 2009, the Exterran Holdings compensation committee established a policy prohibiting tax gross-ups on income attributable to change of control agreements and other executive benefit agreements entered into in the future, and no such agreement entered into since that date has included this provision. As a recent example, upon his promotion as Exterran Holdings’ and our President and Chief Executive Officer in December 2011, Mr. Childers’ previous change of control agreement with Exterran Holdings, which predated the policy change and thus provided for tax gross-ups, was replaced with a new change of control agreement that does not provide for tax gross-ups.

The Stock Incentive Plan and the Partnership Plan each permit the accelerated vesting of outstanding equity awards in the event of a change of control. The award agreements for all awards made under the Stock Incentive Plan, however, provide that, upon a change of control that is not followed by a qualifying termination, only the portion of the award that would have vested on the next vesting date will fully vest as of the date of the change of control, and the remaining portion of the award will continue to be subject to the original vesting schedule. See “Information Regarding Executive Compensation — Potential Payments upon Termination or Change of Control,” below, for more information concerning equity vesting under various circumstances. The Exterran 401(k) Plan provides for accelerated vesting of all company matching contributions in the event of a change of control.

Unit Ownership Requirements

Exterran GP LLC does not have any policy or guidelines that require specified ownership of our common units by its directors or executive officers or any unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of February 16, 2012, our current Named Executive Officers collectively held 37,487 common units and 35,514 phantom units with DERs.

Prohibition on Hedging

Exterran Holdings has adopted a policy that prohibits its employees, including our Named Executive Officers, and directors from entering into any transaction that is designed to hedge or offset any decrease in the market value of its or our equity securities, including by way of purchasing financial instruments (such as variable forward contracts, equity swaps, collars or exchange funds), or otherwise trading in market options (such as puts or calls), warrants, or other derivative instruments of our equity securities.

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

G. Stephen Finley, Chair

James G. Crump

Edmund P. Segner, III

Information Regarding Executive Compensation

Summary Compensation Table for 2011

The following table sets forth certain information with respect to compensation paid during the years shown to each of our Named Executive Officers. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

Name and Title	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)		Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Current Named Executive Officers
D. Bradley Childers, President and Chief Executive Officer	2011	358,900	—		1,416,260	(6)	1,160,725	(6)	110,250	139,901	3,186,036
	2010	361,015	—		528,775		258,652		171,500	24,137	1,344,079
	2009	340,000	—		385,009		304,233		165,000	21,211	1,215,453

J. Michael Anderson, Senior Vice President and Chief Financial Officer	2011	365,246	—		361,348		297,913		—	37,263	1,061,770
	2010	376,592	—		583,773		303,639		127,750	21,172	1,412,926
	2009	355,000	—		440,003		347,695		175,000	17,161	1,334,859

Joseph G. Kishkill, Senior Vice President and President, Eastern Hemisphere of EESLP	2011	340,246	—		316,269		260,726		95,200	212,803	1,225,244
	2010	340,000	—		603,781	(7)	333,628	(7)	119,000	233,071	1,629,480
	2009	284,407	—		385,009		304,233		160,000	5,416	1,139,065

Daniel K. Schlanger, Senior Vice President, Operations Services	2011	325,246	—		316,269		260,726		113,750	34,507	1,050,498
	2010	331,015	—		501,287		236,163		125,125	13,544	1,207,134
	2009	300,000	67,500	(8)	275,009		217,307		155,000	13,709	1,028,525

Donald C. Wayne, Senior Vice President and General Counsel	2011	306,015	—		400,022		—		107,019	30,127	843,183

Name and Title	Year		Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)		Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Former Named Executive Officers

Ernie L. Danner, Former President and Chief Executive Officer	2011	(9)	438,660	—	4,104,606	(10)	1,042,919		—	1,314,849	6,901,034
	2010		506,015	—	2,665,004	(11)	1,484,445	(11)	—	17,697	4,673,161
	2009		450,000	—	550,003		434,615		303,750	19,511	1,757,879

Michael J. Aaronson, Former Vice President and Chief Financial Officer	2011	(12)	222,980	—	210,000		—		—	54,841	487,821
	2010	(13)	125,450	—	249,992		—		50,112	47,321	472,875

(1)	The amounts shown in this column represent amounts earned for the fiscal year. There were 27 bi-weekly pay periods in 2010 and 26 bi-weekly pay periods in each of 2009 and 2011.

(2)	The amounts included in this column represent the grant date fair value of (a) restricted shares of Exterran Holdings’ common stock, awarded and recognized by Exterran Holdings, (b) performance shares, awarded and recognized by Exterran Holdings, as finally determined by the Exterran Holdings compensation committee following the conclusion of the performance period (as discussed above under “Elements of Compensation — Long-Term Incentive Compensation — 2011,” the Exterran Holdings compensation committee determined to award no performance shares for 2011), and (c) Partnership phantom units with DERs, awarded and recognized by us, in each case calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”). For a discussion of valuation assumptions, see Note 7 to the Financial Statements and see Note 17 to the consolidated financial statements within Exterran Holdings’ Annual Report on Form 10-K for the year ended December 31, 2011. Please see the Grants of Plan-Based Awards for 2011 table below for more information regarding equity-based awards granted in 2011.

(3)	The amounts included in this column represent the grant date fair value of options to purchase Exterran Holdings’ common stock, awarded and recognized by Exterran Holdings and calculated in accordance with ASC 718. For a discussion of valuation assumptions, see Note 17 to the consolidated financial statements within Exterran Holdings’ Annual Report on Form 10-K for the year ended December 31, 2011. Please see the Grants of Plan-Based Awards for 2011 table below for more information regarding equity-based awards granted in 2011.

(4)	The amounts included in this column represent cash payments made under the 2011, 2010 and 2009 Incentive Programs, which covered the compensation measurement and performance years ended December 31, 2011, 2010 and 2009, respectively, and which were paid during the first quarters of 2012, 2011 and 2010, respectively.

(5)	The amounts shown in this column for the year ended December 31, 2011 are attributable to the following:

Name	401(k) Plan Matching Contribution ($)(a)	Deferred Compensation Plan Matching Contribution ($)(b)	Executive Medical Coverage ($)(c)	Tax Preparation and Planning Services ($)	DERs ($)(d)	Other ($)		Total ($)
Current Named Executive Officers
D. Bradley Childers	8,575	2,826	4,834	5,000	18,666	100,000	(e)	139,901
J. Michael Anderson	6,437	4,277	5,984	—	20,565	—		37,263
Joseph G. Kishkill	—	—	—	2,750	9,004	201,049	(f)	212,803
Daniel K. Schlanger	6,129	4,371	2,957	7,500	13,550	—		34,507
Donald C. Wayne	8,575	1,784	6,527	3,500	9,741	—		30,127
Former Named Executive Officers
Ernie L. Danner	4,038	—	10,000	6,000	67,882	1,226,929	(g)	1,314,849
Michael J. Aaronson	2,838	—	—	—	4,416	47,587	(h)	54,841

(a)	Executives could contribute up to 25% (subject to limits established by the IRS) of their salary to the Exterran 401(k) Plan. The amounts in this column represent Exterran Holdings’ matching contributions for 2011.

(b)	Eligible executive officers could contribute up to 100% of their base pay and bonus to the Deferred Compensation Plan, which Exterran Holdings matched for 2011 to a maximum of 3.5% of the executive’s annual eligible compensation, less Exterran Holdings’ matching contributions to the executive’s 401(k) account.

(c)	Represents premiums paid by Exterran Holdings for medical coverage under the MERP. The MERP was terminated effective December 31, 2011.

(d)	Represents a cash payment pursuant to DERs payable upon vesting of Partnership phantom units.

(e)	Represents a cash payment made to Mr. Childers in December 2011 as compensation for his service as Exterran Holdings’ and our Interim President and Chief Executive Officer from November 1, 2011 through December 11, 2011.

(f)	Represents Mr. Kishkill’s annual expatriate benefits, including $8,400 for an expatriate hardship payment, $91,321 for a residential allowance, $11,758 for reimbursement of residential utilities, $25,984 for reimbursement of school tuition for Mr. Kishkill’s children, $21,086 for a vacation travel allowance, $2,500 for reimbursement of property management fees and a $40,000 annual expatriate payment for miscellaneous expenses related to living abroad.

(g)	Includes a $1,225,000 cash payment made by Exterran Holdings in connection with the terms of Mr. Danner’s separation agreement with Exterran Holdings and a $1,929 reimbursement for an annual physical exam.

(h)	Represents reimbursement for relocation expenses.

(6)	The amounts shown for Mr. Childers include both his 2011 annual long-term equity incentive award, awarded in March 2011, and his 2012 annual long-term equity incentive award, awarded on an advanced basis in December 2011 in recognition of his assumption of the role of President and Chief Executive Officer. It is not expected that Mr. Childers will receive an equity grant (other than any Exterran Holdings performance shares) in 2012 for his service as President and Chief Executive Officer.

(7)	Includes a one-time grant awarded by the Exterran Holdings compensation committee to Mr. Kishkill in recognition of his assumption of the role of President, Eastern Hemisphere of EESLP in late 2009.

(8)	The amount shown represents a discretionary bonus awarded outside the 2009 Incentive Program by the Exterran Holdings compensation committee to Mr. Schlanger in consideration for his individual contribution as our Chief Financial Officer from our inception to March 2009.

(9)	Mr. Danner’s employment with Exterran Holdings and us concluded October 31, 2011; thus, the 2011 amounts shown for him represent his compensation for the period from January 1, 2011 through October 31, 2011.

(10)	Under the terms of his separation agreement with Exterran Holdings, all of Mr. Danner’s unvested Exterran Holdings’ restricted stock, Exterran Holdings’ 2010 performance shares and Partnership phantom units vested on his termination date. Accordingly, the amount shown includes (i) the grant date fair value of the restricted stock and phantom units awarded to Mr. Danner in March 2011 (the grant date fair value of which was $1,264,996), plus (ii) the fair value associated with the awards that accelerated and vested in full on his termination date (which includes the value of all of the awards shown in this column that were awarded to Mr. Danner for 2011, 2010 and 2009 and vested on an accelerated basis), in each case calculated in accordance with ASC 718. The fair value of the awards that vested on an accelerated basis in connection with Mr. Danner’s termination in 2011 is presented in the following table.

Restricted Stock	2010 Performance Shares	Phantom Units	Total Incremental Fair Value
$1,700,200	$647,128	$492,282	$2,839,610

(11)	Includes a one-time grant awarded by the Exterran Holdings compensation committee to Mr. Danner in recognition of his leadership and Exterran Holdings’ performance during the second half of 2009, together with his willingness to forgo any salary increase or adjustment to his LTI Award opportunity when promoted to Chief Executive Officer in June 2009.

(12)	Mr. Aaronson’s employment with us concluded November 16, 2011; thus, the 2011 amounts shown for him represent his compensation for the period from January 1, 2011 through November 16, 2011.

(13)	Mr. Aaronson’s employment with Exterran Holdings began on July 1, 2010; thus, the amounts shown for him for 2010 represent his compensation from that date through December 31, 2010.

Grants of Plan-Based Awards for 2011

The following table provides additional information about stock and option awards and non-equity incentive plan awards granted to the Named Executive Officers by Exterran Holdings and us during the year ended December 31, 2011. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Current Named Executive Officers
D. Bradley Childers		0	245,000	428,750
	3/04/2011				0	5,478	10,956						125,008
	3/04/2011							11,339	(4)				258,756
	3/04/2011									31,150	(5)	22.82	260,726
	3/04/2011							2,018	(6)				57,513
	12/12/2011							88,149	(4)				900,001
	12/12/2011									220,588	(5)	10.21	899,999
	12/12/2011							9,376	(6)				199,990
J. Michael Anderson		0	255,500	447,125
	3/04/2011				0	6,266	12,532						142,990
	3/04/2011							12,956	(4)				295,656
	3/04/2011									35,593	(5)	22.82	297,913
	3/04/2011							2,305	(6)				65,693
Joseph G. Kishkill		0	238,000	416,500
	3/04/2011				0	5,478	10,956						125,008
	3/04/2011							11,339	(4)				258,756
	3/04/2011									31,150	(5)	22.82	260,726
	3/04/2011							2,018	(6)				57,513
Daniel K. Schlanger		0	227,500	398,125
	3/04/2011				0	5,478	10,956						125,008
	3/04/2011							11,339	(4)				258,756
	3/04/2011									31,150	(5)	22.82	260,726
	3/04/2011							2,018	(6)				57,513
Donald C. Wayne		0	153,750	269,063
					—	—	—						—
	3/04/2011							15,776	(4)				360,008
	3/04/2011							1,404	(6)				40,014
Former Named Executive Officers
Ernie L. Danner(7)		0	700,000	1,225,000
	3/04/2011				0	21,911	43,822						500,009
	3/04/2011							45,355	(4)				1,035,001
	3/04/2011									124,602	(5)	22.82	1,042,919
	3/04/2011							8,070	(6)				229,995
Michael J. Aaronson(8)		0	105,987	185,477
					—	—	—						—
	3/04/2011							8,282	(4)				188,995
	3/04/2011							737	(6)				21,005

(1)	The amounts in these columns reflect the range of potential payouts under the 2011 Incentive Program. The actual payouts under the plan were determined in February 2012 and are expected to be paid in the first quarter of 2012, as reflected in the Summary Compensation Table for 2011, above.

(2)	The amounts in these columns reflect the range of potential payouts of performance shares awarded as part of the LTI Award for 2011. “Target” is the number of performance shares awarded in 2011. “Threshold” represents the lowest possible payout (0% of the grant), and “Maximum” reflects the highest possible payout (200% of the grant). See “Elements of Compensation — Long-Term Incentive Compensation — 2011” for a detailed description of the performance shares. As discussed above under “Elements of Compensation — Long-Term Incentive Compensation — 2011,” the Exterran Holdings compensation committee determined to award no performance shares for 2011.

(3)	The value of Exterran Holdings’ performance shares, restricted stock and stock option awards and our phantom units on the grant date is calculated in accordance with ASC 718. Performance shares are shown at target value. As discussed above under “Elements of Compensation — Long-Term Incentive Compensation — 2011,” the Exterran Holdings compensation committee determined to award no performance shares for 2011.

(4)	Exterran Holdings restricted stock awards were granted under the Stock Incentive Plan and vest over a three-year period at the rate of one-third per year beginning on the first anniversary of the grant date and on each successive anniversary of the initial date of vesting.

(5)	Options to purchase Exterran Holdings’ common stock were granted under the Stock Incentive Plan and vest over a three-year period at the rate of one-third per year beginning on the first anniversary of the grant date and on each successive anniversary of the initial date of vesting.

(6)	Partnership phantom units with tandem DERs were granted under the Partnership Plan and vest over a three-year period at the rate of one-third per year beginning on the first anniversary of the grant date and on each successive anniversary of the initial date of vesting.

(7)	Mr. Danner was ineligible for a payout under the 2011 Incentive Program because his employment with Exterran Holdings and us concluded in October 2011.

(8)	Mr. Aaronson was ineligible for a payout under the 2011 Incentive Program because his employment with us concluded in November 2011.

Outstanding Equity Awards at Fiscal Year-End for 2011

The following table provides information regarding equity awards and equity-based awards granted by Universal, Exterran Holdings and us that were outstanding at December 31, 2011. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

Name	Option Awards					Stock Awards
						Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Current Named Executive Officers
D. Bradley Childers	38,420			19.03	9/03/2012
	25,000			16.71	3/10/2013
	20,000			30.07	4/30/2014
	30,720			67.30	3/04/2015
	17,000			38.15	3/09/2015
	20,000			43.39	3/03/2016
	34,790	17,394	(1)	16.14	3/04/2016
	9,899	19,797	(1)	22.75	2/28/2017
	10,871			75.27	6/12/2017
		31,150	(1)	22.82	3/04/2018	113,575	(2)	1,033,533	(3)
		220,588	(1)	10.21	12/12/2018	15,072	(4)	303,701	(5)	9,342	(6)	85,012	(3)
J. Michael Anderson	85,000			17.30	3/31/2013
	20,000			30.07	4/30/2014
	32,530			67.30	3/04/2015
	17,000			38.15	3/09/2015
	20,000			43.39	3/03/2016
	39,760	19,879	(1)	16.14	3/04/2016
	11,621	23,240	(1)	22.75	2/28/2017
	10,871			75.27	6/12/2017	29,292	(2)	266,557	(3)
		35,593	(1)	22.82	3/04/2018	6,560	(4)	132,184	(5)	9,342	(6)	85,012	(3)

Name	Option Awards					Stock Awards
						Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Joseph G. Kishkill	4,667			18.07	11/27/2012
	6,667			16.71	3/10/2013
	6,000			30.07	4/30/2014
	3,715			78.25	8/20/2014
	3,920			67.30	3/04/2015
	2,000			38.15	3/09/2015
	3,200			43.39	3/03/2016
	34,790	17,394	(1)	16.14	3/04/2016
	12,769	25,535	(1)	22.75	2/28/2017
	1,208			75.27	6/12/2017	27,624	(2)	251,378	(3)
		31,150	(1)	22.82	3/04/2018	5,696	(4)	114,774	(5)	9,342	(6)	85,012	(3)
Daniel K. Schlanger	21,690			67.30	3/04/2015
	24,850	12,424	(1)	16.14	3/04/2016
	9,038	18,076	(1)	22.75	2/28/2017
	7,247			75.27	6/12/2017	22,909	(2)	208,472	(3)
		31,150	(1)	22.82	3/04/2018	4,978	(4)	100,307	(5)	9,342	(6)	85,012	(3)
Donald C. Wayne	18,070			67.30	3/04/2015
	14,910	7,454	(1)	16.14	3/04/2016
	5,595	11,190	(1)	22.75	2/28/2017	22,850	(2)	207,935	(3)
	4,831			75.27	6/12/2017	3,208	(5)	64,641	(6)	—		—
Former Named Executive Officers
Ernie L. Danner(7)	103,217			23.63	1/31/2012
	49,699			16.14	1/31/2012
	56,810			22.75	1/31/2012	—		—		—		—
Michael J. Aaronson(8)
	—	—				—		—		—		—

(1)	Represents options to purchase Exterran Holdings’ common stock awarded under the Stock Incentive Plan that vest at the rate of one-third per year over a three-year period, with a term of seven years following the date of grant.

(2)	Represents Exterran Holdings’ restricted stock awarded under the Stock Incentive Plan that vest at the rate of one-third per year over a three-year period.

(3)	Based on the market closing price of Exterran Holdings’ common stock on December 30, 2011 of $9.10 per share.

(4)	Represents phantom units with tandem DERs under the Partnership Plan that vest at the rate of one-third per year over a three-year period.

(5)	Based on the market closing price of our common units on December 30, 2011 of $20.15 per common unit.

(6)	Represents performance shares awarded under the Stock Incentive Plan that vest on the third anniversary of their grant date. Amounts shown are the actual number of shares awarded, as finally determined by the Exterran Holdings compensation committee following the conclusion of the applicable performance period.

(7)	Mr. Danner’s employment with Exterran Holdings and us concluded October 31, 2011. Under the terms of his separation agreement with Exterran Holdings, all Exterran Holdings restricted stock and 2010 performance shares and all Partnership phantom units granted to Mr. Danner vested on his termination date. All other equity awards granted to Mr. Danner that remained unvested as of October 31, 2011 were forfeited as of that date in accordance with the terms of the plan under which they were granted.

(8)	Mr. Aaronson’s employment with us concluded November 16, 2011. All equity awards granted to Mr. Aaronson that remained unvested as of November 16, 2011 were forfeited as of that date in accordance with the terms of the plan under which they were granted.

Option Exercises and Stock Vested for 2011

The following table provides additional information about the value realized by the Named Executive Officers on stock award vesting during the year ended December 31, 2011. No stock options were exercised by the Named Executive Officers during the year ended December 31, 2011. The value realized upon vesting represents the total value to each Named Executive Officer and does not represent the amount allocated to us.

	Stock Awards
Name	Number of Shares and Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Current Named Executive Officers
D. Bradley Childers	18,869	452,617
J. Michael Anderson	21,035	509,191
Joseph G. Kishkill	15,311	365,534
Daniel K. Schlanger	14,218	343,971
Donald C. Wayne	9,526	230,817
Former Named Executive Officers
Ernie L. Danner(3)	194,795	2,720,134
Michael J. Aaronson	3,478	80,209

(1)	Represents Exterran Holdings’ restricted stock and performance shares and Partnership phantom units with DERs that vested during 2011.

(2)	The value realized for vested awards was determined by multiplying the fair market value of the Exterran Holdings restricted stock or performance shares (the closing market price of Exterran Holdings’ common stock on the vesting date) or Partnership phantom units (the closing market price of our common units on the vesting date) by the number of shares or units that vested. Shares and units vested on various dates throughout the year; therefore, the value listed represents the aggregate value of all shares and units that vested for each Named Executive Officer in 2011.

(3)	Mr. Danner’s employment with Exterran Holdings and us concluded October 31, 2011. Under the terms of his separation agreement with Exterran Holdings, all Exterran Holdings restricted stock and 2010 performance shares and all Partnership phantom units granted to Mr. Danner vested in full on his termination date.

Nonqualified Deferred Compensation for 2011

The following table summarizes the Named Executive Officers’ compensation under our nonqualified deferred compensation plans for the year ended December 31, 2011. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount that was allocated to us.

Name	Executive Contributions in Last Fiscal Year ($)	Exterran Holdings’ Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Current Named Executive Officers
D. Bradley Childers	—	2,826	(11,177)	—	138,606
J. Michael Anderson	—	4,277	(10,700)	—	151,813
Joseph G. Kishkill	—	—	—	—	—
Daniel K. Schlanger	—	4,371	335	—	56,987
Donald C. Wayne	—	1,784	227	—	37,467
Former Named Executive Officers
Ernie L. Danner	—	—	(17,274)	—	458,009
Michael J. Aaronson	—	—	—	—	—

(1)	Amounts shown represent matching contributions to each Named Executive Officer’s Deferred Compensation Plan account earned in 2011 but paid in the first quarter of 2012; these amounts are also shown under “All Other Compensation” in the Summary Compensation Table for 2011, above.

Potential Payments upon Termination or Change of Control

Severance Benefit Agreements

We and Exterran Holdings have decided, as a policy matter, not to offer employment agreements to our executive officers; however, certain of our executive officers, including our current Named Executive Officers, have entered into severance benefit agreements with Exterran Holdings. Each such agreement provides that if the executive’s employment is terminated by Exterran Holdings without cause or by such executive with good reason at any time through August 15, 2013, then the executive will receive a lump sum in cash on the 35th day after the date of termination consisting of the following:

•

an amount equal to the sum of the executive’s annual base salary then in effect and the amount of the executive’s target annual incentive bonus opportunity for the year in which the termination occurs;

•

an amount equal to the product of the executive’s annual target incentive bonus opportunity for the year in which the termination occurs, prorated to the separation date, multiplied by (i) with respect to all current Named Executive Officers other than Mr. Anderson, the greater of 50% or the actual performance percentage achieved as of the separation date under our annual short term incentive plan then in effect, and (ii) with respect to Mr. Anderson, 50%;

•

the vesting as of the separation date of the executive’s outstanding unvested restricted stock, restricted stock units and 2010 performance shares granted under the Stock Incentive Plan that were scheduled to vest within 12 months following the separation date (provided that the executive will receive a cash payment equal to one-half the value of his 2010 performance shares that are scheduled to vest in March 2013 if the separation date occurs on or prior to March 4, 2012);

•	the vesting as of the separation date of the executive’s outstanding phantom units granted under the Partnership Plan that were scheduled to vest within 12 months following the separation date; and

•	continued coverage under our medical benefit plans for the executive and his or her eligible dependents for up to one year following the separation date.

Each executive’s entitlement to the payments and benefits set forth in the applicable severance benefit agreement are subject to the executive’s execution of a waiver and release for Exterran Holdings’ benefit.

Change of Control Agreements

Certain of our executive officers, including our current Named Executive Officers, have entered into change of control agreements with Exterran Holdings. Exterran Holdings designed the change of control agreements to aid in the retention of its executives and promote continuity of management in the event of any actual or potential change of control. Each such agreement provides that if, during the 18-month period following a change of control (as defined in the change of control agreements), the executive’s employment is terminated other than for cause, death or disability, or the executive terminates his employment for good reason (in each case, a “Qualifying Termination”), then the executive will receive a lump sum payment in cash within 60 days after the date of termination consisting of the following:

•

an amount equal to the total of the executive’s earned but unpaid base salary through the date of termination, plus the executive’s target annual incentive bonus that would be payable to the executive for that year prorated to the date of termination, plus any earned but unpaid annual bonus for the prior year, plus any portion of the executive’s earned but unused vacation pay for that year;

•

an amount equal to two times (three times in the case of Mr. Childers) the executive’s current annual base salary and two times (three times in the case of Mr. Childers) the target annual incentive bonus award that would be payable to the executive for that year;

•

an amount equal to two times the total of the matching contributions that would have been credited to the executive under the Exterran 401(k) Plan and any other deferred compensation plan had the executive made the required amount of elective deferrals or contributions during the 12-month period immediately preceding the month of the executive’s date of termination;

•	any amount previously deferred, or earned but not paid, by the executive under the incentive and nonqualified deferred compensation plans or programs as of the date of termination;

•

for a period of up to two years following the executive’s date of termination, company-paid medical and welfare benefits for the executive and/or the executive’s family equal to those benefits that would have been provided to such executive if the executive’s employment had not been terminated;

•

all stock options, restricted stock, restricted stock units or other stock-based awards, and all common units, unit appreciation rights, unit awards or other unit-based awards and all cash-based incentive awards held by the executive that are not vested, will vest; and

•

in the event that any payment or distribution Exterran Holdings makes to or for the benefit of the executive would be subject to a federal excise tax, Messrs. Anderson, Schlanger and Wayne, whose change of control agreements predate Exterran Holdings’ policy to no longer include tax gross-ups in such agreements, are entitled to receive an additional gross-up payment; under the terms of their change of control agreements, neither Mr. Childers nor Mr. Kishkill is entitled to receive any additional gross-up payment.

All payments to a Named Executive Officer under his change of control agreement are to be made in exchange for a commitment from the executive to not (1) disclose Exterran Holdings’ confidential information during the two-year period following the termination of the executive’s employment, (2) employ or seek to employ any of Exterran Holdings’ key employees or solicit or encourage any such key employee to terminate his or her employment with Exterran Holdings during the two-year period following the termination of the executive’s employment or (3) engage in a competitive business for a period of two years following the executive’s termination.

Vesting of Equity-Based Incentives upon a Change of Control

Pursuant to the terms of the applicable award agreements for each Named Executive Officer, for all Exterran Holdings’ stock options, restricted stock and restricted stock units awarded beginning in 2010, upon a change of control that is not followed by a Qualifying Termination, only the portion of the award that would have vested on the next vesting date will fully vest as of the date of the change of control, and the remaining portion of the award will continue to be subject to the original vesting schedule. Pursuant to the terms of the applicable award agreements for each Named Executive Officer, Exterran Holdings’ performance shares vest upon a change of control only if such change of control is followed by a Qualifying Termination.

Additionally, the Partnership Plan provides that, upon a change of control (as defined in the Partnership Plan), all awards of phantom units (including the related DERs) and unit options automatically vest and become payable or exercisable, as the case may be. The Partnership Plan does not require that the recipient of awards under the Partnership Plan have his or her employment with us or Exterran GP LLC terminate following such change of control in order for automatic vesting to occur. This feature was incorporated into the Partnership Plan and the awards under the Partnership Plan because it was consistent with the long-term incentive plans of other publicly-traded partnerships, reflecting their relatively unique situations as controlled publicly-traded entities with few of their own officers or employees.

Payments Made Under Mr. Danner’s Separation Agreement

Under the terms of his separation agreement with Exterran Holdings, upon his departure on October 31, 2011, Mr. Danner was entitled to (i) a lump sum cash severance payment of $1,225,000, (ii) full vesting of all of his unvested Exterran Holdings’ restricted stock, Exterran Holdings’ 2010 performance shares and our phantom units, and (iii) for up to five years following termination, continued coverage under Exterran Holdings’ medical benefit plans for him and his family. These severance payments and benefits are further described in the Summary Compensation Table for 2011, above.

Potential Payments upon Termination or Change of Control

The following tables reflect the potential payments to which the current Named Executive Officers would be entitled upon a theoretical change of control or termination of employment occurring on December 30, 2011, the last business day of 2011. The amounts shown assume an Exterran Holdings common stock value of $9.10 per share and a Partnership common unit value of $20.15 per unit (the December 30, 2011 closing prices, respectively). The actual amounts to be paid out to executives upon termination can only be determined at the time of each Named Executive Officer’s termination.

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)	Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
D. Bradley Childers
Cash Severance(3)	—	867,500	—	2,480,000
Stock Options(4)	—	—	—	—
Restricted Stock(5)	1,033,533	395,477	395,477	1,033,533
Phantom Units(6)	322,511	147,833	322,511	322,511
Performance Shares(7)	134,862	42,506	—	85,012
Benefits and Perquisites(8)	—	13,411	—	49,624
Total Pre-Tax Benefit	1,490,906	1,466,727	717,988	3,970,680

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)	Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
J. Michael Anderson
Cash Severance(3)	—	748,250	—	1,496,500
Stock Options(4)	—	—	—	—
Restricted Stock(5)	266,557	147,466	147,466	266,557
Phantom Units(6)	157,052	99,584	157,052	157,052
Performance Shares(7)	142,033	42,506	—	85,012
Benefits and Perquisites(8)	—	13,411	—	52,526
Tax Gross-ups	—	—	—	—
Total Pre-Tax Benefit	565,642	1,051,217	304,518	2,057,647

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)	Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
Joseph G. Kishkill
Cash Severance(3)	—	697,000	—	1,394,000
Stock Options(4)	—	—	—	—
Restricted Stock(5)	251,378	138,093	138,093	251,378
Phantom Units(6)	133,584	84,898	133,584	133,584
Performance Shares(7)	134,862	42,506	—	85,012
Benefits and Perquisites(8)	—	13,151	—	43,452
Total Pre-Tax Benefit	519,824	975,648	271,677	1,907,426

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)	Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
Daniel K. Schlanger
Cash Severance(3)	—	666,250	—	1,332,500
Stock Options(4)	—	—	—	—
Restricted Stock(5)	208,472	108,190	108,190	208,472
Phantom Units(6)	115,678	68,681	115,678	115,678
Performance Shares(7)	134,862	42,506	—	85,012
Benefits and Perquisites(8)	—	13,747	—	53,386
Tax Gross-ups	—	—	—	—
Total Pre-Tax Benefit	459,012	899,374	223,868	1,795,048

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)	Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
Donald C. Wayne
Cash Severance(3)	—	538,125	—	1,076,250
Stock Options(4)	—	—	—	—
Restricted Stock(5)	207,935	92,729	92,729	207,935
Phantom Units(6)	74,242	42,929	74,242	74,242
Performance Shares(7)	—	—	—	—
Benefits and Perquisites(8)	—	13,411	—	47,540
Tax Gross-ups	—	—	—	—
Total Pre-Tax Benefit	282,177	687,194	166,971	1,405,967

(1)	“Disability” is defined (a) with respect to awards of Exterran Holdings’ stock options, restricted stock and performance shares, in the Stock Incentive Plan and (b) with respect to awards of phantom units, in our form of award agreement for phantom units.

(2)	“Cause” and “Good Reason” each are defined in the severance benefit agreements.

(3)	The amounts included in this row represent (i) in the case of termination without cause or resignation with good reason, an amount equal to the executive’s base salary in effect on December 31, 2011, plus the amount of the executive’s 2011 target annual incentive bonus, plus 50% of the executive’s 2011 target annual incentive bonus, and (ii) in the case of a change of control with a Qualifying Termination, the executive’s 2011 target annual incentive bonus, prorated to the date of termination, plus two times (three times in the case of Mr. Childers) the sum of the executive’s base salary in effect on December 31, 2011 and the executive’s 2011 target annual incentive bonus.

(4)	The amounts included in this row represent the value of options to purchase Exterran Holdings’ common stock. The number of options currently unvested and outstanding at year end for each Named Executive Officer is provided in the Outstanding Equity Awards at Fiscal Year-End for 2011 table above, and the value of such awards has been calculated using the market closing price of Exterran Holdings’ common stock on December 30, 2011.

(5)	The amounts included in this row represent the value of Exterran Holdings’ restricted stock. The number of restricted shares that are unvested and outstanding at year end for each Named Executive Officer is provided in the Outstanding Equity Awards at Fiscal Year-End for 2011 table above, and the value of such awards has been calculated using the market closing price of Exterran Holdings’ common stock on December 30, 2011.

(6)

The amounts included in this row represent the value of Partnership phantom units (including the related DERs). The number of phantom units that are unvested and outstanding at year end for each Named Executive Officer is provided in the Outstanding Equity Awards at Fiscal Year-End for 2011 table above, and the value of such awards has been calculated using the market closing price of our common units on December 30, 2011, with the DERs accumulated through December 31, 2011 added to the phantom unit values.

(7)	The amounts included in this row represent the value of Exterran Holdings’ performance shares that have not vested as of December 31, 2011. The number of performance shares currently unvested and outstanding at year end for each Named Executive Officer is provided in the Outstanding Equity Awards at Fiscal Year-End for 2011 table above, and the value of such awards has been calculated using the market closing price of Exterran Holdings’ common stock on December 30, 2011. Under the terms of the severance benefit agreements, if an executive is terminated on or prior to March 4, 2012, he will receive a cash payment equal to one-half the value of his Exterran Holdings’ 2010 performance shares.

(8)	The amounts included in this row represent each Named Executive Officer’s right to the payment of (a) in the event of a termination without Cause or voluntary resignation for Good Reason, medical benefit premiums for a one-year period and (b) in the event of a change of control followed by a Qualifying Termination, medical benefit premiums and the 401(k) Plan and deferred compensation plan matching contributions for a two-year period.

Compensation of Directors

Retainers and Fees

Only the independent members of Exterran GP LLC’s board of directors receive compensation for their service as directors. Messrs. Anderson, Childers, Miller and Schlanger, who are executive officers of Exterran GP LLC, serve on the board of directors but receive no compensation for such service. Exterran GP LLC’s board of directors has implemented a program of cash and equity compensation for its independent directors, consisting of:

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

During the year ended December 31, 2011, the non-employee directors of Exterran GP LLC earned compensation as set forth below:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	DERs ($)	Total ($)
James G. Crump	79,500	40,016	8,761	128,277
G. Stephen Finley	71,500	40,016	8,761	120,277
Edmund P. Segner, III	63,500	40,016	3,701	107,217

(1)	The amounts included in this column represent the grant date fair value related to awards of phantom units, calculated in accordance with ASC 718.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Finley, Crump and Segner served on our compensation committee during 2011. There are no matters relating to interlocks or insider participation that we are required to report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 with respect to the compensation plans under which our common units are authorized for issuance, aggregated as follows:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders(1)	—	(2)	—	858,947

Total	—		—	858,947

(1)	For more information about our Long-Term Incentive Plan, which did not require approval by our unitholders, please read Item 11 (“Executive Compensation — Compensation Discussion and Analysis — Other Compensation Programs — Exterran Partners Long-Term Incentive Plan”) of this report.

(2)	Does not include 75,267 phantom units outstanding as of December 31, 2011. Upon vesting, phantom units are payable in common units or cash, in the discretion of our compensation committee.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 16, 2012, with respect to persons known to us to be the beneficial owners of more than five percent of our outstanding limited partner units. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.

Name and Address of Beneficial Owner	Common Units Beneficially Owned	Percent of Common Units Beneficially Owned(1)
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(2) 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	4,453,468	12%
Exterran Holdings, Inc. 16666 Northchase Drive Houston, TX 77060	12,495,391	34%

(1)	As a percentage of the total limited partner interest. When taking into consideration the 2% general partner interest, the percentages reflected in this column are 12% and 35% (including the general partner interest), respectively.

(2)	Based solely on a review of the Schedule 13G/A jointly filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne on January 24, 2012.

Security Ownership of Management

The following table sets forth information as of February 16, 2012, with respect to our common units beneficially owned by Exterran GP LLC’s directors, Named Executive Officers and all of our current directors and executive officers as a group. Each beneficial owner has sole voting and investment power with respect to all the units attributed to him.

Name of Beneficial Owner	Units Owned Directly	Phantom Units(1)	Total Ownership	Percent of Class
Named Executive Officers
D. Bradley Childers	3,444	3,514	6,958	*
Ernie L. Danner(2)	133,723	—	133,723	*
J. Michael Anderson	12,400	4,041	16,441	*
Michael J. Aaronson	1,375	—	1,375	*
Joseph G. Kishkill	3,349	3,514	6,863	*
Daniel K. Schlanger	12,325	2,868	15,193	*
Donald C. Wayne	5,969	1,799	7,768	*
Directors
James G. Crump	9,262	—	9,262	*
G. Stephen Finley	8,869	—	8,869	*
David S. Miller	10,541	3,882	14,423	*
Edmund P. Segner, III	3,859	—	3,859	*
All current directors and executive officers as a group (11 persons)	73,498	21,154	94,652	*

*	Less than 1%.

(1)	Only includes phantom units that vest within 60 days of February 16, 2012.

(2)	Ownership information is as of February 1, 2012.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Distributions and Payments to Our General Partner and its Affiliates

As of December 31, 2011, Exterran and its subsidiaries owned 12,495,391 common units, which constitutes 33% of the limited partner interest in us, and 757,722 general partner units, which constitute the entire 2% general partner interest in us. Exterran Holdings is, therefore, a “related person” relative to us under SEC regulations, and we believe that Exterran Holdings has and will have a direct and indirect material interest in its various transactions with us.

The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the ongoing operation of Exterran Partners, L.P.

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98% to our unitholders on a pro rata basis, including our general partner and its affiliates, as the holders of 12,495,391 common units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, then our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

During the year ended December 31, 2011, our general partner and its affiliates received aggregate distributions of approximately $4.0 million on their general partner units, including distributions on our general partner’s incentive distribution rights, $26.8 million on their limited partner units. On February 14, 2012, our general partner and its affiliates received a quarterly distribution with respect to the period from October 1, 2011 to December 31, 2011, of approximately $1.2 million on their general partner units, including distributions on our general partner’s incentive distribution rights, and $6.2 million on their common units.

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

June 2011 Contract Operations Acquisition

In connection with the June 2011 Contract Operations Acquisition, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us. In addition, the acquired assets included 207 compressor units, comprising approximately 98,000 horsepower previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services pursuant to a long-term services agreement. In connection with this acquisition, we assumed $159.4 million of Exterran Holdings’ debt, paid $62.2 million in cash and issued approximately 51,000 general partner units to our general partner. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs.

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

Non-competition

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings has agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations service customers of Exterran Holdings. Compression services are defined to include the provision of natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service, gas processing operations services and operating, maintenance, service, repairs or overhauls of compression equipment owned by third parties. In addition, under the Omnibus Agreement, we have agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also contract operations service customers of ours.

At the time of execution of the Omnibus Agreement with Exterran Holdings, some of our customers were also contract operations services customers of Exterran Holdings, which we refer to as overlapping customers. We and Exterran Holdings have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of execution of the Omnibus Agreement, each being referred to as a “Partnership site” or “Exterran site.” After the date of the agreement, if an overlapping customer requests contract operations services at a Partnership site or an Exterran site, whether in addition to or in replacement of the equipment existing at such site on the date of the agreement, we will be entitled to provide contract operations services if such overlapping customer is a previously specified customer of ours (a “Partnership overlapping customer”), and Exterran Holdings will be entitled to provide such contract operations services if such overlapping customer is a previously specified customer of Exterran Holdings (an “Exterran overlapping customer”). Additionally, any additional contract operations services provided to a Partnership overlapping customer will be provided by us and any additional services provided to an Exterran overlapping customer will be provided by Exterran Holdings.

Exterran Holdings also has agreed that new customers for contract compression services (neither our customers nor customers of Exterran Holdings for U.S. contract compression services) are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with us, then Exterran Holdings may provide compression services to the new customer. In the event that either we or Exterran Holdings enter into a contract to provide compression services to a new customer, either we or Exterran Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Exterran Holdings at the time of entry into the Omnibus Agreement.

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

Unless the Omnibus Agreement is terminated earlier due to a change of control of our general partner or the removal or withdrawal of our general partner, or from a change of control of Exterran Holdings, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2013 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at the sites at which we are providing contract operations services to them at the time of the change of control.

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, Exterran Holdings has agreed to indemnify us, for a three-year period following each applicable asset acquisition from Exterran Holdings, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the acquired assets that occur before the acquisition date. Exterran Holdings’ maximum liability for environmental indemnification obligations under the Omnibus Agreement cannot exceed $5 million, and Exterran Holdings will not have any obligation under the environmental or any other indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify

Exterran Holdings against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Exterran Holdings is not required to indemnify us.

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-acquisition operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the year ended December 31, 2011, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we are permitted to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the year ended December 31, 2011, we purchased $7.6 million of new compression equipment from Exterran Holdings.

Transfer, Exchange or Lease of Compression Equipment with Exterran Holdings

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to transfer, exchange or lease compression equipment between Exterran Holdings and us, such equipment may be so transferred, exchanged or leased if it will not cause us to breach any existing contracts or to suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs.

In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it; (2) agree to lease such compression equipment from the transferor; or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. Unless the Omnibus Agreement is terminated earlier as discussed above, the transfer of compression equipment provisions described above will terminate on December 31, 2013.

During the year ended December 31, 2011, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 394 compressor units, totaling approximately 173,800 horsepower with a net book value of approximately $76.6 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 347 compressor units, totaling approximately 138,700 horsepower with a net book value of approximately $68.8 million. During the year ended December 31, 2011, we recorded capital distributions of approximately $7.8 million related to the differences in net book value on the compression equipment that was exchanged with us. No customer service agreements were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, Exterran Holdings paid to us a nominal amount for the difference in fair value of the equipment in connection with the transfer. The units we transferred to Exterran Holdings were being utilized to provide services to customers of Exterran Holdings on the date of the transfer, and prior to the transfer had been leased by Exterran Holdings from us.

For the year ended December 31, 2011, we had revenues of $1.0 million from Exterran Holdings related to the lease of our compression equipment and cost of sales of $14.4 million with Exterran Holdings related to the lease by us of its compression equipment.

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

Costs incurred by Exterran Holdings directly attributable to us are charged to us in full. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among us and Exterran Holdings’ other operations. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense for the year ended December 31, 2011 is $35.9 million of indirect costs incurred by Exterran Holdings.

Exterran Holdings has agreed that, for a period that will terminate on December 31, 2012, our obligation to reimburse Exterran Holdings for (1) any cost of sales that it incurs in the operation of our business will be capped at an amount equal to $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly); and (2) any SG&A costs allocated to us will be capped at $9.0 million per quarter (after taking into account any such costs that we incur and pay directly). These caps may be subject to increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the year ended December 31, 2011, our cost of sales exceeded the cap by $26.5 million, and our SG&A expenses exceeded the cap by $5.9 million. The excess amount over the cap is being accounted for as a capital contribution.

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

Review, Approval or Ratification of Transactions with Related Persons

The related person transactions in which we engaged in 2011 were typically of a recurring, ordinary course nature and were previously made known to our board of directors and generally were of the sort contemplated by the Omnibus Agreement. While we do not have formal, specified policies or procedures for the review, approval or ratification of transactions required to be reported under paragraph (a) of Regulation S-K Item 404, as related person transactions may result in potential conflicts of interest among management and board-level decision makers, our partnership agreement does set forth procedures that the board of directors may utilize in connection with resolutions of potential conflicts of interest, including the referral of such matters to an independent conflicts committee for its review and approval or disapproval of such matters.

Our board of directors has established a conflicts committee to carry out certain duties set forth in our partnership agreement and the Omnibus Agreement, and to carry out any other duties delegated by the board of directors that involve or relate to conflicts of interests between us and Exterran Holdings, including its operating subsidiaries.

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

During the years ended December 31, 2011 and 2010, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, were billed to Exterran Holdings and then charged to us. The services rendered during both the years ended December 31, 2011 and 2010 were for the audit of our annual financial statements and work related to registration statements and were approximately $0.5 million and $0.4 million, respectively. All of the fees during each of the years ended December 31, 2011 and 2010 were “Audit Fees,” and none of those fees constituted “Audit-Related Fees,” “Tax Fees” or “All Other Fees,” in each case, as such terms are defined by the SEC.

In considering the nature of the services provided by Deloitte & Touche LLP, the audit committee of our board of directors determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

All services performed by the independent registered public accounting firm during 2011 and 2010 were approved in advance by the audit committee of our board of directors. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to our audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair, or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report.

1. Financial Statements.    The following financial statements are filed as a part of this report.

2. Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are not required under the relevant instructions.

3. Exhibits

Exhibit No.	Description

2.1	Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.2	Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2	Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

3.4	Certificate of Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006

Exhibit No.	Description

3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1	Indenture, dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 ABS facility consisting of $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009

4.2	Series 2009-1 Supplement, dated as of October 13, 2009, to Indenture dated as of October 13, 2009, by and between EXLP ABS 2009 LLC, as Issuer, EXLP ABS Leasing 2009 LLC and Wells Fargo Bank, National Association, as Indenture Trustee, with respect to the $150,000,000 of Series 2009-1 Notes, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on October 19, 2009

10.1	Second Amended and Restated Omnibus Agreement, dated November 5, 2009, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2	First Amendment to Second Amended and Restated Omnibus Agreement, dated August 11, 2010, by and among Exterran Partners, L.P., Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.3	Third Amended and Restated Omnibus Agreement, dated June 10, 2011, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.4	Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.5	Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

Exhibit No.	Description

10.6	Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.7†	Universal Compression Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006

10.8†	First Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008

10.9†	Second Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2008

10.10†	Third Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.11†	Form of Grant of Phantom Units, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006

10.12†	Form of Grant of Options, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006

10.13†	Form of Amendment to Grant of Options, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.14†	Form of Amendment No. 2 to Grant of Options, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 30, 2008

10.15†	Form of Amendment No. 3 to Grant of Options, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.16†	Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.17†	Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs for Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

21.1*	List of Subsidiaries of Exterran Partners, L.P.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1**	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.2**	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Pro forma financial information

101.1***	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished, not filed.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to any liability under those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Exterran Partners, L.P.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2011 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2012 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Houston, Texas

February 23, 2012

EXTERRAN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5	$50
Accounts receivable, trade, net of allowance of $985 and $1,232, respectively	33,275	24,550
Due from affiliates, net	4,383	3,759

Total current assets	37,663	28,359
Property, plant and equipment	1,219,605	953,759
Accumulated depreciation	(412,553)	(316,806)

Net property, plant and equipment	807,052	636,953
Goodwill	124,019	124,019
Interest rate swaps	—	5,769
Intangibles and other assets, net	22,271	18,245

Total assets	$991,005	$813,345

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$—	$166
Accrued liabilities	12,224	9,347
Accrued interest	1,278	983
Current portion of interest rate swaps	3,040	3,112

Total current liabilities	16,542	13,608
Long-term debt	545,500	449,000
Interest rate swaps	5,197	—

Total liabilities	567,239	462,608
Commitments and contingencies (Note 13)
Partners’ capital:
Limited partner units:
Common units, 37,308,402 and 27,363,451 units issued, respectively	420,960	379,748
Subordinated units, zero and 4,743,750 units issued and outstanding, respectively	—	(30,702)
General partner units, 2% interest with 757,722 and 653,318 equivalent units issued and outstanding, respectively	12,877	10,638
Accumulated other comprehensive loss	(9,313)	(8,673)
Treasury units, 33,811 and 15,756 common units, respectively	(758)	(274)

Total partners’ capital	423,766	350,737

Total liabilities and partners’ capital	$991,005	$813,345

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Revenue — third parties	$307,243	$236,719	$180,688
Revenue — affiliates	1,031	917	1,041

Total revenues	308,274	237,636	181,729

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	162,925	124,242	83,480
Depreciation and amortization	67,930	52,518	36,452
Long-lived asset impairment	1,060	24,976	3,151
Selling, general and administrative — affiliates	39,380	34,830	24,226
Interest expense	30,400	24,037	20,303
Other (income) expense, net	(392)	(314)	(1,208)

Total costs and expenses	301,303	260,289	166,404

Income (loss) before income taxes	6,971	(22,653)	15,325
Income tax expense	918	680	541

Net income (loss)	$6,053	$(23,333)	$14,784

General partner interest in net income (loss)	$3,005	$1,091	$1,354

Common units interest in net income (loss)	$2,723	$(19,257)	$9,137

Subordinated units interest in net income (loss)	$325	$(5,167)	$4,293

Weighted average common units outstanding:
Basic	31,390	21,360	13,461

Diluted	31,403	21,360	13,477

Weighted average subordinated units outstanding:
Basic	3,747	5,731	6,325

Diluted	3,747	5,731	6,325

Earnings (loss) per common unit:
Basic	$0.09	$(0.90)	$0.68

Diluted	$0.09	$(0.90)	$0.68

Earnings (loss) per subordinated unit:
Basic	$0.09	$(0.90)	$0.68

Diluted	$0.09	$(0.90)	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$6,053	$(23,333)	$14,784
Other comprehensive income (loss):
Interest rate swaps gain (loss)	(10,891)	4,525	2,052
Amortization of payments to terminate interest rate swaps	10,251	1,659	—

Total other comprehensive income (loss)	(640)	6,184	2,052

Comprehensive income (loss)	$5,413	$(17,149)	$16,836

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

	Partners’ Capital								Accumulated Other Comprehensive Loss
	Common Units		Subordinated Units		General Partner Units		Treasury Units
	$	Units	$	Units	$	Units	$	Units		Total
Balance, December 31, 2008	$221,090	12,767,462	$(35,518)	6,325,000	$6,805	389,642	$—	—	$(16,909)	$175,468
Issuance of units to Exterran Holdings, Inc. for a portion of its U.S. contract operations business	82,722	4,739,927			1,685	96,601				84,407
Issuance of units for vesting of phantom units		34,576								—
Treasury units purchased							(108)	(8,426)		(108)
Transaction costs for registration of units	(24)		(11)							(35)
Contribution of capital	7,749		9,901		361					18,011
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(143)		(159)		(10)					(312)
Cash distributions	(23,651)		(11,700)		(1,738)					(37,089)
Unit-based compensation expense	955									955
Other	175									175
Interest rate swap gain									2,052	2,052
Net income	9,137		4,293		1,354					14,784

Balance, December 31, 2009	$298,010	17,541,965	$(33,194)	6,325,000	$8,457	486,243	$(108)	(8,426)	$(14,857)	$258,308
Issuance of common units for vesting of phantom units		33,373								—
Treasury units purchased							(166)	(7,330)		(166)
Transaction costs for the public offering of common units by Exterran Holdings	(192)									(192)
Transaction costs for conversion of subordinated units	(25)									(25)
Conversion of subordinated units to common units	(8,721)	1,581,250	8,721	(1,581,250)						—
Issuance of units to Exterran Holdings for a portion of its U.S. contract operations business	125,043	8,206,863			2,548	167,075				127,591
Contribution of capital	21,401		10,316		928					32,645
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(558)		(385)		(29)					(972)
Cash distributions	(37,140)		(10,993)		(2,357)					(50,490)
Unit-based compensation expense	1,187									1,187
Interest rate swap gain									4,525	4,525
Amortization of payments to terminate interest rate swaps									1,659	1,659
Net income (loss)	(19,257)		(5,167)		1,091					(23,333)

Balance, December 31, 2010	$379,748	27,363,451	$(30,702)	4,743,750	$10,638	653,318	$(274)	(15,756)	$(8,673)	$350,737
Issuance of common units for vesting of phantom units		67,026								—
Treasury units purchased							(484)	(18,055)		(484)
Transaction costs for conversion of subordinated units	(71)									(71)
Conversion of subordinated units to common units	(29,556)	4,743,750	29,556	(4,743,750)						—
Net proceeds from issuance of common units	127,672	5,134,175								127,672
Proceeds from sale of general partner units to Exterran Holdings					1,316	53,431				1,316
Transaction costs for the registration of units by Exterran Holdings	(78)									(78)
Transaction costs for the public offering of common units by Exterran Holdings	(261)									(261)
Acquisition of a portion of Exterran Holdings U.S. contract operations business	(24,655)				767	50,973				(23,888)
Contribution of capital	23,951		9,158		1,174					34,283
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(709)				(43)					(752)
Cash distributions	(58,319)		(8,337)		(3,980)					(70,636)
Unit-based compensation expense	515									515
Interest rate swap loss									(10,891)	(10,891)
Amortization of payments to terminate interest rate swaps									10,251	10,251
Net income	2,723		325		3,005					6,053

Balance, December 31, 2011	$420,960	37,308,402	$—	—	$12,877	757,722	$(758)	(33,811)	$(9,313)	$423,766

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$6,053	$(23,333)	$14,784
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	67,930	52,518	36,452
Long-lived asset impairment	1,060	24,976	3,151
Amortization of debt issuance cost	1,327	1,180	457
Amortization of fair value of acquired interest rate swaps	—	111	149
Amortization of payments to terminate interest rate swaps	10,251	1,659	—
Unit-based compensation expense	532	1,209	811
Provision for doubtful accounts	83	1,292	627
Gain on sale of compression equipment	(919)	(667)	(2,011)
Changes in assets and liabilities:
Accounts receivable, trade	(8,808)	(2,632)	2,121
Other assets	—	—	94
Accounts payable, trade	(166)	166	(163)
Interest rate swaps	—	(13,561)	—
Other liabilities	2,747	764	(536)

Net cash provided by operating activities	80,090	43,682	55,936

Cash flows from investing activities:
Capital expenditures	(50,250)	(28,113)	(17,893)
Payment to Exterran Holdings for a portion of the June 2011 Contract Operations Acquisition	(62,217)	—	—
Proceeds from the sale of compression equipment	2,940	1,370	4,457
(Increase) decrease in restricted cash	—	431	(431)
(Increase) decrease in amounts due from affiliates, net	3,064	(2,730)	6,445

Net cash used in investing activities	(106,463)	(29,042)	(7,422)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	557,500	471,000	76,750
Repayments of long-term debt	(620,434)	(454,500)	(100,200)
Distributions to unitholders	(70,636)	(50,490)	(37,089)
Net proceeds from issuance of common units	127,672	—	—
Net proceeds from sale of general partner units	1,316	—	—
Payments for debt issue costs	(1,003)	(4,064)	—
Purchase of treasury units	(484)	(166)	(108)
Capital contribution from limited partners and general partner	32,397	24,720	7,799
Increase (decrease) in amounts due to affiliates, net	—	(1,293)	1,293

Net cash provided by (used in) financing activities	26,328	(14,793)	(51,555)

Net decrease in cash and cash equivalents	(45)	(153)	(3,041)
Cash and cash equivalents at beginning of period	50	203	3,244

Cash and cash equivalents at end of period	$5	$50	$203

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,527	$22,134	$19,696

Cash paid for taxes, net	$223	$620	$104

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$9,606	$2,838	$5,967

Non-cash capital contribution for contract operations equipment acquired/exchanged, net	$183,643	$126,911	$141,745

Intangible assets allocated in acquisitions	$6,400	$5,864	$5,746

Debt assumed in acquisitions	$159,434	$—	$57,200

Non-cash capital distribution due to the June 2011 Contract Operations Acquisition	$24,655	$—	$—

Common units issued to limited partner in acquisitions	$—	$125,043	$82,722

General partner units issued in acquisitions	$767	$2,548	$1,685

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Organization

Exterran Partners, L.P., together with its subsidiaries (“we” or the “Partnership”), is a publicly held Delaware limited partnership formed on June 22, 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements. As of December 31, 2011, public unitholders held a 65% ownership interest in us and Exterran Holdings, Inc. (“Exterran Holdings”) owned our remaining equity interests, including the general partner interests and all of our incentive distribution rights.

Exterran General Partner, L.P. is our general partner and an indirect wholly-owned subsidiary of Exterran Holdings. As Exterran General Partner, L.P. is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC make decisions on our behalf.

Nature of Operations

Natural gas compression is a mechanical process whereby the pressure of a volume of natural gas is increased to a desired higher pressure for transportation from one point to another, and is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including: (i) at the wellhead; (ii) throughout gathering and distribution systems; (iii) into and out of processing and storage facilities; and (iv) along intrastate and interstate pipelines. We also own and operate a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services pursuant to a long-term services agreement.

Principles of Consolidation

The accompanying consolidated financial statements include us and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consisted of cash restricted for use to pay for expenses incurred under our asset-backed securitization facility, which terminated in November 2010. Restricted cash is presented separately from cash and cash equivalents in the statement of cash flows.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenue from contract operations is recorded when earned, which generally occurs monthly at the time the monthly service is provided to customers in accordance with the contracts.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. We believe that the credit risk in cash investments that we have with financial institutions is minimal. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the world. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of the services we provide them and the terms of our contract operations customer service agreements.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. These uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2011, 2010 and 2009, our bad debt expense was $0.1 million, $1.3 million and $0.6 million, respectively. During the year ended December 31, 2009, one customer accounted for 11% of our total revenue. No other customer individually accounted for 10% or more of our total revenue for the years ended December 31, 2011, 2010 and 2009.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives for compression equipment as of December 31, 2011 were 15 to 30 years. Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that increase the value or extend the life of compressor units are capitalized and depreciated over the estimated useful life of up to seven years. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $65.9 million, $51.1 million and $35.8 million, respectively.

Long-Lived Assets

We review for impairment of long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. Identifiable intangibles are amortized over the assets’ estimated useful lives.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually or whenever events indicate impairment may have occurred.

Intangible assets and deferred debt issuance costs consisted of the following (in thousands):

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred debt issuance costs	$6,828	$(1,527)	$5,825	$(199)
Customer- related (14-18 year life)	20,078	(3,193)	13,678	(1,278)
Contract based (7-9 year life)	1,210	(1,125)	1,210	(991)

Intangible assets and deferred debt issuance costs	$28,116	$(5,845)	$20,713	$(2,468)

Amortization of deferred debt issuance costs totaled $1.3 million, $1.2 million and $0.5 million in 2011, 2010 and 2009, respectively, and is recorded to interest expense in our consolidated statements of operations. Amortization expense for finite life intangible assets totaled $2.0 million, $1.4 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2012	$2,234
2013	2,021
2014	1,823
2015	1,645
2016	1,483
Thereafter	7,764

Total	$16,970

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

Income Taxes

As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us generally flow through to our unitholders. However, some states impose an entity-level income tax on partnerships, including

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

us. For the years ended December 31, 2011, 2010 and 2009, we recorded income tax expense of approximately $0.9 million, $0.7 million and $0.5 million, respectively, related to state income taxes.

Segment Reporting

ASC 280, “Segment Reporting,” establishes standards for entities to report information about the operating segments and geographic areas in which they operate. We only operate in one segment and all of our operations are located in the U.S.

Fair Value of Financial Instruments

Our financial instruments consist of cash, trade receivables and payables, interest rate swaps and long-term debt. At December 31, 2011 and 2010, the estimated fair values of those financial instruments approximated their carrying values as reflected in our consolidated balance sheets. The fair value of our debt has been estimated based on similar debt transactions that occurred near the valuation dates.

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

When computing earnings per common and subordinated unit under the two-class method in periods when distributions are greater than earnings, the amount of the incentive distribution rights, if any, is deducted from net income and allocated to our general partner for the period to which the calculation relates. The remaining amount of net income, after deducting the incentive distribution rights, is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net losses.

When computing earnings per common and subordinated unit under the two-class method in periods when earnings are greater than distributions, earnings are allocated to the general partner, common and subordinated

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The potentially dilutive securities issued by us include phantom units, which do not require an adjustment to the amount of net income (loss) used for dilutive earnings (loss) per common unit purposes. The table below indicates the potential common units that were included in computing the dilutive potential common units used in diluted earnings (loss) per common unit (in thousands):

	Years Ended December 31,
	2011	2010	2009
Weighted average common units outstanding — used in basic earnings (loss) per common unit	31,390	21,360	13,461
Net dilutive potential common units issuable:
Phantom units	13	**	16

Weighted average common units and dilutive potential common units — used in diluted earnings (loss) per common unit	31,403	21,360	13,477

**     Excluded from diluted earnings (loss) per common unit as the effect would have been anti-dilutive.

The table below indicates the potential number of common units that were excluded from net dilutive potential units of common units as their effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net dilutive potential common units issuable:
Phantom units	3	19	—

Net dilutive potential common units issuable	3	19	—

Reclassifications

Certain amounts in the prior financial statements have been reclassified to conform to the 2011 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2.	June 2011, August 2010 and November 2009 Contract Operations Acquisitions

In June 2011, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “June 2011 Contract Operations Acquisition”). In addition, the acquired assets included 207 compressor units, comprising approximately 98,000 horsepower previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 8 million

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cubic feet per day used to provide processing services pursuant to a long-term services agreement. At the date of acquisition, the acquired fleet assets had a net book value of $191.4 million, net of accumulated depreciation of $85.5 million. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, we assumed $159.4 million of Exterran Holdings’ debt, paid $62.2 million in cash and issued approximately 51,000 general partner units to our general partner.

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

In connection with this acquisition, we were allocated $4.5 million finite life intangible assets of Exterran Holdings’ North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. The amount of finite life intangible assets included in the November 2009 Contract Operations Acquisition is comprised of $4.3 million associated with customer relationships and $0.2 million associated with customer service agreements. These intangible assets are being amortized through 2024 and 2016, respectively, based on the present value of expected income to be realized from these assets.

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the June 2011 Contract

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operations Acquisition, the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities.

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the June 2011 Contract Operations Acquisition, the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisitions was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Unaudited Pro Forma Financial Information

Pro forma financial information for the years ended December 31, 2011, 2010 and 2009 has been included to give effect to the expansion of our compressor fleet and service contracts and addition of a natural gas processing plant as a result of the June 2011 Contract Operations Acquisition, the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition. The June 2011 Contract Operations Acquisition is presented in the pro forma financial information as though the transaction occurred as of January 1, 2010. The August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition are presented in the pro forma financial information as though the transactions occurred as of January 1, 2009. The unaudited pro forma financial information for the years ended December 31, 2011, 2010 and 2009 reflect the following transactions:

As related to the June 2011 Contract Operations Acquisition:

•	our acquisition in June 2011 of certain contract operations customer service agreements, compression equipment and a natural gas processing plant from Exterran Holdings;

•	our assumption of $159.4 million of Exterran Holdings’ long-term debt;

•	our payment of $62.2 million in cash to Exterran Holdings; and

•	our issuance of approximately 51,000 general partner units to our general partner.

As related to the August 2010 Contract Operations Acquisition:

•	our acquisition in August 2010 of certain contract operations customer service agreements and compression equipment from Exterran Holdings; and

•	our issuance of approximately 8.2 million common units and approximately 167,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.

As related to the November 2009 Contract Operations Acquisition:

•	our acquisition in November 2009 of certain contract operations customer service agreements and compression equipment from Exterran Holdings;

•	our assumption of $57.2 million of Exterran Holdings’ long-term debt;

•

our borrowing of $30.0 million under our asset-backed securitization facility and $28.0 million under our revolving credit facility and use of those proceeds to retire the debt assumed from Exterran Holdings; and

•	our issuance of approximately 4.7 million common units and approximately 97,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents unaudited pro forma financial information for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per unit amounts):

	Years Ended December 31,
	2011	2010	2009
Revenue	$334,071	$322,333	$286,393

Net income (loss)	$8,424	$(5,006)	$43,181

Basic earnings (loss) per common and subordinated limited partner unit	$0.15	$(0.20)	$1.27

Diluted earnings (loss) per common and subordinated limited partner unit	$0.15	$(0.20)	$1.27

Pro forma net income (loss) per limited partner unit is determined by dividing the pro forma net income (loss) that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All common units issued in connection with the August 2010 Contract Operations Acquisition and the November 2009 Contract Operations Acquisition were assumed to have been outstanding during the period in which the associated results of operations from each acquisition have been included. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to our general partner than to the holders of our common and subordinated units. The pro forma net earnings (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the year ended December 31, 2011. The pro forma net earnings (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional pro forma reduction of net income (loss) allocable to our limited partners of approximately $0.4 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively, which includes the amount of additional incentive distributions that would have occurred during the period.

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

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the terms under which we, Exterran Holdings, and our respective affiliates may transfer, exchange or lease compression equipment among one another;

•	the terms under which we may purchase newly-fabricated contract operations equipment from Exterran Holdings’ affiliates;

•	Exterran Holdings’ grant of a license of certain intellectual property to us, including our logo; and

•	Exterran Holdings’ obligation to indemnify us for certain liabilities and our obligation to indemnify Exterran Holdings for certain liabilities.

The Omnibus Agreement will terminate upon a change of control of our general partner or the removal or withdrawal of our general partner, and certain provisions of the Omnibus Agreement will terminate upon a change of control of Exterran Holdings.

Non-competition

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings has agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations services customers of Exterran Holdings. Compression services are defined to include the provision of natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service, gas processing operations services and operating, maintenance, service, repairs or overhauls of compression equipment owned by third parties. In addition, under the Omnibus Agreement, we have agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also contract operations services customers of ours.

At the time of execution of the Omnibus Agreement with Exterran Holdings, some of our customers were also contract operations services customers of Exterran Holdings, which we refer to as overlapping customers. We and Exterran Holdings have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the Omnibus Agreement, each being referred to as a “Partnership site” or an “Exterran site.” After the date of the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership site or an Exterran site, whether in addition to or in replacement of the equipment existing at such site on the date of the Omnibus Agreement, we will be entitled to provide contract operations services if such overlapping customer is a Partnership overlapping customer, and Exterran Holdings will be entitled to provide such contract operations services at other locations if such overlapping customer is an Exterran overlapping customer. Additionally, any additional contract operations services provided to a Partnership overlapping customer will be provided by us and any additional services provided to an Exterran overlapping customer will be provided by Exterran Holdings.

Exterran Holdings also has agreed that new customers for contract compression services (neither our customers nor customers of Exterran Holdings for U.S. contract compression services) are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with us, then Exterran Holdings may provide compression services to the new customer. In the event that either we or Exterran Holdings enter into a contract to provide compression services to a new customer, either we or Exterran Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Exterran Holdings on the date of the Omnibus Agreement.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unless the Omnibus Agreement is terminated earlier due to a change of control of our general partner or the removal or withdrawal of our general partner, or from a change of control of Exterran Holdings, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2013 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at the sites at which we are providing contract operations services to them at the time of the change of control.

Indemnification for Environmental and Related Liabilities

Under the Omnibus Agreement, Exterran Holdings has agreed to indemnify us, for a three-year period following each applicable asset acquisition from Exterran Holdings, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the acquired assets that occur before the acquisition date. Exterran Holdings’ maximum liability for environmental indemnification obligations under the Omnibus Agreement cannot exceed $5 million, and Exterran Holdings will not have any obligation under the environmental or any other indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify Exterran Holdings against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Exterran Holdings is not required to indemnify us.

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the years ended December 31, 2011 and 2010, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we are permitted to purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and our conflicts committee. During the years ended December 31, 2011 and 2010, we purchased $7.6 million and $9.8 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the equipment purchased during the years ended December 31, 2011 and 2010 was recorded in our consolidated balance sheet as property, plant and equipment of $6.8 million and $8.8 million, respectively, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $0.8 million and $1.0 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the years ended December 31, 2011 and 2010, Exterran Holdings contributed to us $9.6 million and $2.8 million, respectively, related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transfer, Exchange or Lease of Compression Equipment with Exterran Holdings

Pursuant to the Omnibus Agreement, in the event that Exterran Holdings determines in good faith that there exists a need on the part of Exterran Holdings’ contract operations services business or on our part to transfer, exchange or lease compression equipment between Exterran Holdings and us, such equipment may be so transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs.

In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it; (2) agree to lease such compression equipment from the transferor; or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. Unless the Omnibus Agreement is terminated earlier as discussed above, the transfer of compression equipment provisions described above will terminate on December 31, 2013.

During the year ended December 31, 2011, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 394 compressor units, totaling approximately 173,800 horsepower with a net book value of approximately $76.6 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 347 compressor units, totaling approximately 138,700 horsepower with a net book value of approximately $68.8 million, to us. During the year ended December 31, 2010, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 125 compressor units, totaling approximately 55,200 horsepower with a net book value of approximately $25.3 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 200 compressor units, totaling approximately 53,000 horsepower with a net book value of approximately $30.2 million, to us. During the year ended December 31, 2011, we recorded capital distributions of approximately $7.8 million related to the differences in net book value on the compression equipment that was exchanged with us. During the year ended December 31, 2010, we recorded capital contributions of approximately $4.9 million related to the differences in net book value on the compression equipment that was exchanged with us. No customer service agreements were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, Exterran Holdings paid to us a nominal amount for the difference in fair value of the equipment in connection with the transfers during the year ended December 31, 2011 and we paid a nominal amount to Exterran Holdings for the difference in fair value of the equipment in connection with the transfers during the year ended December 31, 2010. We recorded the compressor units received at the historical book basis of Exterran Holdings. The units we received from Exterran Holdings were being utilized to provide services to our customers on the date of the transfers and, prior to the transfers, had been leased by us from Exterran Holdings. The units we transferred to Exterran Holdings were either being utilized to provide services to customers of Exterran Holdings on the date of the transfers, and prior to the transfers had been leased by Exterran Holdings from us or were idle.

At December 31, 2011, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $14.9 million and $3.2 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we had revenues of $1.0 million, $0.9 million and $1.0 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the years ended December 31, 2011, 2010 and 2009, we had cost of sales of $14.4 million, $14.5 million and $11.1 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

Reimbursement of Operating and General and Administrative Expense

Exterran Holdings provides all operational staff, corporate staff and support services reasonably necessary to run our business. The services provided by Exterran Holdings may include, without limitation, operations, marketing,

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We are charged costs incurred by Exterran Holdings directly attributable to us. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings other operations and us. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our selling, general and administrative (“SG&A”) expense for the years ended December 31, 2011, 2010 and 2009 are $35.9 million, $27.2 million and $20.1 million, respectively, of indirect costs incurred by Exterran Holdings.

Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2012, our obligation to reimburse Exterran Holdings for: (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any cash SG&A costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). Cost of sales is capped at $21.75 per operating horsepower per quarter from July 30, 2008 through December 31, 2012. SG&A costs were capped at $6.0 million per quarter from July 30, 2008 through November 9, 2009, at $7.6 million per quarter from November 10, 2009 through June 9, 2011 and are capped at $9.0 million per quarter from June 10, 2011 through December 31, 2012. These caps may be subject to future adjustment or termination in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the years ended December 31, 2011 and 2010, our cost of sales exceeded the cap provided in the Omnibus Agreement by $26.5 million and $21.4 million, respectively. For the years ended December 31, 2011 and 2010, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $5.9 million and $3.3 million, respectively. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.

4.	Goodwill

We review the carrying value of our goodwill in the fourth quarter of every year, or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of our reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill.

A qualitative assessment is performed to determine whether it is more likely than not that the fair value of the reporting unit is impaired. If it is more likely than not, we perform a goodwill impairment test. We determine the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s earnings before interest, tax, depreciation and amortization. Significant estimates for our reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples. Changes in forecasts, cost of capital and market multiples could affect the estimated fair value of our reporting unit and result in a goodwill impairment charge in a future period.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management must apply judgment in determining the estimated fair value of our reporting unit for purposes of performing the annual goodwill impairment test. Management uses all available information to make this fair value determination, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.

For the years ended December 31, 2011, 2010 and 2009, we determined that there was no impairment of goodwill.

5.	Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2011	2010
Revolving credit facility due November 2015	$395,500	$299,000
Term loan facility due November 2015	150,000	150,000

Long-term debt	$545,500	$449,000

Revolving Credit Facility and Term Loan

In November 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “Credit Agreement”) to provide for a new five-year, $550.0 million senior secured credit facility consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. In March 2011, the revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million. Concurrent with the execution of the Credit Agreement in November 2010, we borrowed $304.0 million under the revolving credit facility and $150.0 million under the term loan and used the proceeds to (i) repay the entire $406.1 million outstanding under our previous senior secured credit facility, (ii) repay the entire $30.0 million outstanding under our asset-backed securitization facility and terminate that facility, (iii) pay $14.8 million to terminate the interest rate swap agreements to which we were a party and (iv) pay customary fees and other expenses relating to the facility. We incurred transaction costs of approximately $4.0 million related to the Credit Agreement. These costs were included in Intangible and other assets, net and are being amortized over the respective facility terms. As a result of the amendment and restatement of our Credit Agreement, we expensed $0.2 million of unamortized deferred financing costs associated with our refinanced debt, which is reflected in Interest expense in our consolidated statement of operations.

As of December 31, 2011, we had undrawn capacity of $154.5 million under our revolving credit facility.

The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2011, all amounts outstanding under the revolving credit facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of our revolving credit facility at December 31, 2011, excluding the effect of interest rate swaps, was 2.8%.

The term loan facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At December 31, 2011, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan at December 31, 2011 was 3.1%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Credit Agreement) and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. As discussed above, because the June 2011 Contract Operations Acquisition closed during the second quarter of 2011, our Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 during the quarter ended June 30, 2011 and continued at that level through December 31, 2011, reverting to 4.75 to 1.0 for the quarter ending March 31, 2012 and subsequent quarters. As of December 31, 2011, we maintained a 7.3 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers and debt issuances. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. As of December 31, 2011, we were in compliance with all financial covenants under the Credit Agreement.

Long-term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2011 are as follows (in thousands):

December 31, 2011
2012	$—
2013	—
2014	—
2015	545,500
2016	—
Thereafter	—

Total debt	$545,500

6.	Partners’ Equity, Allocations and Cash Distributions

Units Outstanding

All of our subordinated units were owned by a wholly-owned subsidiary of Exterran Holdings. As of both June 30, 2011 and 2010, we met the requirements under our partnership agreement for early conversion of 1,581,250 of these subordinated units into common units. Accordingly, in each of August 2011 and 2010,

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,581,250 subordinated units owned by Exterran Holdings converted into common units. As of September 30, 2011, we met the requirements under our partnership agreement for the end of the subordination period and, therefore, our remaining 3,162,500 subordinated units converted into common units in November 2011.

In June 2011, we completed the June 2011 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 51,000 general partner units to our general partner.

In May 2011, we sold, pursuant to a public underwritten offering, 5,134,175 common units representing limited partner interests in us, including 134,175 common units sold pursuant to an over-allotment option. The net proceeds from this offering of $127.7 million were used (i) to repay approximately $64.8 million of borrowings outstanding under the revolving credit facility and (ii) for general partnership purposes, including to fund a portion of the consideration for the June 2011 Contract Operations Acquisition from Exterran Holdings. In connection with this sale and as permitted under the partnership agreement, we issued approximately 53,000 general partner units to our general partner in consideration of the continuation of its approximate 2.0% general partner interest in us. Our general partner made a capital contribution to us in the amount of $1.3 million as consideration for such units.

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

In August 2010, we completed the August 2010 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 8.2 million common units and 167,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.

In November 2009, we completed the November 2009 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 4.7 million common units and 97,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.

Partners’ capital at December 31, 2011 consists of 37,274,591 common units outstanding representing a 98% effective ownership interest in us, and 757,722 general partner units representing a 2% general partner interest in us.

As of December 31, 2011, Exterran Holdings owned 12,495,391 common units and 757,722 general partner units, collectively representing a 35% interest in us.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Units

For quarters during the subordination period, which ended September 30, 2011, the common units had the right to receive distributions of available cash (as defined in the partnership agreement) from operating surplus in an amount equal to the minimum quarterly distribution of $0.35 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus were made on the subordinated units. The purpose of the subordinated units was to increase the likelihood that during the subordination period there was available cash to be distributed on the common units. At the end of the subordination period, the common units were not due any arrearages and all subordinated units had received full distributions.

For quarters following the end of the subordination period, the common units have the right to receive distributions of available cash (as defined in the partnership agreement) from operating surplus in an amount equal to the minimum quarterly distribution of $0.35 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters.

The common units have limited voting rights as set forth in our partnership agreement.

Subordinated Units

As of September 30, 2011, we met the requirements under our partnership agreement for the end of the subordination period and, therefore, our remaining 3,162,500 subordinated units converted into common units in November 2011.

For quarters during the subordination period, the subordinated units had no right to receive distributions of available cash from operating surplus until the common units received distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.35 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. No arrearages were to be paid to subordinated units.

The subordinated units had limited voting rights as set forth in our partnership agreement.

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

Cash Distributions

For quarters during the subordination period, which ended on September 30, 2011, we made distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

•

first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distributed for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•

second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distributed for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distributed for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter;

•	fourth, 98% to all common and subordinated unitholders, pro rata, and 2% to our general partner, until each unit had received a distribution of $0.4025;

•	fifth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit had received a distribution of $0.4375;

•	sixth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit had received a total of $0.525; and

•	thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

For quarters following the end of the subordination period, which ended on September 30, 2011, we make distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

•

first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

•	second, 98% to common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	third, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2009, 2010 and 2011:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution(1)
1/1/2009 — 3/31/2009	May 15, 2009	$0.4625	$9.3 million
4/1/2009 — 6/30/2009	August 14, 2009	0.4625	9.3 million
7/1/2009 — 9/30/2009	November 13, 2009	0.4625	9.3 million
10/1/2009 — 12/31/2009	February 12, 2010	0.4625	11.6 million
1/1/2010 — 3/31/2010	May 14, 2010	0.4625	11.6 million
4/1/2010 — 6/30/2010	August 13, 2010	0.4625	11.6 million
7/1/2010 — 9/30/2010	November 12, 2010	0.4675	15.7 million
10/1/2010 — 12/31/2010	February 14, 2011	0.4725	16.0 million
1/1/2011 — 3/31/2011	May 13, 2011	0.4775	16.2 million
4/1/2011 — 6/30/2011	August 12, 2011	0.4825	19.1 million
7/1/2011 — 9/30/2011	November 14, 2011	0.4875	19.3 million
10/1/2011 — 12/31/2011	February 14, 2012	0.4925	19.6 million

(1)	Includes distributions to our general partner on its incentive distribution rights.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents the unit-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2011	2010	2009
Unit options	$—	$—	$(1)
Phantom units	532	1,209	812

Total unit-based compensation expense(1)	$532	$1,209	$811

(1)	Excludes the chargeback of unit-based compensation expense to Exterran Holdings of $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We have granted phantom units to directors of Exterran GP LLC and to employees of Exterran Holdings and its subsidiaries. Because we grant phantom units to non-employees, we are required to re-measure the fair value of these phantom units each period and record a cumulative adjustment of the expense previously recognized. We recorded a reduction to SG&A expense of $0.7 million for the year ended December 31, 2011 related to the re-measurement of fair value of the phantom units. We recorded $0.3 million and $0.2 million in SG&A expense related to the re-measurement of fair value of the phantom units for the years ended December 31, 2010 and 2009, respectively.

Unit Options

All unit options vested and became exercisable on January 1, 2009, and expired on December 31, 2009.

As of December 31, 2011 and 2010, we had no unit options outstanding.

Phantom Units

During the year ended December 31, 2011, we granted 49,082 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which vest 33 1/3% on each of the first three anniversaries of the grant date.

Exterran GP LLC’s general practice has been to grant equity-based awards (i) to its officers once a year, in late February or early March around the time the compensation committee of the board of directors of Exterran

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents phantom unit activity for 2011:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2010	98,537	$19.23
Granted	49,082	24.70
Vested	(67,026)	20.47
Cancelled	(5,326)	22.56

Phantom units outstanding, December 31, 2011	75,267	21.45

As of December 31, 2011, $1.1 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.8 years.

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

Interest Rate Risk

At December 31, 2011, we were party to interest rate swaps pursuant to which we pay fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of December 31, 2011, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income and is included in accumulated other comprehensive loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and, therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the years ended December 31, 2011 and 2010, there was no ineffectiveness related to interest rate swaps. We estimate that $3.0 million of deferred pre-tax losses from existing interest rate swaps will be realized as an expense during the next twelve months. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average effective fixed interest rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss is being amortized into interest expense over the original term of the swaps. We estimate that $0.9 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	December 31, 2011
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,040)
Interest rate hedges	Interest rate swaps	(5,197)

Total derivatives		$(8,237)

	December 31, 2010
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Interest rate swaps	$5,769
Interest rate hedges	Current portion of interest rate swaps	(3,112)

Total derivatives		$2,657

	Year Ended December 31, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)

Derivatives designated as cash flow hedges:
Interest rate hedges	$(14,601)	Interest expense	$(13,961)

	Year Ended December 31, 2010
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)

Derivatives designated as cash flow hedges:
Interest rate hedges	$(5,474)	Interest expense	$(11,658)

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the valuation of our interest rate swaps and impaired long-lived assets as of and for the year ended December 31, 2011 with pricing levels as of the date of valuation (in thousands):

	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps asset (liability)	$(8,237)	$—	$(8,237)	$—
Impaired long-lived assets	275	—	—	275

The following table summarizes the valuation of our interest rate swaps and impaired long-lived assets as of and for the year ended December 31, 2010 with pricing levels as of the date of valuation (in thousands):

	Total	Quoted Market Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps asset (liability)	$2,657	$—	$2,657	$—
Impaired long-lived assets	12,819	—	—	12,819

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value. Our estimate of the fair value of the impaired long-lived assets was based on the estimated component value of the equipment that we plan to use.

10.   Long-lived Asset Impairment

During 2011, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. We performed a cash flow analysis of the expected

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds from the salvage value of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $1.1 million for the year ended December 31, 2011, and was recorded as a long-lived asset impairment.

During December 2010, we completed an evaluation of our longer-term strategies and, as a result, determined to retire and sell approximately 370 idle compressor units, or approximately 117,000 horsepower, that were previously used to provide services in our business. As a result of our decision to sell these compressor units, we performed an impairment review and based on that review, recorded a $24.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we had recently sold, as well as our review of other units that were recently for sale by third parties.

This decision was part of our longer-term strategy to upgrade our fleet. As part of this strategy, we also currently plan to invest more than we have in the recent past to add newly built compressor units to our fleet. We expect to focus this investment on key growth areas, including providing compression and processing services to producers of natural gas from shale plays and natural gas liquids.

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

11.   Income Taxes

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. The net tax basis in our assets and liabilities is less than the reported amounts on the financial statements by approximately $189.3 million as of December 31, 2011. Certain states impose an entity-level income tax on partnerships. We are subject to income taxes in Texas and Michigan.

The following table reconciles net income (loss), as reported, to our U.S. federal partnership taxable income (loss) (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income (loss), as reported	$6,053	$(23,333)	$14,784
Book/tax depreciation and amortization adjustment	6,201	7,524	(37,742)
Book/tax adjustment for unit-based compensation expense	532	1,209	811
Book/tax adjustment for interest rate swap terminations	10,252	(12,386)	—
Other temporary differences	(2,496)	2,212	2,728
Other permanent differences	93	4	16

U.S. federal partnership taxable income (loss)	$20,635	$(24,770)	$(19,403)

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following allocations and adjustments (which are not reflected in the reconciliation because they do not affect our total taxable income) may affect the amount of taxable income or loss allocated to a unitholder:

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

12.   Recent Accounting Developments

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-29 Disclosure of Supplementary Pro Forma Information for Business Combinations. This standard update clarifies that, when presenting comparative financial statements, public companies should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations entered into in fiscal years beginning on or after December 15, 2010. Our adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued an update allowing entities to use a qualitative approach to test goodwill for impairment. Under this update, entities are permitted to first perform a qualitative assessment to determine

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted this authoritative guidance in October 2011. Our adoption of this new guidance did not have a material impact on our consolidated financial statements.

13.   Commitments and Contingencies

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

14.   Selected Quarterly Financial Data (Unaudited)

In the opinion of management, the summarized quarterly financial data below (in thousands, except per unit amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and the results of operations for the respective periods.

	March 31, 2011	June 30, 2011(1)	September 30, 2011	December 31, 2011
Revenue	$68,729	$71,841	$84,437	$83,267
Gross profit(4)	17,927	16,696	22,215	21,570
Net income (loss)	223	(1,938)	3,253	4,515
Earnings (loss) per common and subordinated unit — basic	$(0.01)	$(0.08)	$0.06	$0.10
Earnings (loss) per common and subordinated unit — diluted	(0.01)	(0.08)	0.06	0.10

	March 31, 2010	June 30, 2010	September 30, 2010(2)	December 31, 2010(3)
Revenue	$52,710	$53,790	$62,721	$68,415
Gross profit(4)	15,025	13,174	15,468	(6,409)
Net income (loss)	1,426	(1,345)	83	(23,497)
Earnings (loss) per common and subordinated unit — basic	$0.05	$(0.07)	$(0.01)	$(0.73)
Earnings (loss) per common and subordinated unit — diluted	0.05	(0.07)	(0.01)	(0.73)

(1)	During the second quarter of 2011, we completed the June 2011 Contract Operations Acquisition from Exterran Holdings (see Note 2).

(2)	During the third quarter of 2010, we completed the August 2010 Contract Operations Acquisition from Exterran Holdings (see Note 2).

(3)	During the fourth quarter of 2010, we recorded a long-lived asset impairment charge of $24.6 million.

(4)	Gross profit is defined as revenue less cost of sales and direct depreciation and amortization expense and long-lived asset impairment charges.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.   Subsequent Event

In February 2012, we entered into a Contribution, Conveyance and Assumption Agreement to acquire from Exterran Holdings contract operations customer service agreements with approximately 40 customers and a fleet of approximately 400 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us. In addition, the assets to be acquired include approximately 140 compressor units, comprising approximately 75,000 horsepower, that we currently lease from Exterran Holdings, and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services pursuant to a long-term services agreement. Total consideration for the transaction is expected to be approximately $184 million, excluding transaction costs. In connection with this transaction, we expect to enter into an amendment to the Omnibus Agreement that would, among other things, increase the cap on SG&A costs allocated to us based on costs Exterran Holdings incurs on our behalf and extend the term of the caps on our obligation to reimburse Exterran Holdings for SG&A costs and operating costs allocated to us based on such costs Exterran Holdings incurs on our behalf for an additional year such that the caps would terminate on December 31, 2013.

EXTERRAN PARTNERS, L.P.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Item	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Deductions(2)	Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
December 31, 2011	$1,232	$83	$(330)	$985
December 31, 2010	714	1,292	(774)	1,232
December 31, 2009	230	627	(143)	714

(1)	Amounts accrued for uncollectibility

(2)	Uncollectible accounts written off, net of recoveries

S-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exterran Partners, L.P.

By:	Exterran General Partner, L.P.
its General Partner

By:	Exterran GP LLC
its General Partner

By:	/s/ D. BRADLEY CHILDERS
D. Bradley Childers
Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2012

II-1

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Bradley Childers, J. Michael Anderson and Donald C. Wayne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2012.

Name	Title

/s/ D. BRADLEY CHILDERS D. Bradley Childers	President, Chief Executive Officer and Chairman of the Board, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Executive Officer)

/s/ J. MICHAEL ANDERSON J. Michael Anderson	Senior Vice President, Chief Financial Officer and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Financial Officer)

/s/ KENNETH R. BICKETT Kenneth R. Bickett	Vice President and Controller, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Accounting Officer)

/s/ DANIEL K. SCHLANGER Daniel K. Schlanger	Senior Vice President and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ DAVID S. MILLER David S. Miller	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ JAMES G. CRUMP James G. Crump	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ G. STEPHEN FINLEY G. Stephen Finley	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

/s/ EDMUND P. SEGNER III Edmund P. Segner, III	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.

II-2