Form 10-Q
period 2012-03-31
EXTERRAN PARTNERS, L.P.
filed 2012-05-07
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2012, there were 42,264,302 common units outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$260	$5
Accounts receivable, trade, net of allowance of $1,277 and $985, respectively	37,777	33,275
Due from affiliates, net	3,077	4,383
Total current assets	41,114	37,663
Property, plant and equipment	1,454,382	1,219,605
Accumulated depreciation	(488,200)	(412,553)
Net property, plant and equipment	966,182	807,052
Goodwill	124,019	124,019
Intangibles and other assets, net	26,840	22,271
Total assets	$1,158,155	$991,005

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$11,022	$12,224
Accrued interest	1,473	1,278
Current portion of interest rate swaps	3,436	3,040
Total current liabilities	15,931	16,542
Long-term debt	635,500	545,500
Interest rate swaps	5,175	5,197
Total liabilities	656,606	567,239
Commitments and contingencies (Note 11)
Partners’ capital:
Limited partner units:
Common units, 42,303,352 and 37,308,402 units issued, respectively	496,546	420,960
General partner units, 2% interest with 858,583 and 757,722 equivalent units issued and outstanding, respectively	15,287	12,877
Accumulated other comprehensive loss	(9,371)	(9,313)
Treasury units, 40,336 and 33,811 common units, respectively	(913)	(758)
Total partners’ capital	501,549	423,766
Total liabilities and partners’ capital	$1,158,155	$991,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Revenue — third parties	$88,446	$68,540
Revenue — affiliates	251	189
Total revenues	88,697	68,729

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	44,113	37,052
Depreciation and amortization	20,362	14,149
Long-lived asset impairment	805	—
Selling, general and administrative — affiliates	12,222	10,216
Interest expense	5,882	7,075
Other (income) expense, net	527	(221)
Total costs and expenses	83,911	68,271
Income before income taxes	4,786	458
Income tax expense	281	235
Net income	$4,505	$223

General partner interest in net income	$1,095	$572
Common units interest in net income	$3,410	$(297)
Subordinated units interest in net income		$(52)

Weighted average common units outstanding:
Basic	38,670	27,363
Diluted	38,674	27,363

Weighted average subordinated units outstanding:
Basic		4,744
Diluted		4,744

Earnings (loss) per common unit:
Basic	$0.09	$(0.01)
Diluted	$0.09	$(0.01)

Earnings (loss) per subordinated unit:
Basic		$(0.01)
Diluted		$(0.01)

Distributions declared and paid per limited partner unit in respective periods	$0.4925	$0.4725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$4,505	$223
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	(374)	1,363
Amortization of payments to terminate interest rate swaps	316	2,574
Total other comprehensive income (loss)	(58)	3,937
Comprehensive income	$4,447	$4,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

(unaudited)

	Partners’ Capital								Accumulated
	Common Units		Subordinated Units		General Partner Units		Treasury Units		Other Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2010	$379,748	27,363,451	$(30,702)	4,743,750	$10,638	653,318	$(274)	(15,756)	$(8,673)	$350,737
Issuance of common units for vesting of phantom units		43,764								—
Treasury units purchased							(281)	(9,845)		(281)
Transaction costs for the public offering of common units by Exterran Holdings	(261)									(261)
Contribution of capital, net	6,890		2,726		360					9,976
Cash distributions	(12,925)		(2,241)		(837)					(16,003)
Unit based compensation expense	364									364
Interest rate swap gain, net of reclassification to earnings									1,363	1,363
Amortization of payments to terminate interest rate swaps									2,574	2,574
Net income (loss)	(297)		(52)		572					223
Balance, March 31, 2011	$373,519	27,407,215	$(30,269)	4,743,750	$10,733	653,318	$(555)	(25,601)	$(4,736)	$348,692

Balance, December 31, 2011	$420,960	37,308,402	$—	—	$12,877	757,722	$(758)	(33,811)	$(9,313)	$423,766
Issuance of common units for vesting of phantom units		29,950								—
Treasury units purchased							(155)	(6,525)		(155)
Net proceeds from issuance of common units	114,568	4,965,000								114,568
Proceeds from sale of general partner units to Exterran Holdings					2,426	100,861				2,426
Acquisition of a portion of Exterran Holdings U.S. contract operations business	(28,221)									(28,221)
Contribution of capital, net	6,077				249					6,326
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(2,233)				(140)					(2,373)
Cash distributions	(18,360)				(1,220)					(19,580)
Unit based compensation expense	345									345
Interest rate swap loss, net of reclassification to earnings									(374)	(374)
Amortization of payments to terminate interest rate swaps									316	316
Net income	3,410				1,095					4,505
Balance, March 31, 2012	$496,546	42,303,352	$—	—	$15,287	858,583	$(913)	(40,336)	$(9,371)	$501,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,505	$223
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,362	14,149
Long-lived asset impairment	805	—
Amortization of debt issuance cost	358	294
Amortization of payments to terminate interest rate swaps	316	2,574
Unit based compensation expense	345	364
Provision for doubtful accounts	402	33
Gain on sale of compression equipment	(174)	(212)
Changes in assets and liabilities:
Accounts receivable, trade	(4,904)	(611)
Accounts payable, trade	—	9
Other liabilities	(1,008)	(936)
Net cash provided by operating activities	21,007	15,887

Cash flows from investing activities:
Capital expenditures	(34,033)	(6,891)
Payment to Exterran Holdings for a portion of the contract operations acquisition	(77,415)	—
Proceeds from the sale of compression equipment	435	1,036
(Increase) decrease in amounts due from affiliates, net	1,072	(2,932)
Net cash used in investing activities	(109,941)	(8,787)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	565,000	300,000
Repayments of long-term debt	(580,350)	(299,000)
Distributions to unitholders	(19,580)	(16,003)
Net proceeds from issuance of common units	114,568	—
Net proceeds from sale of general partner units	2,426	—
Payments for debt issue costs	(525)	(980)
Purchases of treasury units	(155)	(281)
Capital contribution from limited partners and general partner	7,805	9,129
Net cash provided by (used in) financing activities	89,189	(7,135)

Net increase (decrease) in cash and cash equivalents	255	(35)
Cash and cash equivalents at beginning of period	5	50
Cash and cash equivalents at end of period	$260	$15

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$2,126	$361
Capital contribution for contract operations equipment acquired/exchanged, net	$145,934	$486
Intangible assets allocated in acquisition	$5,005	$—
Debt assumed in acquisition	$105,350	$—
Non-cash capital distribution due to the contract operations acquisition	$28,221	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (“we,” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. It is the opinion of management that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011. That report contains a more comprehensive summary of our accounting policies. These interim results are not necessarily indicative of results for a full year.

Organization

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, trade receivables and payables, interest rate swaps and long-term debt. At March 31, 2012 and December 31, 2011, the estimated fair values of those financial instruments approximated their carrying values as reflected in our condensed consolidated balance sheets. The fair value of our long-term debt has been estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy. A summary of the fair value and carrying value of our long-term debt as of March 31, 2012 and December 31, 2011 is shown in the table below (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$635,500	$641,000	$545,500	$556,000

Earnings Per Common and Subordinated Unit

The computations of earnings per common and subordinated unit are based on the weighted average number of common and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit. Basic earnings per common and subordinated unit are determined by dividing net income allocated to the common and subordinated units, respectively, after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights), by the weighted average number of outstanding common and subordinated units, respectively, during the period.

When computing earnings per common and subordinated unit under the two-class method in periods when distributions are greater than earnings, the amount of the incentive distribution rights, if any, is deducted from net income and allocated to our general partner for the corresponding period. The remaining amount of net income, after deducting the incentive distribution rights, is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net losses.

When computing earnings per common and subordinated unit under the two-class method in periods when earnings are greater than distributions, earnings are allocated to the general partner, common and subordinated units based on how our partnership agreement would allocate earnings if the full amount of earnings for the period had been distributed. This allocation of net income does not impact our total net income, consolidated results of operations or total cash distributions; however, it may result in our general partner being allocated additional incentive distributions for purposes of our earnings per unit calculation, which could reduce net income per common and subordinated unit. However, as required by our partnership agreement, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our general partner based on actual distributions.

In November 2011, all remaining subordinated units outstanding converted into common units. As a result, for periods subsequent to 2011, there will not be a computation of basic and diluted earnings per subordinated unit.

The potentially dilutive securities issued by us include phantom units, which do not require an adjustment to the amount of net income used for dilutive earnings (loss) per common unit purposes. The table below indicates the potential common units that were included in computing the dilutive potential common units used in diluted earnings (loss) per common unit (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted average common units outstanding — used in basic earnings (loss) per common unit	38,670	27,363
Net dilutive potential common units issuable:
Phantom units	4	**
Weighted average common units and dilutive potential common units — used in diluted earnings (loss) per common unit	38,674	27,363

**    Excluded from diluted earnings (loss) per common unit as the effect would have been anti-dilutive.

The table below indicates the potential number of common units that were excluded from net dilutive potential units of common units as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2012	2011
Net dilutive potential common units issuable:
Phantom units	—	4
Net dilutive potential common units issuable	—	4

Reclassifications

Certain amounts in the prior financial statements have been reclassified to conform to the 2012 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2.  MARCH 2012 AND JUNE 2011 CONTRACT OPERATIONS ACQUISITIONS

In March 2012, we acquired from Exterran Holdings contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2012 Contract Operations Acquisition”). In addition, the acquired assets included 139 compressor units, comprising approximately 75,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. At the date of acquisition, the acquired fleet assets had a net book value of $149.5 million, net of accumulated depreciation of $67.0 million. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs. In connection with this acquisition, we assumed $105.4 million of Exterran Holdings’ debt and paid $77.4 million in cash to Exterran Holdings.

In connection with this acquisition, we were allocated $5.0 million finite life intangible assets associated with customer relationships of Exterran Holdings’ North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. These intangible assets are being amortized through 2024, based on the present value of income expected to be realized from these intangible assets.

In June 2011, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “June 2011 Contract Operations Acquisition”). In addition, the acquired assets included 207 compressor units, comprising approximately 98,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. At the date of acquisition, the acquired fleet assets had a net book value of $191.4 million, net of accumulated depreciation of $85.5 million. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, we assumed $159.4 million of Exterran Holdings’ debt, paid $62.2 million in cash and issued approximately 51,000 general partner units to our general partner.

In connection with this acquisition, we were allocated $6.4 million finite life intangible assets associated with customer relationships of Exterran Holdings’ North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. These intangible assets are being amortized through 2024, based on the present value of income expected to be realized from these intangible assets.

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the March 2012 Contract Operations Acquisition and June 2011 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities.

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenues and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Pro Forma Financial Information

Pro forma financial information for the three months ended March 31, 2012 and 2011 has been included to give effect to the expansion of our compressor fleet and service contracts and addition of natural gas processing plants as a result of the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. The March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition are presented in the pro forma financial information as though both transactions occurred as of January 1, 2011. The pro forma financial information for the three months ended March 31, 2012 and 2011 reflects the following transactions:

As related to the March 2012 Contract Operations Acquisition:

•                       our acquisition in March 2012 of certain contract operations customer service agreements, compression equipment and a natural gas processing plant from Exterran Holdings;

•                       our assumption of $105.4 million of Exterran Holdings’ long-term debt; and

•                       our payment of $77.4 million in cash to Exterran Holdings.

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

The pro forma financial information below is presented for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had each transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The pro forma consolidated financial information below was derived by adjusting our historical financial statements.

The following table presents pro forma financial information for the three months ended March 31, 2012 and 2011 (in thousands,

except per unit amounts):

	Three Months Ended March 31,
	2012	2011
Revenue	$96,631	$92,425
Net income	$6,517	$3,150
Basic earnings per common unit	$0.14	$0.08
Diluted earnings per common unit	$0.14	$0.08
Basic earnings per subordinated unit		$0.08
Diluted earnings per subordinated unit		$0.08

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to the holders of our common and subordinated units. The pro forma net earnings per limited partner unit calculations reflect pro forma incentive distributions to our general partner. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for each of the three month periods ended March 31, 2012 and 2011.

3.  RELATED PARTY TRANSACTIONS

We are a party to an omnibus agreement with Exterran Holdings and others (as amended and/or restated, the “Omnibus Agreement”), the terms of which include, among other things:

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

During the three months ended March 31, 2012, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 89 compressor units, totaling approximately 33,900 horsepower with a net book value of approximately $13.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 92 compressor units, totaling approximately 23,100 horsepower with a net book value of approximately $9.4 million, to us. During the three months ended March 31, 2011, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 26 compressor units, totaling approximately 4,800 horsepower with a net book value of approximately $2.1 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 28 compressor units, totaling approximately 5,200 horsepower with a net book value of approximately $2.7 million, to us. During the three months ended March 31, 2012, we recorded capital distributions of approximately $3.6 million related to the differences in net book value on the compression equipment that was exchanged with us. During the three months ended March 31, 2011, we recorded capital contributions of approximately $0.6 million related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, Exterran Holdings paid to us a nominal amount for the difference in fair value of the equipment in connection with the transfers during each of the three months ended March 31, 2012 and 2011.

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

We are charged costs incurred by Exterran Holdings that are directly attributable to us. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings’ other operations and us. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable.

Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2013, our obligation to reimburse Exterran Holdings for: (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any cash selling, general and administrative (“SG&A”) costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). Cost of sales is capped at $21.75 per operating horsepower per quarter through December 31, 2013. SG&A costs were capped at $7.6 million per quarter from November 10, 2009 through June 9, 2011 and at $9.0 million per quarter from June 10, 2011 through March 7, 2012, and are capped at $10.5 million per quarter from March 8, 2012 through December 31, 2013. These caps may be subject to future adjustment or termination in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the three months ended March 31, 2012 and 2011, our cost of sales exceeded the cap provided in the Omnibus Agreement by $5.3 million and $6.9 million, respectively. For the three months ended March 31, 2012 and 2011, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $2.5 million and $2.3 million, respectively. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.

Pursuant to the Omnibus Agreement, we are permitted to purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and our conflicts committee. During the three months ended March 31, 2012, we purchased $23.7 million of newly-fabricated compression equipment from Exterran Holdings. During the three months ended March 31, 2011, we did not purchase any newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the equipment purchased during the three months ended March 31, 2012 was recorded in our consolidated balance sheet as property, plant and equipment of $21.3 million, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $2.4 million, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the three months ended March 31, 2012 and 2011, Exterran Holdings contributed to us $2.1 million and $0.4 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

At March 31, 2012, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $8.3 million and $2.1 million, respectively. For the three months ended March 31, 2012 and 2011, we had revenues of $0.3 million and $0.2 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the three months ended March 31, 2012 and 2011, we had cost of sales of $2.8 million and $3.9 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

4.  DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Revolving credit facility due November 2015	$485,500	$395,500
Term loan facility due November 2015	150,000	150,000
Long-term debt	$635,500	$545,500

In November 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “Credit Agreement”) to provide for a new five-year, $550.0 million senior secured credit facility consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011 and by $200.0 million to $750.0 million in March 2012. During the three months ended March 31, 2012, we incurred transaction costs of approximately $0.5 million related to the amendment of our Credit Agreement. These costs were included in Intangible and other assets, net and are being amortized over the term of the facility.

As of March 31, 2012, we had undrawn and available capacity of $264.5 million under our revolving credit facility.

5.  CASH DISTRIBUTIONS

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

•                       second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distributed for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution for that quarter;

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

•                       third, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of

$0.4375;

•                       fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•                       thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2011:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2011 — 3/31/2011	May 13, 2011	$0.4775	$16.2 million
4/1/2011 — 6/30/2011	August 12, 2011	0.4825	19.1 million
7/1/2011 — 9/30/2011	November 14, 2011	0.4875	19.3 million
10/1/2011 — 12/31/2011	February 14, 2012	0.4925	19.6 million

(1)  Includes distributions to our general partner on its incentive distribution rights.

On April 24, 2012, Exterran GP LLC’s board of directors approved a cash distribution of $0.4975 per limited partner unit, or approximately $22.5 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2012 through March 31, 2012. The record date for this distribution is May 10, 2012 and payment is expected to occur on May 15, 2012.

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

Unit options have an exercise price that is not less than the fair market value of the units on the date of grant and become exercisable over a period determined by the Plan Administrator. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair market value of a common unit on the vesting date.

Exterran GP LLC’s general practice has been to grant equity-based awards once a year. While typically these awards have been made (i) to Exterran GP LLC’s officers in late February or early March around the time the compensation committee of the board of directors of Exterran Holdings grants equity-based awards to Exterran Holdings’ officers, and (ii) to Exterran GP LLC’s directors in October or November, around the anniversary of our initial public offering, it is possible that equity awards may be made at other, or additional, times during the year. The schedule for making equity-based awards is typically established several months in advance and is not set based on knowledge of material nonpublic information or in response to our unit price. This practice results in awards being granted on a regular, predictable cycle. Equity-based awards are occasionally granted at other times during the year, such as upon the hiring of a new employee or following the promotion of an employee. In some instances, Exterran GP LLC’s board of directors may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date.

Phantom Units

The following table presents phantom unit activity for the three months ended March 31, 2012:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2011	75,267	$21.45
Granted	17,814	23.70
Vested	(29,950)	17.53
Phantom units outstanding, March 31, 2012	63,131	23.94

As of March 31, 2012, $1.2 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.4 years.

Unit Options

As of March 31, 2012 and 2011, we had no unit options outstanding.

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

Interest Rate Risk

At March 31, 2012, we were party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of March 31, 2012, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income and is included in accumulated other comprehensive loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and, therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the three months ended March 31, 2012 and 2011, there was no ineffectiveness related to interest rate swaps. We estimate that $3.4 million of deferred pre-tax losses from existing interest rate swaps will be realized as an expense during the next twelve months. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average effective fixed interest rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss is being amortized into interest expense over the original terms of the swaps. We estimate that $0.7 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,436)
Interest rate hedges	Interest rate swaps	(5,175)
Total derivatives		$(8,611)

	December 31, 2011
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,040)
Interest rate hedges	Interest rate swaps	(5,197)
Total derivatives		$(8,237)

	Three Months Ended March 31, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(1,318)	Interest expense	$(1,260)

	Three Months Ended March 31, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$589	Interest expense	$(3,348)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, with pricing levels as of the date of valuation (in thousands):

	March 31, 2012			December 31, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$—	$(8,611)	$—	$—	$(8,237)	$—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis for the three months ended March 31, 2012 and 2011, with pricing levels as of the date of valuation (in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$359	$—	$—	$—

Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties, or the estimated component value of the equipment that we plan to use.

9.  UNIT TRANSACTIONS

In March 2012, we sold, pursuant to a public underwritten offering, 4,965,000 common units representing limited partner interests in us, including 465,000 common units sold pursuant to an over-allotment option. The net proceeds from this offering of $114.6 million were used to repay borrowings outstanding under the revolving credit facility. In connection with this sale and as permitted under our partnership agreement, we issued approximately 101,000 general partner units to our general partner in consideration of the continuation of its approximate 2.0% general partner interest in us. Our general partner made a capital contribution to us in the amount of $2.4 million as consideration for such units.

All of our subordinated units were owned by a wholly-owned subsidiary of Exterran Holdings. In August 2011, pursuant to the terms of our partnership agreement, 1,581,250 subordinated units owned by Exterran Holdings converted into common units. As of September 30, 2011, we met the requirements under our partnership agreement for the end of the subordination period and, therefore, our remaining 3,162,500 subordinated units converted into common units in November 2011.

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

As of March 31, 2012, Exterran Holdings owned 12,495,391 common units and 858,583 general partner units, collectively representing a 31% interest in us.

10.  RECENT ACCOUNTING DEVELOPMENTS

In May 2011, the FASB issued an update to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This update changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This update is effective for interim and annual periods beginning on or after December 15, 2011. Our adoption of this new guidance on January 1, 2012 did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued an update on the presentation of other comprehensive income. Under this update, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This update is effective for interim and annual periods beginning on or after December 15, 2011. Our adoption of this new guidance on January 1, 2012 did not have a material impact on our condensed consolidated financial statements.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

March 2012 Contract Operations Acquisition

In March 2012, we acquired from Exterran Holdings contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2012 Contract Operations Acquisition”). In addition, the acquired assets included 139 compressor units, comprising approximately 75,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. At the date of acquisition, the acquired fleet assets had a net book value of $149.5 million, net of accumulated depreciation of $67.0 million. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs. In connection with this acquisition, we assumed $105.4 million of Exterran Holdings’ debt and paid $77.4 million in cash to Exterran Holdings.

June 2011 Contract Operations Acquisition

In June 2011, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “June 2011 Contract Operations Acquisition”). In addition, the acquired assets included 207 compressor units, comprising approximately 98,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. At the date of acquisition, the acquired fleet assets had a net book value of $191.4 million, net of accumulated depreciation of $85.5 million. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, we assumed $159.4 million of Exterran Holdings’ debt, paid $62.2 million in cash and issued approximately 51,000 general partner units to our general partner.

Omnibus Agreement

We are a party to an omnibus agreement with Exterran Holdings, our general partner, and others (as amended and/or restated, the “Omnibus Agreement”), the terms of which include, among other things:

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

For further discussion of the Omnibus Agreement, please see Note 3 to the Condensed Consolidated Financial Statements included in Part I, Item 1 (“Financial Statements”) of this report.

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

Natural gas consumption in the U.S. for the twelve months ended December 31, 2011 increased by approximately 2% over the twelve months ended December 31, 2010. The Energy Information Administration (“EIA”) estimates that natural gas consumption in the U.S. will increase by 4.2% in 2012 and will increase by an average of 0.5% per year thereafter until 2035. Natural gas marketed production in the U.S. for the twelve months ended January 31, 2012 increased by approximately 8% compared to the twelve months ended January 31, 2011. The EIA expects total U.S. natural gas marketed production growth in 2012 to occur at a lower rate than in 2011. In 2010, the U.S. accounted for an estimated annual production of approximately 23 trillion cubic feet of natural gas. The EIA estimates that the natural gas production level in the U.S. will be approximately 26 trillion cubic feet in calendar year 2035.

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

Our revenue, earnings, financial position and capital spending are affected by, among other things, (i) market conditions that impact demand and pricing for natural gas compression, (ii) our customers’ decisions to utilize our services rather than utilize products or services from our competitors, (iii) our customers’ decisions regarding whether to own and operate the equipment themselves, and (iv) the timing and consummation of acquisitions of additional contract operations customer service agreements and equipment from Exterran Holdings. In particular, many of our contracts with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations and cash available for distribution. As we believe there will be increased activity in certain U.S. areas focused on the production of oil and natural gas liquids, we anticipate investing in more new fleet units, and therefore investing more capital, in 2012 than we did in 2011.

During 2011 and the first quarter of 2012, we saw robust drilling activity, particularly in shale plays and areas focused on the production of oil and natural gas liquids. The new development activity has increased the amount of compression horsepower in the industry and in our business; however, these increases have been significantly offset by horsepower declines in more mature and predominantly dry gas markets. Recently, natural gas prices in the U.S. have fallen to the lowest levels seen in more than a decade, which could decrease natural gas production, particularly in dry gas areas, and, as a result, decrease demand for our contract operations services. We believe that the low natural gas price environment, as well as the recent investment of capital in new equipment by our competitors and other third parties, creates uncertainty in our business outlook. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the three months ended March 31, 2012 of approximately $0.9 million and $0.4 million, respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and selling, general and administrative (“SG&A”) expenses is capped through December 31, 2013 (see Note 3 to the Financial Statements). During the three months ended March 31, 2012 and 2011, our cost of sales exceeded the cap provided in the Omnibus Agreement by $5.3 million and $6.9 million, respectively. For the three months ended March 31, 2012 and 2011, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $2.5 million and $2.3 million, respectively.

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

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Total Available Horsepower (at period end)(1)	2,094	1,873	1,590
Total Operating Horsepower (at period end)(1)	1,918	1,728	1,384
Average Operating Horsepower	1,763	1,706	1,387
Horsepower Utilization:
Spot (at period end)	92%	92%	87%
Average	92%	91%	88%

(1)           Includes compressor units with an aggregate horsepower of approximately 160,000, 221,000 and 304,000 leased from Exterran Holdings as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Excludes compressor units with an aggregate horsepower of approximately 29,000, 18,000 and 27,000 leased to Exterran Holdings as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Summary of Results

Net income.  We recorded net income of $4.5 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase in net income during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily caused by the inclusion of the results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $40.0 million and $31.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase in EBITDA, as further adjusted, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily caused by the inclusion of the results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. For a reconciliation of EBITDA, as further adjusted, to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

FINANCIAL RESULTS OF OPERATIONS

The three months ended March 31, 2012 compared to the three months ended March 31, 2011

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue	$88,697	$68,729
Gross margin(1)	44,584	31,677
Gross margin percentage	50%	46%
Expenses:
Depreciation and amortization	$20,362	$14,149
Long-lived asset impairment	805	—
Selling, general and administrative — affiliates	12,222	10,216
Interest expense	5,882	7,075
Other (income) expense, net	527	(221)
Income tax expense	281	235
Net income	$4,505	$223

(1)         For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  Average operating horsepower was approximately 1,763,000 and 1,387,000 for the three months ended March 31, 2012 and 2011, respectively. The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

Gross Margin.  The increase in gross margin during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the inclusion of results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. The increase in gross margin was also impacted by an overall decrease in our field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings, more favorable weather conditions and a $1.1 million decrease in intercompany lease expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, partially offset by an increase in lube oil prices.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

Long-lived Asset Impairment.  During the three months ended March 31, 2012, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently for sale by third parties, or the estimated component value of the equipment that we plan to use. The net book value of these assets exceeded the fair value by $0.8 million for the three months ended March 31, 2012 and was recorded as a long-lived asset impairment.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. SG&A expenses represented 14% and 15% of revenues for the three months ended March 31, 2012 and 2011, respectively.

Interest Expense.  The decrease in interest expense was primarily due to a decrease of $2.3 million in the amortization of payments to terminate interest rate swaps, which was partially offset by a higher average balance of long-term debt, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The payments to terminate interest rate swap agreements are being amortized into interest expense over the original terms of the swaps.

Other (Income) Expense, Net.  Other (income) expense, net for the three months ended March 31, 2012 included $0.7 million of transaction costs associated with the March 2012 Contract Operations Acquisition. Additionally, other (income) expense, net for each of the three month periods ended March 31, 2012 and 2011 included $0.2 million of gains on the sale of used compression equipment.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax. The increase in income tax expense for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to an increase in our revenue earned within the state of Texas.

LIQUIDITY AND CAPITAL RESOURCES

The following tables summarize our sources and uses of cash for the three months ended March 31, 2012 and 2011, and our cash and working capital as of the end of the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$21,007	$15,887
Investing activities	(109,941)	(8,787)
Financing activities	89,189	(7,135)
Net change in cash and cash equivalents	$255	$(35)

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$260	$5
Working capital	25,183	21,121

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

Investing Activities.  The increase in cash used in investing activities was primarily attributable to a $77.4 million increase in cash used to pay a portion of the purchase price for the March 2012 Contract Operations Acquisition. In addition, capital expenditures increased by $27.1 million during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Capital expenditures for the three months ended March 31, 2012 were $34.0 million, consisting of $25.9 million for fleet growth capital and $8.1 million for compressor maintenance activities. We purchased $23.7 million of newly-fabricated compression equipment, which were included in fleet growth capital, from Exterran Holdings during the three months ended March 31, 2012.

Financing Activities.  The increase in net cash provided by financing activities during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the $114.6 million in net proceeds we received from a public offering of common units, which we used to repay borrowings under our senior secured credit facility.

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to spend approximately $40 million to $45 million on equipment maintenance capital during 2012. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. Given that the majority of the idle compression equipment has been and is currently held by Exterran Holdings, much of the idle compression equipment required for these contract operations services opportunities has been held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will increase (and that lease expense will be reduced).

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

Long-term Debt.  In November 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “Credit Agreement”) to provide for a new five-year, $550.0 million senior secured credit facility consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011 and by $200.0 million to $750.0 million in March 2012. During the three months ended March 31, 2012, we incurred transaction costs of approximately $0.5 million related to the amendment of our Credit Agreement. These costs were included in Intangible and other assets, net and are being amortized over the term of the facility.

As of March 31, 2012, we had undrawn and available capacity of $264.5 million under our revolving credit facility. Our Credit Agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Agreement) of not greater than 4.75 to 1.0. The Credit Agreement allows for our Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. Therefore, because the March 2012 Contract Operations Acquisition closed in the first quarter of 2012 and met the applicable thresholds, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through September 30, 2012, reverting to 4.75 to 1.0 for the quarter ending December 31, 2012 and subsequent quarters.

The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2012, all amounts outstanding under the revolving credit facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of our revolving credit facility at March 31, 2012, excluding the effect of interest rate swaps, was 2.8%.

The term loan facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At March 31, 2012, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan facility at March 31, 2012 was 3.0%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Credit Agreement) and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. As discussed above, because the March 2012 Contract Operations Acquisition closed during the first quarter of 2012, our Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 during the quarter ended March 31, 2012 and will continue at that level through September 30, 2012, reverting to 4.75 to 1.0 for the quarter ending December 31, 2012 and subsequent quarters. As of March 31, 2012, we maintained a 7.8 to 1.0 EBITDA to Total Interest Expense ratio and a 3.6 to 1.0 Total Debt to EBITDA ratio. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. As of March 31, 2012, we were in compliance with all financial covenants under the Credit Agreement.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss will be amortized into interest expense over the original terms of the swaps. Of the total amount included in accumulated other comprehensive loss, $0.3 million was amortized into interest expense during the three months ended March 31, 2012 and we expect $0.6 million to be amortized into interest expense during the remainder of 2012. See Note 7 to the Financial Statements for further discussion of our interest rate swap agreements.

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

Distributions to Unitholders.  Our partnership agreement requires us to distribute all of our “available cash” quarterly. Under our partnership agreement, available cash is defined generally to mean, for each fiscal quarter, (i) our cash on hand at the end of the quarter in excess of the amount of reserves our general partner determines is necessary or appropriate to provide for the conduct of our business, to comply with applicable law, any of our debt instruments or other agreements or to provide for future distributions to our unitholders for any one or more of the upcoming four quarters, plus, (ii) if our general partner so determines, all or a portion of our cash on hand on the date of determination of available cash for the quarter.

On April 24, 2012, Exterran GP LLC’s board of directors approved a cash distribution of $0.4975 per limited partner unit, or approximately $22.5 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2012 through March 31, 2012. The record date for this distribution is May 10, 2012 and payment is expected to occur on May 15, 2012.

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

The following table reconciles our net income to our gross margin (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$4,505	$223
Depreciation and amortization	20,362	14,149
Long-lived asset impairment	805	—
Selling, general and administrative — affiliates	12,222	10,216
Interest expense	5,882	7,075
Other (income) expense, net	527	(221)
Income tax expense	281	235
Gross margin	$44,584	$31,677

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

The following table reconciles our net income to EBITDA, as further adjusted (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$4,505	$223
Income tax expense	281	235
Depreciation and amortization	20,362	14,149
Long-lived asset impairment	805	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	7,805	9,129
Non-cash selling, general and administrative costs — affiliates	345	364
Interest expense	5,882	7,075
EBITDA, as further adjusted	$39,985	$31,175

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

The following table reconciles our net income to distributable cash flow (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$4,505	$223
Depreciation and amortization	20,362	14,149
Long-lived asset impairment	805	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	7,805	9,129
Non-cash selling, general and administrative costs — affiliates	345	364
Interest expense	5,882	7,075
Expensed acquisition costs	695	—
Less: Gain on sale of compression equipment	(174)	(212)
Less: Cash interest expense	(5,208)	(4,207)
Less: Maintenance capital expenditures	(8,117)	(5,457)
Distributable cash flow	$26,900	$21,064

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of March 31, 2012, after taking into consideration interest rate swaps, we had approximately $385.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2012 would result in an annual increase in our interest expense of approximately $3.9 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

ITEM 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of March 31, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

Recently, natural gas prices in the U.S. have fallen to the lowest levels in more than a decade, which could decrease demand for our natural gas compression services, which could adversely affect our business and decrease our revenue and cash available for distribution.

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for our natural gas compression services. Oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production. Recently, natural gas prices in the U.S. have fallen to the lowest levels seen in more than a decade and, as a result, certain companies have announced a reduction in their natural gas drilling and production activities, particularly in dry gas areas. Additionally, in the U.S., compression services for our customers’ production from unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments. If the current price levels for natural gas continue or decrease further, the level of production activity and the demand for our contract operations services could decrease, which could have a material adverse affect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders. A reduction in demand for our services could also force us to reduce our pricing substantially.

New regulations, proposed regulations and proposed modifications to existing regulations under the Clean Air Act (“CAA”), if implemented, could result in increased compliance costs.

On August 20, 2010, the U.S. Environmental Protection Agency, or EPA, published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule will require us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at major sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. On October 19, 2010, we submitted a legal challenge to the U.S. Court of Appeals for the D.C. Circuit and a Petition for Administrative Reconsideration to the EPA for some monitoring aspects of the rule. The legal challenge has been held in abeyance since December 3, 2010, pending the EPA’s consideration of the Petition for Administrative Reconsideration. On January 5, 2011, the EPA approved the request for reconsideration of the monitoring issues and that reconsideration process is ongoing. At this point, we cannot predict when, how or if an EPA or a court ruling would modify the final rule, and as a result we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.

In addition, the Texas Commission on Environmental Quality (“TCEQ”) has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and natural gas production and gathering sites for 23 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. Our cost to comply with the revised air permit programs is not expected to be material at this time. Although the TCEQ had previously stated it would consider expanding application of the new air permit program statewide, the Texas Legislature adopted legislation prohibiting such an expansion in the near term, including by preventing the TCEQ from expending funds to extend the rule’s geographic scope prior to August 31, 2013 and prior to conducting and providing to the Texas Legislature an economic impact study regarding any such expansion. At this point, we cannot predict whether or when such a geographic expansion of those rules might occur or the cost to comply with any such requirements.

On April 17, 2012, the EPA issued final rules focused on reducing the emissions of certain chemicals by the oil and natural gas industry, including volatile organic compounds, sulfur dioxide and certain air toxics. As previously reported, we submitted comments to the EPA prior to the end of the comment period on November 30, 2011. At this point, we are still reviewing the final rule and, while initial indications are that the EPA made significant changes to the rule as proposed, we cannot yet predict the cost to comply with the final rules.

These new regulations, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

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

Independent of Congress, the EPA has adopted regulations to control greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of sources required to obtain permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. These rules will affect some of our and our customers’ largest new or modified facilities going forward, requiring us to obtain permits after demonstrating that those facilities will use the best available control technologies and accepting firm limits on emissions.  Additionally, no later than July 2012, the EPA must complete another rulemaking to determine whether it will expand this permitting program to additional, smaller sources via a third step of phase-in. While EPA has suggested that it could expand the permitting program to require permitting of sources emitting as little as 50,000 tons per year, on February 24, 2012, the agency proposed rules that would maintain the existing permitting thresholds in the near future.

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
2.1

Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.2

Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

2.3

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 24, 2012

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
10.1 *

First Amendment to Third Amended and Restated Omnibus Agreement, dated March 8, 2012, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2†*	Offer Letter, dated February 17, 2012, to David S. Miller
10.3

First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2012

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

101.1 ***	Interactive data files pursuant to Rule 405 of Regulation S-T

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

May 7, 2012	EXTERRAN PARTNERS, L.P.

	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

	By:	EXTERRAN GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated July 26, 2010, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2010

2.2

Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on May 24, 2011

2.3

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on February 24, 2012

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
10.1 *

First Amendment to Third Amended and Restated Omnibus Agreement, dated March 8, 2012, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P. (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2†*	Offer Letter, dated February 17, 2012, to David S. Miller
10.3

First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2012

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

101.1 ***	Interactive data files pursuant to Rule 405 of Regulation S-T

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