Form 10-Q
period 2012-06-30
EXTERRAN PARTNERS, L.P.
filed 2012-08-02
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

As of July 26, 2012, there were 42,264,302 common units outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$596	$5
Accounts receivable, trade, net of allowance of $1,231 and $985, respectively	42,642	33,275
Due from affiliates, net	3,106	4,383
Total current assets	46,344	37,663
Property, plant and equipment	1,400,657	1,219,605
Accumulated depreciation	(472,210)	(412,553)
Net property, plant and equipment	928,447	807,052
Goodwill	124,019	124,019
Intangible and other assets, net	25,754	22,271
Total assets	$1,124,564	$991,005

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$8,829	$12,224
Accrued interest	1,410	1,278
Current portion of interest rate swaps	3,425	3,040
Total current liabilities	13,664	16,542
Long-term debt	643,500	545,500
Interest rate swaps	6,630	5,197
Total liabilities	663,794	567,239
Commitments and contingencies (Note 12)
Partners’ capital:
Limited partner units:
Common units, 42,305,103 and 37,308,402 units issued, respectively	457,974	420,960
General partner units, 2% interest with 858,583 and 757,722 equivalent units issued and outstanding, respectively	14,236	12,877
Accumulated other comprehensive loss	(10,517)	(9,313)
Treasury units, 40,801 and 33,811 common units, respectively	(923)	(758)
Total partners’ capital	460,770	423,766
Total liabilities and partners’ capital	$1,124,564	$991,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Revenue — third parties	$97,007	$71,403	$185,452	$139,943
Revenue — affiliates	164	438	416	627
Total revenues	97,171	71,841	185,868	140,570

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	45,446	39,824	89,559	76,876
Depreciation and amortization	22,788	15,459	43,150	29,608
Long-lived asset impairment	28,122	305	28,927	305
Selling, general and administrative — affiliates	13,450	9,927	25,672	20,143
Interest expense	6,399	7,553	12,281	14,628
Other (income) expense, net	(261)	455	266	234
Total costs and expenses	115,944	73,523	199,855	141,794
Loss before income taxes	(18,773)	(1,682)	(13,987)	(1,224)
Income tax expense	277	256	558	491
Net loss	$(19,050)	$(1,938)	$(14,545)	$(1,715)

General partner interest in net loss	$692	$676	$1,787	$1,248
Common units interest in net loss	$(19,742)	$(2,240)	$(16,332)	$(2,537)
Subordinated units interest in net loss		$(374)		$(426)

Weighted average common units outstanding:
Basic	42,264	29,089	40,467	28,231
Diluted	42,264	29,089	40,467	28,231

Weighted average subordinated units outstanding:
Basic		4,744		4,744
Diluted		4,744		4,744

Loss per common unit:
Basic	$(0.47)	$(0.08)	$(0.40)	$(0.09)
Diluted	$(0.47)	$(0.08)	$(0.40)	$(0.09)

Loss per subordinated unit:
Basic		$(0.08)		$(0.09)
Diluted		$(0.08)		$(0.09)

Distributions declared and paid per limited partner unit in respective periods	$0.4975	$0.4775	$0.9900	$0.9500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(19,050)	$(1,938)	$(14,545)	$(1,715)
Other comprehensive income (loss):
Interest rate swap loss, net of reclassifications to earnings	(1,444)	(5,457)	(1,818)	(4,094)
Amortization of payments to terminate interest rate swaps	298	2,557	614	5,131
Total other comprehensive income (loss)	(1,146)	(2,900)	(1,204)	1,037
Comprehensive loss	$(20,196)	$(4,838)	$(15,749)	$(678)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

(unaudited)

	Partners’ Capital								Accumulated
	Common Units		Subordinated Units		General Partner Units		Treasury Units		Other Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2010	$379,748	27,363,451	$(30,702)	4,743,750	$10,638	653,318	$(274)	(15,756)	$(8,673)	$350,737
Issuance of common units for vesting of phantom units		43,764								—
Treasury units purchased							(281)	(9,845)		(281)
Net proceeds from issuance of common units	127,672	5,134,175								127,672
Proceeds from sale of general partner units to Exterran Holdings					1,316	53,431				1,316
Transaction costs for the public offering of common units by Exterran Holdings	(261)									(261)
Acquisition of a portion of Exterran Holdings U.S. contract operations business	(24,655)				767	50,973				(23,888)
Contribution of capital, net	13,753		6,928		947					21,628
Cash distributions	(26,000)		(4,506)		(1,727)					(32,233)
Unit based compensation expense	510									510
Interest rate swap loss, net of reclassification to earnings									(4,094)	(4,094)
Amortization of payments to terminate interest rate swaps									5,131	5,131
Net income (loss)	(2,537)		(426)		1,248					(1,715)
Balance, June 30, 2011	$468,230	32,541,390	$(28,706)	4,743,750	$13,189	757,722	$(555)	(25,601)	$(7,636)	$444,522

Balance, December 31, 2011	$420,960	37,308,402	$—	—	$12,877	757,722	$(758)	(33,811)	$(9,313)	$423,766
Issuance of common units for vesting of phantom units		31,701								—
Treasury units purchased							(165)	(6,990)		(165)
Net proceeds from issuance of common units	114,530	4,965,000								114,530
Proceeds from sale of general partner units to Exterran Holdings					2,426	100,861				2,426
Acquisition of a portion of Exterran Holdings U.S. contract operations business	(28,221)									(28,221)
Contribution of capital, net	8,520				(18)					8,502
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(2,576)				(162)					(2,738)
Cash distributions	(39,386)				(2,674)					(42,060)
Unit based compensation expense	479									479
Interest rate swap loss, net of reclassification to earnings									(1,818)	(1,818)
Amortization of payments to terminate interest rate swaps									614	614
Net income (loss)	(16,332)				1,787					(14,545)
Balance, June 30, 2012	$457,974	42,305,103	$—	—	$14,236	858,583	$(923)	(40,801)	$(10,517)	$460,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(14,545)	$(1,715)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	43,150	29,608
Long-lived asset impairment	28,927	305
Amortization of debt issuance cost	741	638
Amortization of payments to terminate interest rate swaps	614	5,131
Unit based compensation expense	485	517
Provision for doubtful accounts	545	29
Gain on sale of compression equipment	(418)	(327)
Changes in assets and liabilities:
Accounts receivable, trade	(9,912)	(3,231)
Other liabilities	(3,271)	1,165
Net cash provided by operating activities	46,316	32,120

Cash flows from investing activities:
Capital expenditures	(51,455)	(23,820)
Payment to Exterran Holdings for a portion of the contract operations acquisitions	(77,415)	(62,217)
Proceeds from sale of compression equipment	1,003	1,268
Decrease in amounts due from affiliates, net	1,184	5,329
Net cash used in investing activities	(126,683)	(79,440)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	609,000	474,500
Repayments of long-term debt	(616,350)	(543,434)
Distributions to unitholders	(42,060)	(32,233)
Net proceeds from issuance of common units	114,530	127,672
Net proceeds from sale of general partner units	2,426	1,316
Payments for debt issue costs	(549)	(980)
Purchases of treasury units	(165)	(281)
Capital contribution from limited partners and general partner	14,126	19,329
Increase in amounts due to affiliates, net	—	1,613
Net cash provided by financing activities	80,958	47,502

Net increase in cash and cash equivalents	591	182
Cash and cash equivalents at beginning of period	5	50
Cash and cash equivalents at end of period	$596	$232

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$8,885	$594
Contract operations equipment acquired/exchanged, net	$57,615	$193,069
Intangible assets allocated in contract operations acquisitions	$5,005	$6,400
Debt assumed in contract operations acquisitions	$105,350	$159,434
Non-cash capital distribution due to the contract operations acquisitions	$28,221	$24,655
General partner units issued in contract operations acquisitions	$—	$767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (“we,” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011. That report contains a more comprehensive summary of our accounting policies. These interim results are not necessarily indicative of results for a full year.

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

Financial Instruments

Our financial instruments consist of cash, trade receivables and payables, interest rate swaps and long-term debt. At June 30, 2012 and December 31, 2011, the estimated fair values of those financial instruments approximated their carrying values as reflected in our condensed consolidated balance sheets. The fair value of our long-term debt has been estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy. A summary of the fair value and carrying value of our long-term debt as of June 30, 2012 and December 31, 2011 is shown in the table below (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$643,500	$649,000	$545,500	$556,000

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

There were no potential common units included in computing the dilutive potential number of common units used in dilutive loss per common unit for the three and six months ended June 30, 2012 and 2011, as the effect of their inclusion would have been anti-dilutive. The table below indicates the potential number of common units that were excluded from net dilutive potential common units as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net dilutive potential common units issuable:
Phantom units	9	9	7	6
Net dilutive potential common units issuable	9	9	7	6

Reclassifications

Certain amounts in the prior financial statements have been reclassified to conform to the 2012 financial statement classification. These reclassifications have no impact on our consolidated results of operations, cash flows or financial position.

2.  MARCH 2012 AND JUNE 2011 CONTRACT OPERATIONS ACQUISITIONS

In March 2012, we acquired from Exterran Holdings contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2012 Contract Operations Acquisition”). In addition, the acquired assets included 139 compressor units, comprising approximately 75,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. At the date of acquisition, the acquired fleet assets had a net book value of $149.5 million, net of accumulated depreciation of $67.0 million. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs. In connection with this acquisition, we assumed $105.4 million of Exterran Holdings’ long-term debt and paid $77.4 million in cash to Exterran Holdings.

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

In June 2011, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “June 2011 Contract Operations Acquisition”). In addition, the acquired assets included 207 compressor units, comprising approximately 98,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. At the date of acquisition, the acquired fleet assets had a net book value of $191.4 million, net of accumulated depreciation of $85.5 million. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, we assumed $159.4 million of Exterran Holdings’ long-term debt, paid $62.2 million in cash and issued approximately 51,000 general partner units to our general partner.

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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the March 2012 Contract Operations Acquisition and June 2011 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded capital distributions of $28.2 million and $24.7 million for the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition, respectively, in the six months ended June 30, 2012 and 2011, respectively.

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

Pro Forma Financial Information

Pro forma financial information for the six months ended June 30, 2012 and the three and six months ended June 30, 2011 has been included to give effect to the expansion of our compressor fleet and service contracts and addition of natural gas processing plants as a result of the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. The March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition are presented in the pro forma financial information as though both transactions occurred as of January 1, 2011. The pro forma financial information for the six months ended June 30, 2012 and the three and six months ended June 30, 2011 reflects the following transactions:

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

The following table presents pro forma financial information for the six months ended June 30, 2012 and the three and six months ended June 30, 2011 (in thousands, except per unit amounts):

	Three Months Ended	Six Months Ended June 30,
	June 30, 2011	2012	2011
Revenue	$92,632	$193,802	$185,057
Net income (loss)	$1,379	$(12,533)	$4,529
Basic earnings (loss) per common unit	$0.02	$(0.35)	$0.10
Diluted earnings (loss) per common unit	$0.02	$(0.35)	$0.10
Basic earnings per subordinated unit	$0.02		$0.10
Diluted earnings per subordinated unit	$0.02		$0.10

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to the holders of our common and subordinated units. The pro forma net earnings (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the six months ended June 30, 2012 and the three and six month periods ended June 30, 2011.

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

During the six months ended June 30, 2012, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 245 compressor units, totaling approximately 106,500 horsepower with a net book value of approximately $42.9 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 245 compressor units, totaling approximately 72,000 horsepower with a net book value of approximately $28.4 million, to us. During the six months ended June 30, 2011, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 73 compressor units, totaling approximately 29,200 horsepower with a net book value of approximately $14.7 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 75 compressor units, totaling approximately 32,000 horsepower with a net book value of approximately $16.7 million, to us. During the six months ended June 30, 2012, we recorded capital distributions of approximately $14.5 million related to the differences in net book value on the compression equipment that was exchanged with us. During the six months ended June 30, 2011, we recorded capital contributions of approximately $2.0 million related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, Exterran Holdings paid to us a nominal amount for the difference in fair value of the equipment in connection with the transfers during each of the six month periods ended June 30, 2012 and 2011.

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

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $3.5 million and $8.3 million, respectively, for the three months ended June 30, 2012 and 2011, and by $8.8 million and $15.2 million, respectively, for the six months ended June 30, 2012 and 2011. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $2.8 million and $1.9 million, respectively, for the three months ended June 30, 2012 and 2011, and by $5.3 million and $4.2 million, respectively, for the six months ended June 30, 2012 and 2011. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.

Pursuant to the Omnibus Agreement, we are permitted to purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and our conflicts committee. During the six months ended June 30, 2012, we purchased $27.3 million of newly-fabricated compression equipment from Exterran Holdings. During the six months ended June 30, 2011, we did not purchase any newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the six months ended June 30, 2012 was recorded in our consolidated balance sheet as property, plant and equipment of $24.6 million, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $2.7 million, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the six months ended June 30, 2012 and 2011, Exterran Holdings contributed to us $8.9 million and $0.6 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

At June 30, 2012, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $10.2 million and $1.2 million, respectively. For the six months ended June 30, 2012 and 2011, we had revenues of $0.4 million and $0.6 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the six months ended June 30, 2012 and 2011, we had cost of sales of $4.9 million and $7.9 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

4.  LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Revolving credit facility due November 2015	$493,500	$395,500
Term loan facility due November 2015	150,000	150,000
Long-term debt	$643,500	$545,500

In November 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “Credit Agreement”) to provide for a new five-year, $550.0 million senior secured credit facility consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011 and by $200.0 million to $750.0 million in March 2012. During the first quarter of 2012, we incurred transaction costs of approximately $0.5 million related to the amendment of our Credit Agreement. These costs were included in Intangible and other assets, net and are being amortized over the term of the facility.

As of June 30, 2012, we had undrawn and available capacity of $256.5 million under our revolving credit facility.

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

•                       fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•                       thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2011 and 2012:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2011 — 3/31/2011	May 13, 2011	$0.4775	$16.2 million
4/1/2011 — 6/30/2011	August 12, 2011	0.4825	19.1 million
7/1/2011 — 9/30/2011	November 14, 2011	0.4875	19.3 million
10/1/2011 — 12/31/2011	February 14, 2012	0.4925	19.6 million
1/1/2012 — 3/31/2012	May 15, 2012	0.4975	22.5 million

(1)  Includes distributions to our general partner on its incentive distribution rights.

On July 30, 2012, Exterran GP LLC’s board of directors approved a cash distribution of $0.5025 per limited partner unit, or approximately $22.8 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from April 1, 2012 through June 30, 2012. The record date for this distribution is August 10, 2012 and payment is expected to occur on August 14, 2012.

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

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair market value of a common unit.

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

Phantom Units

The following table presents phantom unit activity for the six months ended June 30, 2012:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2011	75,267	$21.45
Granted	22,340	23.38
Vested	(31,701)	17.97
Cancelled	(771)	28.50
Phantom units outstanding, June 30, 2012	65,135	23.72

As of June 30, 2012, $1.1 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 2.2 years.

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

Interest Rate Risk

At June 30, 2012, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of June 30, 2012, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive loss and is included in accumulated other comprehensive loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and, therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the three and six months ended June 30, 2012 and 2011, there was no ineffectiveness related to interest rate swaps. We estimate that $3.4 million of deferred losses attributable to existing interest rate swaps and included in our accumulated other comprehensive loss at June 30, 2012, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average effective fixed interest rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss is being amortized into interest expense over the original terms of the swaps. We estimate that $0.5 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,425)
Interest rate hedges	Interest rate swaps	(6,630)
Total derivatives		$(10,055)

	December 31, 2011
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,040)
Interest rate hedges	Interest rate swaps	(5,197)
Total derivatives		$(8,237)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,405)	Interest expense	$(1,259)	$(3,723)	Interest expense	$(2,519)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(6,433)	Interest expense	$(3,533)	$(5,844)	Interest expense	$(6,881)

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

8.  FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, with pricing levels as of the date of valuation (in thousands):

	June 30, 2012			December 31, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$—	$(10,055)	$—	$—	$(8,237)	$—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis for the six months ended June 30, 2012 and 2011, with pricing levels as of the date of valuation (in thousands):

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$7,436	$—	$—	$156

Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use. Because we expect the disposition of the fleet assets we impaired during the three months ended June 30, 2012 to take more than twelve months, we discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 10.4%.

9.  LONG-LIVED ASSET IMPAIRMENT

During the six months ended June 30, 2012, we evaluated the future deployment of our idle fleet and, as a result, determined to retire and either sell or re-utilize key components on approximately 260 idle compressor units, or approximately 69,000 horsepower, that we previously used to provide services. As a result of our decision to sell or re-utilize key components on these compressor units, we performed an impairment review and, based on that review, have recorded a $21.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use.

In the fourth quarter of 2010, we recorded an impairment of compressor units that we retired from our active fleet and made available for sale.  In connection with our review of our fleet in June 2012, we re-evaluated the key assumptions used in the fleet impairment recorded in the fourth quarter of 2010. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the impairment in the fourth quarter of 2010. This resulted in an additional impairment of $7.4 million to reduce the book value of each unit to its estimated fair value.

Additionally, during the six months ended June 30, 2011, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use. The net book value of these assets exceeded the fair value by $0.3 million for the six months ended June 30, 2011 and was recorded as a long-lived asset impairment.

10.  UNIT TRANSACTIONS

In March 2012, we sold, pursuant to a public underwritten offering, 4,965,000 common units representing limited partner interests in us, including 465,000 common units sold pursuant to an over-allotment option. The net proceeds from this offering of $114.5 million were used to repay borrowings outstanding under the revolving credit facility. In connection with this sale and as permitted under our partnership agreement, we issued approximately 101,000 general partner units to our general partner in consideration of the continuation of its approximate 2.0% general partner interest in us. Our general partner made a capital contribution to us in the amount of $2.4 million as consideration for such units.

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

As of June 30, 2012, Exterran Holdings owned 12,495,391 common units and 858,583 general partner units, collectively representing a 31% interest in us.

11.  RECENT ACCOUNTING DEVELOPMENTS

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

12.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Because of the inherent uncertainty of litigation, however, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders, for the period in which the resolution occurs.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

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

March 2012 Contract Operations Acquisition

In March 2012, we acquired from Exterran Holdings contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2012 Contract Operations Acquisition”). In addition, the acquired assets included 139 compressor units, comprising approximately 75,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 10 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. At the date of acquisition, the acquired fleet assets had a net book value of $149.5 million, net of accumulated depreciation of $67.0 million. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs. In connection with this acquisition, we assumed $105.4 million of Exterran Holdings’ long-term debt and paid $77.4 million in cash to Exterran Holdings.

June 2011 Contract Operations Acquisition

In June 2011, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “June 2011 Contract Operations Acquisition”). In addition, the acquired assets included 207 compressor units, comprising approximately 98,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 8 million cubic feet per day used to provide processing services to a customer pursuant to a long-term services agreement. At the date of acquisition, the acquired fleet assets had a net book value of $191.4 million, net of accumulated depreciation of $85.5 million. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, we assumed $159.4 million of Exterran Holdings’ long-term debt, paid $62.2 million in cash and issued approximately 51,000 general partner units to our general partner.

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

OVERVIEW

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of natural gas reserves in the U.S. Spending by natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in natural gas exploration and production spending will normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended April 30, 2012 increased by approximately 1% over the twelve months ended April 30, 2011. The Energy Information Administration (“EIA”) estimates that natural gas consumption in the U.S. will increase by 4.9% in 2012 and will increase by an average of 0.5% per year thereafter until 2035. Natural gas marketed production in the U.S. for the twelve months ended April 30, 2012 increased by approximately 8% compared to the twelve months ended April 30, 2011. The EIA expects total U.S. natural gas marketed production growth in 2012 to occur at a lower rate than in 2011. In 2010, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas. The EIA estimates that the natural gas production level in the U.S. will be approximately 26 trillion cubic feet in calendar year 2035.

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

Our revenue, earnings and financial position are affected by, among other things, (i) market conditions that impact demand and pricing for natural gas compression, (ii) our customers’ decisions regarding whether to utilize our services rather than utilize products or services from our competitors, (iii) our customers’ decisions regarding whether to own and operate the equipment themselves, and (iv) the timing and consummation of acquisitions of additional contract operations customer service agreements and equipment from Exterran Holdings. In particular, many of our contracts with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations and cash available for distribution. As we believe there will be a high level of activity in certain U.S. areas focused on the production of oil and natural gas liquids, we anticipate investing in more new fleet units, and therefore investing more capital, in 2012 than we did in 2011.

During 2011 and the first six months of 2012, we saw robust drilling activity, particularly in shale plays and areas focused on the production of oil and natural gas liquids. This activity led to higher demand and bookings for our contract operations services in these markets. The new development activity has increased the overall amount of compression horsepower in the industry and in our business; however, these increases continue to be partially offset by horsepower declines in more mature and predominantly dry gas markets. In April 2012, natural gas prices in the U.S. fell to the lowest levels seen in more than a decade. Since then, natural gas prices have improved somewhat, but still remain at historically low levels which could decrease natural gas production, particularly in dry gas areas. We believe that the low natural gas price environment, as well as the recent investment of capital in new equipment by our competitors and other third parties, could decrease demand for our services. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the six months ended June 30, 2012 of approximately $1.9 million and $1.0 million, respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net loss, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and selling, general and administrative (“SG&A”) expenses is capped through December 31, 2013 (see Note 3 to the Financial Statements). Our cost of sales exceeded the cap provided in the Omnibus Agreement by $3.5 million and $8.3 million, respectively, for the three months ended June 30, 2012 and 2011, and by $8.8 million and $15.2 million, respectively, for the six months ended June 30, 2012 and 2011. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $2.8 million and $1.9 million, respectively, for the three months ended June 30, 2012 and 2011, and by $5.3 million and $4.2 million, respectively, for the six months ended June 30, 2012 and 2011.

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

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Available Horsepower (at period end)(1)(2)	2,026	1,905	2,026	1,905
Total Operating Horsepower (at period end)(1)	1,908	1,684	1,908	1,684
Average Operating Horsepower	1,916	1,442	1,828	1,419
Horsepower Utilization:
Spot (at period end)(2)	94%	88%	94%	88%
Average	91%	87%	91%	87%

(1)          Includes compressor units with an aggregate horsepower of approximately 158,000 and 226,000 leased from Exterran Holdings as of June 30, 2012 and 2011, respectively. Excludes compressor units with an aggregate horsepower of approximately 20,000 and 21,000 leased to Exterran Holdings as of June 30, 2012 and 2011, respectively.

(2)          Amounts for the periods ended June 30, 2012 exclude approximately 67,000 horsepower of idle compressor units that were removed from the compressor fleet as a result of the June 2012 impairment review.

Summary of Results

Net loss.  We recorded net losses of $19.1 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively, and $14.5 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively. The increase in net loss during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 was primarily caused by a long-lived asset impairment of $28.1 million recorded in June 2012, partially offset by improved gross margins including the impact of the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $45.0 million and $32.0 million for the three months ended June 30, 2012 and 2011, respectively, and $85.0 million and $63.2 million for the six months ended June 30, 2012 and 2011, respectively. The increase in EBITDA, as further adjusted, during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 was primarily caused by improved gross margins, partially offset by higher depreciation and amortization expense and SG&A expense, from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. For a reconciliation of EBITDA, as further adjusted, to net loss, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

FINANCIAL RESULTS OF OPERATIONS

The Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net loss (dollars in thousands):

	Three Months Ended June 30,
	2012	2011
Revenue	$97,171	$71,841
Gross margin(1)	51,725	32,017
Gross margin percentage	53%	45%
Expenses:
Depreciation and amortization	$22,788	$15,459
Long-lived asset impairment	28,122	305
Selling, general and administrative — affiliates	13,450	9,927
Interest expense	6,399	7,553
Other (income) expense, net	(261)	455
Income tax expense	277	256
Net loss	$(19,050)	$(1,938)

(1)         For a reconciliation of gross margin to net loss, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  Average operating horsepower was approximately 1,916,000 and 1,442,000 for the three months ended June 30, 2012 and 2011, respectively. The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

Gross Margin.  The increase in gross margin during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to the inclusion of results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. The increase in gross margin was also impacted by better management of field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings, a $2.1 million benefit from ad valorem taxes due to a change in tax law, a $1.3 million reduction in estimated use taxes and a $2.0 million decrease in intercompany lease expense for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, partially offset by an increase in lube oil prices.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

Long-lived Asset Impairment.  During the three months ended June 30, 2012, we evaluated the future deployment of our idle fleet and, as a result, determined to retire and either sell or re-utilize key components on approximately 250 idle compressor units, or approximately 67,000 horsepower, that we previously used to provide services. As a result of our decision to sell or re-utilize key components on these compressor units, we performed an impairment review and, based on that review, have recorded a $20.7 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use.  As of June 30, 2012, the average age of the impaired idle units was 27 years.

In the fourth quarter of 2010, we recorded an impairment of compressor units that we retired from our active fleet and made available for sale. In connection with our review of our fleet in June 2012, we re-evaluated the key assumptions used in the fleet impairment recorded in the fourth quarter of 2010. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the impairment in the fourth quarter of 2010. This resulted in an additional impairment of $7.4 million to reduce the book value of each unit to its estimated fair value.  As of June 30, 2012, the average age of the units we further impaired in the second quarter of 2012 was 27 years.

During the three months ended June 30, 2011, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use. The net book value of these assets exceeded the fair value by $0.3 million for the three months ended June 30, 2011, and was recorded as a long-lived asset impairment.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. SG&A expenses represented 14% of revenues for each of the three month periods ended June 30, 2012 and 2011.

Interest Expense.  The decrease in interest expense was primarily due to a decrease of $2.3 million in the amortization of payments to terminate interest rate swaps, which was partially offset by a higher average balance of long-term debt, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The payments to terminate interest rate swap agreements are being amortized into interest expense over the original terms of the swaps.

Other (Income) Expense, Net.  Other (income) expense, net for the three months ended June 30, 2011 included $0.5 million of transaction costs associated with the June 2011 Contract Operations Acquisition. Additionally, Other (income) expense, net for the three months ended June 30, 2012 and 2011 included $0.2 million and $0.1 million, respectively, of gains on the sale of used compression equipment.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax. The increase in income tax expense for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to an increase in our revenue earned within the state of Texas.

The Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net loss (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Revenue	$185,868	$140,570
Gross margin(1)	96,309	63,694
Gross margin percentage	52%	45%
Expenses:
Depreciation and amortization	$43,150	$29,608
Long-lived asset impairment	28,927	305
Selling, general and administrative — affiliates	25,672	20,143
Interest expense	12,281	14,628
Other (income) expense, net	266	234
Income tax expense	558	491
Net loss	$(14,545)	$(1,715)

(1)         For a reconciliation of gross margin to net loss, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  Average operating horsepower was approximately 1,828,000 and 1,419,000 for the six months ended June 30, 2012 and 2011, respectively. The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

Gross Margin.  The increase in gross margin during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to the inclusion of results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. The increase in gross margin was also impacted by better management of field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings, a $2.1 million benefit from ad valorem taxes due to a change in tax law, a $1.9 million reduction in estimated use taxes and a $3.1 million decrease in intercompany lease expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, partially offset by an increase in lube oil prices.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

Long-lived Asset Impairment.  During the six months ended June 30, 2012, we evaluated the future deployment of our idle fleet and, as a result, determined to retire and either sell or re-utilize key components on approximately 260 idle compressor units, or approximately 69,000 horsepower, that we previously used to provide services. As a result of our decision to sell or re-utilize key components on these compressor units, we performed an impairment review and, based on that review, have recorded a $21.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds as compared to other fleet units we recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use.  As of June 30, 2012, the average age of the impaired idle units was 27 years.

In the fourth quarter of 2010, we recorded an impairment of compressor units that we retired from our active fleet and made available for sale. In connection with our review of our fleet in June 2012, we re-evaluated the key assumptions used in the fleet impairment recorded in the fourth quarter of 2010. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the impairment in the fourth quarter of 2010. This resulted in an additional impairment of $7.4 million to reduce the book value of each unit to its estimated fair value.  As of June 30, 2012, the average age of the units we further impaired in the second quarter of 2012 was 27 years.

Additionally, during the six months ended June 30, 2011, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we have recently sold, as well as our review of other units that were recently offered for sale by third parties, or the estimated component value of the equipment that we plan to use. The net book value of these assets exceeded the fair value by $0.3 million for the six months ended June 30, 2011 and was recorded as a long-lived asset impairment.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. SG&A expenses represented 14% of revenues for each of the six month periods ended June 30, 2012 and 2011.

Interest Expense.  The decrease in interest expense was primarily due to a decrease of $4.5 million in the amortization of payments to terminate interest rate swaps, which was partially offset by a higher average balance of long-term debt, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The payments to terminate interest rate swap agreements are being amortized into interest expense over the original terms of the swaps.

Other (Income) Expense, Net.  Other (income) expense, net for the six months ended June 30, 2012 included $0.7 million of transaction costs associated with the March 2012 Contract Operations Acquisition. Other (income) expense, net for the six months ended June 30, 2011 included $0.5 million of transaction costs associated with the June 2011 Contract Operations Acquisition. Additionally, Other (income) expense, net for the six months ended June 30, 2012 and 2011 included $0.4 million and $0.3 million, respectively, of gains on the sale of used compression equipment.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax. The increase in income tax expense for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily due to an increase in our revenue earned within the state of Texas.

LIQUIDITY AND CAPITAL RESOURCES

The following tables summarize our sources and uses of cash for the six months ended June 30, 2012 and 2011, and our cash and working capital as of the end of the periods presented (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$46,316	$32,120
Investing activities	(126,683)	(79,440)
Financing activities	80,958	47,502
Net change in cash and cash equivalents	$591	$182

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$596	$5
Working capital	32,680	21,121

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

Investing Activities.  The increase in cash used in investing activities was primarily attributable to an increase of $27.6 million in capital expenditures during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Capital expenditures for the six months ended June 30, 2012 were $51.5 million, consisting of $32.0 million for fleet growth capital and $19.5 million for compressor maintenance activities. We purchased $27.3 million of newly-fabricated compression equipment, which was included in fleet growth capital, from Exterran Holdings during the six months ended June 30, 2012. In addition, we used $15.2 million more cash for the March 2012 Contract Operations Acquisition than we used for the June 2011 Contract Operations Acquisition.

Financing Activities.  The increase in net cash provided by financing activities was primarily the result of a decrease in net repayments under our debt facilities and an increase in distributions to unitholders during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, partially offset by our receipt of $13.1 million less in net proceeds from the issuance of common units. We used all of the net proceeds we received from the March 2012 public offering and a portion of the net proceeds we received from the May 2011 public offering to repay borrowings under our senior secured credit facility.

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $37 million to $42 million in equipment maintenance capital expenditures during 2012. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. Given that the majority of the idle compression equipment has been and is currently held by Exterran Holdings, much of the idle compression equipment required for these contract operations services opportunities has been held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will increase (and that lease expense will be reduced).

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our credit facility and that we have the ability to generate or borrow under our credit facility adequate amounts of cash to meet our short-term needs and needs for the foreseeable future. Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our credit facility, the issuance of additional partnership units and future debt offerings, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

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

Long-term Debt.  In November 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “Credit Agreement”) to provide for a new five-year, $550.0 million senior secured credit facility consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011 and by $200.0 million to $750.0 million in March 2012. During the first quarter of 2012, we incurred transaction costs of approximately $0.5 million related to the amendment of our Credit Agreement. These costs were included in Intangible and other assets, net and are being amortized over the term of the facility. As of June 30, 2012, we had undrawn and available capacity of $256.5 million under our revolving credit facility.

The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2012, all amounts outstanding under the revolving credit facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of our revolving credit facility at June 30, 2012, excluding the effect of interest rate swaps, was 2.8%.

The term loan facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At June 30, 2012, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan facility at June 30, 2012 was 3.0%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Credit Agreement) and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. The Credit Agreement allows for our Total Debt to EBITDA ratio to be increased from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. Therefore, because the March 2012 Contract Operations Acquisition closed in the first quarter of 2012 and met the applicable thresholds, the maximum allowed ratio of Total Debt to EBITDA is 5.25 to 1.0 through September 30, 2012, reverting to 4.75 to 1.0 for the quarter ending December 31, 2012 and subsequent quarters. Because the March 2012 Contract Operations Acquisition closed during the first quarter of 2012, our Total Debt to EBITDA ratio was temporarily increased from 4.75 to 1.0 to 5.25 to 1.0 during the quarter ended March 31, 2012 and will continue at that level through September 30, 2012, reverting to 4.75 to 1.0 for the quarter ending December 31, 2012 and subsequent quarters. As of June 30, 2012, we maintained an 8.0 to 1.0 EBITDA to Total Interest Expense ratio and a 3.6 to 1.0 Total Debt to EBITDA ratio. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. As of June 30, 2012, we were in compliance with all financial covenants under the Credit Agreement.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average effective fixed interest rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss is being amortized into interest expense over the original terms of the swaps. Of the total amount included in accumulated other comprehensive loss, $0.6 million was amortized into interest expense during the six months ended June 30, 2012 and we expect $0.3 million to be amortized into interest expense during the remainder of 2012. See Note 7 to the Financial Statements for further discussion of our interest rate swap agreements.

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

On July 30, 2012, Exterran GP LLC’s board of directors approved a cash distribution of $0.5025 per limited partner unit, or approximately $22.8 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from April 1, 2012 through June 30, 2012. The record date for this distribution is August 10, 2012 and payment is expected to occur on August 14, 2012.

NON-GAAP FINANCIAL MEASURES

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management as it represents the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income tax expense. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net loss as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net loss. These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense and SG&A expense. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net loss to our gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(19,050)	$(1,938)	$(14,545)	$(1,715)
Depreciation and amortization	22,788	15,459	43,150	29,608
Long-lived asset impairment	28,122	305	28,927	305
Selling, general and administrative — affiliates	13,450	9,927	25,672	20,143
Interest expense	6,399	7,553	12,281	14,628
Other (income) expense, net	(261)	455	266	234
Income tax expense	277	256	558	491
Gross margin	$51,725	$32,017	$96,309	$63,694

We define EBITDA, as further adjusted, as net loss plus income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, other charges, and non-cash SG&A costs and any amounts by which cost of sales and SG&A costs are reduced as a result of caps on these costs contained in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes. We believe EBITDA, as further adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization expense, impairment charges), tax consequences, caps on operating and SG&A costs, non-cash SG&A costs and reimbursements. Management uses EBITDA, as further adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as further adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

EBITDA, as further adjusted, is not a measure of financial performance under GAAP, and should not be considered in isolation or as an alternative to net loss, cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from EBITDA, as further adjusted, are significant and necessary components to the operations of our business, and, therefore, EBITDA, as further adjusted, should only be used as a supplemental measure of our operating performance.

The following table reconciles our net loss to EBITDA, as further adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(19,050)	$(1,938)	$(14,545)	$(1,715)
Income tax expense	277	256	558	491
Depreciation and amortization	22,788	15,459	43,150	29,608
Long-lived asset impairment	28,122	305	28,927	305
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	6,321	10,200	14,126	19,329
Non-cash selling, general and administrative costs — affiliates	140	153	485	517
Interest expense	6,399	7,553	12,281	14,628
EBITDA, as further adjusted	$44,997	$31,988	$84,982	$63,163

We define distributable cash flow as net loss plus depreciation and amortization expense, impairment charges, non-cash SG&A costs, interest expense and any amounts by which cost of sales and SG&A costs are reduced as a result of caps on these costs contained in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes, less cash interest expense (excluding amortization of deferred financing fees and costs incurred to terminate interest rate swaps early) and maintenance capital expenditures, and excluding gains or losses on asset sales and other charges. We believe distributable cash flow is an important measure of operating performance because it allows management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner) to the cash distributions we expect to pay our unitholders. Using distributable cash flow, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.

Distributable cash flow is not a measure of financial performance under GAAP, and should not be considered in isolation or as an alternative to net loss, cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from distributable cash flow are significant and necessary components to the operations of our business, and, therefore, distributable cash flow should only be used as a supplemental measure of our operating performance.

The following table reconciles our net loss to distributable cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(19,050)	$(1,938)	$(14,545)	$(1,715)
Depreciation and amortization	22,788	15,459	43,150	29,608
Long-lived asset impairment	28,122	305	28,927	305
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	6,321	10,200	14,126	19,329
Non-cash selling, general and administrative costs — affiliates	140	153	485	517
Interest expense	6,399	7,553	12,281	14,628
Expensed acquisition costs	—	514	695	514
Less: Gain on sale of compression equipment	(244)	(115)	(418)	(327)
Less: Cash interest expense	(5,718)	(4,652)	(10,926)	(8,859)
Less: Maintenance capital expenditures	(11,416)	(8,454)	(19,533)	(13,911)
Distributable cash flow	$27,342	$19,025	$54,242	$40,089

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of June 30, 2012, after taking into consideration interest rate swaps, we had approximately $393.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2012 would result in an annual increase in our interest expense of approximately $3.9 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

ITEM 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of June 30, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. Because of the inherent uncertainty of litigation, however, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or ability to make cash distributions to our unitholders for the period in which the resolution occurs.

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

Natural gas prices in the U.S. are at low levels, which could decrease demand for our natural gas compression services, which could adversely affect our business and decrease our revenue and cash available for distribution.

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for our natural gas compression services. Oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production. In April 2012, natural gas prices in the U.S. fell to the lowest levels seen in more than a decade at around $2.00 per MMBtu and, as a result, certain companies announced a reduction in their natural gas drilling and production activities, particularly in dry gas areas. Since then, natural gas prices have improved somewhat to around $3.00 per MMBtu as of July 2012, but still remain at historically low levels. Additionally, in the U.S., compression services for our customers’ production from unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments. If the current price levels for natural gas continue or decrease, the level of production activity and the demand for our contract operations services could decrease, which could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders. A reduction in demand for our services could also force us to reduce our pricing substantially.

New regulations, proposed regulations and proposed modifications to existing regulations under the Clean Air Act (“CAA”), if implemented, could result in increased compliance costs.

On August 20, 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule as originally published would have required us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at major sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. On October 19, 2010, we submitted a legal challenge to the U.S. Court of Appeals for the D.C. Circuit and a Petition for Administrative Reconsideration to the EPA for some monitoring aspects of the rule. The legal challenge has been held in abeyance since December 3, 2010, pending the EPA’s consideration of the Petition for Administrative Reconsideration. On June 7, 2012, the EPA published proposed changes to the regulation in response to the petition such that, among other things, the proposed rule will require catalyst installation only on equipment at sites that in effect do not meet the U.S. Department of Transportation (DOT) definition of “remote.” All other engines will be subject to management practices only. The comment period for the proposed changes ends August 9, 2012. At this point, we cannot predict what the EPA will adopt as its final rule, and as a result we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is anticipated to be required by October 2013.

In addition, the Texas Commission on Environmental Quality (“TCEQ”) has finalized revisions to certain air permit programs that significantly increase the air permitting requirements for new and certain existing oil and natural gas production and gathering sites for 23 counties in the Barnett Shale production area. The final rule establishes new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. Our cost to comply with the revised air permit programs is not expected to be material at this time. Although the TCEQ had previously stated it would consider expanding application of the new air permit program statewide, the Texas Legislature adopted legislation prohibiting such an expansion in the near term, including by preventing the TCEQ from expending funds to extend the rule’s geographic scope prior to August 31, 2013 and prior to conducting and providing to the Texas Legislature an economic impact study regarding any such expansion. At this point, we cannot predict whether or when such a geographic expansion of those rules might occur or the cost to comply with any such requirements. Notably, in June 2012, the TCEQ published a proposal that would revise these regulations to remove eight counties from the 23-county area affected by these more stringent air permit programs. The comment period on this proposal closed on July 16, 2012.

On April 17, 2012, the EPA issued final rules focused on reducing the emissions of certain chemicals by the oil and natural gas industry, including volatile organic compounds, sulfur dioxide and certain air toxics. At this point, we are still reviewing the final rule, and cannot yet predict the cost to comply.

On May 21, 2012, the EPA issued new ozone nonattainment designations for all areas except Chicago, in relation to the 2008 national ambient air quality standard (“NAAQS”) for ozone. Among other things, these new designations add Wise County to the Dallas-Fort Worth (“DFW”) nonattainment area. This new designation will require Texas to modify its State Implementation Plan (“SIP”) to include a plan to get Wise County into compliance with the ozone NAAQS. This modification process typically takes about three to five years. If Texas implements the same control requirements in Wise County that are already in place in the other counties in the DFW nonattainment area, we could have to modify or remove and replace a significant amount of equipment we currently utilize in Wise County. However, at this point we cannot predict what Texas’ new SIP will require or what equipment will still be operating in Wise County when it comes into effect and, as a result, we cannot currently accurately predict the impact or cost to comply.

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

The U.S. Congress has considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. One bill, passed by the House of Representatives, if enacted by the full Congress, would have required greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emissions inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA has adopted regulations to control greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of sources required to obtain permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued a final rule that maintains the greenhouse gas permitting thresholds that were established in step one and step two of the tailoring rule. The final rule constitutes EPA’s third step in the agency’s phased-in approach to greenhouse gas permitting under the CAA. On June 26, 2012, the U.S. Court of Appeals for the D.C. Circuit upheld EPA’s greenhouse gas regulations including these permitting requirements against a challenge from a number of states and industry groups. These rules will affect some of our and our customers’ largest new or modified facilities going forward, requiring us to obtain permits that specifically include authorizations to emit greenhouse gases after demonstrating that those facilities will use the best available control technologies and accepting firm limits on emissions.

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

2.2

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

3.4	Certificate of Limited Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
31.1 *	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2 *	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
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

August 2, 2012	EXTERRAN PARTNERS, L.P.

	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

	By:	EXTERRAN GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
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

2.2

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

3.4	Certificate of Limited Partnership of UCO General Partner, LP, incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
3.5	Amended and Restated Limited Partnership Agreement of UCO General Partner, LP, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
3.6	Certificate of Formation of UCO GP, LLC, incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.7	Amended and Restated Limited Liability Company Agreement of UCO GP, LLC, incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006
31.1 *	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2 *	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
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