Form 10-Q
period 2012-09-30
EXTERRAN PARTNERS, L.P.
filed 2012-11-01
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

As of October 25, 2012, there were 42,264,302 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$393	$5
Accounts receivable, trade, net of allowance of $1,055 and $985, respectively	43,384	33,275
Due from affiliates, net	1,680	4,383
Total current assets	45,457	37,663
Property, plant and equipment	1,425,185	1,219,605
Accumulated depreciation	(480,354)	(412,553)
Net property, plant and equipment	944,831	807,052
Goodwill	124,019	124,019
Intangible and other assets, net	24,644	22,271
Total assets	$1,138,951	$991,005

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$9,950	$12,224
Accrued interest	1,417	1,278
Current portion of interest rate swaps	3,121	3,040
Total current liabilities	14,488	16,542
Long-term debt	664,500	545,500
Interest rate swaps	7,544	5,197
Total liabilities	686,532	567,239
Commitments and contingencies (Note 12)
Partners’ capital:
Limited partner units:
Common units, 42,305,103 and 37,308,402 units issued, respectively	450,166	420,960
General partner units, 2% interest with 858,583 and 757,722 equivalent units issued and outstanding, respectively	14,126	12,877
Accumulated other comprehensive loss	(10,950)	(9,313)
Treasury units, 40,801 and 33,811 common units, respectively	(923)	(758)
Total partners’ capital	452,419	423,766
Total liabilities and partners’ capital	$1,138,951	$991,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Revenue — third parties	$99,136	$84,103	$284,589	$224,046
Revenue — affiliates	188	334	603	961
Total revenues	99,324	84,437	285,192	225,007

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	48,652	43,355	138,211	120,231
Depreciation and amortization	21,930	19,087	65,080	48,695
Long-lived asset impairment	—	384	28,927	689
Selling, general and administrative — affiliates	11,762	10,594	37,434	30,737
Interest expense	6,465	7,860	18,746	22,488
Other (income) expense, net	(137)	(338)	129	(104)
Total costs and expenses	88,672	80,942	288,527	222,736
Income (loss) before income taxes	10,652	3,495	(3,335)	2,271
Income tax expense	272	242	830	733
Net income (loss)	$10,380	$3,253	$(4,165)	$1,538

General partner interest in net income (loss)	$1,343	$837	$3,130	$2,085
Common units interest in net income (loss)	$9,037	$2,160	$(7,295)	$(476)
Subordinated units interest in net income (loss)		$256		$(71)

Weighted average common units outstanding:
Basic	42,264	33,308	41,070	29,942
Diluted	42,280	33,325	41,070	29,942

Weighted average subordinated units outstanding:
Basic		3,953		4,477
Diluted		3,953		4,477

Income (loss) per common unit:
Basic	$0.21	$0.06	$(0.18)	$(0.02)
Diluted	$0.21	$0.06	$(0.18)	$(0.02)

Income (loss) per subordinated unit:
Basic		$0.06		$(0.02)
Diluted		$0.06		$(0.02)

Distributions declared and paid per limited partner unit in respective periods	$0.5025	$0.4825	$1.4925	$1.4325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$10,380	$3,253	$(4,165)	$1,538
Other comprehensive income (loss):
Interest rate swap loss, net of reclassifications to earnings	(609)	(6,891)	(2,427)	(10,985)
Amortization of payments to terminate interest rate swaps	176	2,565	790	7,696
Total other comprehensive loss	(433)	(4,326)	(1,637)	(3,289)
Comprehensive income (loss)	$9,947	$(1,073)	$(5,802)	$(1,751)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

(unaudited)

	Partners’ Capital								Accumulated
	Common Units		Subordinated Units		General Partner Units		Treasury Units		Other Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2010	$379,748	27,363,451	$(30,702)	4,743,750	$10,638	653,318	$(274)	(15,756)	$(8,673)	$350,737
Issuance of common units for vesting of phantom units		45,634								—
Treasury units purchased							(294)	(10,340)		(294)
Transaction costs for conversion of subordinated units	(20)									(20)
Conversion of subordinated units to common units	(9,569)	1,581,250	9,569	(1,581,250)						—
Net proceeds from issuance of common units	127,672	5,134,175								127,672
Proceeds from sale of general partner units to Exterran Holdings					1,316	53,431				1,316
Transaction costs for the public offering of common units by Exterran Holdings	(261)									(261)
Acquisition of a portion of Exterran Holdings U.S. contract operations business	(24,655)				767	50,973				(23,888)
Contribution of capital, net	21,261		9,472		1,281					32,014
Cash distributions	(41,689)		(6,795)		(2,822)					(51,306)
Unit based compensation expense	299									299
Interest rate swap loss, net of reclassification to earnings									(10,985)	(10,985)
Amortization of payments to terminate interest rate swaps									7,696	7,696
Net income (loss)	(476)		(71)		2,085					1,538
Balance, September 30, 2011	$452,310	34,124,510	$(18,527)	3,162,500	$13,265	757,722	$(568)	(26,096)	$(11,962)	$434,518

Balance, December 31, 2011	$420,960	37,308,402	$—	—	$12,877	757,722	$(758)	(33,811)	$(9,313)	$423,766
Issuance of common units for vesting of phantom units		31,701								—
Treasury units purchased							(165)	(6,990)		(165)
Net proceeds from issuance of common units	114,530	4,965,000								114,530
Proceeds from sale of general partner units to Exterran Holdings					2,426	100,861				2,426
Acquisition of a portion of Exterran Holdings U.S. contract operations business	(28,221)									(28,221)
Contribution of capital, net	15,340				226					15,566
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(5,170)				(335)					(5,505)
Cash distributions	(60,624)				(4,198)					(64,822)
Unit based compensation expense	646									646
Interest rate swap loss, net of reclassification to earnings									(2,427)	(2,427)
Amortization of payments to terminate interest rate swaps									790	790
Net income (loss)	(7,295)				3,130					(4,165)
Balance, September 30, 2012	$450,166	42,305,103	$—	—	$14,126	858,583	$(923)	(40,801)	$(10,950)	$452,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(4,165)	$1,538
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	65,080	48,695
Long-lived asset impairment	28,927	689
Amortization of deferred financing cost	1,125	982
Amortization of payments to terminate interest rate swaps	790	7,696
Unit based compensation expense	657	310
Provision for doubtful accounts	400	268
Gain on sale of compression equipment	(545)	(646)
Changes in assets and liabilities:
Accounts receivable, trade	(10,509)	(8,544)
Other liabilities	(2,150)	2,732
Net cash provided by operating activities	79,610	53,720

Cash flows from investing activities:
Capital expenditures	(91,698)	(33,144)
Payment to Exterran Holdings for a portion of the contract operations acquisitions	(77,415)	(62,217)
Proceeds from sale of compression equipment	1,606	2,308
Decrease in amounts due from affiliates, net	2,158	359
Net cash used in investing activities	(165,349)	(92,694)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	662,000	506,500
Repayments of long-term debt	(648,350)	(570,934)
Distributions to unitholders	(64,822)	(51,306)
Net proceeds from issuance of common units	114,530	127,672
Net proceeds from sale of general partner units	2,426	1,316
Payments for debt issuance costs	(549)	(980)
Purchases of treasury units	(165)	(294)
Capital contribution from limited partners and general partner	21,057	27,324
Net cash provided by financing activities	86,127	39,298

Net increase in cash and cash equivalents	388	324
Cash and cash equivalents at beginning of period	5	50
Cash and cash equivalents at end of period	$393	$374

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$12,058	$5,156
Contract operations equipment acquired/exchanged, net	$54,575	$190,897
Intangible assets allocated in contract operations acquisitions	$5,005	$6,400
Debt assumed in contract operations acquisitions	$105,350	$159,434
Non-cash capital distribution due to the contract operations acquisitions	$28,221	$24,655
General partner units issued in contract operations acquisitions	$—	$767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (“we” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2011. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

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

Financial Instruments

Our financial instruments consist of cash, trade receivables and payables, interest rate swaps and long-term debt. At September 30, 2012 and December 31, 2011, the estimated fair values of those financial instruments approximated their carrying values as reflected in our condensed consolidated balance sheets. The fair value of our long-term debt has been estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy. A summary of the fair value and carrying value of our long-term debt as of September 30, 2012 and December 31, 2011 is shown in the table below (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$664,500	$665,000	$545,500	$556,000

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

The potentially dilutive securities issued by us include phantom units, which do not require an adjustment to the amount of net income (loss) used for computing dilutive earnings (loss) per common unit. The table below indicates the potential common units included in computing the dilutive potential common units used in diluted earnings (loss) per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common units outstanding — used in basic earnings (loss) per common unit	42,264	33,308	41,070	29,942
Net dilutive potential common units issuable:
Phantom units	16	17	**	**
Weighted average common units and dilutive potential common units — used in diluted earnings (loss) per common unit	42,280	33,325	41,070	29,942

**               Excluded from diluted earnings (loss) per common unit as their inclusion would have been anti-dilutive.

The table below indicates the potential number of common units excluded from net dilutive potential common units as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net dilutive potential common units issuable:
Phantom units	—	—	10	4
Net dilutive potential common units issuable	—	—	10	4

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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the March 2012 Contract Operations Acquisition and June 2011 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded capital distributions of $28.2 million and $24.7 million for the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition, respectively, in the nine months ended September 30, 2012 and 2011, respectively.

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

Pro Forma Financial Information

Pro forma financial information for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 has been included to give effect to the expansion of our compressor fleet and service contracts and addition of natural gas processing plants as a result of the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. The March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition are presented in the pro forma financial information as though both transactions occurred as of January 1, 2011. The pro forma financial information for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 reflects the following transactions:

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

The following table presents pro forma financial information for the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011 (in thousands, except per unit amounts):

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2011	2012	2011
Revenue	$93,797	$293,126	$278,854
Net income (loss)	$5,069	$(2,153)	$9,598
Basic earnings (loss) per common unit	$0.11	$(0.13)	$0.21
Diluted earnings (loss) per common unit	$0.11	$(0.13)	$0.21
Basic earnings per subordinated unit	$0.11		$0.21
Diluted earnings per subordinated unit	$0.11		$0.21

Pro forma net income per limited partner unit is determined by dividing the pro forma net income that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to the holders of our common and subordinated units. The pro forma net earnings (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the nine months ended September 30, 2012 and the three and nine month periods ended September 30, 2011.

3.  RELATED PARTY TRANSACTIONS

We are a party to an omnibus agreement with Exterran Holdings, our general partner and others (as amended and/or restated, the “Omnibus Agreement”), the terms of which include, among other things:

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

During the nine months ended September 30, 2012, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 446 compressor units, totaling approximately 184,400 horsepower with a net book value of approximately $76.8 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 394 compressor units, totaling approximately 118,500 horsepower with a net book value of approximately $59.3 million, to us. During the nine months ended September 30, 2011, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 196 compressor units, totaling approximately 83,700 horsepower with a net book value of approximately $39.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 196 compressor units, totaling approximately 74,200 horsepower with a net book value of approximately $38.6 million, to us. During the nine months ended September 30, 2012 and 2011, we recorded capital distributions of approximately $17.5 million and $0.4 million, respectively, related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, Exterran Holdings paid to us a nominal amount for the difference in fair value of the equipment in connection with the transfers during each of the nine month periods ended September 30, 2012 and 2011.

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

Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2013, our obligation to reimburse Exterran Holdings for: (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any cash selling, general and administrative (“SG&A”) costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). Cost of sales is capped at $21.75 per operating horsepower per quarter through December 31, 2013. SG&A costs were capped at $7.6 million per quarter from November 10, 2009 through June 9, 2011 and at $9.0 million per quarter from June 10, 2011 through March 7, 2012, and are capped at $10.5 million per quarter from March 8, 2012 through December 31, 2013. These caps may be subject to future adjustment or termination in connection with expansion of our operations through the acquisition or construction of new assets or businesses.

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $5.8 million and $6.2 million, respectively, for the three months ended September 30, 2012 and 2011, and by $14.7 million and $21.4 million, respectively, for the nine months ended September 30, 2012 and 2011. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.1 million and $1.8 million, respectively, for the three months ended September 30, 2012 and 2011, and by $6.4 million and $5.9 million, respectively, for the nine months ended September 30, 2012 and 2011. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.

Pursuant to the Omnibus Agreement, we are permitted to purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and our conflicts committee. During the nine months ended September 30, 2012, we purchased $54.9 million of newly-fabricated compression equipment from Exterran Holdings. During the nine months ended September 30, 2011, we did not purchase any newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the nine months ended September 30, 2012 was recorded in our consolidated balance sheet as property, plant and equipment of $49.4 million, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $5.5 million, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the nine months ended September 30, 2012 and 2011, Exterran Holdings contributed to us $12.1 million and $5.2 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

At September 30, 2012, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $6.4 million and $1.7 million, respectively. For the nine months ended September 30, 2012 and 2011, we had revenues of $0.6 million and $1.0 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the nine months ended September 30, 2012 and 2011, we had cost of sales of $6.9 million and $11.2 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

4.  LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Revolving credit facility due November 2015	$514,500	$395,500
Term loan facility due November 2015	150,000	150,000
Long-term debt	$664,500	$545,500

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

As of September 30, 2012, we had undrawn and available capacity of $235.5 million under our revolving credit facility.

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

•                       fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•                       thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2011 and 2012:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2011 — 3/31/2011	May 13, 2011	$0.4775	$16.2 million
4/1/2011 — 6/30/2011	August 12, 2011	0.4825	19.1 million
7/1/2011 — 9/30/2011	November 14, 2011	0.4875	19.3 million
10/1/2011 — 12/31/2011	February 14, 2012	0.4925	19.6 million
1/1/2012 — 3/31/2012	May 15, 2012	0.4975	22.5 million
4/1/2012 — 6/30/2012	August 14, 2012	0.5025	22.8 million

(1)  Includes distributions to our general partner on its incentive distribution rights.

On October 26, 2012, Exterran GP LLC’s board of directors approved a cash distribution of $0.5075 per limited partner unit, or approximately $23.0 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from July 1, 2012 through September 30, 2012. The record date for this distribution is November 9, 2012 and payment is expected to occur on November 14, 2012.

6.  UNIT-BASED COMPENSATION

Long-Term Incentive Plan

We have a long-term incentive plan (the “Plan”) that was adopted by Exterran GP LLC, the general partner of our general partner, in October 2006 for employees, directors and consultants of us, Exterran Holdings or our respective affiliates. The Plan currently permits the grant of awards covering an aggregate of 1,035,378 common units, common unit options, restricted units and phantom units. The Plan is administered by the board of directors of Exterran GP LLC or a committee thereof (the “Plan Administrator”).

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair market value of a common unit.

Phantom Units

The following table presents phantom unit activity for the nine months ended September 30, 2012:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2011	75,267	$21.45
Granted	22,340	23.38
Vested	(31,701)	17.97
Cancelled	(771)	28.50
Phantom units outstanding, September 30, 2012	65,135	23.72

As of September 30, 2012, $1.0 million of unrecognized compensation cost related to unvested phantom units is expected to be recognized over the weighted-average period of 1.9 years.

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

Interest Rate Risk

At September 30, 2012, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of September 30, 2012, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive loss and is included in accumulated other comprehensive loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and, therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the three and nine months ended September 30, 2012 and 2011, there was no ineffectiveness related to interest rate swaps. We estimate that $3.1 million of deferred losses attributable to existing interest rate swaps and included in our accumulated other comprehensive loss at September 30, 2012, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average effective fixed interest rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss is being amortized into interest expense over the original terms of the swaps. We estimate that $0.3 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,121)
Interest rate hedges	Interest rate swaps	(7,544)
Total derivatives		$(10,665)

	December 31, 2011
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,040)
Interest rate hedges	Interest rate swaps	(5,197)
Total derivatives		$(8,237)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(1,580)	Interest expense	$(1,147)	$(5,303)	Interest expense	$(3,666)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(7,889)	Interest expense	$(3,563)	$(13,733)	Interest expense	$(10,444)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, with pricing levels as of the date of valuation (in thousands):

	September 30, 2012			December 31, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$—	$(10,665)	$—	$—	$(8,237)	$—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis for the nine months ended September 30, 2012 and 2011, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$7,436	$—	$—	$186

Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. Because we expect the disposition of the fleet assets we impaired during the second quarter of 2012 to take more than twelve months, we discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 10.4%.

9.  LONG-LIVED ASSET IMPAIRMENT

During the nine months ended September 30, 2012, we evaluated the future deployment of our idle fleet and, as a result, determined to retire and either sell or re-utilize key components on approximately 260 idle compressor units, or approximately 69,000 horsepower, that we previously used to provide services. As a result of our decision to sell or re-utilize key components on these compressor units, we performed an impairment review and, based on that review, recorded a $21.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

During the nine months ended September 30, 2011, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The net book value of these assets exceeded the fair value by $0.7 million for the nine months ended September 30, 2011 and was recorded as a long-lived asset impairment.

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

As of September 30, 2012, Exterran Holdings owned 12,495,391 common units and 858,583 general partner units, collectively representing a 31% interest in us.

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

12.  COMMITMENTS AND CONTINGENCIES

The Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem taxes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment.” Under the revised statute, we believe we are a Heavy Equipment Dealer and that our natural gas compressors are Heavy Equipment and are, therefore, required to file the 2012 property tax renditions under this new methodology. As a result of filing as a Heavy Equipment Dealer in Texas counties, a number of Appraisal Review Boards have denied our position and we are currently filing petitions for review in district courts.

Our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of Cost of goods sold (excluding depreciation and amortization expense)) includes a benefit of $1.1 million and $3.2 million for the three months and nine months ended September 30, 2012, respectively, as a result of the new methodology. The total benefit for 2012 is expected to be $4.2 million, of which approximately $0.7 million has been agreed to by a number of Appraisal Review Boards.

In addition to federal and state income taxes, we are subject to a number of state and local taxes that are not income-based. Many of these taxes are subject to audit by the taxing authorities, and therefore, it is possible that an audit could result in our making additional tax payments. We accrue for such additional tax payments resulting from an audit when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. We do not believe that such payments would be material to our consolidated financial position but cannot provide assurance that the resolution of an audit would not be material to our results of operations or cash flows for the period in which the resolution occurs.

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

•                       our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

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

Omnibus Agreement

We are a party to an omnibus agreement with Exterran Holdings, our general partner and others (as amended and/or restated, the “Omnibus Agreement”), the terms of which include, among other things:

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

OVERVIEW

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves in the U.S. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in natural gas exploration and production spending will normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended July 31, 2012 increased by approximately 2% over the twelve months ended July 31, 2011. The Energy Information Administration (“EIA”) estimates that natural gas consumption in the U.S. will decrease by 0.2% in 2013 and will increase by an average of 0.5% per year thereafter until 2035. Natural gas marketed production in the U.S. for the twelve months ended July 31, 2012 increased by approximately 7% compared to the twelve months ended July 31, 2011. The EIA forecasts that total marketed production growth will be 2.6 Bcf per day in 2012 and 0.4 Bcf per day in 2013. In 2010, the U.S. accounted for an estimated annual production of approximately 22 trillion cubic feet of natural gas. The EIA estimates that the natural gas production level in the U.S. will be approximately 26 trillion cubic feet in calendar year 2035.

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

Our revenue, earnings and financial position are affected by, among other things, (i) market conditions that impact demand and pricing for natural gas compression, (ii) our customers’ decisions regarding whether to utilize our services rather than utilize products or services from our competitors, (iii) our customers’ decisions regarding whether to own and operate the equipment themselves, and (iv) the timing and consummation of acquisitions of additional contract operations customer service agreements and equipment from Exterran Holdings. In particular, many of our contracts with customers have short initial terms; we cannot be certain that these contracts will be renewed after the end of the initial contractual term, and any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations and cash available for distribution. As we believe there will continue to be a high level of activity in certain U.S. areas focused on the production of oil and natural gas liquids, we have already invested in more new fleet units, and therefore invested more capital, in 2012 than we did in 2011.

During 2011 and the first nine months of 2012, we saw robust drilling activity, particularly in shale plays and areas focused on the production of oil and natural gas liquids. This activity led to higher demand and bookings for our contract operations services in these markets. The new development activity has increased the overall amount of compression horsepower in the industry and in our business; however, these increases continue to be partially offset by horsepower declines in more mature and predominantly dry gas markets. In early 2012, natural gas prices in the U.S. fell to the lowest levels seen in more than a decade. Since then, natural gas prices have improved, but still remain at low levels which could limit natural gas production growth, particularly in dry gas areas. We believe that the low natural gas price environment, as well as the recent investment of capital in new equipment by our competitors and other third parties, could decrease demand for our services. A 1% decrease in average utilization of our contract operations fleet would result in a decrease in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the nine months ended September 30, 2012 of approximately $2.9 million and $1.5 million, respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and selling, general and administrative (“SG&A”) expenses is capped through December 31, 2013 (see Note 3 to the Financial Statements). Our cost of sales exceeded the cap provided in the Omnibus Agreement by $5.8 million and $6.2 million, respectively, for the three months ended September 30, 2012 and 2011, and by $14.7 million and $21.4 million, respectively, for the nine months ended September 30, 2012 and 2011. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.1 million and $1.8 million, respectively, for the three months ended September 30, 2012 and 2011, and by $6.4 million and $5.9 million, respectively, for the nine months ended September 30, 2012 and 2011.

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

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Available Horsepower (at period end)(1)	2,022	1,885	2,022	1,885
Total Operating Horsepower (at period end)(1)	1,941	1,703	1,941	1,703
Average Operating Horsepower	1,924	1,691	1,859	1,501
Horsepower Utilization:
Spot (at period end)	96%	90%	96%	90%
Average	95%	89%	93%	88%

(1)          Includes compressor units with an aggregate horsepower of approximately 161,000 and 252,000 leased from Exterran Holdings as of September 30, 2012 and 2011, respectively. Excludes compressor units with an aggregate horsepower of approximately 9,000 and 29,000 leased to Exterran Holdings as of September 30, 2012 and 2011, respectively.

Summary of Results

Net income (loss).  We recorded net income of $10.4 million and a net loss of $4.2 million for the three and nine months ended September 30, 2012, respectively, and net income of $3.3 million and $1.5 million for the three and nine months ended September 30, 2011, respectively. The increase in net income during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily caused by improved gross margins, partially offset by higher depreciation and amortization expense, both of which were impacted by the assets acquired in the March 2012 Contract Operations Acquisition. The increase in net loss during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily caused by long-lived asset impairments of $28.9 million recorded in the period ended September 30, 2012 and higher depreciation and amortization expense of $16.4 million in the current year period primarily associated with the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. These were partially offset by improved gross margins including the impact of the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $46.2 million and $38.6 million for the three months ended September 30, 2012 and 2011, respectively, and $131.1 million and $101.8 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in EBITDA, as further adjusted, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily caused by improved gross margins including the impact of the assets acquired in the March 2012 Contract Operations Acquisition. The increase in EBITDA, as further adjusted, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily caused by improved gross margins, partially offset by higher SG&A expense, from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

FINANCIAL RESULTS OF OPERATIONS

The Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended September 30,
	2012	2011
Revenue	$99,324	$84,437
Gross margin(1)	50,672	41,082
Gross margin percentage	51%	49%
Expenses:
Depreciation and amortization	$21,930	$19,087
Long-lived asset impairment	—	384
Selling, general and administrative — affiliates	11,762	10,594
Interest expense	6,465	7,860
Other (income) expense, net	(137)	(338)
Income tax expense	272	242
Net income	$10,380	$3,253

(1)	For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2012 Contract Operations Acquisition, as well as from organic growth in operating horsepower. Average operating horsepower was approximately 1,924,000 and 1,691,000 for the three months ended September 30, 2012 and 2011, respectively. The increase in revenue was also impacted by an increase in rates for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Gross Margin.  The increase in gross margin during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to the inclusion of results from the assets acquired in the March 2012 Contract Operations Acquisition. Gross margin also benefited from better management of field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings, a $1.1 million benefit from ad valorem taxes due to a change in tax law, an increase in rates and a $1.2 million decrease in intercompany lease expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, partially offset by an increase in lube oil prices.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the March 2012 Contract Operations Acquisition, partially offset by the impact of the $28.1 million long-lived asset impairment recorded in the second quarter of 2012, which decreased depreciation and amortization expense by $0.8 million in the three months ended September 30, 2012.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2012 Contract Operations Acquisition. SG&A expenses represented 12% and 13% of revenues for the three months ended September 30, 2012 and 2011, respectively.

Interest Expense.  The decrease in interest expense was primarily due to a decrease of $2.4 million in the amortization of payments to terminate interest rate swaps, which was partially offset by a higher average balance of long-term debt, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The payments to terminate interest rate swap agreements are being amortized into interest expense over the original terms of the swaps. As of September 30, 2012, payments to terminate interest rate swaps with an aggregate notional value of $255.0 million have been fully amortized; the remaining payments to terminate interest rate swaps of $0.3 million will be amortized through July 2013.

Other (Income) Expense, Net.  Other (income) expense, net for the three months ended September 30, 2012 and 2011 included $0.1 million and $0.3 million, respectively, of gains on the sale of used compression equipment.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax. The increase in income tax expense for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to an increase in our revenue earned within the state of Texas.

The Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Revenue	$285,192	$225,007
Gross margin(1)	146,981	104,776
Gross margin percentage	52%	47%
Expenses:
Depreciation and amortization	$65,080	$48,695
Long-lived asset impairment	28,927	689
Selling, general and administrative — affiliates	37,434	30,737
Interest expense	18,746	22,488
Other (income) expense, net	129	(104)
Income tax expense	830	733
Net income (loss)	$(4,165)	$1,538

(1)          For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  Average operating horsepower was approximately 1,859,000 and 1,501,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. The increase in revenue was also impacted by an increase in rates for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Gross Margin.  The increase in gross margin during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to the inclusion of results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. The increase in gross margin was also impacted by better management of field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings, a $3.2 million benefit from ad valorem taxes due to a change in tax law, a $1.9 million reduction in use taxes, an increase in rates and a $4.2 million decrease in intercompany lease expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, partially offset by an increase in lube oil prices.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

Long-lived Asset Impairment.  During the nine months ended September 30, 2012, we evaluated the future deployment of our idle fleet and, as a result, determined to retire and either sell or re-utilize key components on approximately 260 idle compressor units, or approximately 69,000 horsepower, that we previously used to provide services. As a result of our decision to sell or re-utilize key components on these compressor units, we performed an impairment review and, based on that review, recorded a $21.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The average age of the impaired idle units was 27 years.

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

During the nine months ended September 30, 2011, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the fair value of the impaired long-lived assets was based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The net book value of these assets exceeded the fair value by $0.7 million for the nine months ended September 30, 2011 and was recorded as a long-lived asset impairment.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. SG&A expenses represented 13% and 14% of revenues for the nine months ended September 30, 2012 and 2011, respectively.

Interest Expense.  The decrease in interest expense was primarily due to a decrease of $6.9 million in the amortization of payments to terminate interest rate swaps, which was partially offset by a higher average balance of long-term debt, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The payments to terminate interest rate swap agreements are being amortized into interest expense over the original terms of the swaps. As of September 30, 2012, payments to terminate interest rate swaps with an aggregate notional value of $255.0 million have been fully amortized; the remaining payments to terminate interest rate swaps of $0.3 million will be amortized through July 2013.

Other (Income) Expense, Net.  Other (income) expense, net for the nine months ended September 30, 2012 included $0.7 million of transaction costs associated with the March 2012 Contract Operations Acquisition. Other (income) expense, net for the nine months ended September 30, 2011 included $0.5 million of transaction costs associated with the June 2011 Contract Operations Acquisition. Additionally, other (income) expense, net for the nine months ended September 30, 2012 and 2011 included $0.5 million and $0.6 million, respectively, of gains on the sale of used compression equipment.

Income Tax Expense.  Income tax expense primarily reflects taxes recorded under the Texas margins tax. The increase in income tax expense for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to an increase in our revenue earned within the state of Texas.

LIQUIDITY AND CAPITAL RESOURCES

The following tables summarize our sources and uses of cash for the nine months ended September 30, 2012 and 2011, and our cash and working capital as of the end of the periods presented (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$79,610	$53,720
Investing activities	(165,349)	(92,694)
Financing activities	86,127	39,298
Net change in cash and cash equivalents	$388	$324

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$393	$5
Working capital	30,969	21,121

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

Investing Activities.  The increase in cash used in investing activities was primarily attributable to an increase of $58.6 million in capital expenditures during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Capital expenditures for the nine months ended September 30, 2012 were $91.7 million, consisting of $61.8 million for fleet growth capital and $29.9 million for compressor maintenance activities. We purchased $54.9 million of newly-fabricated compression equipment, which was included in fleet growth capital, from Exterran Holdings during the nine months ended September 30, 2012. In addition, we used $15.2 million more cash for the March 2012 Contract Operations Acquisition than we used for the June 2011 Contract Operations Acquisition.

Financing Activities.  The increase in net cash provided by financing activities was primarily the result of a decrease in net repayments under our debt facilities during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, partially offset by our receipt of $13.1 million less in net proceeds from the issuance of common units and an increase in distributions to unitholders. We used all of the net proceeds we received from the March 2012 public offering and a portion of the net proceeds we received from the May 2011 public offering to repay borrowings under our senior secured credit facility.

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

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our credit facility and that we have the ability to generate or borrow under our credit facility adequate amounts of cash to meet our needs over the next twelve months. Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our credit facility, the issuance of additional partnership units and future debt offerings, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

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

Long-term Debt.  In November 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “Credit Agreement”) to provide for a new five-year, $550.0 million senior secured credit facility consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011 and by $200.0 million to $750.0 million in March 2012. During the first quarter of 2012, we incurred transaction costs of approximately $0.5 million related to the amendment of our Credit Agreement. These costs were included in Intangible and other assets, net and are being amortized over the term of the facility. As of September 30, 2012, we had undrawn and available capacity of $235.5 million under our revolving credit facility.

The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2012, all amounts outstanding under the revolving credit facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of our revolving credit facility at September 30, 2012, excluding the effect of interest rate swaps, was 2.8%.

The term loan facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At September 30, 2012, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan facility at September 30, 2012 was 3.0%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Credit Agreement) and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0. The Credit Agreement allows our Total Debt to EBITDA ratio to increase from 4.75 to 1.0 to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes. Therefore, because the March 2012 Contract Operations Acquisition closed in the first quarter of 2012 and met the applicable thresholds, the maximum allowed ratio of Total Debt to EBITDA was 5.25 to 1.0 through September 30, 2012, reverting to 4.75 to 1.0 for the quarter ending December 31, 2012 and subsequent quarters. As of September 30, 2012, we maintained an 8.0 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. As of September 30, 2012, we were in compliance with all financial covenants under the Credit Agreement.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average effective fixed interest rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss is being amortized into interest expense over the original terms of the swaps. Of the total amount included in accumulated other comprehensive loss, $0.8 million was amortized into interest expense during the nine months ended September 30, 2012 and we expect $0.1 million to be amortized into interest expense during the remainder of 2012. See Note 7 to the Financial Statements for further discussion of our interest rate swap agreements.

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

On October 26, 2012, Exterran GP LLC’s board of directors approved a cash distribution of $0.5075 per limited partner unit, or approximately $23.0 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from July 1, 2012 through September 30, 2012. The record date for this distribution is November 9, 2012 and payment is expected to occur on November 14, 2012.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense and impairment charges. Each of these excluded expenses is material to our condensed consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary costs to support our operations and required corporate activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income (loss) to our gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$10,380	$3,253	$(4,165)	$1,538
Depreciation and amortization	21,930	19,087	65,080	48,695
Long-lived asset impairment	—	384	28,927	689
Selling, general and administrative — affiliates	11,762	10,594	37,434	30,737
Interest expense	6,465	7,860	18,746	22,488
Other (income) expense, net	(137)	(338)	129	(104)
Income tax expense	272	242	830	733
Gross margin	$50,672	$41,082	$146,981	$104,776

We define EBITDA, as further adjusted, as net income (loss) excluding income tax expense, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, other charges, non-cash SG&A costs and any amounts by which cost of sales and SG&A costs are reduced as a result of caps on these costs contained in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes. We believe EBITDA, as further adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization expense, impairment charges), tax consequences, caps on operating and SG&A costs, non-cash SG&A costs and reimbursements. Management uses EBITDA, as further adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as further adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income (loss) to EBITDA, as further adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$10,380	$3,253	$(4,165)	$1,538
Income tax expense	272	242	830	733
Depreciation and amortization	21,930	19,087	65,080	48,695
Long-lived asset impairment	—	384	28,927	689
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	6,931	7,995	21,057	27,324
Non-cash selling, general and administrative costs — affiliates	172	(207)	657	310
Interest expense	6,465	7,860	18,746	22,488
EBITDA, as further adjusted	$46,150	$38,614	$131,132	$101,777

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

The following table reconciles our net income (loss) to distributable cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$10,380	$3,253	$(4,165)	$1,538
Depreciation and amortization	21,930	19,087	65,080	48,695
Long-lived asset impairment	—	384	28,927	689
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	6,931	7,995	21,057	27,324
Non-cash selling, general and administrative costs — affiliates	172	(207)	657	310
Interest expense	6,465	7,860	18,746	22,488
Expensed acquisition costs	—	—	695	514
Less: Gain on sale of compression equipment	(127)	(319)	(545)	(646)
Less: Cash interest expense	(5,905)	(4,951)	(16,831)	(13,810)
Less: Maintenance capital expenditures	(10,345)	(7,382)	(29,878)	(21,293)
Distributable cash flow	$29,501	$25,720	$83,743	$65,809

OFF-BALANCE SHEET ARRANGEMENTS

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of September 30, 2012, after taking into consideration interest rate swaps, we had approximately $414.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2012 would result in an annual increase in our interest expense of approximately $4.1 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

Natural gas prices in the U.S. are at low levels, which could decrease demand for our natural gas compression services, which could adversely affect our business and decrease our revenue and cash available for distribution.

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression services. Oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production. In April 2012, natural gas prices in the U.S. fell to the lowest levels seen in more than a decade at around $2.00 per MMBtu and, as a result, certain companies announced a reduction in their natural gas drilling and production activities, particularly in dry gas areas. Since then, natural gas prices have improved somewhat to slightly in excess of $3.00 per MMBtu as of October 2012, but still remain at historically low levels. Additionally, in the U.S., compression services for our customers’ production from unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments. If the current price levels for natural gas continue or decrease, the level of production activity and the demand for our contract operations services could decrease, which could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders. A reduction in demand for our services could also force us to reduce our pricing substantially.

New regulations, proposed regulations and proposed modifications to existing regulations under the Clean Air Act (“CAA”), if implemented, could result in increased compliance costs.

On August 20, 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule will require us to undertake certain expenditures and activities, likely including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at major sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. On October 19, 2010, we submitted a legal challenge to the U.S. Court of Appeals for the D.C. Circuit and a Petition for Administrative Reconsideration to the EPA for some monitoring aspects of the rule. The legal challenge has been held in abeyance since December 3, 2010, pending the EPA’s consideration of the Petition for Administrative Reconsideration. On January 5, 2011, the EPA approved the request for reconsideration of the monitoring issues and that reconsideration process is ongoing. On June 7, 2012, the EPA published proposed changes to the regulation in response to the petition such that, among other things, the proposed rule will require catalyst installation only on equipment at sites that in effect do not meet the U.S. Department of Transportation (DOT) definition of “remote.” All other engines will be subject to management practices only. The comment period for the proposed changes ended August 9, 2012. We await the EPA’s response to the comments received. At this point, we cannot predict when, how or if an EPA or a court ruling would modify the final rule, and as a result we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.

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

On August 16, 2012, the EPA published final rules that establish new air emission controls for natural gas and natural gas liquids production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with production and processing activities. Among other things, the rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. In addition, the rules establish new requirements for leak detection and repair of leaks at natural gas processing plants that exceed 500 parts per million in concentration.

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

The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. In July 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On July 3, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. These rules will affect some of our and our customers’ largest new or modified facilities going forward.

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

Item 5.  Other Information

On October 29, 2012, we, as guarantor, and EXLP Operating LLC (“EXLP Operating”), our wholly owned subsidiary, as borrower, entered into the Second Amendment to Amended and Restated Senior Secured Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, which amends the Credit Agreement to replace the financial covenant requiring us to maintain, after the issuance by us or EXLP Operating of senior notes in excess of a specified amount, a senior debt to EBITDA ratio of not greater than 4.0 to 1.0 with a financial covenant that, instead, requires us to maintain, after the issuance by us or EXLP Operating of senior notes in excess of a specified amount, a senior secured debt to EBITDA ratio of not greater than 4.0 to 1.0. The requirement in the Credit Agreement to maintain the senior secured debt to EBITDA ratio will not apply if we make a one-time election to continue to comply with our current maximum allowed ratio of total debt to EBITDA of not greater than 4.75 to 1.0 (which ratio would be increased to 5.25 to 1.0 during a quarter when an acquisition meeting certain thresholds is completed and for the following two quarters after such an acquisition closes).

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

Date: November 1, 2012	EXTERRAN PARTNERS, L.P.

	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

	By:	EXTERRAN GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
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