Form 10-K
period 2012-12-31
EXTERRAN PARTNERS, L.P.
filed 2013-02-26
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no.: 001-33078

Exterran Partners, L.P.

(Exact name of registrant as specified in its charter)

Delaware	22-3935108
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

16666 Northchase Drive, Houston, Texas	77060
(Address of principal executive offices)	(Zip code)

(281) 836-7000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partner interests	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 5% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was $476,667,356. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 19, 2013, there were 42,275,078 common units outstanding.

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

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

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

•          winning profitable new business;

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

ITEM 1.  Business

General

We are a publicly held Delaware limited partnership formed in 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements. We completed our initial public offering in October 2006. We are the market leader in the United States of America (“U.S.”) full-service natural gas compression business. As of December 31, 2012, public unitholders held a 69% ownership interest in us and Exterran Holdings owned our remaining equity interests, including our general partner interest and all of our incentive distribution rights. Exterran General Partner, L.P., our general partner, is an indirect, wholly-owned subsidiary of Exterran Holdings and has sole responsibility for conducting our business and for managing our operations, which are conducted through our wholly-owned limited liability company, EXLP Operating LLC. Because our general partner is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC, which we sometimes refer to as our board of directors and our officers, respectively, make decisions on our behalf. All of those directors are elected by Exterran Holdings.

Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers. We monitor our customers’ compression services requirements over time and, as necessary, modify the level of services and related equipment we employ to address changing operating conditions.

We are a party to an omnibus agreement with Exterran Holdings, our general partner and others (as amended and/or restated, the “Omnibus Agreement”), which includes, among other things:

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

•          Exterran Holdings’ grant of a license of certain intellectual property to us, including our logo; and

•          Exterran Holdings’ and our obligations to indemnify each other for certain liabilities.

Our general partner does not receive any compensation for managing our business, but it is entitled to reimbursement of all direct and indirect expenses incurred on our behalf subject to caps included in the Omnibus Agreement. Exterran Holdings and our general partner are also entitled to distributions on their limited partner interest and general partner interest, respectively and, if specified requirements are met, our general partner is entitled to distributions on its incentive distribution rights. From January 1, 2012 through December 31, 2012, our general partner received $4.1 million in distributions on its incentive distribution rights. For further discussion of our cash distribution policy, see “Cash Distribution Policy” included in Part II, Item 5 (“Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

During each of the years ended December 31, 2010 and 2011, we acquired from Exterran Holdings contract operations service agreements and a fleet of compressor units used to provide compression services under those agreements (the 2010 and 2011 acquisitions are referred to as the “August 2010 Contract Operations Acquisition” and the “June 2011 Contract Operations

Acquisition,” respectively). In addition, the acquired assets in the June 2011 Contract Operations Acquisition included a natural gas processing plant with a capacity of 8 million cubic feet per day that we use to provide processing services.

In March 2012, we acquired from Exterran Holdings contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of our and Exterran Holdings’ combined U.S. contract operations business (the “March 2012 Contract Operations Acquisition”). The acquired assets also included 139 compressor units, comprising approximately 75,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 10 million cubic feet per day that we use to provide processing services. At the acquisition date, the acquired fleet assets had a net book value of $149.5 million, net of accumulated depreciation of $67.0 million. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs. In connection with this acquisition, we assumed $105.4 million of Exterran Holdings’ long-term debt and paid $77.4 million in cash to Exterran Holdings.

In connection with the March 2012 Contract Operations Acquisition, we amended the Omnibus Agreement to, among other things, extend the caps on our reimbursement of selling, general and administrative (“SG&A”) expenses and cost of sales for an additional year such that the caps will now terminate on December 31, 2013. The amount of the SG&A cap increased from $9.0 million per quarter to $10.5 million per quarter (after taking into account any such costs that we incur and pay directly) on our reimbursement of SG&A expenses Exterran Holdings incurs on our behalf, and the amount of the cost of sales cap remained unchanged at $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly) on our reimbursement of cost of sales Exterran Holdings incurs on our behalf. For further discussion of the Omnibus Agreement, please see Note 3 to the Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements”).

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Future acquisitions of assets from Exterran Holdings may increase or decrease our operating performance, financial position and liquidity.

Natural Gas Compression Industry Overview

Natural gas compression is a mechanical process whereby the pressure of a given volume of natural gas is increased to a desired higher pressure for transportation from one point to another. It is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle, including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) along intrastate and interstate pipelines.

•          Wellhead and Gathering Systems — Natural gas compression is used to transport natural gas from the wellhead through the gathering system. At some point during the life of natural gas wells reservoir pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Additionally, compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as secondary oil recovery or natural gas lift operations. Typically, these applications require low- to mid-range horsepower compression equipment located at or near the wellhead. Compression equipment is also used to increase the efficiency of a low-capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing.

•          Pipeline Transportation Systems — Natural gas compression is used during the transportation of natural gas from the gathering systems to storage or the end user. Natural gas transported through a pipeline loses pressure over the length of the pipeline. Compression is staged along the pipeline to increase capacity and boost pressure to overcome the friction and hydrostatic losses inherent in normal operations. These pipeline applications generally require larger horsepower compression equipment (1,500 horsepower and higher).

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

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to, among other things, increased natural gas production from unconventional sources and aging producing natural gas fields that will require more compression to continue producing the same volume of natural gas.

Contract Operations Services Overview

We provide comprehensive contract operations services, including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs. Based on the operating specifications at the customer’s location and each customer’s unique compression needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment. When providing contract operations services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the producing formation and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs. We utilize both slow and high speed reciprocating compressors primarily driven by internal natural gas fired combustion engines. We also utilize rotary screw compressors for specialized applications.

Our equipment is maintained in accordance with established maintenance schedules. These maintenance procedures are updated as technology changes and as Exterran Holdings develops new techniques and procedures. Because Exterran Holdings’ field technicians provide maintenance on substantially all of our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our and Exterran Holdings’ experience, these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower overall maintenance expenditures over the equipment life. Generally, each of our compressor units undergoes a major overhaul once every three to seven years, depending on the type, size and utilization of the unit. If a unit requires maintenance or reconfiguration, Exterran Holdings’ maintenance personnel service it as quickly as possible to meet our customers’ needs.

Our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly rate that is generally adjusted only if we fail to operate in accordance with the contract requirements. Following the initial minimum term for our contract compression services, which is typically between six and twelve months, contract compression services generally continue until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we typically do not take title to the natural gas we compress, and because the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity price fluctuations. See “General Terms of our Contract Operations Customer Service Agreements,” below, for a more detailed description.

We intend to continue to work with Exterran Holdings to manage our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When one of Exterran Holdings’ salespersons is advised of a new contract operations services opportunity allocable to us, he or she will obtain relevant information concerning the project, including natural gas flow, pressure and natural gas composition, and then review our and Exterran Holdings’ fleets for an available and appropriate compressor unit. If we have enough lead time for a potential project, we may choose to purchase newly-fabricated equipment from Exterran Holdings or others to fulfill our customers’ needs. Please read Part III, Item 13 (“Certain Relationships and Related Transactions and Director Independence”) for additional information regarding our ability to share or exchange compression equipment with, or purchase equipment from, Exterran Holdings.

As of December 31, 2012, our fleet consisted of 4,803 compressors, as reflected in the following table:

Horsepower Range	Number of Units	Total Horsepower (in thousands)	% of Horsepower
0-200	2,205	248	12%
201-500	1,342	373	18%
501-800	334	206	10%
801-1,100	203	191	9%
1,101-1,500	581	784	38%
1,501 and over	138	282	13%
Total(1)	4,803	2,084	100%

(1)                  Includes 323 compressor units with an aggregate horsepower of approximately 163,000 leased from Exterran Holdings and excludes 24 compressor units with an aggregate horsepower of approximately 9,000 leased to Exterran Holdings (see Note 3 to the Financial Statements).

Over the last several years, Exterran Holdings has undertaken efforts to standardize its compressor fleet around major components and key suppliers. Because our fleet consists of a portion of Exterran Holdings’ former fleet, we benefit from these efforts, as well. Standardization of our fleet:

•          enables us to minimize our fleet operating costs and maintenance capital requirements;

•          facilitates low-cost compressor resizing; and

•          allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining lower operating costs.

As mentioned above, pursuant to the Omnibus Agreement, Exterran Holdings provides us with all operational staff, corporate staff and support services necessary to run our business.

Business Strategy

The key elements of our business strategy are to:

•          Leverage our relationship with Exterran Holdings.  Our relationship with Exterran Holdings provides us numerous revenue and cost advantages, including the ability to access new and idle compression equipment, deploy that equipment in most of the major natural gas producing regions in the U.S. and provide maintenance and operational support on a more cost effective basis than we could without this relationship.

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

•          Grow our business through acquisitions.  We plan to grow over time through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. Including our initial public offering, we have completed seven acquisitions from Exterran Holdings of compressor units comprising approximately 2.0 million horsepower. Exterran Holdings intends to offer to us the remaining portion of its U.S. contract operations services business for purchase over time. The consummation of any future purchase of additional portions of Exterran Holdings’ business and the timing of any such purchase will depend upon, among other things, our agreement with Exterran Holdings regarding the terms of such purchase and the approval of the conflicts committee of Exterran GP LLC’s board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital.

Competitive Strengths

We believe that we are well positioned to execute our primary business strategy successfully because we have the following key competitive strengths:

•          Our relationship with Exterran Holdings.  Our relationship with Exterran Holdings and our access to its personnel, fabrication operations, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract operations services. We and Exterran Holdings intend to continue to manage our respective U.S. compression fleets as one pool of compression equipment from which we can more easily fulfill our respective customers’ needs. This relationship also gives us an advantage in pursuing compression opportunities throughout the U.S. As of December 31, 2012, Exterran Holdings owned approximately 1.3 million horsepower of compression equipment, excluding the compression equipment owned by us, in its U.S. contract operations business. We believe we will benefit from Exterran Holdings’ intention to offer us the opportunity to purchase that business over time. Exterran Holdings also intends, but is not obligated, to offer us the opportunity to purchase newly fabricated compression equipment.

•          Focus on providing superior customer service.  We believe that our regionally-based network, local presence, experience and in-depth knowledge of customers’ operating needs and growth plans enable us to respond to our customers’ needs and meet their evolving demands on a timely basis. In addition, we focus on achieving a high level of mechanical reliability for the services we provide in order to maximize our customers’ production levels. Our sales efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flow through superior customer service.

•          Stable fee-based cash flows.  We charge a fixed monthly fee for our contract operations services that our customers are generally required to pay, regardless of the volume of natural gas we compress in that month. We believe this fee structure reduces volatility and enhances our ability to generate relatively stable and predictable cash flows.

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

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending normally results in changes in demand for our products and services; however, we believe our contract operations business is typically less impacted by commodity prices than certain other energy service products and services because:

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

Because we typically do not take title to the natural gas we compress, and the natural gas we use as fuel for our compressors is provided to us by our customers, our direct exposure to commodity price risk is further reduced.

Seasonal Fluctuations

Our results of operations have not historically reflected any material seasonal tendencies and we currently do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Customers

Our current customer base consists of companies engaged in various aspects of the oil and natural gas industry, including natural gas producers, processors, gatherers, transporters and storage providers. We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing. None of our customers accounted for 10% or more of our consolidated revenue during the year ended December 31, 2012.

Sales and Marketing

Our marketing and client service functions are coordinated and performed by Exterran Holdings’ sales and field service personnel. Salespeople and field service personnel regularly visit our customers to ensure customer satisfaction, to determine customer needs as to services currently being provided and to ascertain potential future compression services requirements. This ongoing communication allows us to quickly identify and respond to customer requests.

General Terms of our Contract Operations Customer Service Agreements

The following discussion describes select material terms common to our standard contract operations service agreements. We typically enter into a master service agreement with each customer that sets forth the general terms and conditions of our services, and then enter into a separate supplemental service agreement for each distinct site at which we will provide contract operations services.

Term and Termination.  Our customers typically contract for our contract operations services on a site-by-site basis. Following the initial minimum term for our contract compression services, which is typically between six and twelve months, contract compression services generally continue until terminated by either party with 30 days’ advance notice.

Fees and Expenses.  Our customers pay a fixed monthly fee for our contract operations services, which generally is based on expected natural gas volumes and pressures associated with a specific application. Our customers generally are required to pay our monthly fee even during periods of limited or disrupted natural gas flows. We are typically responsible for the costs and expenses associated with our compression equipment used to provide the contract operations services, other than fuel gas, which is provided by our customers.

Service Standards and Specifications.  We provide contract operations services according to the particular specifications of each job, as set forth in the applicable contract. These are typically turn-key service contracts under which we supply all service and support and use our own compression equipment to provide the contract operations services as necessary for a particular application. In certain circumstances, if the availability of our services does not meet certain percentages specified in our contracts, our customers are generally entitled, upon request, to specified credits against our service fees.

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

Competition

The natural gas compression services business is highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. We believe we are competitive with respect to price, equipment availability, customer service, flexibility in meeting customer needs, quality and reliability of our compressors and related services.

Increased size and geographic scope offer compression services providers operating and cost advantages. As the number of compression applications and size of the compression fleet increases, the number of required sales, administrative and maintenance personnel increases at a lesser rate, resulting in operational efficiencies and potential cost advantages. Additionally, broad geographic scope allows compression service providers to more efficiently provide services to all customers, particularly those with compression applications in remote locations. Our relationship with Exterran Holdings allows us to access a large, diverse fleet of compression equipment and a broad geographic base of operations and related operational personnel that we believe gives us more flexibility in meeting our customers’ needs than many of our competitors. We also believe that our relationship with Exterran Holdings provides us with resources that allow us to efficiently manage our customers’ compression services needs.

Non-competition Arrangement with Exterran Holdings

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings has agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations services customers of Exterran Holdings. As defined in the Omnibus Agreement, compression services include natural gas contract compression services but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service, gas processing operations services and operating, maintenance, service, repairs or overhauls of compression equipment owned by third parties. In addition, under the Omnibus Agreement, we have agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also our contract operations services customers.

Some of our customers are also Exterran Holdings’ contract operations services customers, which we refer to as overlapping customers. We and Exterran Holdings have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the most recent amendment to the Omnibus Agreement, each being referred to in the Omnibus Agreement as a Partnership site or an Exterran site. Pursuant to the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership site or an Exterran site, whether in addition to or in replacement of the equipment existing at such site on the date of the most recent amendment to the Omnibus Agreement, we may provide contract operations services if such overlapping customer is a Partnership overlapping customer (as defined in the Omnibus Agreement), and Exterran Holdings will be entitled to provide such contract operations services if such overlapping customer is an Exterran overlapping customer (as defined in the Omnibus Agreement). Additionally, any additional contract operations services provided to a Partnership overlapping customer will be provided by us and any additional services provided to an Exterran overlapping customer will be provided by Exterran Holdings.

Exterran Holdings also has agreed that new customers for contract compression services (neither our customers nor customers of Exterran Holdings for U.S. contract compression services, except customers of Exterran Holdings who became customers only as a result of taking over a lease from a pre-existing Exterran Holdings customer) are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with us, then Exterran Holdings may provide compression services to the new customer. If we or Exterran Holdings enter into a compression services contract with a new customer, either we or Exterran Holdings, as applicable, will receive the same non-competition protection described above as if such new customer had been a compression services customer of either us or Exterran Holdings on the date of the Omnibus Agreement.

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

•          Exterran Holdings’ acquisition, ownership and operation of any business that provides contract compression services to our contract operations services customers if we have been offered the opportunity to purchase the business for its fair market value from Exterran Holdings and we decline to do so with the concurrence of the conflicts committee of our board of directors. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, Exterran Holdings will agree not to provide contract operations services to our customers that are also customers of the acquired business at the sites at which we are providing contract operations services to them at the time of the acquisition; or

•          a situation in which one of our customers (or its applicable business) and a customer of Exterran Holdings (or its applicable business) merge or are otherwise combined, in which case, each of we and Exterran Holdings may continue to provide contract operations services to the applicable combined entity or business without being in violation of the non-competition provisions, but Exterran Holdings and the conflicts committee of our board of directors must negotiate in good faith to implement procedures or such other arrangements, as necessary, to protect the value to each of Exterran Holdings and us of the business of providing contract operations services to each such customer or its applicable business.

Unless the Omnibus Agreement is terminated earlier due to a change of control of Exterran GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2013 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

The primary U.S. federal environmental laws to which our operations are subject include the Clean Air Act (“CAA”) and regulations thereunder, which regulate air emissions; the Clean Water Act (“CWA”) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (“RCRA”) and regulations thereunder, which regulate the management and disposal of hazardous and non-hazardous solid wastes; and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, known more commonly as “Superfund,” which imposes liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the federal Occupational Safety and Health Act (“OSHA”) and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply.

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

On August 20, 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule would have required us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at certain sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. Following legal challenges to the 2010 rule, the EPA reconsidered the rule and published revisions to the rule on January 30, 2013. The revised rule will require management practices for all covered engines but will require catalyst installation only on larger equipment at sites that are not deemed to be “remote.” Since the rule has just recently been finalized, we are in the process of determining the amount of our larger equipment at non-remote sites, and, as a result, we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.

On May 21, 2012, the EPA issued new ozone nonattainment designations for all areas except Chicago, in relation to the 2008 national ambient air quality standard (“NAAQS”) for ozone. Among other things, these new designations add Wise County to the Dallas-Fort Worth (“DFW”) nonattainment area. This new designation will require Texas to modify its State Implementation Plan (“SIP”) to include a plan for Wise County to come into compliance with the ozone NAAQS. This modification process typically takes about three to five years. If Texas implements the same control requirements in Wise County that are already in place in the other counties in the DFW nonattainment area, we could be required to modify or remove and replace a significant amount of equipment we currently utilize in Wise County. However, at this point we cannot predict what Texas’ new SIP will require or what equipment will still be operating in Wise County when it comes into effect and, as a result, we cannot currently accurately predict the impact or cost to comply.

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

In addition, in January 2011, the Texas Commission on Environmental Quality (“TCEQ”) finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this point, however, we cannot predict whether any such rules would require us to incur material costs.

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

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for four sites we operated all or most of 2012.

In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. On July 1, 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. These rules will affect some of our and our customers’ largest new or modified facilities going forward.

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

While we do not own any material facilities or properties, we use Exterran Holdings’ properties for the storage and maintenance and repair of inactive compressor units and lease some properties used in support of our operations. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties used or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted by us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. At certain of such sites, Exterran Holdings is currently working with the prior owners who have undertaken to monitor and clean up contamination that occurred prior to Exterran Holdings’ acquisition of these sites. We are not currently under any order requiring that we undertake or pay for any cleanup activities. However, we cannot provide any assurance that we will not receive any such order in the future.

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

Employees and Labor Relations

We do not have any employees. Under the Omnibus Agreement, we reimburse Exterran Holdings for the allocated costs of its personnel who provide direct or indirect support for our operations. Exterran Holdings considers its employee relations to be satisfactory.

Available Information

Our website address is www.exterran.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”). Information on our website is not incorporated by reference in this report or any of our other securities filings. Paper copies of our filings are also available, without charge, from Exterran Partners, L.P., 16666 Northchase Drive, Houston, Texas 77060, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

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

Risks Related to Our Business

We currently are dependent on our cost caps to generate sufficient cash from operating surplus to enable us to make cash distributions at our current distribution rate. These caps expire on December 31, 2013. If Exterran Holdings does not extend the caps, their expiration would likely reduce the amount of cash flow available to unitholders and, accordingly, may impair our ability to maintain or increase our distributions.

Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period of time, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly) and (ii) any SG&A costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). At December 31, 2012, cost of sales was capped at $21.75 per operating horsepower per quarter and SG&A costs were capped at $10.5 million per quarter.

During 2012 and 2011, our cost of sales exceeded the cap by $16.6 million and $26.5 million, respectively, and our SG&A expense exceeded the cap by $8.2 million and $5.9 million, respectively. Accordingly, our cash generated from operating surplus and our EBITDA, as further adjusted (please see Part II, Item 6 “Selected Financial Data — Non-GAAP Financial Measures” for a discussion of EBITDA, as further adjusted), would have been approximately $24.8 million and $32.4 million lower during 2012 and 2011, respectively, without the cost caps. As a result, without the benefit of the cost caps, we would not have generated sufficient available cash from operating surplus during 2011 to pay distributions at the level paid during that year without incurring borrowings.

These cost caps expire on December 31, 2013 and Exterran Holdings is under no obligation to extend them. If Exterran Holdings does not extend the caps, their expiration would likely reduce the amount of cash flow available to unitholders and, accordingly, may impair our ability to maintain or increase our distributions.

Natural gas prices in the U.S. are at low levels, which could decrease demand for our natural gas compression services and, as a result, adversely affect our business and decrease our revenue and cash available for distribution.

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression services. Oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production. In April 2012, natural gas prices in the U.S. fell to their lowest levels in more than a decade at around $2.00 per MMBtu. As a result, certain companies reduced their natural gas drilling and production activities, particularly in more mature and predominantly dry gas areas where we provide a significant amount of contract operations services, which led to a decline in our business in these areas during 2012. Since then, natural gas prices have improved somewhat to approximately $3.40 per MMBtu as of December 2012, but still remain at historically low levels, which continues to result in a reduction of natural gas drilling and production activities in more mature and predominantly dry gas areas. Additionally, compression services for our customers’ production from unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments. If the current price levels for natural gas continue or decrease, the level of production activity and the demand for our contract operations services could decrease, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. A reduction in demand for our services could also force us to reduce our pricing substantially.

In addition, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. A decline in demand for oil or natural gas or prices for those commodities, or instability in the U.S. energy markets could cause a reduction in demand for our services and result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of long-lived assets. For example, during the years ended December 31, 2012, 2011 and 2010, we recorded long-lived asset impairments of $29.6 million, $1.1 million and $25.0 million, respectively. Included in the impairments recorded in recent years are idle units we retired from our fleet and expect to either sell these units or to re-utilize their key components. If we are not able to sell these units or re-utilize their key components for the amount we estimated in our impairment analysis, we could be required to record an additional impairment. The impairment of our goodwill, intangible assets or other long-lived assets could have a material adverse effect on our results of operations.

Due to our significant relationship with Exterran Holdings, adverse developments concerning Exterran Holdings could adversely affect us, even if we have not suffered any similar developments.

Through its subsidiaries, Exterran Holdings owns all of our general partner interests and a significant amount of our limited partner interests. Our access to Exterran Holdings’ personnel, fabrication operations, logistical capabilities, geographic scope and operational efficiencies allows us to provide a full complement of contract operations services. In addition, we benefit from a number of arrangements, including the cost caps, in the Omnibus Agreement between us and Exterran Holdings (please see Note 3 to the Financial Statements for further discussion of the Omnibus Agreement). A material adverse effect upon Exterran Holding’s assets, liabilities, financial condition, business or operations could impact Exterran Holdings’ ability to continue to provide these benefits to us. As a result, we could experience a material adverse effect upon our business, results of operations, financial condition and ability to make cash distributions to our unitholders, even if we have not suffered any similar developments.

As we continue to acquire additional compression equipment from Exterran Holdings we expect that our maintenance capital expenditures will increase, which could reduce the amount of cash available for distribution.

Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. Given that the majority of the idle compression equipment has been and is currently held by Exterran Holdings, much of the idle compression equipment required for these contract operations services opportunities has been held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Since Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased to the recipient, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will increase, which could reduce our cash available for distribution.

A substantial portion of our cash flow must be used to service our debt obligations, and future interest rate increases could reduce the amount of our cash available for distribution.

As of December 31, 2012, we had $680.5 million outstanding under our senior secured credit facility, which was comprised of $150.0 million outstanding under our term loan and $530.5 million outstanding under our revolving credit facility. The senior secured credit agreement (the “Credit Agreement”) requires that we make mandatory prepayments of the term loan with the net cash proceeds of certain asset transfers. Borrowings under our senior secured credit facility bear interest at floating rates. We have effectively fixed a portion of the floating rate debt through the use of interest rate swaps; however, changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders.

Covenants in our senior secured credit facility may impair our ability to operate our business.

Our senior secured credit facility contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Credit Agreement) and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0 (which will increase to 5.25 to 1.0 following the occurrence of certain events specified in the Credit Agreement). As of December 31, 2012, we maintained an 8.0 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. The breach of any of our covenants could result in a default under our Credit Agreement which could cause our indebtedness under our Credit Agreement to become due and payable. If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected.

As of December 31, 2012, we had undrawn capacity of $219.5 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA ratio (as defined in the Credit Agreement) to not greater than 4.75 to 1.0 (which will increase to 5.25 to 1.0 following the occurrence of certain events specified in the Credit Agreement). As a result of this limitation, $199.4 million of the $219.5 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2012.

Our inability to fund purchases of additional compression equipment could adversely impact our results of operations and cash available for distribution.

We may not be able to maintain or grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our senior secured credit facility may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Additionally, pursuant to our partnership agreement, we intend to distribute all of our “available cash,” as defined in our partnership agreement, to our unitholders on a quarterly basis. Therefore, a significant portion of our cash flow from operations will be used to fund such distributions. As a result, we intend to fund our growth capital expenditures and acquisitions, including future acquisitions of compression contracts and equipment from Exterran Holdings, with external sources of capital including additional borrowings under our senior secured credit facility and/or public or private offerings of equity or debt. Our ability to grow our asset and customer base could be impacted by any limits on our ability to access equity and debt capital.

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

Many of our customers finance their exploration and development activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. A reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing could result in a reduction in our customers’ spending for our services. For example, our customers could seek to preserve capital by canceling month-to-month contracts or determining not to enter into any new natural gas compression service contracts, thereby reducing demand for our services. Reduced demand for our services could adversely affect our business, financial condition, results of operations and ability to make cash distributions to our unitholders. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

Our agreement not to compete with Exterran Holdings could limit our ability to grow.

We have entered into an Omnibus Agreement with Exterran Holdings and several of its subsidiaries. The Omnibus Agreement includes certain agreements not to compete between us and our affiliates, on the one hand, and Exterran Holdings and its affiliates, on the other hand. This agreement not to compete with Exterran Holdings could limit our ability to grow. For further discussion of the Omnibus Agreement, please see Note 3 to the Financial Statements.

We face significant competitive pressures that may cause us to lose market share and harm our financial performance.

Our industry is highly competitive and there are low barriers to entry. Our competitors may be able to adapt more quickly to economic and market conditions, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may not be able to compete effectively. Some of these competitors or new entrants may expand or fabricate new compression units that would create additional competition for the services we provide to our customers. In addition, our customers may purchase and operate their own compressor fleets in lieu of using our natural gas compression services. Any of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Threats of cyber attacks or terrorism could affect our business.

We may be threatened by problems such as cyber attacks, computer viruses or terrorism that may disrupt our operations and harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes. If our information technology systems were to fail and we were unable to recover in a timely way, we might be unable to fulfill critical business functions, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

In addition, our assets may be targets of terrorist activities that could disrupt our ability to service our customers. We may be required by our regulators or by the future terrorist threat environment to make investments in security that we cannot currently predict. The implementation of security guidelines and measures and maintenance of insurance, to the extent available, addressing such activities could increase costs. These types of events could materially adversely affect our business and results of operations. In addition, these types of events could require significant management attention and resources, and could adversely affect our reputation among customers and the public.

We may not be able to grow our cash flows if we do not expand our business, which could limit our ability to maintain or increase distributions to our unitholders.

Our ability to grow the per unit distribution on our units is dependent in part upon our ability to expand our business. Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:

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

If we do not make acquisitions on economically acceptable terms, our future growth and our ability to maintain or increase distributions to our unitholders could be limited.

Our ability to grow depends, in part, on our ability to make accretive acquisitions. If we are unable to make these accretive acquisitions either because we are: (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (ii) unable to obtain financing for these acquisitions on economically acceptable terms, or (iii) outbid by competitors, then our future growth and ability to maintain or increase distributions could be limited. Furthermore, even if we make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

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

•          the diversion of management’s attention from other business concerns;

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

Exterran Holdings and its affiliates, other than us, are prohibited from competing directly or indirectly with us with respect to certain of our existing customers and certain locations where we currently conduct business, and with respect to any new contract compression customer that approaches either Exterran Holdings or ourselves, until the earliest to occur of December 31, 2013, a change of control of Exterran Holdings or our general partner, or the removal or withdrawal of our general partner. Otherwise, Exterran Holdings is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Exterran Holdings continues to own and operate a U.S. contract operations business, including natural gas compression, and continues to engage in international contract operations, fabrication and aftermarket service activities. Exterran Holdings is a large, established participant in the contract operations business, and has significantly greater resources, including idle compression equipment, operating personnel, fabrication operations, vendor relationships and experience, than we have, which factors may make it more difficult for us to compete with it with respect to commercial activities as well as for acquisition candidates. Exterran Holdings and its affiliates may acquire, fabricate or dispose of additional natural gas compression or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Exterran Holdings could adversely impact our results of operations and cash available for distribution.

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

The consummation of any such purchases will depend upon, among other things, Exterran Holdings’ ability to continue to convert its existing compression agreements to a form of service agreement, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchases (which will require the approval of the conflicts committee of our board of directors) and our ability to finance such purchases on acceptable terms. Additionally, Exterran Holdings may be limited in its ability to consummate sales of additional portions of such business to us by the terms of its existing or future credit facilities or indentures. Furthermore, our senior secured credit facility includes covenants that may limit our ability to finance acquisitions. If a sale of any additional portion of Exterran Holdings’ U.S. contract operations business would be restricted or prohibited by such covenants, we or Exterran Holdings may be required to seek waivers of such provisions or refinance those debt instruments in order to consummate a sale, neither of which may be accomplished timely, if at all. If we are unable to grow through additional acquisitions of the remainder of Exterran Holdings’ U.S. contract operations business, our ability to maintain or increase distributions to our unitholders may be limited.

Many of our compression services contracts with customers have short initial terms, and after the initial term are cancelable on short notice, and we cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewal, or renewal at reduced rates, or the loss of contracts with any significant customer, could adversely impact our results of operations and cash available for distribution.

The length of our compression services contracts with customers varies based on operating conditions and customer needs. Our initial contract terms are not long enough to enable us to recoup the cost of acquiring the equipment we use to provide compression services, and these contracts are typically cancelable on short notice after the initial term. We cannot be sure that a substantial number of these contracts will be extended or renewed by our customers or that any of our customers will continue to contract with us. The inability to negotiate extensions or renew a substantial portion of our compression services contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with our customers or the loss of all or a significant portion of our services contracts with any significant customer could adversely impact our results of operations and cash available for distribution and could require us to record additional asset impairments. This could have a material adverse effect upon our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Exterran Holdings is under no obligation to offer or sell to us newly fabricated or idle compression equipment and may choose not to do so timely or at all. We may not be able to purchase newly fabricated or idle compression equipment from third-party producers or marketers of such equipment or from our competitors. If we are unable to purchase compression equipment on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us, or we may not be able to compete for business from new or existing customers, either of which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional delays to our exploration and production customers in drilling and completing natural gas wells, which could adversely affect demand for our contract operations services.

Hydraulic fracturing is an important and common practice that exploration and production operators use to stimulate production of hydrocarbons, particularly natural gas, from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but the EPA recently asserted federal regulatory authority under the federal Safe Drinking Water Act over hydraulic fracturing involving the use of diesel. In addition, a number of agencies including EPA, the U.S. Department of Energy, and the U.S. Department of the Interior, along with Congressional committees, have been pursuing studies and other inquiries into the potential environmental effects of hydraulic fracturing, the outcome of which could reach conclusions that could give rise to new legislation or regulations. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. The U.S. Bureau of Land Management is expected to issue proposed regulations that, when finalized, would govern hydraulic fracturing on public lands. At the state level, some states have adopted and other states are considering adopting legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our contract operations services, and as a result could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs.

On August 20, 2010, the EPA published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule would have required us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at certain sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. Following legal challenges to the 2010 rule, the EPA reconsidered the rule and published revisions to the rule on January 30, 2013. The revised rule will require management practices for all covered engines but will require catalyst installation only on larger equipment at sites that are not deemed to be “remote.” Since the rule has just recently been finalized, we are in the process of determining the amount of our larger equipment at non-remote sites, and, as a result, we cannot currently accurately predict the cost to comply with the rule’s requirements. Compliance with the final rule is required by October 2013.

On May 21, 2012, the EPA issued new ozone nonattainment designations for all areas except Chicago, in relation to the 2008 NAAQS for ozone. Among other things, these new designations add Wise County to the DFW nonattainment area. This new designation will require Texas to modify its SIP to include a plan for Wise County to come into compliance with the ozone NAAQS. This modification process typically takes about three to five years. If Texas implements the same control requirements in Wise County that are already in place in the other counties in the DFW nonattainment area, we could be required to modify or remove and replace a significant amount of equipment we currently utilize in Wise County. However, at this point we cannot predict what Texas’ new SIP will require or what equipment will still be operating in Wise County when it comes into effect and, as a result, we cannot currently accurately predict the impact or cost to comply.

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

In addition, in January 2011, the TCEQ finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2015 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this point, however, we cannot predict whether any such rules would require us to incur material costs.

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

We routinely deal with natural gas, oil and other petroleum products. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties used by us to provide contract operations services or inactive compression storage or on or under other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, remediation and monitoring requirements under U.S. federal, state and local environmental laws and regulations.

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

Independent of Congress, the EPA is beginning to adopt regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for four sites we operated all or most of 2012.

In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. On July 1, 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. These rules will affect some of our and our customers’ largest new or modified facilities going forward.

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

Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. For example, our partnership agreement:

•          permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, the exercise of its rights to transfer or vote the units it owns, the exercise of its registration rights and its determination whether or not to consent to any merger or consolidation of the partnership or amendment to our partnership agreement;

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

Unitholders’ voting rights are further restricted by our partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, including Exterran Holdings, their transferees and persons who acquired such units with the prior approval of our board of directors, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions.

Affiliates of our general partner may sell common units in the public or private markets, which sales could have an adverse impact on the trading price of the common units.

At December 31, 2012, Exterran Holdings and its affiliates held 12,495,391 common units. The sale of these common units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. At December 31, 2012, our general partner and its affiliates owned 30% of our aggregate outstanding common units.

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

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. We could lose our status as a partnership for a number of reasons, including not having enough “qualifying income.” If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, our cash available for distribution would be substantially reduced.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, judicial interpretations of the U.S. federal income tax laws may have a direct or indirect impact on our status as a partnership and, in some instances, a court’s conclusions may heighten the risk of a challenge regarding our status as a partnership. Moreover from time to time, members of Congress may propose and consider substantive changes to the existing U.S. federal income tax laws that could affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the “qualifying income” exception for us to be treated as a partnership for U.S. federal income tax purposes. Any such changes or differing judicial interpretations of existing laws could negatively impact the value of an investment in our common units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

If we were subjected to additional entity-level taxation by individual states, it would reduce our cash available for distribution.

Changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Currently we are subject to income and franchise taxes in several states. Imposition of such taxes on us reduces the cash available for distribution to our unitholders and may adversely affect the value of our common units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to additional amounts of entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely affected, and the costs of any IRS contest will reduce our cash available for distribution.

The IRS has made no determination with respect to our treatment as a partnership for federal income tax purposes, the classification of any of the gross income from our business operations as “qualifying income” under Section 7704 of the Internal Revenue Code, or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take, and a court may not agree with some or all of those positions. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will result in a reduction in cash available for distribution and thus will be borne indirectly by our unitholders and our general partner.

Unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, they will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

Unitholders who sell common units recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units they sell will, in effect, become taxable income to them if they sell such common units at a price greater than their tax basis in those common units, even if the price received is less than the original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, unitholders who sell their units may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Tax-exempt entities or a non-U.S. persons should consult their tax advisors before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Due to a number of factors, including our inability to match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to unitholders’ tax returns.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations. The U.S. Treasury Department’s proposed Treasury Regulations allowing a similar monthly simplifying convention are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge this method or new Treasury Regulations were issued, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g. a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income consequences of loaning a partnership interest, a unitholder whose units are the subject of securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated as a partner for tax purposes with respect to those units and may recognize gain or loss from such disposition during the period of the loan. Moreover, during the period of such loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder for those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies that could result in a shift of income, gain, loss and deduction between our general partner and the unitholders. The IRS may successfully challenge this treatment, which could adversely affect the value of our common units.

When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

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

Unitholders may become subject to international, state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

In addition to federal income taxes, unitholders will likely be subject to other taxes, including international, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own or acquire property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file international, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, they may be subject to penalties for failure to comply with those requirements. We conduct business and/or own assets in the states of Alabama, Arkansas, California, Colorado, Illinois, Kansas, Kentucky, Louisiana, Michigan, Mississippi,

Missouri, Montana, Nebraska, New Jersey, New Mexico, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Virginia, West Virginia and Wyoming. Each of these states, other than Tennessee, Texas, South Dakota and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities that may be unitholders. As we make acquisitions or expand our business, we may conduct business or own assets in additional states that impose a personal income tax or that impose entity level taxes to which certain unitholders could be subject. It is each unitholder’s responsibility to file all applicable U.S. federal, international, state and local tax returns.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

Our executive office is located at 16666 Northchase Drive, Houston, Texas 77060 and our telephone number is 281-836-7000. We do not own or lease any material facilities or properties. Pursuant to our Omnibus Agreement, we reimburse Exterran Holdings for the cost of our pro rata portion of the properties we utilize in connection with our business.

ITEM 3.  Legal Proceedings

In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. However, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or ability to make cash distributions to our unitholders for the period in which the resolution occurs.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units trade on the NASDAQ Global Select Market under the symbol “EXLP”. On February 19, 2013, the closing price of a common unit was $23.66. At the close of business on February 12, 2013, based upon information received from our transfer agent and brokers and nominees, we had 14 registered common unitholders and approximately 15,400 street name holders.

	Price Range		Cash Distribution per
	High	Low	Common Unit(1)
Year Ended December 31, 2011:
First Quarter	$31.35	$25.76	$0.4775
Second Quarter	$28.92	$23.67	$0.4825
Third Quarter	$26.12	$17.50	$0.4875
Fourth Quarter	$24.72	$19.50	$0.4925
Year Ended December 31, 2012:
First Quarter	$25.00	$20.28	$0.4975
Second Quarter	$22.72	$18.30	$0.5025
Third Quarter	$23.10	$19.14	$0.5075
Fourth Quarter	$23.57	$19.65	$0.5125

(1)                  Cash distributions declared for each quarter are paid in the following calendar quarter.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

Cash Distribution Policy

Within 45 days after the end of each quarter, we will distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. However, there is no guarantee that we will pay any specific distribution level on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if doing so would cause an event of default, or an event of default exists, under our senior secured credit facility.

We make distributions of available cash from operating surplus in the following manner:

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

ITEM 6.  Selected Financial Data

In the table below we have presented certain selected financial data for Exterran Partners, L.P. for each of the five years in the period ended December 31, 2012, which has been derived from our audited consolidated financial statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this report (in thousands, except per unit data):

	Years Ended December 31,
	2012(1)	2011(1)	2010(1)	2009(1)	2008(1)
Statement of Operations Data
Revenue	$387,493	$308,274	$237,636	$181,729	$163,712
Gross margin(2)	204,333	145,349	113,394	98,249	90,149
Depreciation and amortization	88,298	67,930	52,518	36,452	27,053
Long-lived asset impairment(3)	29,560	1,060	24,976	3,151	—
Selling, general and administrative — affiliates	49,889	39,380	34,830	24,226	16,085
Interest expense	25,167	30,400	24,037	20,303	18,039
Other (income) expense, net	(35)	(392)	(314)	(1,208)	(1,430)
Income tax provision	945	918	680	541	555
Net income (loss)	10,509	6,053	(23,333)	14,784	29,847
Weighted average common units outstanding:
Basic	41,371	31,390	21,360	13,461	11,369
Diluted	41,382	31,403	21,360	13,477	11,414
Weighted average subordinated units outstanding:
Basic		3,747	5,731	6,325	6,325
Diluted		3,747	5,731	6,325	6,325
Income (loss) per common unit:
Basic	$0.14	$0.09	$(0.90)	$0.68	$1.62
Diluted	$0.14	$0.09	$(0.90)	$0.68	$1.61
Income (loss) per subordinated unit:
Basic		$0.09	$(0.90)	$0.68	$1.62
Diluted		$0.09	$(0.90)	$0.68	$1.61
Other Financial Data:
EBITDA, as further adjusted(2)	$180,034	$139,290	$104,807	$83,840	$86,004
Distributable cash flow(2)	$117,966	$90,284	$66,831	$49,809	$56,996
Capital expenditures:
Expansion(4)	$119,460	$21,389	$12,215	$5,308	$13,983
Maintenance(5)	38,368	28,861	15,898	12,585	9,451
Cash flows provided by (used in):
Operating activities	$125,217	$80,090	$43,682	$55,936	$43,268
Investing activities	(228,940)	(106,463)	(29,042)	(7,422)	(21,320)
Financing activities	103,860	26,328	(14,793)	(51,555)	(21,539)
Cash distributions declared and paid per limited partner unit	$2.0000	$1.9200	$1.8550	$1.8500	$1.7375

	December 31,
	2012(1)	2011(1)	2010(1)	2009(1)	2008(1)
Balance Sheet Data
Cash and cash equivalents	$142	$5	$50	$203	$3,244
Working capital(6)	1,661	21,121	14,751	4,094	22,284
Total assets	1,163,536	991,005	813,345	717,226	599,944
Long-term debt	680,500	545,500	449,000	432,500	398,750
Partners’ capital	439,000	423,766	350,737	258,308	175,468

(1)         In July 2008, November 2009, August 2010, June 2011 and March 2012 we acquired from Exterran Holdings contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements. In June 2011 and March 2012, we also acquired from Exterran Holdings natural gas processing plants. An acquisition of a business from an entity under common control is generally accounted for in accordance with accounting principles generally accepted in the U.S. (“GAAP”) by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect of these acquisitions was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisitions beginning on the date of each such acquisition.

(2)         Gross margin, EBITDA, as further adjusted, and distributable cash flow, non-GAAP financial measures, are defined, reconciled to net income (loss) and discussed further in “Non-GAAP Financial Measures” below.

(3)         During 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 260 idle compressor units, representing approximately 71,000 horsepower, that we previously used to provide services. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The net book value of these assets exceeded the fair value by $22.2 million for the year ended December 31, 2012 and was recorded as a long-lived asset impairment. In connection with our review of our fleet in 2012, we evaluated for impairment idle units that had been culled from our fleet in prior periods and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $7.4 million to reduce the book value of each unit to its estimated fair value.

During 2011, 2010 and 2009, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $1.1 million, $0.4 million and $3.2 million, respectively, for the years ended December 31, 2011, 2010 and 2009, and was recorded as a long-lived asset impairment. Additionally, during December 2010, we completed an evaluation of our longer-term strategies and determined to retire and sell approximately 370 idle compressor units, representing approximately 117,000 horsepower, that we previously used to provide services in our business. As a result of this decision to sell these compressor units, we performed an impairment review and based on that review, recorded a $24.6 million asset impairment to reduce the book value of each unit to its estimated fair value.

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

NON-GAAP FINANCIAL MEASURES

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income tax provision. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense and impairment charges. Each of these excluded expenses is material to our consolidated results of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary costs to support our operations and required partnership activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income (loss) to our gross margin (in thousands):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Net income (loss)	$10,509	$6,053	$(23,333)	$14,784	$29,847
Depreciation and amortization	88,298	67,930	52,518	36,452	27,053
Long-lived asset impairment	29,560	1,060	24,976	3,151	—
Selling, general and administrative — affiliates	49,889	39,380	34,830	24,226	16,085
Interest expense	25,167	30,400	24,037	20,303	18,039
Other (income) expense, net	(35)	(392)	(314)	(1,208)	(1,430)
Income tax provision	945	918	680	541	555
Gross margin	$204,333	$145,349	$113,394	$98,249	$90,149

We define EBITDA, as further adjusted, as net income (loss) excluding income tax provision, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, other charges, non-cash SG&A costs and any amounts by which cost of sales and SG&A costs are reduced as a result of caps on these costs contained in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes. We believe EBITDA, as further adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization expense, impairment charges), tax consequences, caps on operating and SG&A costs, non-cash SG&A costs and reimbursements. Management uses EBITDA, as further adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as further adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income (loss) to EBITDA, as further adjusted (in thousands):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Net income (loss)	$10,509	$6,053	$(23,333)	$14,784	$29,847
Income tax provision	945	918	680	541	555
Depreciation and amortization	88,298	67,930	52,518	36,452	27,053
Long-lived asset impairment	29,560	1,060	24,976	3,151	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	24,758	32,397	24,720	7,798	12,600
Non-cash selling, general and administrative costs — affiliates	797	532	1,209	811	(2,090)
Interest expense	25,167	30,400	24,037	20,303	18,039
EBITDA, as further adjusted	$180,034	$139,290	$104,807	$83,840	$86,004

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

The following table reconciles our net income (loss) to distributable cash flow (in thousands):

	Years Ended December 31,
	2012	2011	2010	2009	2008
Net income (loss)	$10,509	$6,053	$(23,333)	$14,784	$29,847
Depreciation and amortization	88,298	67,930	52,518	36,452	27,053
Long-lived asset impairment	29,560	1,060	24,976	3,151	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	24,758	32,397	24,720	7,798	12,600
Non-cash selling, general and administrative costs — affiliates	797	532	1,209	811	(2,090)
Interest expense	25,167	30,400	24,037	20,303	18,039
Expensed acquisition costs	695	514	356	803	—
Less: Gain on sale of compression equipment	(689)	(919)	(667)	(2,011)	(1,435)
Less: Cash interest expense	(22,761)	(18,822)	(21,087)	(19,697)	(17,567)
Less: Maintenance capital expenditures	(38,368)	(28,861)	(15,898)	(12,585)	(9,451)
Distributable cash flow	$117,966	$90,284	$66,831	$49,809	$56,996

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

Overview

We are a Delaware limited partnership formed in June 2006 to provide natural gas contract operations services to customers throughout the U.S. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers.

Our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly service rate that is reduced if we fail to operate in accordance with the contract terms. Following the initial minimum term for our contract compression services, which is typically between six and twelve months, contract compression services generally continue until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. See “General Terms of Our Contract Operations Customer Service Agreements,” in Part I, Item 1 (“Business”), for a more detailed description.

Generally, our overall business activity and revenue increase as the demand for natural gas increases. Demand for our compression services is linked more directly to natural gas consumption and production than to exploration activities, which helps limit our direct exposure to commodity price risk. Because we typically do not take title to the natural gas we compress, and the natural gas we use as fuel for our compressors is provided to us by our customers, our direct exposure to commodity price risk is further reduced.

Industry Conditions and Trends

Our business environment and corresponding results of operations are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves in the U.S. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in natural gas exploration and production spending normally results in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2012 increased by approximately 4% over the twelve months ended November 30, 2011. The Energy Information Administration (“EIA”) estimates that natural gas consumption in the U.S. will increase by 1.2% in 2013 and by an average of 0.5% per year thereafter until 2035. Natural gas marketed production in the U.S. for the twelve months ended November 30, 2012 increased by approximately 6% compared to the twelve months ended November 30, 2011. The EIA forecasts that total marketed production will grow by 1% in 2013. In 2011, the U.S. accounted for an estimated annual production of approximately 24 trillion cubic feet of natural gas. The EIA estimates that the natural gas production level in the U.S. will be approximately 26 trillion cubic feet in calendar year 2035.

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

Our revenue, earnings and financial position are affected by, among other things, (i) market conditions that impact demand and pricing for natural gas compression, (ii) our customers’ decisions between using our services rather than using our competitors’ products or services, (iii) our customers’ decisions regarding whether to own and operate the equipment themselves, and (iv) the timing and consummation of acquisitions of additional contract operations customer service agreements and equipment from Exterran Holdings or others. As we believe there will continue to be a high level of activity in certain U.S. areas focused on the production of oil and natural gas liquids, we anticipate investing in more new fleet units, and therefore investing more capital, in 2013 than we did in 2012.

During 2011 and 2012, we saw robust drilling activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity led to higher demand and bookings for our contract operations services in these markets. The new development activity has increased the overall amount of compression horsepower in the industry and in our business; however, these increases continue to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. In early 2012, natural gas prices in the U.S. fell to their lowest levels in more than a decade. Since then, natural gas prices have improved, but still remain at low levels which could limit natural gas production growth, particularly in dry gas areas. We believe that the low natural gas price environment, as well as the recent capital investment in new equipment by our competitors and other third parties, could decrease demand for our services. A 1% decrease in average utilization of our contract operations fleet for the year ended December 31, 2012 would have resulted in a decrease of approximately $3.9 million and $2.0 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “Selected Financial Data — Non-GAAP Financial Measures.”

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and intends to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time, but is not obligated to do so. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Future acquisitions of assets from Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer service agreements and equipment from Exterran Holdings to us.

Certain Key Challenges and Uncertainties

Market conditions in the natural gas industry and competition in the natural gas compression industry represent key challenges and uncertainties. In addition to these, we believe the following represent some of the key challenges and uncertainties we will face in the near future.

Dependence on Cost Caps with Exterran Holdings.  Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period of time, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly) and (ii) any SG&A costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). During 2012, 2011 and 2010, cost of sales was capped at $21.75 per operating horsepower per quarter. SG&A costs were capped at $7.6 million per quarter from November 10, 2009 through June 9, 2011, at $9.0 million per quarter from June 10, 2011 through March 7, 2012, and at $10.5 million per quarter from March 8, 2012 through December 31, 2013. During 2012, 2011 and 2010, our cost of sales exceeded the cap by $16.6 million, $26.5 million and $21.4 million, respectively, and our SG&A expense exceeded the cap by $8.2 million, $5.9 million and $3.3 million, respectively. Accordingly, our cash generated from operating surplus and our EBITDA, as further adjusted (please see Selected Financial Data — Non-GAAP Financial Measures for a discussion of EBITDA, as further adjusted), would have been lower by approximately $24.8 million, $32.4 million and $24.7 million during 2012, 2011 and 2010, respectively, without the cost caps. As a result, without the benefit of the cost caps, we would not have generated sufficient available cash from operating surplus during each of 2011 and 2010 to pay distributions at the levels paid during those years without incurring additional borrowings. These cost caps expire on December 31, 2013 and Exterran Holdings is under no obligation to extend them. The expiration of these caps, without an extension to them under the Omnibus Agreement, would likely reduce the amount of cash flow available to unitholders and, accordingly, may impair our ability to maintain or increase our distributions.

U.S. Compression Fleet Utilization and Natural Gas Pricing.  During 2011 and 2012, we saw robust drilling activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity led to higher demand and bookings for our contract operations services in these markets. The new development activity has increased the overall amount of compression horsepower in the industry and our business; however, these increases were significantly offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operation services. In early 2012, natural gas prices in the U.S. fell to their lowest levels in more than a decade. As a result, certain companies have reduced their natural gas drilling and production activities, particularly in more mature and predominantly dry gas areas. Since then, natural gas prices have improved, but still remain at low levels which could limit overall natural gas production growth. If the current price levels for natural gas continue, the level of production activity and the demand for our contract operations services could be adversely affected. The recent investment of capital in new equipment by our competitors and other third parties could also create uncertainty in our business outlook. Many of our contracts with customers have short initial terms and are typically cancelable on short notice after the initial term, and we cannot be certain that these contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewal, or renewal at a reduced rate, could adversely impact our results of operations and cash available for distribution.

Additional Purchases of Exterran Holdings’ Contract Operations Business By Us.  We plan to grow over time through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. The consummation of any future purchase of additional portions of Exterran Holdings’ business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Future acquisitions of assets from Exterran Holdings may increase or decrease our operating performance, financial position and liquidity.

Labor.  We have no employees. Exterran Holdings provides all operational staff, corporate staff and support services necessary to run our business, and therefore we depend on Exterran Holdings’ ability to hire, train and retain qualified personnel. Although Exterran Holdings has been able to satisfy personnel needs in these positions thus far, retaining employees in our industry is a challenge. Our ability to grow and to continue to make quarterly distributions will depend in part on Exterran Holdings’ success in hiring, training and retaining these employees.

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Years Ended December 31,
	2012	2011	2010
Total Available Horsepower (at period end)(1)	2,084	1,873	1,572
Total Operating Horsepower (at period end)(1)	1,991	1,728	1,384
Average Operating Horsepower	1,883	1,549	1,179
Horsepower Utilization:
Spot (at period end)	96%	92%	88%
Average	93%	89%	81%

(1)                  Includes compressor units with an aggregate horsepower of approximately 163,000, 221,000 and 278,000 leased from Exterran Holdings as of December 31, 2012, 2011 and 2010, respectively. Excludes compressor units with an aggregate horsepower of approximately 9,000, 18,000 and 18,000 leased to Exterran Holdings as of December 31, 2012, 2011 and 2010, respectively (see Note 3 to the Financial Statements).

Summary of Results

Net income (loss).  We recorded net income of $10.5 million and $6.1 million for the years ended December 31, 2012 and 2011, respectively, and a net loss of $23.3 million for the year ended December 31, 2010. The increase in net income during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily caused by improved gross margins, partially offset by higher depreciation and amortization expense and SG&A expense, all of which were primarily impacted by the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition, and long-lived asset impairments of $29.6 million recorded during the year ended December 31, 2012. The increase in net income during the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily the result of $23.9 million lower long-lived asset impairments recorded in 2011 compared to 2010.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $180.0 million, $139.3 million and $104.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in EBITDA, as further adjusted, during the year ended December 31, 2012 compared to the prior two years was primarily caused by improved gross margins, partially offset by higher SG&A expense, all of which were primarily impacted by the assets acquired in the March 2012 Contract Operations Acquisition, the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Selected Financial Data — Non-GAAP Financial Measures.

Financial Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Years Ended December 31,
	2012	2011
Revenue	$387,493	$308,274
Gross margin(1)	204,333	145,349
Gross margin percentage	53%	47%
Expenses:
Depreciation and amortization	$88,298	$67,930
Long-lived asset impairment	29,560	1,060
Selling, general and administrative — affiliates	49,889	39,380
Interest expense	25,167	30,400
Other (income) expense, net	(35)	(392)
Income tax provision	945	918
Net income (loss)	$10,509	$6,053

(1)                  For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Selected Financial Data — Non-GAAP Financial Measures.

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition, as well as from organic growth in operating horsepower. Average operating horsepower was approximately 1,883,000 and 1,549,000 for the years ended December 31, 2012 and 2011, respectively. The increase in revenue was also impacted by an increase in rates for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Gross Margin.  The increase in gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense) for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to the inclusion of results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. The increase in gross margin was also impacted by better management of field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings, an increase in rates, a $4.3 million benefit from ad valorem taxes due to a change in tax law, a $1.9 million reduction in use taxes and a $5.4 million decrease in intercompany lease expense for the year ended December 31, 2012 compared to the year ended December 31, 2011, partially offset by an increase in lube oil prices.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

Long-lived Asset Impairment.  Long-lived asset impairments during the years ended December 31, 2012 and 2011 were $29.6 million and $1.1 million, respectively. During 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 260 idle compressor units, representing approximately 71,000 horsepower, that we previously used to provide services. As a result of this decision, we performed an impairment review and, based on that review, recorded a $22.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The average age of the impaired idle units was 27 years.

In connection with our review of our fleet in 2012, we evaluated for impairment idle units that had been culled from our fleet in prior periods and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $7.4 million to reduce the book value of each unit to its estimated fair value.

During 2011, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the impaired long-lived assets’ fair value was based on the expected net sale proceeds compared to other fleet units we had recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we planned to use. The net book value of these assets exceeded the fair value by $1.1 million and was recorded as a long-lived asset impairment in 2011. See Note 10 to the Financial Statements for further discussion of the long-lived asset impairments.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. SG&A expenses represented 13% of revenue for each of the years ended December 31, 2012 and 2011.

Interest Expense.  The decrease in interest expense was primarily due to a decrease of $9.4 million in the amortization of payments to terminate interest rate swaps, which was partially offset by a higher average balance of long-term debt, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The payments to terminate interest rate swap agreements are being amortized into interest expense over the original terms of the swaps. As of December 31, 2012, payments to terminate interest rate swaps with an aggregate notional value of $255.0 million have been fully amortized; the remaining payments to terminate interest rate swaps of $0.2 million will be amortized through July 2013.

Other (Income) Expense, Net.  Other (income) expense, net for the year ended December 31, 2012 included $0.7 million of transaction costs associated with the March 2012 Contract Operations Acquisition. Other (income) expense, net for the year ended December 31, 2011 included $0.5 million of transaction costs associated with the June 2011 Contract Operations Acquisition. Additionally, other (income) expense, net for the years ended December 31, 2012 and 2011 included $0.7 million and $0.9 million of gains on the sale of used compression equipment, respectively.

Income Tax Provision.  The increase in our income tax provision for the year ended December 31, 2012 was primarily due to an increase in revenue subject to state-level taxation and the recognition of deferred state taxes resulting from taxable depreciation differences. This increase was offset by state tax benefits from refund claims filed or to be filed, net of unrecognized tax benefits.

Year ended December 31, 2011 compared to year ended December 31, 2010

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Years Ended December 31,
	2011	2010
Revenue	$308,274	$237,636
Gross margin(1)	145,349	113,394
Gross margin percentage	47%	48%
Expenses:
Depreciation and amortization	$67,930	$52,518
Long-lived asset impairment	1,060	24,976
Selling, general and administrative — affiliates	39,380	34,830
Interest expense	30,400	24,037
Other (income) expense, net	(392)	(314)
Income tax provision	918	680
Net income (loss)	$6,053	$(23,333)

(1)                  For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read Selected Financial Data — Non-GAAP Financial Measures.

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

Long-lived Asset Impairment.  Long-lived asset impairments during the year ended December 31, 2011 and 2010 were $1.1 million and $25.0 million, respectively. During 2011 and 2010, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. As a result of reviews during the year ended December 31, 2011, we determined that 22 units representing approximately 4,600 horsepower would be retired from the fleet. During the year ended December 31, 2010, we determined that 9 units representing approximately 1,800 horsepower would be retired from the fleet. The net book value of these assets exceeded the fair value by $1.1 million and $0.4 million, respectively, for the years ended December 31, 2011 and 2010, and was recorded as a long-lived asset impairment.

Additionally, during December 2010, we completed an evaluation of our longer-term strategies and determined to retire and sell approximately 370 idle compressor units, representing approximately 117,000 horsepower, that we previously used to provide services in our business. As a result of this decision, we performed an impairment review and based on that review, recorded a $24.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently for sale by third parties. See Note 10 to the Financial Statements for further discussion of the long-lived asset impairments.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. SG&A expenses represented 13% and 15% of revenue for the years ended December 31, 2011 and 2010, respectively. SG&A expenses for the year ended December 31, 2010 included $0.8 million in additional sales taxes as a result of a state tax ruling received in June 2010 that applied retroactively to July 2007 to certain contract compression transactions. The decrease in SG&A expense as a percentage of revenue was also impacted by a decrease of $0.7 million in unit-based compensation expense during the year ended December 31, 2011 compared to the year ended December 31, 2010.

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

Income Tax Provision.  Income tax provision primarily reflects taxes recorded under the Texas margins tax and the Michigan business tax. The increase in income tax provision for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily due to an increase in our revenue earned within the state of Texas.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash for the years ended December 31, 2012 and 2011, and our cash and working capital as of the end of the periods presented (in thousands):

	Years Ended December 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$125,217	$80,090
Investing activities	(228,940)	(106,463)
Financing activities	103,860	26,328
Net change in cash and cash equivalents	$137	$(45)

	December 31,
	2012	2011
Cash and cash equivalents	$142	$5
Working capital	1,661	21,121

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition and improved profitability in our operations, which included better management of field operating expenses and an increase in rates.

Investing Activities.  The increase in cash used in investing activities was primarily attributable to an increase of $107.6 million in capital expenditures during the year ended December 31, 2012 compared to the year ended December 31, 2011. Capital expenditures for the year ended December 31, 2012 were $157.8 million, consisting of $119.4 million for fleet growth capital and $38.4 million for compressor maintenance activities. We purchased $109.9 million of newly-fabricated compression equipment, which was included in fleet growth capital, from Exterran Holdings during the year ended December 31, 2012. In addition, we used $15.2 million more cash for the March 2012 Contract Operations Acquisition than we used for the June 2011 Contract Operations Acquisition.

Financing Activities.  The increase in net cash provided by financing activities was primarily the result of net borrowings of $29.7 million for the year ended December 31, 2012 and a net repayment of $62.9 million for the year ended December 31, 2011 under our senior secured credit facility. We also had an increase in borrowings from affiliates of $21.6 million during the year ended December 31, 2012 compared to the year ended December 31, 2011. These activities were partially offset by our receipt of $13.1 million less in net proceeds from the issuance of our common units and an increase in distributions to unitholders of $17.2 million for the year ended December 31, 2012. During the year ended December 31, 2012, we used all of the net proceeds we received from the March 2012 issuance of our common units and a portion of the net proceeds we received from the May 2011 issuance of our common units to repay borrowings under our senior secured credit facility.

Working Capital.  The decrease in working capital was primarily due to an increase of $21.6 million in amounts due to affiliates during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in amounts due to affiliates was primarily due to short-term funding for capital expenditures.

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $45 million to $50 million in equipment maintenance capital expenditures during 2013. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. Given that the majority of the idle compression equipment has been and is currently held by Exterran Holdings, much of the idle compression equipment required for these contract operations services opportunities has been held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased to the recipient, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will increase (and that lease expense will be reduced).

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our senior secured credit facility, and that we will be able to generate or borrow adequate amounts of cash under our senior secured credit facility to meet our needs over the next twelve months.

Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our senior secured credit facility, the issuance of additional common units and future debt offerings, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

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

We expect that we will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business, including future capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. Because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute for each unit. There are no limitations in our partnership agreement or in the terms of our senior secured credit facility on our ability to issue additional units, including units ranking senior to our common units.

Long-term Debt.  In November 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “Credit Agreement”) to provide for a new five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011 and by $200.0 million to $750.0 million in March 2012.

As of December 31, 2012, we had undrawn capacity of $219.5 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA ratio (as defined in the Credit Agreement) to not greater than 4.75 to 1.0 (which will increase to 5.25 to 1.0 following the occurrence of certain events specified in the Credit Agreement). As a result of this limitation, $199.4 million of the $219.5 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2012.

The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2012, all amounts outstanding under the revolving credit facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of our revolving credit facility at December 31, 2012, excluding the effect of interest rate swaps, was 2.8%.

The term loan facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At December 31, 2012, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan facility at December 31, 2012 was 3.0%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Credit Agreement) and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0 (which will increase to 5.25 to 1.0 following the occurrence of certain events specified in the Credit Agreement). As of December 31, 2012, we maintained an 8.0 to 1.0 EBITDA to Total Interest Expense ratio and a 3.7 to 1.0 Total Debt to EBITDA ratio. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. As of December 31, 2012, we were in compliance with all financial covenants under the Credit Agreement.

We have entered into interest rate swap agreements related to a portion of our variable rate debt. In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average effective fixed interest rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss is being amortized into interest expense over the original terms of the swaps. Of the total amount included in accumulated other comprehensive loss, $0.9 million was amortized into interest expense during the year ended December 31, 2012 and we expect $0.2 million to be amortized into interest expense in 2013. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” for further discussion of our interest rate swap agreements.

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

On January 29, 2013, Exterran GP LLC’s board of directors approved a cash distribution of $0.5125 per limited partner unit, or approximately $23.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from October 1, 2012 through December 31, 2012. The record date for this distribution was February 8, 2013 and payment was made on February 14, 2013.

Contractual Obligations. The following table summarizes our cash contractual obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt(1)
Revolving credit facility	$530,500	$—	$530,500	$—	$—
Term loan facility	150,000	—	150,000	—	—
Total long-term debt	680,500	—	680,500	—	—
Estimated interest payments(2)	67,206	23,664	43,542	—	—
Total contractual obligations	$747,706	$23,664	$724,042	$—	$—

(1)                  Amounts represent the expected cash payments for principal on our total debt and do not include any deferred issuance costs or fair market valuation of our debt. For more information on our long-term debt, see Note 5 to the Financial Statements.

(2)                  Interest amounts calculated using the interest rates in effect as of December 31, 2012, including the effect of our interest rate swap agreements.

At December 31, 2012, $0.5 million of unrecognized tax benefits have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions, and we are uncertain if or when such amounts may be settled. We have not recorded any liability for penalties and interest related to these unrecognized tax benefits.

Effects of Inflation.  Our revenue and results of operations have not been materially impacted by inflation and changing prices in the past three fiscal years.

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

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2012, 2011 and 2010, we recorded bad debt expense of $0.5 million, $0.1 million and $1.3 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $57,000 for the year ended December 31, 2012.

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

The carrying value of goodwill is reviewed annually or earlier if indicators of potential impairment exist. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of the reporting unit is impaired. If it is more likely than not, we perform a goodwill impairment test. We determine the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s earnings before interest expense, income tax provision, depreciation and amortization expense. Significant estimates for each reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples. Changes in forecasts, cost of capital and market multiples could affect the estimated fair value of our reporting unit and result in a goodwill impairment charge in a future period.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment and identifiable intangibles, comprise a significant amount of our total assets. Long-lived assets to be held and used by us are reviewed to determine whether any events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

Income Taxes

As a partnership, all income, gains, losses, expenses, deductions and tax credits we generate generally flow through to our unitholders. However, some states impose an entity-level income tax on partnerships, including us. Our income tax provision, deferred tax liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining our income tax provision.

Deferred income taxes arise from temporary differences between the financial statements and tax basis of assets and liabilities. Changes in tax laws and rates could affect recorded deferred tax liabilities in the future. Management is not aware of any such changes that would have a material effect on our financial position, results of operations or ability to make cash distributions to our unitholders. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various states.

The accounting standard for income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. In addition, guidance is provided on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax provision in the period in which new information is available.

Contingencies

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority in accordance with the accounting standard for income taxes. We regularly assess and, if required, establish accruals for tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions where we operate. The tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2012 and 2011, we had recorded approximately $5.4 million and $5.0 million (including penalties and interest), respectively, of accruals for tax contingencies. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Self-Insurance

Exterran Holdings insures our property and operations and allocates certain insurance costs to us. Exterran Holdings is self-insured up to certain levels for general liability, vehicle liability, group medical and for workers’ compensation claims. We regularly review estimates of reported and unreported claims and provide for losses based on claims filed and an estimate for significant claims incurred but not reported. Although we believe the insurance costs allocated to us are adequate, it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop. Exterran Holdings currently has minimal insurance on our offshore assets.

Recent Accounting Pronouncements

See Note 12 to the Financial Statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of December 31, 2012, after taking into consideration interest rate swaps, we had approximately $430.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2012 would result in an annual increase in our interest expense of approximately $4.3 million.

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

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of December 31, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of internal control over financial reporting as of December 31, 2012 was audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in its report found on the following page of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Exterran Partners, L.P.

Houston, Texas

We have audited the internal control over financial reporting of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Partnership and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas

February 26, 2013

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

Because our general partner is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and Exterran GP LLC’s board of directors and officers, which we sometimes refer to as our board of directors and our officers, respectively, make decisions on our behalf. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect the directors of Exterran GP LLC or directly or indirectly participate in our management or operation. As a result, we do not hold annual unitholder meetings. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.

NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on our board of directors or to establish a compensation committee or a nominating committee. We have seven directors, three of whom — James G. Crump, G. Stephen Finley and Edmund P. Segner, III — have been determined by the board to be “independent directors” within the meaning of applicable NASDAQ rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, we have adopted standards that incorporate the NASDAQ and Exchange Act standards.

Our board of directors has standing audit, compensation and conflicts committees. Each committee’s written charter is available on our website at www.exterran.com and without charge to any unitholder upon written request to Investor Relations, 16666 Northchase Drive, Houston, Texas 77060.

Our board of directors met six times and took action by unanimous written consent once during 2012. During 2012, each director attended at least 75% of the aggregate number of meetings of the board of directors and any committee of the board of directors on which such director served.

Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers, and there are no arrangements or understandings between any of the directors or executive officers and any other persons pursuant to which a director or officer was selected as such.

Audit Committee.  The audit committee, which met five times during 2012, consists of Messrs. Crump (chair), Finley and Segner. The board of directors has determined that each of Messrs. Crump, Finley and Segner is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each is “independent” within the meaning of the applicable NASDAQ and Exchange Act rules regulating audit committee independence. The audit committee assists our board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and terms and pre-approve any non-audit services to be performed by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee.

Compensation Committee.  The compensation committee, which met six times and took action by unanimous written consent once during 2012, consists of Messrs. Crump, Finley (chair) and Segner. The compensation committee discharges the board of directors’ responsibilities relating to compensation of our executives and independent directors, reviews and approves the manner in which Exterran Holdings allocates to us its compensation expense applicable to our executives and oversees the development and implementation of our compensation programs. The compensation committee also, in accordance with the SEC’s rules and regulations, produces the compensation discussion and analysis included in Item 11 (“Executive Compensation”) of this report.

Conflicts Committee.  The conflicts committee, which met ten times and took action by unanimous written consent twice during 2012, consists of Messrs. Crump (chair), Finley and Segner. The purpose of the conflicts committee is to carry out the duties of the committee as set forth in our Partnership Agreement and the Omnibus Agreement, and any other duties delegated by our board of directors that may involve a conflict of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common units (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us and the representations made to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations, as set forth in Section 16(a) of the Exchange Act, during 2012, except that a Form 4 disclosing the sale of 600 common units held indirectly by a trust for which Mr. Miller was a co-trustee was inadvertently not filed timely.

Code of Ethics

Exterran GP LLC has adopted a Code of Business Conduct and Ethics that applies to it and its subsidiaries and affiliates, including us, and to all of its and their respective employees, directors and officers, including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code is available on our website at www.exterran.com or without charge upon written request to Investor Relations, 16666 Northchase Drive, Houston, Texas 77060.

Directors and Executive Officers

All of our executive officers allocate their time between managing our business and affairs and Exterran Holdings’ business and affairs. Exterran Holdings causes the executive officers to devote as much time to the management of our business and affairs as is necessary. A significant number of other employees of Exterran Holdings and its affiliates operate our business and provide us with general and administrative services.

Our current directors and executive officers are:

Name	Age	Title
D. Bradley Childers	48	President, Chief Executive Officer and Chairman of the Board
David S. Miller	49	Senior Vice President, Chief Financial Officer and Director
William M. Austin	66	Senior Vice President and Director
Joseph G. Kishkill	48	Senior Vice President
Robert E. Rice	47	Senior Vice President
Daniel K. Schlanger	39	Senior Vice President and Director
Donald C. Wayne	46	Senior Vice President and General Counsel
Kenneth R. Bickett	51	Vice President and Controller
James G. Crump	72	Director
G. Stephen Finley	62	Director
Edmund P. Segner, III	59	Director

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

David S. Miller.  Mr. Miller was elected Senior Vice President and Chief Financial Officer of Exterran GP LLC in April 2012 and as a director of Exterran GP LLC in March 2009. He served as Vice President and Chief Financial Officer, Eastern Hemisphere of Exterran Energy Solutions, L.P. from August 2010 to April 2012, and previously served as Vice President and Chief Financial Officer of Exterran GP LLC from March 2009 to August 2010. Prior to that, Mr. Miller served as Chief Operating Officer of JMI Realty, a private real estate investment and development company, from October 2005 to January 2009. From April 2002 to September 2005, Mr. Miller was a partner with SP Securities LLC, a private investment banking firm. Prior to joining SP Securities LLC, Mr. Miller served in positions of increasing responsibility with the Energy Investment Banking department of Merrill Lynch & Co, Inc. (a financial management and advisory firm) from May 1993 to March 2002, including as Vice President beginning in 1996 and as Director beginning in 1999. Mr. Miller holds a B.S. in finance from Southern Methodist University and an MBA from Northwestern University J.L. Kellogg Graduate School of Management.

Through his role as our Senior Vice President and Chief Financial Officer, Mr. Miller brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Miller also brings valuable financial expertise, including extensive experience with capital markets transactions, knowledge of the energy industry and familiarity with the natural gas compression industry from his prior role as an investment banker. We believe this knowledge and experience make Mr. Miller well qualified to serve as a director of Exterran GP LLC.

William M. Austin.  Mr. Austin was elected Director and Senior Vice President of Exterran GP LLC in April 2012. He also serves as Executive Vice President and Chief Financial Officer of Exterran Holdings, a position he has held since December 2011. Prior to joining Exterran, Mr. Austin served as President of Austin Lee Ventures LTD, an investment company, since April 2010. From June 2009 to April 2010, he served as Senior Vice President and CFO of Valerus Compression Services, L.P., a natural gas services, production and processing company. He was Senior Vice President and CFO of Key Energy Services, a publicly traded oilfield services firm, from January 2005 to February 2009. Prior to Key Energy Services, he worked in various senior operating and financial management positions across numerous industries, which included the following positions to assist with restructurings: Executive Vice President and then Chief Executive Officer of Cable & Wireless/Exodus Communications, Inc. (a provider of web-hosting services) from June 2001 to September 2002, which filed for protection under Chapter 11 of the Bankruptcy Code in September 2002, and Chief Restructuring Officer of Northwestern Corporation (a regional electrical and natural gas provider) from April 2003 to August 2004, prior to its bankruptcy filing in September 2004. Mr. Austin serves on the board and as chairman of the audit committee of IROC Energy Services Corp (a TSX-listed oilfield services company operating in Canada), and as a director of Express Energy LLC (a private oilfield services company). From 2009 to 2011, Mr. Austin served as a director of myDIALS Inc. (a private company and a provider of business analytics tools). Mr. Austin holds a B.S in Electrical Engineering from Brown University, an M.S. in Computer Science from Stevens Institute of Technology and an MBA from Columbia University. Mr. Austin also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries.

Through his role as Exterran Holdings’ Chief Financial Officer, Mr. Austin brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Austin also brings valuable financial expertise, having served in key management and financial roles in a variety of industries. Further, his role in connection with company restructurings brings extensive experience in implementing internal cost discipline and appropriate debt management. We believe this knowledge and experience make Mr. Austin well qualified to serve as a director of Exterran GP LLC.

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

Daniel K. Schlanger.  Mr. Schlanger has served as Senior Vice President of Exterran GP LLC since June 2006, and has served as a director of Exterran GP LLC since October 2006. From June 2006 to March 2009, he also served as Chief Financial Officer of Exterran GP LLC. He also currently serves as Senior Vice President, Operations Services of Exterran Holdings and Exterran Energy Solutions, L.P. Prior to the merger of Hanover and Universal, Mr. Schlanger served as Vice President — Corporate Development of Universal. From August 1996 through May 2006, Mr. Schlanger was employed as an investment banker with Merrill Lynch & Co., where he focused on the energy sector. Mr. Schlanger also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries. Mr. Schlanger holds a B.S. in economics from the University of Pennsylvania.

From his position as Senior Vice President, Operations Services of Exterran Holdings, Mr. Schlanger has unique insight into our operational challenges and opportunities. Also, through his prior role as our Chief Financial Officer and his role in forming the Partnership, Mr. Schlanger brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Schlanger also brings financial expertise, including experience with capital markets transactions, knowledge of the energy industry and familiarity with master limited partnerships from his prior role as an investment banker. We believe this knowledge and experience make Mr. Schlanger well qualified to serve as a director of Exterran GP LLC.

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

Kenneth R. Bickett.  Mr. Bickett is Vice President and Controller of Exterran GP LLC, positions he assumed in December 2011. Mr. Bickett held the titles of Vice President, Finance and Accounting of Exterran GP LLC from April 2009 to December 2011, having served as Vice President and Controller of Exterran GP LLC from June 2006 to April 2009. He also serves as Vice President and Controller of Exterran Holdings. Prior to the merger of Hanover and Universal, Mr. Bickett served as Vice President, Accounting and Corporate Controller of Universal, a position he held since joining Universal in July 2005. Prior to joining Universal, he served as Vice President and Assistant Controller for Reliant Energy, Inc. (an electricity and energy services provider). Prior to joining Reliant Energy in 2002, Mr. Bickett was employed by Azurix Corp. (a water and wastewater utility and services company) since 1998, where he most recently served as Vice President and Controller. Mr. Bickett also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries. Mr. Bickett is a Certified Public Accountant and holds a B.S. in accounting from the University of Kentucky.

James G. Crump. Mr. Crump was appointed as a director of Exterran GP LLC in October 2006. Mr. Crump began his career at Price Waterhouse in 1962 and became a partner in 1974. From 1977 until the merger of Price Waterhouse and Coopers Lybrand in 1998, Mr. Crump held numerous management and leadership roles. From 1998 until his retirement in 2001, Mr. Crump served as Global Energy and Mining Cluster Leader, as a member of the U.S. Management Committee and the Global Management Committee and as Houston Office Managing Partner. Mr. Crump also serves as chairman of the audit committee and a member of the conflicts committee of the board of directors of Copano Energy, L.L.C. (a natural gas gathering and processing company) and as a director of the Lamar University Foundation (a non-profit foundation). Mr. Crump holds a B.B.A. in accounting from Lamar University.

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

G. Stephen Finley.  Mr. Finley was elected as a director of Exterran GP LLC in November 2006. Mr. Finley served in various positions of increasing responsibility at Baker Hughes Incorporated (a provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry) from 1982 until his retirement in 2006, including as Senior

Vice President — Finance and Administration and Chief Financial Officer from April 1999 through April 2006. Mr. Finley currently serves as chairman of the audit committee and as a member of the compensation committee and the nominating and corporate governance committee of the board of directors of Newpark Resources, Inc. (a provider of integrated site, environmental and drilling fluid services to the oil and gas exploration and production industry) and on the board of Microseismic, Inc. (a private oilfield services company providing real-time monitoring and mapping of hydraulic fracture operations in unconventional oil and gas plays). From December 2006 to November 2011, Mr. Finley served on the board of Total Safety U.S., Inc. (a privately held company and global provider of integrated safety strategies and solutions for hazardous environments). From June 2006 to June 2008, Mr. Finley served on the board of Ocean Rig ASA (a Norway-based drilling contractor). Mr. Finley holds a B.S. from Indiana State University.

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

Edmund P. Segner, III.  Mr. Segner was elected as a director of Exterran GP LLC in May 2009. Mr. Segner is a Professor in the Practice of Engineering Management in the Department of Civil and Environmental Engineering at Rice University (Houston). In November 2008, Mr. Segner retired from EOG Resources, Inc. (EOG), a publicly traded independent oil and gas exploration and production company. Among the positions he held at EOG was President and Chief of Staff and Director from 1999 to 2007. From March 2003 through June 2007, he also served as EOG’s principal financial officer. Mr. Segner served on the board of directors of Universal from 2000 to 2002. Mr. Segner currently serves as chairman of the reserves committee and is a member of the audit and compensation committees of Bill Barrett Corporation (a company engaged in exploration and development of natural gas and oil reserves in the Rocky Mountain region of the U.S.). Mr. Segner also serves as the audit committee chair and serves on the nominating and governance committee of Laredo Petroleum, Inc. (a company focused on the exploration, development and acquisition of oil and natural gas properties in the Permian and Mid-Continent regions of the U.S.). He served as chairman of the audit committee and as a member of the finance committee of the board of Seahawk Drilling, Inc. (an owner and operator of offshore oil and gas platforms and a provider of shallow water contract drilling services to the oil and natural gas exploration industry) from August 2009 to October 2011. Mr. Segner is a member of the Society of Petroleum Engineers and currently serves on the board of trustees of the Nature Conservancy of Texas (a non-profit nature conservation organization). Mr. Segner is a Certified Public Accountant and holds a B.S. in civil engineering from Rice University and an M.A. in economics from the University of Houston.

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

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

Overview

As is commonly the case for many publicly traded limited partnerships, we have no employees. Under the terms of our partnership agreement, we are ultimately managed by Exterran GP LLC, the general partner of Exterran General Partner, L.P., our general partner (which we may refer to as our general partner or Exterran GP LLC). We refer to Exterran GP LLC’s management and executive officers as “our management” and “our executive officers,” respectively, and Exterran GP LLC’s board of directors and compensation committee as “our board of directors” and “our compensation committee,” respectively.

The following discussion addresses the 2012 compensation for our named executive officers (collectively, the “Named Executive Officers”), who are:

•                  D. Bradley Childers, President and Chief Executive Officer of Exterran GP LLC and Exterran Holdings;

•                  David S. Miller, Senior Vice President and Chief Financial Officer of Exterran GP LLC (beginning April 2, 2012);

•                  Joseph G. Kishkill, Senior Vice President of Exterran GP LLC and Exterran Holdings and President, Eastern Hemisphere of Exterran Energy Solutions, L.P. (“EESLP”);

•                  Daniel K. Schlanger, Senior Vice President of Exterran GP LLC and Senior Vice President, Operations Services of Exterran Holdings;

•                  Donald C. Wayne, Senior Vice President and General Counsel of Exterran GP LLC and Exterran Holdings; and

•                  J. Michael Anderson, former Senior Vice President and Chief Financial Officer of Exterran GP LLC (through April 2, 2012).

Effective April 2, 2012, Mr. Miller was appointed to serve as our Senior Vice President and Chief Financial Officer, concurrent with Mr. Anderson’s resignation from that position. Mr. Miller had served as Vice President and Chief Financial Officer, Eastern Hemisphere of EESLP since August 2010, and previously served as our Vice President and Chief Financial Officer from March 2009 to August 2010. He has also served as a member of our board of directors since March 2009.

Compensation Expense Allocations

Under the Omnibus Agreement, most costs associated with Exterran Holdings’ provision of services to us, including compensation of our Named Executive Officers, are allocated to us on a monthly basis in the manner that our general partner deems reasonable. During 2012, those allocations were generally made using a two-step process:

•                  First, Exterran Holdings allocates an appropriate portion of its total SG&A expenses among its business segments, including to the U.S. portion of its North America contract operations segment, based on revenue.

•                  Second, Exterran Holdings allocates to us a prorated portion of the SG&A expenses initially allocated to the U.S. portion of Exterran Holdings’ North America contract operations segment based upon the ratio of our total compression equipment horsepower to the sum of Exterran Holdings’ total U.S. compression equipment horsepower and our total compression equipment horsepower.

Under the Omnibus Agreement, the amount for which we were obligated to reimburse Exterran Holdings for SG&A expenses allocated to us, including compensation costs, could not exceed $9.0 million per quarter, after taking into account any such costs we incur and pay directly (the “SG&A Cap”). In connection with the March 2012 Contract Operations Acquisition, effective March 8, 2012, the SG&A Cap under the terms of the Omnibus Agreement was increased to $10.5 million per quarter. The reimbursement of compensation costs allocated by Exterran Holdings to us for the compensation of our Named Executive Officers (which excludes the non-cash costs related to our phantom unit awards) is subject to the SG&A Cap. See Part III, Item 13 (“Certain Relationships and Related Transactions, and Director Independence”) of this report for additional discussion of relationships and transactions we have with Exterran Holdings and the terms of the Omnibus Agreement.

During the year ended December 31, 2012, Exterran Holdings allocated to us the following percentages of Exterran Holdings’ compensation expenses incurred to provide the Named Executive Officers’ total compensation, including base salary, annual performance-based incentive compensation, Exterran Holdings’ stock and option awards, our phantom unit awards and other benefits:

Executive Officer	Percent of Named Executive Officer’s 2012 Total Compensation Allocated to the Partnership (%)
Current Named Executive Officers
D. Bradley Childers	12
David S. Miller	9
Joseph G. Kishkill	—
Daniel K. Schlanger	—
Donald C. Wayne	12
Former Named Executive Officers
J. Michael Anderson (1)	12

(1)                       The percentage shown for Mr. Anderson excludes the value of the cash payments he received under the terms of his retention agreement and severance benefit agreement with Exterran Holdings, because Exterran Holdings did not allocate any portion of these expenses to us.

Our Compensation Committee’s Structure and Responsibilities

As described above, because most of our Named Executive Officers are also officers of Exterran Holdings and generally spend a majority of their time working on matters for Exterran Holdings rather than us, their compensation structure is established by the compensation committee of the board of directors of Exterran Holdings (the “Exterran Holdings compensation committee”). Our compensation committee’s primary responsibilities are to:

•                  Discharge the board of directors’ responsibilities relating to our executives’ compensation;

•                  Review and approve the manner in which Exterran Holdings’ compensation expense applicable to our Named Executive Officers is allocated to us;

•                  Oversee the Exterran Partners, L.P. Long-Term Incentive Plan (the “Partnership Plan”) and make awards thereunder;

•                  Review and approve compensation programs for our independent directors; and

•                  Produce an annual report relating to this compensation discussion and analysis for inclusion in our Annual Report on Form 10-K in accordance with the rules and regulations of the SEC.

Our compensation committee is comprised entirely of independent directors within the meaning of applicable NASDAQ rules. The current members of our compensation committee are Messrs. Finley (chair), Crump and Segner.

Compensation Philosophy and Objectives

The primary objectives of Exterran Holdings’ executive compensation program are to:

•                  Pay competitively — The Exterran Holdings compensation committee and our compensation committee believe that, to attract, retain and motivate an effective management team with the level of expertise and experience needed to achieve consistent growth, profitability and return for Exterran Holdings’ stockholders and our unitholders, total compensation should be competitive with that of companies similar in size to Exterran Holdings across a variety of industries and within the oilfield services sector, as further described below in “How the Exterran Holdings Compensation Committee Determines Executive Compensation.”

•                  Pay for performance — Exterran Holdings’ and our emphasis on performance-based compensation is an important component of our overall compensation philosophy. Cash bonuses and performance awards based on Exterran Holdings’ annual performance combined with Exterran Holdings’ and our equity awards that vest over several years balance short-term and long-term business objectives. On the average, approximately 73% of our Named Executive Officers’ targeted total direct compensation (base salary plus targeted annual and long-term incentive award levels) for 2012 was performance-based pay.

•                  Align management’s interests with equityholders’ interests — Exterran Holdings’ and our emphasis on equity-based compensation and ownership encourages executives to act strategically to drive sustainable long-term performance and enhance long-term equityholder value.

How the Exterran Holdings Compensation Committee Determines Executive Compensation

The Exterran Holdings compensation committee is responsible for establishing and overseeing compensation programs that are consistent with Exterran Holdings’ compensation philosophy. In carrying out this role, the Exterran Holdings compensation committee considers the following:

•                  Current and past total compensation, including a review of base salary, short-term incentive pay and the value of long-term incentive awards received over the past three years;

•                  Data and analysis provided by the Exterran Holdings compensation committee’s compensation consultant, as further detailed below;

•                  Certain data gathered with respect to Exterran Holdings’ peer group, as further detailed below;

•                  Exterran Holdings’ and our Chief Executive Officer’s recommendations (other than with respect to his own compensation);

•                  Exterran Holdings’ company and operating unit performance, as well as each executive’s impact on performance;

•                  Each executive’s relative scope of responsibility and potential;

•                  Individual performance and demonstrated leadership;

•                  Internal pay equity considerations; and

•                  Any other factors that the Exterran Holdings compensation committee deems relevant.

No specific formula is used to determine the weight of any factor; rather, compensation is established based on the Exterran Holdings compensation committee’s assessment of all relevant information.

Compensation Consultant Data and Analysis

In late 2011, Towers Watson & Co., the Exterran Holdings compensation committee’s independent compensation consultant for 2011, provided a combination of general industry data and oilfield services data designed to give a broad-based view of executive compensation across multiple industry segments based on companies similar in size to Exterran Holdings. This data was comprised of:

•                  General industry data, which included comparative compensation data from companies across a variety of industries, totaling in excess of 400 companies, which was then regressed for companies with annual revenue of approximately $2.7 billion;(1)  and

•                  Oilfield services industry data, which included survey data from 16 companies in Exterran Holdings’ industry with a median revenue of approximately $2.4 billion.(2)

In the first quarter of 2012, the Exterran Holdings compensation committee engaged Pearl Meyer & Partners as its new independent compensation consultant, based on Pearl Meyer’s familiarity with the industry, as well as its in-depth knowledge of current compensation best practices. In setting 2012 compensation for the Named Executive

(1)  No information was provided as to any individual company’s responses to the consultant’s survey questions, and no individual component company that contributed to this data was evaluated by or considered by the Exterran Holdings compensation committee for purposes of determining executive compensation.

(2)  The companies included in this survey were Atwood Oceanics, Inc., Baker Hughes Incorporated, Bristow Group Inc., Cameron International Corporation, Global Industries, Inc., Halliburton Company, Helmerich & Payne, Inc., Key Energy Services, Inc., McDermott International, Inc., National Oilwell Varco, Inc., Noble Corporation, Oil States International, Inc., Schlumberger Limited, ShawCor Ltd., Tidewater Inc. and Transocean Ltd.

Officers, the Exterran Holdings compensation committee considered, in consultation with Pearl Meyer, the data provided by Towers Watson in late 2011. While the Exterran Holdings compensation committee took into consideration data and analysis provided by Towers Watson and Pearl Meyer, neither consultant made any specific recommendation as to compensation levels or performance targets for 2012.

Peer Group Data

The Exterran Holdings compensation committee reviews executive compensation data published in the proxy statements of Exterran Holdings’ peer group as an additional source of information. For 2012, the Exterran Holdings compensation committee set Exterran Holdings’ peer group as follows:

Cameron International Corporation	FMC Technologies, Inc.	Oil States International, Inc.

Chicago Bridge & Iron Company N.V.	Gardner Denver, Inc.	Patterson-UTI Energy, Inc.

Complete Production Services, Inc.	Key Energy Services, Inc.	Regency Energy Partners, L.P.

DCP Midstream Partners	McDermott International, Inc.	Rowan Companies, Inc.

Dresser-Rand Group Inc.	Noble Corporation	Superior Energy Services, Inc.

Exterran Holdings is unable to develop a peer group consisting of direct competitors as most are not publicly traded or are not of a comparable size. For that reason, the Exterran Holdings compensation committee has selected a peer group that includes a diversity of oilfield services and related companies with a large range of revenues and with both domestic and international operations. The Exterran Holdings compensation committee believes this peer group reflects more completely those companies with which Exterran Holdings competes for technical and managerial talent and provides a more enhanced overview of competitive compensation. The Exterran Holdings compensation committee annually reviews the composition of the peer group and modifies it as circumstances, including industry consolidation and other competitive forces, warrant. The only change to the 2012 peer group from the 2011 peer group was the removal of Pride International, Inc. due to its 2011 acquisition and consolidation into a larger company.

Use of Compensation Consultant Data and Analysis and Peer Group Data

The Exterran Holdings compensation committee uses the compensation consultant data and analysis and the peer group data to help structure a competitive executive compensation program, position executive compensation within a target range, and make individual compensation decisions based on comparable positions in the general and oilfield services industries. For 2012, the Exterran Holdings compensation committee used this data as follows:

	Compensation Consultant Data and Analysis	Peer Group Data
Applicability(1)	Used to target compensation for all Named Executive Officers, including the Chief Executive Officer	Used to target compensation for the Chief Executive Officer only
Benchmark for Target Cash Compensation and Target Total Direct Compensation	Between the 25th and the 50th percentile for the Chief Executive Officer(2) At the 50th percentile for all Named Executive Officers, other than the Chief Executive Officer	Between the 25th and the 50th percentile for the Chief Executive Officer(2)
Actual Target Cash Compensation(3)	Between the 25th and the 50th percentile for the Chief Executive Officer Around the 50th percentile for all Named Executive Officers, other than the Chief Executive Officer	Between the 25th and the 50th percentile for the Chief Executive Officer
Actual Target Total Direct Compensation(4)	Between the 25th and the 50th percentile for the Chief Executive Officer(5) Around the 50th percentile for all Named Executive Officers, other than the Chief Executive Officer	Between the 25th and the 50th percentile for the Chief Executive Officer (5)

(1)

The Exterran Holdings compensation committee conducted its annual executive compensation review early in the first quarter of 2012. As Mr. Miller was not yet serving as an officer of us, the compensation consultant data and analysis was not used to target his compensation for 2012.

(2)

The Exterran Holdings compensation committee targeted Mr. Childers’ cash compensation between the 25th and the 50th percentile for 2012, his first year in the role as Chief Executive Officer, to allow for future increases commensurate with his achievements in the role.

(3)	Target cash compensation is calculated for each Named Executive Officer as the sum of his base salary earned for 2012 and his 2012 target short-term incentive compensation.
(4)

Target total direct compensation is calculated for each Named Executive Officer as the sum of his target cash compensation for 2012 and the grant date fair value of all equity awarded to him during 2012.

(5)

Includes the value of Mr. Childers’ long-term incentive award for 2012, awarded on an advanced basis in December 2011 upon his appointment as President and Chief Executive Officer and shown in the Summary Compensation Table for 2011. Mr. Childers did not receive a separate long-term incentive award (other than performance units) in 2012.

Chief Executive Officer Recommendations

The most significant aspects of management’s, including Exterran Holdings’ and our Chief Executive Officer’s, role in the compensation-setting process are:

•                  recommending compensation programs, compensation policies, compensation levels and incentive opportunities that are consistent with Exterran Holdings’ and our business strategies;

•                  compiling, preparing and distributing materials for Exterran Holdings compensation committee review and consideration;

•                  recommending corporate performance goals on which performance-based compensation will be based; and

•                  assisting in the evaluation of employee performance.

Exterran Holdings’ and our Chief Executive Officer annually reviews the performance of each of the other executive officers and recommends salary adjustments, annual cash incentives and long-term incentive awards, which the Exterran Holdings compensation committee considers along with the other factors discussed above.

Elements of Compensation

Exterran Holdings’ compensation program is designed (i) to align our executive officers’ pay with individual and company and partnership performance to achieve growth, profitability and return for our equityholders, and (ii) to attract and retain talented executives who are critical to Exterran Holdings’ and our short- and long-term success. The key elements of our Named Executive Officers’ compensation and their primary objectives are:

•                  Base salary — attracts and retains talented executives, recognizes individual performance, and provides stable income;

•                  Annual performance-based incentive compensation — promotes short-term performance objectives and rewards executives for their contributions toward achieving those objectives;

•                  Long-term equity incentive compensation — aligns executives’ interests with equityholders’ interests, emphasizes long-term financial and operational performance, and helps retain key executives;

•                  Standard retirement savings, health and welfare benefits — provide retirement income and protection against the financial hardship that can result from illness, disability or death; and

•                  Certain post-termination and change of control arrangements — aid in attracting and retaining executive talent.

Each of these elements of compensation is further described below.

Base Salary

The Exterran Holdings compensation committee has determined that, to attract external executive talent and support the development and retention of current executives, base pay should be competitive, as described above.

In December 2011, Mr. Childers was appointed as our President and Chief Executive Officer. At that time, the Exterran Holdings compensation committee set Mr. Childers’ base salary following a review of the comparative compensation data, the peer group data and the other considerations discussed above. His base salary remained unchanged for 2012.

In April 2012, Mr. Miller was appointed as our Senior Vice President and Chief Financial Officer, having previously served as Vice President and Chief Financial Officer, Eastern Hemisphere of EESLP. Because Mr. Miller was not an executive officer of Exterran Holdings, his annual base salary is determined by the Chief Executive Officer. Commensurate with Mr. Miller’s increased responsibilities as our Senior Vice President and Chief Financial Officer, Mr. Childers approved the adjustment to Mr. Miller’s base salary set forth below, which became effective in late March 2012.

In February 2012, the Exterran Holdings compensation committee made certain adjustments to the annual base salaries of our other Named Executive Officers following a review of the considerations discussed above under

“How the Exterran Holdings Compensation Committee Determines Executive Compensation.” In particular, the Exterran Holdings compensation committee determined that a 9% increase in Mr. Schlanger’s base salary and a 10% increase in Mr. Wayne’s base salary were appropriate to better reflect the scope of each executive’s respective position and level of responsibility. These adjustments became effective in late March 2012.

Our Named Executive Officers’ 2012 base salaries (both before and after the March 2012 adjustments) were:

		2012 Base Salary ($)
Executive Officer	Title	Pre-adjustment	Post-adjustment
Current Named Executive Officers
D. Bradley Childers	President and Chief Executive Officer	500,000	500,000
David S. Miller	Senior Vice President and Chief Financial Officer	270,659	280,000
Joseph G. Kishkill	Senior Vice President	340,000	345,000
Daniel K. Schlanger	Senior Vice President	325,000	355,000
Donald C. Wayne	Senior Vice President and General Counsel	307,500	338,000
Former Named Executive Officer
J. Michael Anderson	Senior Vice President and Chief Financial Officer	365,000	—

Annual Performance-Based Incentive Compensation

During the first quarter of each year, the Exterran Holdings compensation committee adopts a program to provide the short-term cash incentive element of Exterran Holdings’ and our Named Executive Officers’ compensation for that year. Accordingly, in February 2012, the Exterran Holdings compensation committee adopted the short-term incentive program for 2012 (the “2012 Incentive Program”). Each Named Executive Officer’s cash incentive target was a specified percentage of his base salary earned in 2012. In determining the cash incentive opportunity for each Named Executive Officer, the Exterran Holdings compensation committee considered the factors discussed above under “How the Exterran Holdings Compensation Committee Determines Executive Compensation.”  Under the 2012 Incentive Program, each Named Executive Officer’s cash incentive target was:

Executive Officer	Title	2012 Cash Incentive Target (% of base salary)	2012 Cash Incentive Target ($)
Current Named Executive Officers
D. Bradley Childers	President and Chief Executive Officer	100	500,000
David S. Miller	Senior Vice President and Chief Financial Officer	50	138,923
Joseph G. Kishkill	Senior Vice President	70	240,692
Daniel K. Schlanger	Senior Vice President	70	243,655
Donald C. Wayne	Senior Vice President and General Counsel	65	215,125
Former Named Executive Officer
J. Michael Anderson (1)	Senior Vice President and Chief Financial Officer	—	—

(1)        Mr. Anderson did not participate in the 2012 Incentive Program.

Each Named Executive Officer’s potential cash payout under the 2012 Incentive Program ranged from 0% to 200% of his incentive target.

Under the 2012 Incentive Program, the Exterran Holdings compensation committee could determine actual payouts to the Named Executive Officers by considering (i) for all Named Executive Officers, Exterran Holdings’ company performance, based upon an assessment of EBITDA, as adjusted, achieved by Exterran Holdings for 2012, (ii) for Messrs. Kishkill and Schlanger, each officer’s operating unit performance, (iii) for Messrs. Miller and Wayne, the performance of Exterran Holdings’ corporate services unit based upon an assessment of aggregate performance of the company’s other operating units, (iv) each officer’s individual contribution toward Exterran Holdings’ company and/or operating unit performance, including his demonstrated leadership and implementation of Exterran Holdings’ business strategy, (v) Mr. Childers’ recommendations (other than with respect to himself), and (vi) any other factors or criteria that the Exterran Holdings compensation committee chose to consider, in its discretion. No specific weight was given to any of these factors.

To assess 2012 Exterran Holdings company performance, the Exterran Holdings compensation committee considered where Exterran Holdings’ EBITDA, as adjusted, achieved for 2012 fell within the following target range:

	Below Threshold	Threshold	Target	Maximum	2012 Actual
Exterran Holdings’ EBITDA, as adjusted (in millions)(1)	$ <348	$348	$435	$522	$471

Company performance percentage	0	50%	100%	150%	121%

(1)                       Exterran Holdings’ EBITDA, as adjusted, is calculated for purposes of the 2012 Incentive Program as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, merger and integration expenses, restructuring charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations and other charges, as adjusted for certain items in the Exterran Holdings compensation committee’s discretion. The calculation of EBITDA, as adjusted, for purposes of the 2012 Incentive Program includes net income from Exterran Holdings’ Canadian contract operations and aftermarket services businesses, which were reflected as discontinued operations in Exterran Holdings’ consolidated financial statements for 2012, because net income from those businesses was included in the threshold, target and maximum amounts established for the 2012 Incentive Program.

To assess 2012 operating unit performance, the Exterran Holdings compensation committee considered the performance indicators shown below (with the weighting specified below), and assigned achievement percentages to Exterran Holdings’ operating units ranging from 92% to 119% based on such assessment.

		Operating Unit
Performance Indicator (1)	Weight	North America	Eastern Hemisphere (Mr. Kishkill)	Latin America	Operations Services (Mr. Schlanger)
Financial	70%	Operating cash flow North America horsepower growth	Operating cash flow Bookings	Operating cash flow Bookings	On-time deliveries Budget management Supply chain cost reduction Product line performance

People	10%	Employee retention	Employee retention	Employee retention	Employee retention

Customer Service	10%	Service availability percentage	Service availability percentage	Service availability percentage	Manufacturing warranty performance

Safety	10%	Preventable vehicle accident rate Total recordable incident rate	Preventable vehicle accident rate Total recordable incident rate	Preventable vehicle accident rate Total recordable incident rate	Total recordable incident rate

(1)                       Exterran Holdings has not disclosed its target levels with respect to the achievement of these operating unit performance indicators because they are derived from internal analyses reflecting its business strategy and will not otherwise be publicly disclosed. Exterran Holdings believes their disclosure would provide its competitors, customers and other third parties with significant insights regarding its confidential business strategies that could cause it substantial competitive harm.

To assess 2012 corporate services unit performance, the Exterran Holdings compensation committee considered the performance of the other operating units discussed above and determined in its discretion that a blend of such operating units’ performance was appropriate, resulting in an overall corporate services unit performance percentage of 100%.

Finally, the Exterran Holdings compensation committee considered the performance of Exterran Holdings’ management team as a whole, including the team’s leadership, teamwork and collective contributions toward Exterran Holdings’ significant financial and operational improvements in 2012, including an 18% year-over-year increase in EBITDA, as adjusted, and a 141% year-over-year increase in the price of Exterran Holdings’ common stock.

Following its assessment of company performance, operating unit performance and corporate services unit performance, as applicable, and consideration of the management team’s performance, the Exterran Holdings compensation committee approved the following cash payments under the 2012 Incentive Program. These amounts are expected to be paid in March 2013.

Executive Officer	Title	2012 Incentive Program Payout ($)
D. Bradley Childers	President and Chief Executive Officer	805,000
David S. Miller	Senior Vice President and Chief Financial Officer	270,000
Joseph G. Kishkill	Senior Vice President	370,000
Daniel K. Schlanger	Senior Vice President	455,000
Donald C. Wayne	Senior Vice President and General Counsel	360,000

Long-Term Incentive Compensation

The Exterran Holdings compensation committee and our compensation committee believe that our officers, including our Named Executive Officers, should have a meaningful portion of their total compensation tied to Exterran Holdings’ and our long-term financial and operational performance. The Exterran Holdings compensation committee believes that:

•                  Exterran Holdings’ Stock Options incentivize Exterran Holdings’ key employees to work toward Exterran Holdings’ long-term performance goals, because options have value only when the value of Exterran Holdings’ common stock increases;

•                  Exterran Holdings’ Restricted Stock and Restricted Stock Units incentivize Exterran Holdings’ key employees to work toward long-term performance goals by aligning their interests with Exterran Holdings’ stockholders’ interests; and

•                  Exterran Holdings’ Performance Awards encourage long-range planning through performance factors designed to focus key employees on year-over-year performance improvements and reward sustained stockholder value creation.

The Exterran Holdings compensation committee and our compensation committee believe that:

•                  Partnership Phantom Units with tandem distribution equivalent rights (“DERs”) emphasize our growth objectives. DERs are the right to receive cash distributions on the units, subject to the same vesting restrictions and risk of forfeiture applicable to the underlying grant.

Grants of stock options, restricted stock, restricted stock units and performance awards are made from the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan (as amended, the “Stock Incentive Plan”) and administered by the Exterran Holdings compensation committee. Grants of Partnership phantom units are made from the Partnership Plan, which is administered by our compensation committee.

Equity-based long-term incentive awards (“LTI Awards”) are granted and valued based on the market closing price of Exterran Holdings’ common stock or our common units, as applicable, on the date of approval by the applicable compensation committee. Awards generally vest one-third per year over a three-year period, subject to continued employment through the vesting date.

Exterran Holdings’ performance awards are payable based on achievement of certain specified performance indicators. Payout amounts under the performance awards are determined following the conclusion of the performance period, which is generally one year, and may be settled in shares of Exterran Holdings’ common stock or in cash, as determined by the Exterran Holdings compensation committee on the date of grant.

Our compensation committee’s general practice has been to grant equity-based awards (i) to our officers once a year in the first quarter, around the time the compensation committee of the board of directors of Exterran Holdings grants equity-based awards to Exterran Holdings’ officers, and (ii) to our directors once a year in the fourth quarter, around the anniversary of our initial public offering. The schedule for making equity-based awards is typically established several months in advance and is not set based on knowledge of material nonpublic information or in response to our unit price. This practice results in awards being granted on a regular, predictable annual cycle. Equity-based awards are occasionally granted at other times during the year, such as upon the hiring of a new employee or following the promotion of an employee. In some instances, our board of directors may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date.

2012 LTI Awards

In determining the 2012 LTI Awards for each Named Executive Officer, the Exterran Holdings compensation committee considered the factors discussed above under “How the Exterran Holdings Compensation Committee Determines Executive Compensation” and also reviewed share utilization with respect to the Stock Incentive Plan, potential overhang and burn rate under various award scenarios, and the total compensation paid to each executive over the past three years. As shown in the Grants of Plan-Based Awards Table for 2012 below, the 2012 LTI Awards for our Named Executive Officers included a mix of stock options, restricted stock, performance units and phantom units.

2012 Performance Units

The performance units awarded to the Named Executive Officers in 2012 (the “2012 Performance Units”) were payable based on Exterran Holdings’ EBITDA, as adjusted, achieved during the performance period from January 1, 2012 through December 31, 2012. The potential number of 2012 Performance Units that could be earned ranged from 0% to 150% (0% to 200% for Mr. Childers) of the target grant value. The 2012 Performance Unit target range for EBITDA, as adjusted, and the results achieved by Exterran Holdings for 2012 (dollars in millions) as approved by the Exterran Holdings compensation committee, were as follows:

Mr. Childers(1)	Below Threshold		Threshold/ Target	Maximum	Exterran Holdings’ Performance/ Payout Percentage Achieved
Exterran Holdings’ EBITDA, as adjusted, target range (2)	$	<450	$450	$500	$471

Payout as a percentage of target value	0%		100%	200%	142%

Messrs. Miller, Kishkill, Schlanger and Wayne	Below Threshold		Threshold	Target	Maximum	Exterran Holdings’ Performance/ Payout Percentage Achieved
Exterran Holdings’ EBITDA, as adjusted, target range (2)	$	<375	$375	$425	$475	$471

Payout as a percentage of target value	0%		50%	100%	150%	146%

(1)                       As noted above, the Exterran Holdings compensation committee determined to set Mr. Childers’ cash compensation at a lower level for 2012, his first year in the role as Chief Executive Officer, to allow for future increases commensurate with his achievements in the role. The Exterran Holdings compensation committee granted Mr. Childers 2012 Performance Units with a significantly higher threshold for performance than the 2012 Performance Units awarded to the other Named Executive Officers because the Exterran Holdings compensation committee felt that he should have the opportunity for additional benefit from his contributions and leadership should the Company exhibit outstanding performance for 2012.

(2)                       Exterran Holdings’ EBITDA, as adjusted, is calculated for purposes of the 2012 Performance Units as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, merger and integration expenses, restructuring charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations and other charges, as adjusted for certain items in the Exterran Holdings compensation committee’s discretion. The calculation of EBITDA, as adjusted, for purposes of the 2012 Performance Units includes net income from Exterran Holdings’ Canadian contract operations and aftermarket services businesses, which were reflected as discontinued operations in Exterran Holdings’ consolidated financial statements for 2012, because net income from those businesses was included in the threshold, target and maximum amounts established for the 2012 Performance Units.

The earned 2012 Performance Units vest one-third per year over a three-year period, subject to continued employment through each vesting date, and are payable in cash based on the market closing price of Exterran Holdings’ common stock on the vesting date. See the Grants of Plan-Based Awards Table for 2012 below for more information about the 2012 Performance Units awarded to our Named Executive Officers.

Severance Benefit Agreements and Change of Control Arrangements

Exterran Holdings has entered into severance benefit agreements with all of our current Named Executive Officers and change of control agreements with each of Messrs. Childers, Kishkill, Schlanger and Wayne. The Exterran Holdings compensation committee believes these types of agreements are a customary part of executive compensation and, therefore, necessary to attract and retain executive talent. The change of control agreements are structured as “double trigger” agreements. In other words, the change of control alone does not trigger benefits; rather, benefits are paid only if the executive’s employment terminates within 18 months following a change of control. See “Information Regarding Executive Compensation —Potential Payments upon Termination or Change of Control,” below, for a description of the terms of the change of control agreements and the severance benefit agreements, as well as estimates of the potential payouts under those agreements.

The Stock Incentive Plan and the Partnership Plan each permit the accelerated vesting of outstanding equity awards upon a change of control. The award agreements for all awards made under the Stock Incentive Plan, however, provide that, unless a change of control is followed by a qualifying termination, only the portion of the award scheduled to vest within the next 12 months will vest upon the change of control, with the remainder of the award vesting as per the original vesting schedule. See “Information Regarding Executive Compensation —Potential Payments upon Termination or Change of Control,” below, for more information about equity vesting under various circumstances. The Exterran 401(k) Plan provides for accelerated vesting of any unvested Exterran Holdings’ company matching contributions following a change of control.

Other Compensation Programs

Our Named Executive Officers participate in Exterran Holdings’ company-sponsored benefit programs on generally the same basis as Exterran Holdings’ other salaried employees in the country in which they are based. These benefits are designed to provide retirement income and protection against the financial hardship that can result from illness, disability or death.

Retirement Savings Plan

Exterran Holdings’ 401(k) Plan allows certain employees, including our Named Executive Officers who are U.S. citizens, to defer a portion of their eligible salary, up to the Internal Revenue Code (the “Code”) maximum deferral amount, on a pre-tax basis. Participants make contributions to an account maintained by an independent trustee and direct how those contributions are invested. Exterran Holdings matches 100% of a participant’s contribution to a maximum of 1% of his or her annual eligible compensation, plus 50% of the participant’s contribution from 2% to a maximum of 6% of his or her annual eligible compensation. Participants vest in Exterran Holdings’ matching contributions after two years of employment.

Deferred Compensation Plan

Exterran Holdings’ Deferred Compensation Plan (the “Deferred Compensation Plan”) allows certain key employees, including our Named Executive Officers, to defer receipt of their compensation, including up to 100% of their salaries and bonuses, and be credited with Exterran Holdings’ company contributions designed to serve as a make-up for the portion of the employer-matching contribution that cannot be made under the Exterran 401(k) Plan due to Code limits. Participants generally must make elections relating to compensation deferrals and plan distributions in the year preceding that in which the compensation is earned. Contributions to the Deferred Compensation Plan are self-directed investments in the various funds available under the plan. There are thus no interest calculations or earnings measures other than the performance of the investment funds selected by the participant. Participants direct how their contributions are invested and may change these elections at any time, provided that such changes in elections comply with Section 409A of the Code.

Health and Welfare Benefit Plans

Exterran Holdings maintains a standard complement of health and welfare benefit plans for its employees, including our Named Executive Officers, that provide medical, dental and vision benefits, flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance and life insurance coverage. These benefits are generally provided to our Named Executive Officers on the same terms and conditions as they are provided to Exterran Holdings’ other employees.

Perquisites

As in prior years, Exterran Holdings provided limited perquisites during 2012. Our Named Executive Officers were entitled to a taxable benefit of tax preparation and planning services. Certain employees, including Messrs. Miller and Kishkill, who are asked to relocate receive an expatriate compensation package, which generally includes assistance with housing and education expenses and, where applicable, a hardship premium. Exterran Holdings’ company policy prohibits tax gross-ups on perquisites, other than gross-ups provided pursuant to an expatriate tax equalization plan, policy or arrangement.

Other Policies and Considerations

Unit Ownership Requirements

We do not have any policy or guidelines that require specified ownership of our common units by our directors or executive officers or any unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of February 19, 2013, our independent directors collectively held 29,967 common units and 9,819 phantom units with DERs, and our current Named Executive Officers collectively held 44,200 common units and 28,668 phantom units with DERs.

Prohibition on Hedging

Exterran Holdings’ company policy prohibits all employees and directors from entering into any transaction designed to hedge or offset any decrease in the market value of its or our equity securities, including purchasing financial instruments (such as variable forward contracts, equity swaps, collars or exchange funds), or otherwise trading in market options (such as puts or calls), warrants, or other derivative instruments of our equity securities.

Compensation Deduction Limitations

As we are a partnership and not a corporation taxable as such for U.S. federal income tax purposes, we are not subject to the executive compensation tax deductible limitations of Section 162(m) of the Code. However, as Exterran Holdings has an ownership interest in our equity securities, our compensation committee is mindful of the impact that Section 162(m) may have on compensatory deductions passed through to Exterran Holdings.

Compensation Committee Report

The compensation committee of the Exterran GP LLC board of directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

G. Stephen Finley, Chair

James G. Crump

Edmund P. Segner, III

INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table for 2012

The following table shows the compensation paid during the years shown to our Named Executive Officers. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

Name and Title	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)		Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Current Named Executive Officers
D. Bradley Childers, President and Chief Executive Officer	2012	500,000			354,994	(6)	—	(6)	805,000	38,620	1,698,614
	2011	358,900			1,416,260	(6)	1,160,725	(6)	110,250	139,901	3,186,036
	2010	361,015			528,775		258,652		171,500	24,137	1,344,079
David S. Miller, Senior Vice President and Chief Financial Officer	2012	277,845			427,604	(7)	—		270,000	250,792	1,226,241
	2011	266,434			109,992		110,844		49,776	255,088	792,134
	2010	260,323	100,000	(8)	215,515	(9)	193,954	(9)	75,000	273,342	1,118,134
Joseph G. Kishkill, Senior Vice President	2012	343,846			519,406		245,196		370,000	339,414	1,817,862
	2011	340,246			316,269		260,726		95,200	212,803	1,225,244
	2010	340,000			603,781	(10)	333,628	(10)	119,000	233,071	1,629,480
Daniel K. Schlanger, Senior Vice President	2012	348,078			593,611		280,227		455,000	28,862	1,705,778
	2011	325,246			316,269		260,726		113,750	34,507	1,050,498
	2010	331,015			501,287		236,163		125,125	13,544	1,207,134
Donald C. Wayne, Senior Vice President and General Counsel	2012	330,961			546,001		—		360,000	38,585	1,275,547
	2011	306,015			400,022		—		107,019	30,127	843,183

Former Named Executive Officer
J. Michael Anderson, Former Senior Vice President and Chief Financial Officer	2012	95,518			284,119	(11)	—		—	974,323	1,353,960
	2011	365,246			361,348		297,913		—	37,263	1,061,770
	2010	376,592			583,773		303,639		127,750	21,172	1,412,926

(1)                                  The amounts in this column represent base salary amounts earned for the fiscal year. There were 27 bi-weekly pay periods in 2010 and 26 bi-weekly pay periods in each of 2011 and 2012.

(2)                                  The amounts in this column represent the grant date fair value of (a) for 2010, 2011 and 2012, restricted shares of Exterran Holdings common stock, (b) for 2010, Exterran Holdings performance awards and for 2012, 2012 Performance Units, each as finally determined by the Exterran Holdings Compensation Committee following the conclusion of the applicable performance period, and (c) for 2010, 2011 and 2012, our phantom units with DERs. The grant date fair value of these awards was calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”). For a discussion of valuation assumptions, see Note 7 to the Financial Statements and Note 17 to the consolidated financial statements in Exterran Holdings’ Annual Report on Form 10-K for the year ended December 31, 2012.

(3)                                  The amounts in this column represent the grant date fair value of options to purchase Exterran Holdings common stock, calculated in accordance with ASC 718. For a discussion of valuation assumptions, see Note 17 to the consolidated financial statements within Exterran Holdings’ Annual Report on Form 10-K for the year ended December 31, 2012.

(4)                                  The amounts in this column represent cash payments under the 2012, 2011 and 2010 Incentive Programs, which covered the compensation measurement and performance years ended December 31, 2012, 2011 and 2010, respectively, and which are paid during the first quarter of the year following the performance year.

(5)                                  The amounts in this column for 2012 include the following:

Name	401(k) Plan Company Contribution ($)(a)	Deferred Compensation Plan Company Contribution ($)(b)	Tax Preparation and Planning Services ($)	DERs ($)(c)	Other ($)		Total ($)
Current Named Executive Officers
D. Bradley Childers	8,575	2,976	5,000	22,069	—		38,620
David S. Miller	9,571	—	500	21,387	219,334	(d)	250,792
Joseph G. Kishkill	—	—	500	15,821	323,093	(e)	339,414
Daniel K. Schlanger	5,731	5,078	5,000	12,303	750		28,862
Donald C. Wayne	8,575	2,195	3,500	7,565	16,750	(f)	38,585
Former Named Executive Officer
J. Michael Anderson	8,423	3,168	—	23,382	939,350	(g)	974,323

(a)           Executives could contribute up to 25% (subject to Code limits) of their salary to Exterran Holdings’ 401(k) Plan. The amounts shown represent Exterran Holdings’ matching contributions for 2012.

(b)          Eligible executive officers could contribute up to 100% of their base pay and bonus to Exterran Holdings’ Deferred Compensation Plan, which Exterran Holdings matched for 2012 to a maximum of 3.5% of the executive’s annual eligible compensation, less Exterran Holdings’ matching contributions to the executive’s 401(k) account.

(c)           Represents a cash payment pursuant to DERs payable upon vesting of our phantom units.

(d)          Represents Mr. Miller’s expatriate benefits for the portion of 2012 he was located in Dubai, prior to his return to the U.S. to assume the role of Senior Vice President and Chief Financial Officer, including $67,611 for a residential allowance, $76,195 for tax equalization payments related to Mr. Miller’s employment in Dubai and $59,919 for reimbursement of moving and storage expenses associated with Mr. Miller’s relocation to the U.S.

(e)           Represents Mr. Kishkill’s annual expatriate benefits, including $92,458 for a residential allowance, $25,012 for a travel allowance reimbursement, $125,780 for tax equalization payments related to Mr. Kishkill’s employment in Dubai and a $40,000 annual expatriate payment for miscellaneous expenses related to living abroad.

(f)            Includes a one-time discretionary cash payment by Exterran Holdings of $15,000.

(g)           Represents cash payments of $286,650 and $652,700 made by Exterran Holdings in connection with the terms of Mr. Anderson’s retention agreement and severance benefit agreement, respectively, with Exterran Holdings.

(6)                                  Mr. Childers did not receive an LTI Award (other than the 2012 Performance Units) in 2012. The 2011 amounts for Mr. Childers include his 2011 LTI Award, awarded in March 2011, and his 2012 LTI Award, awarded on an advanced basis in December 2011 upon his appointment as Exterran Holdings’ and our President and Chief Executive Officer.

(7)                                  Includes a one-time grant in recognition of Mr. Miller’s assumption of the role of Senior Vice President and Chief Financial Officer in 2012.

(8)                                  Represents a discretionary cash bonus awarded in recognition of Mr. Miller’s assumption of the role of Vice President and Chief Financial Officer, Eastern Hemisphere of EESLP in 2010.

(9)                                  Includes a one-time grant in recognition of Mr. Miller’s assumption of the role of Vice President and Chief Financial Officer, Eastern Hemisphere of EESLP in 2010.

(10)                            Includes a one-time LTI Award to Mr. Kishkill following his appointment as President, Eastern Hemisphere of EESLP in late 2009.

(11)                            Represents the fair value associated with the following awards that accelerated and vested on Mr. Anderson’s termination date under the terms of his severance benefit agreement with Exterran Holdings, in each case calculated in accordance with ASC 718.

Exterran Holdings Restricted Stock	Exterran Holdings 2010 Performance Shares	Phantom Units
$118,820	$126,584	$38,715

Grants of Plan-Based Awards for 2012

The following table shows the short- and long-term incentive plan awards granted to the Named Executive Officers in 2012. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)		Options (#)		Awards ($/SH)	Awards ($)(3)
Current Named Executive Officers
D. Bradley Childers		0	500,000	1,000,000
	3/04/2012				0	17,409	34,818						249,993
David S. Miller		0	138,923	277,846
	3/04/2012				0	4,178	6,267						59,996
	3/04/2012							14,624	(4)				210,001
	3/02/2012							1,266	(6)				30,004
	4/02/2012							4,523	(6)				100,004
Joseph G. Kishkill		0	240,692	481,384
	3/04/2012				0	9,749	14,624						139,996
	3/04/2012							17,061	(4)				244,996
	3/04/2012									42,717	(5)	14.36	245,196
	3/02/2012							2,954	(6)				70,010
Daniel K. Schlanger		0	243,655	487,310
	3/04/2012				0	11,142	16,713						159,999
	3/04/2012							19,499	(4)				280,006
	3/04/2012									48,820	(5)	14.36	280,227
	3/02/2012							3,376	(6)				80,011
Donald C.Wayne		0	215,125	430,250
	3/04/2012				0	6,964	10,446						100,003
	3/04/2012							24,373	(4)				349,996
	3/02/2012							2,110	(6)				50,007
Former Named Executive Officer
J. Michael Anderson		—	—	—
					—	—	—	—					—

(1)                       The amounts in these columns show the range of potential payouts under the 2012 Incentive Program. The actual payouts under the plan were determined in February 2013 and are expected to be paid in March 2013, as shown in the Summary Compensation Table for 2012, above.

(2)                       The amounts in these columns show the range of potential payouts of 2012 Performance Units awarded as part of the 2012 LTI Award. “Target” is the number of 2012 Performance Units awarded. “Threshold” is the lowest possible payout (0% of the grant), and “Maximum” is the highest possible payout (150% of the grant or 200% of the grant for Mr. Childers). See “Long-Term Incentive Compensation—2012 Performance Units” for a description of the 2012 Performance Units.

(3)                       The grant date fair value of 2012 Performance Units, Exterran Holdings restricted stock, Exterran Holdings stock option awards and our phantom units is calculated in accordance with ASC 718. 2012 Performance Units are shown at target value.

(4)                       Restricted stock awarded under the Exterran Holdings Stock Incentive Plan that vests one-third per year over a three-year period, subject to continued employment through each vesting date.

(5)                       Stock options awarded under the Exterran Holdings Stock Incentive Plan that vest one-third per year over a three-year period, subject to continued employment through each vesting date.

(6)                       Phantom units with DERs awarded under the Partnership Plan that vest one-third per year over a three-year period, subject to continued employment through each vesting date.

Outstanding Equity Awards at Fiscal Year-End for 2012

The following table shows our Named Executive Officers’ equity awards and equity-based awards outstanding at December 31, 2012. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($)
Current Named Executive Officers
D. Bradley Childers	25,000			16.71	03/10/2013
	20,000			30.07	04/30/2014
	30,720			67.30	03/04/2015
	17,000			38.15	03/09/2015
	20,000			43.39	03/03/2016
	52,184			16.14	03/04/2016
	19,798	9,898	(1)	22.75	02/28/2017
	10,871			75.27	06/12/2017
	10,384	20,766	(2)	22.82	03/04/2018	70,117	(3)	1,536,965	(4)	9,342	(5)	204,777	(4)
	73,530	147,058	(6)	10.21	12/12/2018	8,432	(7)	170,917	(8)	24,721	(9)	541,884	(4)
David S. Miller	15,089			22.15	02/02/2016
	7,230	3,616	(1)	22.75	02/28/2017
	7,712	3,856	(10)	22.57	08/12/2017	20,699	(3)	453,722	(4)
	4,414	8,829	(2)	22.82	03/04/2018	6,095	(7)	123,546	(8)	6,100	(9)	133,712	(4)
Joseph G. Kishkill	6,667			16.71	03/10/2013
	6,000			30.07	04/30/2014
	3,715			78.25	08/20/2014
	3,920			67.30	03/04/2015
	2,000			38.15	03/09/2015
	3,200			43.39	03/03/2016
	52,184			16.14	03/04/2016
	25,536	12,768	(1)	22.75	02/28/2017
	1,208			75.27	06/12/2017
	10,384	20,766	(2)	22.82	03/04/2018	29,511	(3)	646,881	(4)	9,342	(5)	204,777	(4)
		42,717	(11)	14.36	03/04/2019	5,136	(7)	104,107	(8)	14,234	(9)	312,009	(4)
Daniel K. Schlanger	21,690			67.30	03/04/2015
	37,274			16.14	03/04/2016
	18,076	9,038	(1)	22.75	02/28/2017
	7,247			75.27	06/12/2017
	10,384	20,766	(2)	22.82	03/04/2018	30,520	(3)	668,998	(4)	9,342	(5)	204,777	(4)
		48,820	(11)	14.36	03/04/2019	5,486	(7)	111,201	(8)	16,267	(9)	356,573	(4)
Donald C. Wayne	18,070			67.30	03/04/2015
	22,364			16.14	03/04/2016
	11,190	5,595	(1)	22.75	02/28/2017	37,034	(3)	811,785	(4)
	4,831			75.27	06/12/2017	3,519	(7)	71,330	(8)	10,167	(9)	222,861	(4)
Former Named Executive Officer
J. Michael Anderson	—	—				—		—		—		—

(1)                  Stock options awarded under the Exterran Holdings Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2011, subject to continued employment through each vesting date, with a term of seven years following the grant date.

(2)                  Stock options awarded under the Exterran Holdings Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2012, subject to continued employment through each vesting date, with a term of seven years following the grant date.

(3)                  Restricted stock awarded under the Exterran Holdings Stock Incentive Plan that vests at the rate of one-third per year beginning on the initial vesting date shown below, subject to continued employment through each vesting date.

Name	Unvested Shares	Initial Vesting Date
D. Bradley Childers	3,791 7,560 58,766	03/04/2011 03/04/2012 12/12/2012
David S. Miller	1,384 1,477 3,214 14,624	03/04/2011 08/12/2011 03/04/2012 03/04/2013
Joseph G. Kishkill	4,890 7,560 17,061	03/04/2011 03/04/2012 03/04/2013
Daniel K. Schlanger	3,461 7,560 19,499	03/04/2011 03/04/2012 03/04/2013
Donald C. Wayne	2,143 10,518 24,373	03/04/2011 03/04/2012 03/04/2013

(4)                  Based on the market closing price of Exterran Holdings common stock on December 31, 2012 ($21.92).

(5)                  Performance shares awarded under the Exterran Holdings Stock Incentive Plan that vest on March 4, 2013, subject to continued employment through the vesting date.

(6)                  Stock options awarded under the Exterran Holdings Stock Incentive Plan that vest at the rate of one-third per year beginning on December 12, 2012, subject to continued employment through each vesting date, with a term of seven years following the grant date.

(7)                  Phantom units with DERs awarded under the Partnership Plan that vest at the rate of one-third per year beginning on the initial vesting date shown below, subject to continued employment through each vesting date.

Name	Unvested Units	Initial Vesting Date
D. Bradley Childers	837 1,345 6,250	03/04/2011 03/04/2012 12/12/2012
David S. Miller	306 1,266 4,523	03/04/2011 03/04/2013 04/02/2013
Joseph G. Kishkill	837 1,345 2,954	03/04/2011 03/04/2012 03/04/2013
Daniel K. Schlanger	765 1,345 3,376	03/04/2011 03/04/2012 03/04/2013
Donald C. Wayne	473 936 2,110	03/04/2011 03/04/2012 03/04/2013

(8)                  Based on the market closing price of our common units on December 31, 2012 ($20.27).

(9)                  Performance units awarded under the Exterran Holdings Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2013, subject to continued employment through each vesting date. Amounts shown are the actual number of units awarded, as finally determined by the Exterran Holdings Compensation Committee following the conclusion of the performance period.

(10)             Stock options awarded under the Exterran Holdings Stock Incentive Plan that vest at the rate of one-third per year beginning on August 12, 2011, subject to continued employment through each vesting date, with a term of seven years following the grant date.

(11)             Stock options awarded under the Exterran Holdings Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2013, subject to continued employment through each vesting date, with a term of seven years following the grant date.

Option Exercises and Stock Vested for 2012

The following table shows the value realized by the Named Executive Officers upon stock option exercises and stock award vesting during 2012. The value realized upon vesting represents the total value to each Named Executive Officer and does not represent the amount allocated to us.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares and Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Current Named Executive Officers
D. Bradley Childers	—	—	50,098	989,400
David S. Miller	—	—	8,350	162,264
Joseph G. Kishkill	4,667	13,674	18,688	301,180
Daniel K. Schlanger	—	—	14,756	238,683
Donald C. Wayne	—	—	11,988	188,950
Former Named Executive Officer
J. Michael Anderson	—	—	40,107	612,580

(1)                                 Includes Exterran Holdings restricted stock and our phantom units with DERs that vested during 2012.

(2)                                 The value realized for vested awards was determined by multiplying the fair market value of the Exterran Holdings restricted stock (market closing price of Exterran Holdings common stock on the vesting date) or our phantom units (market closing price of our common units on the vesting date) by the number of shares or units that vested. Shares and units vested on various dates throughout the year; therefore, the value listed represents the aggregate value of all shares and units that vested for each Named Executive Officer in 2012.

Nonqualified Deferred Compensation for 2012

The following table shows the Named Executive Officers’ compensation under Exterran Holdings’ nonqualified deferred compensation plan for 2012. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Current Named Executive Officers
D. Bradley Childers	—	2,976	23,899	—	165,331
David S. Miller	—	—	24	—	1,515
Joseph G. Kishkill	—	—	—	—	—
Daniel K. Schlanger	—	5,078	465	—	61,823
Donald C. Wayne	—	2,195	1,476	—	40,727
Former Named Executive Officer
J. Michael Anderson	—	—	17,024	173,114	—

(1)                                 The amounts in this column represent Exterran Holdings’ contributions to each Named Executive Officer’s Deferred Compensation Plan account earned in 2012 but paid in the first quarter of 2013. These amounts are included in “All Other Compensation” in the Summary Compensation Table for 2012, above, but are not included in “Aggregate Balance at Last Fiscal Year End.”

Potential Payments upon Termination or Change of Control

Severance Benefit Agreements

Exterran Holdings has entered into severance benefit agreements with each of our Named Executive Officers. Each such agreement provides that if the executive’s employment is terminated by Exterran Holdings without cause or by him with good reason at any time on or before August 15, 2013, he will receive a lump sum payment in cash on the 35th day after the date of termination equal to:

•                  the sum of his annual base salary then in effect and his target annual incentive bonus opportunity for the termination year; and

•                  his target annual incentive bonus opportunity for the termination year, prorated to the termination date, multiplied by the greater of 50% or the actual performance percentage achieved as of the termination date under Exterran Holdings’ annual short term incentive plan then in effect.

In addition, the executive will be entitled to:

•                  the vesting as of the termination date of his outstanding unvested restricted stock, restricted stock units and 2010 performance shares granted under the Exterran Holdings Stock Incentive Plan that were scheduled to vest within 12 months following the termination date;

•                  the vesting as of the termination date of his outstanding phantom units granted under the Partnership Plan that were scheduled to vest within 12 months following the termination date; and

•                  continued coverage under Exterran Holdings’ medical benefit plans for him and his eligible dependents for up to one year following the termination date.

Each executive’s entitlement to the payments and benefits under his severance benefit agreement is subject to his execution of a waiver and release for Exterran Holdings’ benefit.

Change of Control Agreements

Exterran Holdings has entered into change of control agreements with each of Messrs. Childers, Kishkill, Schlanger and Wayne. Each such agreement provides that if the executive’s employment is terminated by Exterran Holdings other than for cause, death or disability, or by the executive for good reason (in each case, a “Qualifying Termination”), within 18 months following a change of control (as defined in the change of control agreements), he will receive a cash payment within 60 days after the termination date equal to:

•                  his earned but unpaid base salary through the termination date, plus the target annual incentive bonus that would be payable to him for that year prorated to the termination date, plus any earned but unpaid annual bonus for the prior year, plus any portion of his earned but unused vacation pay for that year;

•                  two times (three times in the case of Mr. Childers) his current annual base salary plus two times (three times in the case of Mr. Childers) his target annual incentive bonus opportunity for that year; and

•                  two times the total of the Exterran Holdings contributions that would have been credited to him under the Exterran 401(k) Plan and any other deferred compensation plan had he made the required amount of elective deferrals or contributions during the 12 months immediately preceding the termination month.

In addition, the executive will be entitled to:

•                  any amount previously deferred, or earned but not paid, by him under the incentive and nonqualified deferred compensation plans or programs as of the termination date;

•                  continued coverage under Exterran Holdings’ medical benefit plans for him and his eligible dependents for up to two years following the termination date;

•                  the vesting of all his unvested stock options, restricted stock, restricted stock units or other stock-based awards, and all common units, unit appreciation rights, unit awards or other unit-based awards and all cash-based incentive awards; and

•                  for each of Messrs. Schlanger and Wayne (whose change of control agreements predate Exterran Holdings’ policy to no longer include tax gross-ups in such agreements), an additional gross-up payment if a payment or distribution we make to him or for his benefit is subject to a federal excise tax.

In exchange for any payment under his change of control agreement, each executive would agree not to, for two years following his termination, (1) disclose Exterran Holdings’ confidential information, (2) employ or seek to employ any of Exterran Holdings’ key employees or encourage any key employee to terminate employment with Exterran Holdings or (3) engage in a competitive business.

In early 2009, the Exterran Holdings Compensation Committee established a policy prohibiting tax gross-ups on income attributable to future change of control agreements and other executive benefit agreements, and no such agreement entered into since has included this provision. As an example, upon his promotion to President and Chief Executive Officer in December 2011, Mr. Childers’ previous change of control agreement with Exterran Holdings, which predated the policy change and thus provided for tax gross-ups, was replaced with a new change of control agreement that does not provide for tax gross-ups. Currently, Messrs. Schlanger and Wayne are our only Named

Executive Officers with change of control agreements that provide for tax gross-ups, because their change of control agreements predate this policy change and have not been materially amended since the policy was adopted.

Vesting of Equity-Based Incentives upon a Change of Control

The Exterran Holdings award agreements for all stock options, restricted stock, restricted stock units and 2012 Performance Units provide that, in the case of a change of control that is not followed by a Qualifying Termination, only the portion of the award scheduled to vest within the next 12 months will vest upon the change of control, with the remainder of the award vesting as per the original vesting schedule. Any Exterran Holdings 2010 performance shares vest only upon a Qualifying Termination following a change of control.

Under the Partnership Plan, upon a change of control (as defined in the Partnership Plan), all phantom units (including the related DERs) and unit options automatically vest and become payable or exercisable. Vesting is automatic, regardless of whether employment is terminated. We believe this approach is consistent with the long-term incentive plans of other publicly-traded partnerships, reflecting their relatively unique situations as controlled publicly-traded entities with few of their own officers or employees.

Payments Made Under Mr. Anderson’s Severance Benefit Agreement and Retention Agreement

Under the terms of his severance benefit agreement with Exterran Holdings, as amended, upon his departure on April 2, 2012, Mr. Anderson was entitled to (i) a lump sum cash severance payment of $652,700, (ii) vesting of his outstanding Exterran Holdings restricted stock, Exterran Holdings 2010 performance shares and our phantom units that were scheduled to vest within 12 months following the termination date, and (iii) for up to one year following termination, continued coverage under Exterran Holdings’ medical benefit plans for him and his family. Additionally, under the terms of his retention agreement with Exterran Holdings, upon completing his obligation under the agreement to continue serving as our Chief Financial Officer through March 30, 2012, Mr. Anderson was entitled to a lump sum cash severance payment of $286,650. These severance and retention payments and benefits are further described in the Summary Compensation Table for 2012, above.

Potential Payments upon Termination or Change of Control

The following tables show the potential payments to the Named Executive Officers upon a theoretical termination of employment or change of control occurring on December 31, 2012. The amounts shown assume an Exterran Holdings common stock value of $21.92 per share and a Partnership common unit value of $20.27 per unit (the December 31, 2012 market closing prices, respectively). The actual amount paid out to an executive upon an actual termination or change of control can only be determined at the time of such event.

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
D. Bradley Childers
Cash Severance	—	1,250,000	(3)	—	3,500,000	(4)
Stock Options (5)	1,722,049	—		861,025	1,722,049
Restricted Stock (6)	1,536,965	810,010		810,010	1,536,965
Phantom Units (7)	192,505	106,970		192,505	192,505
Performance Awards (8)	746,661	204,777		180,621	746,661
Other Benefits (9)	—	13,104		—	86,426
Total Pre-Tax Benefit	4,198,180	2,384,861		2,044,161	7,784,606

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
David S. Miller
Cash Severance	—	488,385	(3)	—	—
Stock Options (5)	—	—		—	—
Restricted Stock (6)	453,722	204,777		204,777	453,722
Phantom Units (7)	133,898	49,858		133,898	133,898
Performance Awards (8)	133,712	—		44,563	133,712
Other Benefits (9)	—	13,416		—	—
Total Pre-Tax Benefit	721,332	756,436		383,238	721,332

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
Joseph G. Kishkill
Cash Severance	—	706,038	(3)	—	1,412,077	(4)
Stock Options (5)	322,941	—		107,647	322,941
Restricted Stock (6)	646,881	314,684		314,684	646,881
Phantom Units (7)	117,643	58,822		117,643	117,643
Performance Awards (8)	516,786	204,777		104,010	516,786
Other Benefits (9)	—	13,151		—	75,094
Total Pre-Tax Benefit	1,604,251	1,297,472		643,984	3,091,422

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
Daniel K. Schlanger
Cash Severance	—	720,483	(3)	—	1,440,964	(4)
Stock Options (5)	369,079	—		123,024	369,079
Restricted Stock (6)	668,998	301,181		301,181	668,998
Phantom Units (7)	124,991	60,051		124,991	124,991
Performance Awards (8)	561,349	204,777		118,850	561,349
Other Benefits (9)	—	13,320		—	103,048
Tax Gross-ups	—	—		—	—
Total Pre-Tax Benefit	1,724,417	1,269,812		668,046	3,268,429

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
Donald C. Wayne
Cash Severance	—	660,687	(3)	—	1,321,375	(4)
Stock Options (5)	—	—		—	—
Restricted Stock (6)	811,785	340,330		340,330	811,785
Phantom Units (7)	80,251	38,532		80,251	80,251
Performance Awards (8)	222,861	—		74,287	222,861
Other Benefits (9)	—	13,104		—	103,752
Tax Gross-ups	—	—		—	—
Total Pre-Tax Benefit	1,114,897	1,052,653		494,868	2,540,024

(1)                                 “Disability” is defined in our form of award agreement for phantom units and in Exterran Holdings’ Stock Incentive Plan for all other equity awards.

(2)                                 “Cause” and “Good Reason” are defined in the severance benefit agreements.

(3)                                 If the executive had been terminated without Cause or resigned with Good Reason on December 31, 2012, under his severance benefit agreement his cash severance would consist of (i) the sum of his base salary and his target annual incentive bonus for 2012, (ii) plus his target annual incentive bonus for 2012 multiplied by the greater of 50% or the actual performance percentage achieved under the 2012 Incentive Program.

(4)                                 If the executive had been subject to a Change of Control followed by a Qualifying Termination on December 31, 2012, under his change of control agreement his cash severance would consist of (i) two times (three times for Mr. Childers) the sum of his base salary and his target annual incentive bonus for 2012, (ii) plus his target annual incentive bonus for 2012.

(5)                                 The amounts in this row represent the value of unvested, in-the-money options to purchase Exterran Holdings common stock, based on the December 31, 2012 market closing price of Exterran Holdings common stock.

(6)                                 The amounts in this row represent the value of unvested Exterran Holdings restricted stock, based on the December 31, 2012 market closing price of Exterran Holdings common stock.

(7)                                 The amounts in this row represent the value of unvested phantom units (including the related DERs), based on the December 31, 2012 market closing price of our common units.

(8)                                 The amounts in this row represent the value of unvested Exterran Holdings performance awards, based on the December 31, 2012 market closing price of Exterran Holdings common stock.

(9)                                 The amounts in this row represent each Named Executive Officer’s right to the payment of (i) medical benefit premiums for a one-year period in the event of a termination without Cause or voluntary resignation for Good Reason, or (ii) medical benefit premiums and the 401(k) Plan and deferred compensation plan Exterran Holdings contributions for a two-year period in the event of a change of control followed by a Qualifying Termination, as applicable (for Messrs. Schlanger and Wayne, this amount includes a gross-up with respect to 401(k) Plan and deferred contribution plan company contributions to account for any federal or state taxes due on such amounts).

Director Compensation

Retainers and Fees

Only the independent members of our board of directors receive compensation for their service as directors. Messrs. Childers, Austin, Miller and Schlanger, who are also our executive officers, serve on the board of directors but receive no compensation for such service. As reflected in the table below, during 2012, each non-employee director received an annual cash retainer, as well as a payment for each meeting attended. The chairs of the audit committee, compensation committee and conflicts committee each received an additional retainer for their services. All retainers are paid in equal quarterly installments.

	Applicability
Description of Remuneration	Annual Amount (except with respect to meeting fees)	Mr. Crump	Mr. Finley	Mr. Segner
Base Retainer	$35,000	Ö	Ö	Ö
Other Retainers:
Audit Committee Chairman	$10,000	Ö
Conflicts Committee Chairman	$5,000	Ö
Compensation Committee Chairman	$5,000		Ö
Attendance Fee (per in-person meeting attended and per telephonic meeting attended by the Committee Chairman)	$1,500	Ö	Ö	Ö
Attendance Fee (per telephonic meeting attended)	$500	Ö	Ö	Ö

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

Total Compensation

The following table shows the total compensation paid to each non-employee director during 2012.

Name	Fees Earned in Cash ($)	Unit Awards ($)(1)	DERs ($)	Total ($)
James G. Crump	84,000	49,991	6,492	140,483
G. Stephen Finley	75,000	49,991	6,492	131,483
Edmund P. Segner, III	68,000	49,991	6,492	124,483

(1)                                         Represents the grant date fair value of our phantom units, calculated in accordance with ASC 718.

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

Our compensation committee conducted a similar assessment, with input from our executive management, and determined, based on the same considerations discussed above in relation to Exterran Holdings’ risk assessment, that Exterran Holdings’ and our compensation policies do not create risks that are reasonably likely to have a material adverse effect on us.

Compensation Committee Interlocks and Insider Participation

Messrs. Finley, Crump and Segner served on our compensation committee during 2012. There are no matters relating to interlocks or insider participation that we are required to report.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to the compensation plans under which our common units are authorized for issuance, aggregated as follows:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders(1)	—	(2)	—	835,512
Total	—		—	835,512

(1)                  For more information about our Long-Term Incentive Plan, which did not require approval by our unitholders, please read Item 11 (“Executive Compensation — Compensation Discussion and Analysis — Other Compensation Programs — Exterran Partners Long Term Incentive Plan”) of this report.

(2)                  Does not include 63,884 phantom units outstanding as of December 31, 2012. Upon vesting, phantom units are payable in common units or cash, at the discretion of our compensation committee.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 19, 2013, with respect to persons known to us to be the beneficial owners of more than five percent of our outstanding limited partner units. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.

Name and Address of Beneficial Owner	Common Units Beneficially Owned	Percent of Common Units Beneficially Owned(1)
OppenheimerFunds, Inc.(2) Two World Financial Center 225 Liberty Street New York, NY 10281	2,310,391	6%
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(3) 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	5,169,483	12%
Exterran Holdings, Inc. 16666 Northchase Drive Houston, TX 77060	12,495,391	30%

(1)         As a percentage of the total limited partner interest. When taking into consideration the 2% general partner interest, the percentages reflected in this column are 5%, 12% and 31% (including the general partner interest), respectively.

(2)         Based solely on a review of the Schedule 13G jointly filed by OppenheimerFunds, Inc. on February 14, 2013.

(3)         Based solely on a review of the Schedule 13G/A jointly filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne on January 10, 2013.

Security Ownership of Management

The following table sets forth information as of February 19, 2013, with respect to our common units beneficially owned by Exterran GP LLC’s directors, Named Executive Officers and all of our current directors and executive officers as a group. Each beneficial owner has sole voting and investment power with respect to all the units attributed to him.

Name of Beneficial Owner	Units Owned Directly	Phantom Units(1)	Total Ownership	Percent of Class
Named Executive Officers
D. Bradley Childers	7,701	1,510	9,211		*
David S. Miller	13,542	2,236	15,778		*
J. Michael Anderson	13,559	—	13,559		*
Joseph G. Kishkill	5,983	2,495	8,478		*
Daniel K. Schlanger	13,433	2,564	15,997		*
Donald C. Wayne	3,541	1,645	5,186		*
Directors
William M. Austin	2,726		2,726		*
James G. Crump	10,921	—	10,921		*
G. Stephen Finley	13,528	—	13,528		*
Edmund P. Segner, III	5,518	—	5,518		*
All current directors and executive officers as a group (11 persons)	79,823	11,946	91,769		*

*                          Less than 1%

(1)                  Only includes phantom units that vest within 60 days of February 19, 2013.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Distributions and Payments to Our General Partner and its Affiliates

As of December 31, 2012, Exterran and its subsidiaries owned 12,495,391 common units, which constitutes 30% of the limited partner interest in us, and 858,583 general partner units, which constitute the entire 2% general partner interest in us. Exterran Holdings is, therefore, a “related person” relative to us under SEC regulations, and we believe that Exterran Holdings has and will continue to have a direct and indirect material interest in its various transactions with us.

The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the ongoing operation of Exterran Partners, L.P.

Distributions of available cash to our general partner and its affiliates

We generally make cash distributions of 98% to our unitholders on a pro rata basis, including our general partner and its affiliates, as the holders of 12,495,391 common units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, then our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

During the year ended December 31, 2012, our general partner and its affiliates received aggregate distributions of approximately $5.8 million on their general partner units, including distributions on our general partner’s incentive distribution rights, and $25.0 million on their limited partner units. On February 14, 2013, our general partner and its affiliates received a quarterly distribution with respect to the period from October 1, 2012 to December 31, 2012, of approximately $1.7 million on their general partner units, including distributions on our general partner’s incentive distribution rights, and $6.4 million on their common units.

Payments to our general partner and its affiliates

Subject to certain caps, we reimburse Exterran Holdings and its affiliates for the payment of all direct and indirect expenses incurred on our behalf. For further information regarding the reimbursement of these expenses, please read “— Omnibus Agreement” below.

Pursuant to the terms of our Omnibus Agreement (as described below), we reimburse Exterran Holdings for (1) allocated expenses of operational personnel who perform services for our benefit, (2) direct costs incurred in operating and maintaining our business and (3) allocated SG&A expenses. Our general partner does not receive any compensation for managing our business. Our general partner and its affiliates are reimbursed for all expenses incurred on our behalf, including the compensation of employees of Exterran Holdings that perform services on our behalf. These expenses include all expenses necessary or appropriate to the conduct of our business and that are allocable to us. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Except as provided in the Omnibus Agreement, there is no cap on the amount that may be paid or reimbursed to our general partner or its affiliates for compensation or expenses incurred on our behalf.

March 2012 Contract Operations Acquisition

In March 2012, we acquired from Exterran Holdings contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us. The acquired assets also included 139 compressor units, comprising approximately 75,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 10 million cubic feet per day that we use to provide processing services. At the acquisition date, the acquired fleet assets had a net book value of $149.5 million, net of accumulated depreciation of $67.0 million. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs. In connection with this acquisition, we assumed $105.4 million of Exterran Holdings’ long-term debt and paid $77.4 million in cash to Exterran Holdings.

Omnibus Agreement

We are party to an Omnibus Agreement with Exterran Holdings, our general partner, and others, which is described below. The Omnibus Agreement (other than the indemnification obligations described below under “— Indemnification for Environmental and Related Liabilities”) will terminate upon a change of control of our general partner or the removal or withdrawal of our general partner, and certain provisions will terminate upon a change of control of Exterran Holdings.

Non-competition

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings has agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations service customers of Exterran Holdings. Compression services include natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service, gas processing operations services and operating, maintenance, service, repairs or overhauls of compression equipment owned by third parties. In addition, under the Omnibus Agreement, we have agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also our contract operations service customers.

Some of our customers are also Exterran Holdings’ contract operations services customers, which we refer to as overlapping customers. We and Exterran Holdings have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the most recent amendment to the Omnibus Agreement, each being referred to as a “Partnership site” or “Exterran site.” Pursuant to the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership site or an Exterran site, whether in addition to or in replacement of the equipment existing at such site on the date of the most recent amendment to the Omnibus Agreement, we may be entitled to provide contract operations services if such overlapping customer is a previously specified customer of ours (a “Partnership overlapping customer”), and Exterran Holdings will be entitled to provide such contract operations services if such overlapping customer is a previously specified customer of Exterran Holdings (an “Exterran overlapping customer”). Additionally, any additional contract operations services provided to a Partnership overlapping customer will be provided by us and any additional services provided to an Exterran overlapping customer will be provided by Exterran Holdings.

Exterran Holdings also has agreed that new customers for contract compression services (neither our customers nor customers of Exterran Holdings for U.S. contract compression services, except customers of Exterran Holdings who became customers only as a result of taking over a lease from a pre-existing Exterran Holdings customer) are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with us, then Exterran Holdings may provide compression services to the new customer. In the event that either we or Exterran Holdings enter into a contract to provide compression services to a new customer, either we or Exterran Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Exterran Holdings at the time of entry into the Omnibus Agreement.

The non-competition arrangements described above do not apply to:

•          our provision of contract compression services to a particular Exterran Holdings customer or customers, with approval of Exterran Holdings;

•          Exterran Holdings’ provision of contract compression services to a particular customer or customers of ours, with the approval of the conflicts committee of our board of directors;

•          our purchase and ownership of not more than five percent of any class of securities of any entity which provides contract compression services to Exterran Holdings’ contract compression services customers;

•          Exterran Holdings’ purchase and ownership of not more than five percent of any class of securities of any entity that provides contract compression services to our contract compression services customers;

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

•          Exterran Holdings’ acquisition, ownership and operation of any business that provides contract compression services to our contract operations services customers if we have been offered the opportunity to purchase the business for its fair market value from Exterran Holdings and we decline to do so with the concurrence of the conflicts committee of our board of directors. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, Exterran Holdings will agree not to provide contract operations services to our customers that are also customers of the acquired business at the sites at which we are providing contract operations services to them at the time of the acquisition; or

•          a situation in which one of our customers (or its applicable business) and an Exterran Holdings customer (or its applicable business) merge or are otherwise combined, in which case, we and Exterran Holdings may continue to provide contract operations services to the applicable combined entity or business without being in violation of the non-competition provisions, but Exterran Holdings and the conflicts committee of our board of directors must negotiate in good faith to implement procedures or such other arrangements, as necessary, to protect the value to Exterran Holdings and us of the business of providing contract operations services to each such customer or its applicable business.

Unless the Omnibus Agreement is terminated earlier due to a change of control of Exterran GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2013 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

Indemnification for Environmental and Other Liabilities

Under the Omnibus Agreement, Exterran Holdings has agreed to indemnify us, for a three-year period following each applicable asset acquisition from Exterran Holdings, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the acquired assets that occur before the acquisition date. Exterran Holdings’ maximum liability for environmental indemnification obligations under the Omnibus Agreement cannot exceed $5.0 million, and Exterran Holdings will not have any obligation under the environmental or any other indemnification until our aggregate losses exceed $250,000. Exterran Holdings will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify Exterran Holdings against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Exterran Holdings is not required to indemnify us.

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-acquisition operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the year ended December 31, 2012, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Exterran Holdings

The Omnibus Agreement permits us to purchase newly fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the year ended December 31, 2012, we purchased $109.9 million of new compression equipment from Exterran Holdings.

Transfer, Exchange or Lease of Compression Equipment with Exterran Holdings

If Exterran Holdings determines in good faith that we or Exterran Holdings’ contract operations services business need to transfer, exchange or lease compression equipment between Exterran Holdings and us, the Omnibus Agreement permits such equipment to be transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it, (2) agree to lease such compression equipment from the transferor or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. Unless the Omnibus Agreement is terminated earlier as discussed above, the transfer of compression equipment provisions described above will terminate on December 31, 2013.

During the year ended December 31, 2012, as permitted under the Omnibus Agreement, we transferred ownership of 538 compressor units, totaling approximately 229,800 horsepower with a net book value of approximately $96.2 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership to us of 488 compressor units, totaling approximately 148,800 horsepower with a net book value of approximately $72.0 million. During the year ended December 31, 2012, we recorded capital distributions of approximately $24.2 million related to the differences in net book value on the compression equipment that was exchanged with us. No customer service agreements were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, Exterran Holdings paid us a nominal amount for the difference in fair value of the equipment in connection with the transfer.

For the year ended December 31, 2012, we had revenue of $0.8 million from Exterran Holdings related to the lease of our compression equipment and cost of sales of $9.0 million with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

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

Costs incurred by Exterran Holdings directly attributable to us are charged to us in full. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among us and Exterran Holdings’ other operations. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense for the year ended December 31, 2012 was $43.2 million of indirect costs incurred by Exterran Holdings.

Exterran Holdings has agreed that, for a period that will terminate on December 31, 2013, our obligation to reimburse Exterran Holdings for (1) any cost of sales that it incurs in the operation of our business will be capped at an amount equal to $21.75 per operating horsepower per quarter (after taking into account any such costs that we incur and pay directly) and (2) any SG&A costs allocated to us will be capped at $10.5 million per quarter (after taking into account any such costs that we incur and pay directly). These caps may be subject to increases in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the year ended December 31, 2012, our cost of sales exceeded the cap by $16.6 million, and our SG&A expenses exceeded the cap by $8.2 million. The excess amount over the cap is being accounted for as a capital contribution.

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

Review, Approval or Ratification of Transactions with Related Persons

Our Code of Business Conduct requires all employees, officers and directors of our general partner, its subsidiaries and affiliates, including Exterran Partners and Exterran Holdings (collectively, the “Exterran Group”), to avoid situations involving a “conflict of interest.” A conflict of interest occurs when an individual’s private interest interferes or appears to interfere with the interests of the Exterran Group. A conflict of interest can arise when a person takes actions or has interests that make it difficult to perform his or her work objectively and effectively. Any current or potential conflict of interest must be disclosed to our chief compliance officer. Employment with or service to Exterran Holdings as an employee, officer or director, and any compensation or benefits received from such employment or service, or any individual’s ownership interest in Exterran Holdings do not constitute conflicts of interest under our Code of Business Conduct.

Our Code of Business Conduct provides that directors and executive officers (and, to the extent not executive officers, our principal financial officer, principal accounting officer and controller) must obtain authorization from the audit committee for any conflict of interest. When deciding whether to authorize such a transaction, the audit committee may consider, among other things, the nature of the transaction and the relationship, the dollar amount involved and the availability of reasonable alternatives.

Our board of directors has established a conflicts committee to carry out certain duties set forth in our partnership agreement and the Omnibus Agreement, and to carry out any other duties delegated by the board of directors that involve or relate to conflicts of interests between us and Exterran Holdings, including its operating subsidiaries. The related party transactions in which we engaged in 2012 were typically of a recurring, ordinary course nature with Exterran Holdings. The conflicts committee reviews on a quarterly basis these recurring, ordinary course transaction with Exterran Holdings, and approved the March 2012 Contract Operations Acquisition from Exterran Holdings.

The conflicts committee is charged with acting on an informed basis, in good faith and with an honest belief that any action it takes is in our best interests. In taking any such action, including the resolution of any conflict of interest, the conflicts committee is authorized to consider any factors it determines in its sole discretion to be relevant, reasonable or appropriate under the circumstances.

Director Independence

Please see Part III, Item 10 (“Directors, Executive Officers and Corporate Governance — Board of Directors”) for a discussion of director independence matters.

ITEM 14.  Principal Accountant Fees and Services

During the years ended December 31, 2012 and 2011, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, were billed to Exterran Holdings and then charged to us. The services rendered during both the years ended December 31, 2012 and 2011 were for the audit of our annual financial statements and work related to registration statements and cost approximately $0.4 million and $0.5 million, respectively. All of the fees during each of the years ended December 31, 2012 and 2011 were “Audit Fees,” and none of those fees constituted “Audit-Related Fees,” “Tax Fees” or “All Other Fees,” as such terms are defined by the SEC.

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

All services performed by the independent registered public accounting firm during 2012 and 2011 were approved in advance by the audit committee of our board of directors. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to our audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair, or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

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

Exhibit No.	Description
10.2

First Amendment to Third Amended and Restated Omnibus Agreement, dated March 8, 2012, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.3

Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.4

Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.5

Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.6

First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2012

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

10.18†	Offer Letter, dated February 17, 2012, to David S. Miller, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
21.1*	List of Subsidiaries of Exterran Partners, L.P.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Exterran Partners, L.P.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2013 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas

February 26, 2013

EXTERRAN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$142	$5
Accounts receivable, trade, net of allowance of $1,135 and $985, respectively	38,084	33,275
Due from affiliates, net	—	4,383
Total current assets	38,226	37,663
Property, plant and equipment	1,468,910	1,219,605
Accumulated depreciation	(491,615)	(412,553)
Net property, plant and equipment	977,295	807,052
Goodwill	124,019	124,019
Intangible and other assets, net	23,996	22,271
Total assets	$1,163,536	$991,005

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$9,621	$12,224
Accrued interest	1,473	1,278
Due to affiliates, net	21,598	—
Current portion of interest rate swaps	3,873	3,040
Total current liabilities	36,565	16,542
Long-term debt	680,500	545,500
Interest rate swaps	6,043	5,197
Other long-term liabilities	543	—
Deferred income taxes	885	—
Total liabilities	724,536	567,239
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 42,313,731 and 37,308,402 units issued, respectively	436,587	420,960
General partner units, 2% interest with 858,583 and 757,722 equivalent units issued and outstanding, respectively	13,490	12,877
Accumulated other comprehensive loss	(10,094)	(9,313)
Treasury units, 43,630 and 33,811 common units, respectively	(983)	(758)
Total partners’ capital	439,000	423,766
Total liabilities and partners’ capital	$1,163,536	$991,005

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Revenue — third parties	$386,731	$307,243	$236,719
Revenue — affiliates	762	1,031	917
Total revenue	387,493	308,274	237,636

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	183,160	162,925	124,242
Depreciation and amortization	88,298	67,930	52,518
Long-lived asset impairment	29,560	1,060	24,976
Selling, general and administrative — affiliates	49,889	39,380	34,830
Interest expense	25,167	30,400	24,037
Other (income) expense, net	(35)	(392)	(314)
Total costs and expenses	376,039	301,303	260,289
Income (loss) before income taxes	11,454	6,971	(22,653)
Income tax provision	945	918	680
Net income (loss)	$10,509	$6,053	$(23,333)

General partner interest in net income (loss)	$4,623	$3,005	$1,091
Common units interest in net income (loss)	$5,886	$2,723	$(19,257)
Subordinated units interest in net income (loss)		$325	$(5,167)

Weighted average common units outstanding:
Basic	41,371	31,390	21,360
Diluted	41,382	31,403	21,360

Weighted average subordinated units outstanding:
Basic		3,747	5,731
Diluted		3,747	5,731

Income (loss) per common unit:
Basic	$0.14	$0.09	$(0.90)
Diluted	$0.14	$0.09	$(0.90)

Income (loss) per subordinated unit:
Basic		$0.09	$(0.90)
Diluted		$0.09	$(0.90)

Distributions declared and paid per limited partner unit	$2.0000	$1.9200	$1.8550

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$10,509	$6,053	$(23,333)
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	(1,679)	(10,891)	4,525
Amortization of payments to terminate interest rate swaps	898	10,251	1,659
Total other comprehensive income (loss)	(781)	(640)	6,184
Comprehensive income (loss)	$9,728	$5,413	$(17,149)

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

	Partners’ Capital								Accumulated
	Common Units		Subordinated Units		General Partner Units		Treasury Units		Other Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2009	$298,010	17,541,965	$(33,194)	6,325,000	$8,457	486,243	$(108)	(8,426)	$(14,857)	$258,308
Issuance of common units for vesting of phantom units		33,373								—
Treasury units purchased							(166)	(7,330)		(166)
Transaction costs for the public offering of common units by Exterran Holdings	(192)									(192)
Transaction costs for conversion of subordinated units	(25)									(25)
Conversion of subordinated units to common units	(8,721)	1,581,250	8,721	(1,581,250)						—
Issuance of units to Exterran Holdings for a portion of its U.S. contract operations business	125,043	8,206,863			2,548	167,075				127,591
Contribution of capital, net	21,401		10,316		928					32,645
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(558)		(385)		(29)					(972)
Cash distributions	(37,140)		(10,993)		(2,357)					(50,490)
Unit-based compensation expense	1,187									1,187
Interest rate swap gain, net of reclassification to earnings									4,525	4,525
Amortization of payments to terminate interest rate swaps									1,659	1,659
Net income (loss)	(19,257)		(5,167)		1,091					(23,333)
Balance, December 31, 2010	$379,748	27,363,451	$(30,702)	4,743,750	$10,638	653,318	$(274)	(15,756)	$(8,673)	$350,737
Issuance of common units for vesting of phantom units		67,026								—
Treasury units purchased							(484)	(18,055)		(484)
Transaction costs for conversion of subordinated units	(71)									(71)
Conversion of subordinated units to common units	(29,556)	4,743,750	29,556	(4,743,750)						—
Net proceeds from issuance of common units	127,672	5,134,175								127,672
Proceeds from sale of general partner units to Exterran Holdings					1,316	53,431				1,316
Transaction costs for the registration of units by Exterran Holdings	(78)									(78)
Transaction costs for the public offering of common units by Exterran Holdings	(261)									(261)
Acquisition of a portion of Exterran Holdings U.S. contract operations business	(24,655)				767	50,973				(23,888)
Contribution of capital, net	23,951		9,158		1,174					34,283
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(709)				(43)					(752)
Cash distributions	(58,319)		(8,337)		(3,980)					(70,636)
Unit-based compensation expense	515									515
Interest rate swap loss, net of reclassification to earnings									(10,891)	(10,891)
Amortization of payments to terminate interest rate swaps									10,251	10,251
Net income	2,723		325		3,005					6,053
Balance, December 31, 2011	$420,960	37,308,402	$—	—	$12,877	757,722	$(758)	(33,811)	$(9,313)	$423,766
Issuance of common units for vesting of phantom units		40,329								—
Treasury units purchased							(225)	(9,819)		(225)
Net proceeds from issuance of common units	114,530	4,965,000								114,530
Proceeds from sale of general partner units to Exterran Holdings					2,426	100,861				2,426
Acquisition of a portion of Exterran Holdings U.S. contract operations business	(28,221)									(28,221)
Contribution of capital, net	15,053				39					15,092
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(10,330)				(682)					(11,012)
Cash distributions	(82,073)				(5,793)					(87,866)
Unit-based compensation expense	782									782
Interest rate swap loss, net of reclassification to earnings									(1,679)	(1,679)
Amortization of payments to terminate interest rate swaps									898	898
Net income	5,886				4,623					10,509
Balance, December 31, 2012	$436,587	42,313,731	$—	—	$13,490	858,583	$(983)	(43,630)	$(10,094)	$439,000

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$10,509	$6,053	$(23,333)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	88,298	67,930	52,518
Long-lived asset impairment	29,560	1,060	24,976
Amortization of deferred financing costs	1,508	1,327	1,180
Amortization of fair value of acquired interest rate swaps	—	—	111
Amortization of payments to terminate interest rate swaps	898	10,251	1,659
Unit-based compensation expense	797	532	1,209
Provision for doubtful accounts	494	83	1,292
Gain on sale of compression equipment	(689)	(919)	(667)
Changes in assets and liabilities:
Accounts receivable, trade	(5,303)	(8,808)	(2,632)
Interest rate swaps	—	—	(13,561)
Other liabilities	(855)	2,581	930
Net cash provided by operating activities	125,217	80,090	43,682

Cash flows from investing activities:
Capital expenditures	(157,828)	(50,250)	(28,113)
Payment to Exterran Holdings for a portion of the contract operations acquisitions	(77,415)	(62,217)	—
Proceeds from sale of compression equipment	2,465	2,940	1,370
Decrease in restricted cash	—	—	431
(Increase) decrease in amounts due from affiliates, net	3,838	3,064	(2,730)
Net cash used in investing activities	(228,940)	(106,463)	(29,042)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	714,000	557,500	471,000
Repayments of long-term debt	(684,350)	(620,434)	(454,500)
Distributions to unitholders	(87,866)	(70,636)	(50,490)
Net proceeds from issuance of common units	114,530	127,672	—
Net proceeds from sale of general partner units	2,426	1,316	—
Payments for debt issuance costs	(1,011)	(1,003)	(4,064)
Purchases of treasury units	(225)	(484)	(166)
Capital contribution from limited partners and general partner	24,758	32,397	24,720
Increase (decrease) in amounts due to affiliates, net	21,598	—	(1,293)
Net cash provided by (used in) financing activities	103,860	26,328	(14,793)

Net increase (decrease) in cash and cash equivalents	137	(45)	(153)
Cash and cash equivalents at beginning of period	5	50	203
Cash and cash equivalents at end of period	$142	$5	$50

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,566	$18,527	$22,134
Cash paid for taxes, net	$785	$223	$620

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$14,549	$9,606	$2,838
Contract operations equipment acquired/exchanged, net	$47,908	$183,643	$126,911
Intangible assets allocated in contract operations acquisitions	$5,005	$6,400	$5,864
Debt assumed in contract operations acquisitions	$105,350	$159,434	$—
Non-cash capital distribution due to the contract operations acquisitions	$28,221	$24,655	$—
Common units issued in contract operations acquisitions	$—	$—	$125,043
General partner units issued in contract operations acquisitions	$—	$767	$2,548

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

Organization

Exterran Partners, L.P., together with its subsidiaries (“we” or the “Partnership”), is a publicly held Delaware limited partnership formed on June 22, 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements. As of December 31, 2012, public unitholders held a 69% ownership interest in us and Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”) owned our remaining equity interests, including the general partner interests and all of our incentive distribution rights.

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue from contract operations is recorded when earned, which generally occurs monthly when service is provided under our customer contracts.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. We believe that the credit risk in cash investments that we have with financial institutions is minimal. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of services we provide and the terms of our contract operations customer service agreements.

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2012, 2011 and 2010, we recorded bad debt expense of $0.5 million, $0.1 million and $1.3 million, respectively. No customer individually accounted for 10% or more of our total revenue for the years ended December 31, 2012, 2011 and 2010.

Property, Plant and Equipment

Property, plant and equipment is carried at cost. Depreciation for financial reporting purposes is computed on the straight-line basis using estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives for compression equipment as of December 31, 2012 were 15 to 30 years. Maintenance and repairs are charged to expense as incurred. Overhauls and major improvements that increase the value or extend the life of compressor units are capitalized and depreciated over the estimated useful life of up to seven years. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $85.5 million, $65.9 million and $51.1 million, respectively.

Long-Lived Assets

We review for impairment of our long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value. Identifiable intangibles are amortized over the assets’ estimated useful lives.

Intangible and Other Assets

Intangible assets and deferred financing costs consisted of the following (in thousands):

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs	$7,837	$(3,033)	$6,828	$(1,527)
Customer - related (13-18 year life)	25,083	(5,926)	20,078	(3,193)
Contract based (7-9 year life)	1,210	(1,175)	1,210	(1,125)
Intangible assets and deferred financing costs	$34,130	$(10,134)	$28,116	$(5,845)

Amortization of deferred financing costs totaled $1.5 million, $1.3 million and $1.2 million in 2012, 2011 and 2010, respectively, and is recorded to interest expense in our consolidated statements of operations. Amortization expense for finite life intangible assets totaled $2.8 million, $2.0 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2013	$2,631
2014	2,377
2015	2,146
2016	1,936
2017	1,745
Thereafter	8,357
Total	$19,192

Due To/From Affiliates, Net

We have receivables and payables with Exterran Holdings. A valid right of offset exists related to the receivables and payables with these affiliates and as a result, we present such amounts on a net basis on our consolidated balance sheets.

The transactions reflected in due to/from affiliates, net primarily consist of centralized cash management activities between us and Exterran Holdings. Because these balances are treated as short-term borrowings between us and Exterran Holdings, serve as a financing and cash management tool to meet our short-term operating needs, are large, turn over quickly and are payable on demand, we present borrowings and repayments with our affiliates on a net basis within the consolidated statements of cash flows. Net receivables from our affiliates are considered advances and changes are presented as investing activities in the consolidated statements of cash flows. Net payables due to our affiliates are considered borrowings and changes are presented as financing activities in the consolidated statements of cash flows.

Income Taxes

As a partnership, all income, gains, losses, expenses, deductions and tax credits generated by us generally flow through to our unitholders. However, some states impose an entity-level income tax on partnerships, including us. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record uncertain tax positions in accordance with the accounting standard on income taxes under a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Segment Reporting

Accounting Standards Codification Topic 280, “Segment Reporting,” establishes standards for entities to report information about the operating segments and geographic areas in which they operate. We only operate in one segment and all of our operations are located in the U.S.

Financial Instruments

Our financial instruments consist of cash, trade receivables and payables, interest rate swaps and long-term debt. At December 31, 2012 and 2011, the estimated fair values of these financial instruments approximated their carrying values as reflected in our consolidated balance sheets. The fair value of our long-term debt has been estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 for additional information regarding the fair value hierarchy. A summary of the fair value and carrying value of our long-term debt as of December 31, 2012 and 2011 is shown in the table below (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$680,500	$691,000	$545,500	$556,000

Hedging and Uses of Derivative Instruments

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives is estimated using a combination of the market and income approach. Changes in the fair value of the swaps designated as cash flow hedges are deferred in accumulated other comprehensive loss to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

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

The potentially dilutive securities issued by us include phantom units, which do not require an adjustment to the amount of net income (loss) used for computing dilutive earnings (loss) per common unit. The table below indicates the potential common units that were included in computing diluted earnings (loss) per common unit (in thousands):

	Years Ended December 31,
	2012	2011	2010
Weighted average common units outstanding — used in basic earnings (loss) per common unit	41,371	31,390	21,360
Net dilutive potential common units issuable:
Phantom units	11	13	**
Weighted average common units and dilutive potential common units — used in diluted earnings (loss) per common unit	41,382	31,403	21,360

** Excluded from diluted earnings (loss) per common unit as their inclusion would have been anti-dilutive.

The table below indicates the potential number of common units excluded from computing diluted earnings (loss) per common unit as their inclusion would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net dilutive potential common units issuable:
Phantom units	—	3	19
Net dilutive potential common units issuable	—	3	19

2.  March 2012, June 2011 and August 2010 Contract Operations Acquisitions

In March 2012, we acquired from Exterran Holdings contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2012 Contract Operations Acquisition”). The acquired assets also included 139 compressor units, comprising approximately 75,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 10 million cubic feet per day that we use to provide processing services. At the acquisition date, the acquired fleet assets had a net book value of $149.5 million, net of accumulated depreciation of $67.0 million. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs. In connection with this acquisition, we assumed $105.4 million of Exterran Holdings’ long-term debt and paid $77.4 million in cash to Exterran Holdings.

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

In June 2011, we acquired from Exterran Holdings contract operations customer service agreements with 34 customers and a fleet of 407 compressor units used to provide compression services under those agreements, comprising approximately 289,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “June 2011 Contract Operations Acquisition”). In addition, the acquired assets included 207 compressor units, comprising approximately 98,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 8 million cubic feet per day that we use to provide processing services. At the acquisition date, the acquired fleet assets had a net book value of $191.4 million, net of accumulated depreciation of $85.5 million. Total consideration for the transaction was approximately $223.0 million, excluding transaction costs. In connection with this acquisition, we assumed $159.4 million of Exterran Holdings’ long-term debt, paid $62.2 million in cash and issued approximately 51,000 general partner units to our general partner.

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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the March 2012 Contract Operations Acquisition, the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded capital distributions of $28.2 million and $24.7 million for the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition, respectively, during the years ended December 31, 2012 and 2011, respectively.

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the March 2012 Contract Operations Acquisition, the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisitions was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Unaudited Pro Forma Financial Information

Pro forma financial information for the years ended December 31, 2012, 2011 and 2010 has been included to give effect to the expansion of our compressor fleet and service contracts and addition of natural gas processing plants as a result of the March 2012 Contract Operations Acquisition, the June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition. The March 2012 Contract Operations Acquisition is presented in the pro forma financial information as though the transaction occurred as of January 1, 2011. The June 2011 Contract Operations Acquisition and the August 2010 Contract Operations Acquisition are presented in the pro forma financial information as though these transactions occurred as of January 1, 2010. The unaudited pro forma financial information reflects the following transactions:

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

The following table presents unaudited pro forma financial information for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per unit amounts):

	Years Ended December 31,
	2012	2011	2010
Revenue	$395,427	$372,736	$322,333
Net income (loss)	$12,521	$16,715	$(5,006)
Basic earnings (loss) per common unit	$0.19	$0.36	$(0.20)
Diluted earnings (loss) per common unit	$0.19	$0.36	$(0.20)
Basic earnings (loss) per subordinated unit		$0.36	$(0.20)
Diluted earnings (loss) per subordinated unit		$0.36	$(0.20)

Pro forma net income (loss) per limited partner unit is determined by dividing the pro forma net income (loss) that would have been allocated to the common and subordinated unitholders by the weighted average number of common and subordinated units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. All common units issued in connection with the August 2010 Contract Operations Acquisition were assumed to have been outstanding during the period in which the associated results of operations from the acquisition had been included. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to our general partner than to the holders of our common and subordinated units. The pro forma net earnings (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the year ended December 31, 2012. The pro forma net earnings (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional pro forma reduction of net income (loss) allocable to our limited partners of approximately $0.2 million and $0.4 million, respectively, for the years ended December 31, 2011 and 2010, which includes the amount of additional incentive distributions that would have occurred during the period.

3.  Related Party Transactions

We are a party to an omnibus agreement with Exterran Holdings, our general partner and others (as amended and/or restated, the “Omnibus Agreement”), which includes, among other things:

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

•        Exterran Holdings’ grant of a license of certain intellectual property to us, including our logo; and

•        Exterran Holdings’ and our obligations to indemnify each other for certain liabilities.

The Omnibus Agreement will terminate upon a change of control of Exterran GP LLC, our general partner or us, and certain provisions of the Omnibus Agreement will terminate upon a change of control of Exterran Holdings. Provisions such as non-competition, transfers of compression equipment and caps on operating and general and administrative expense will terminate on December 31, 2013, unless extended.

Non-competition

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings has agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations services customers of Exterran Holdings. Compression services include natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service, gas processing operations services and operating, maintenance, service, repairs or overhauls of compression equipment owned by third parties. In addition, under the Omnibus Agreement, we have agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also our contract operations services customers.

Some of our customers are also Exterran Holdings’ contract operations services customers, which we refer to as overlapping customers. We and Exterran Holdings have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the most recent amendment to the Omnibus Agreement, each being referred to as a “Partnership site” or an “Exterran site.” Pursuant to the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership site or an Exterran site, whether in addition to or in replacement of the equipment existing at such site on the date of the most recent amendment to the Omnibus Agreement, we may provide contract operations services if such overlapping customer is a Partnership overlapping customer, and Exterran Holdings will be entitled to provide such contract operations services if such overlapping customer is an Exterran overlapping customer. Additionally, any additional contract operations services provided to a Partnership overlapping customer will be provided by us and any additional services provided to an Exterran overlapping customer will be provided by Exterran Holdings.

Exterran Holdings also has agreed that new customers for contract compression services (neither our customers nor customers of Exterran Holdings for U.S. contract compression services, except customers of Exterran Holdings who became customers only as a result of taking over a lease from a pre-existing Exterran Holdings customer) are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. If a new customer is unwilling to enter into such an arrangement with us, then Exterran Holdings may provide compression services to the new customer. In the event that either we or Exterran Holdings enter into a contract to provide compression services to a new customer, either we or Exterran Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Exterran Holdings on the date of the Omnibus Agreement.

Unless the Omnibus Agreement is terminated earlier due to a change of control of Exterran GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2013 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

Indemnification for Environmental and Other Liabilities

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

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the years ended December 31, 2012 and 2011, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we are permitted to purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and our conflicts committee. During the years ended December 31, 2012 and 2011, we purchased $109.9 million and $7.6 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the years ended December 31, 2012 and 2011 was recorded in our consolidated balance sheets as property, plant and equipment of $98.9 million and $6.8 million, respectively, which represents the carrying value of the Exterran Holdings affiliates that sold it to us, and as a distribution of equity of $11.0 million and $0.8 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the years ended December 31, 2012 and 2011, Exterran Holdings contributed to us $14.5 million and $9.6 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

Transfer, Exchange or Lease of Compression Equipment with Exterran Holdings

If Exterran Holdings determines in good faith that we or Exterran Holdings’ contract operations services business need to transfer, exchange or lease compression equipment between Exterran Holdings and us, the Omnibus Agreement permits such equipment to be transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it, (2) agree to lease such compression equipment from the transferor or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. Unless the Omnibus Agreement is terminated earlier as discussed above, the transfer of compression equipment provisions described above will terminate on December 31, 2013.

During the year ended December 31, 2012, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 538 compressor units, totaling approximately 229,800 horsepower with a net book value of approximately $96.2 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 488 compressor units, totaling approximately 148,800 horsepower with a net book value of approximately $72.0 million, to us. During the year ended December 31, 2011, pursuant to the terms of the

Omnibus Agreement, we transferred ownership of 394 compressor units, totaling approximately 173,800 horsepower with a net book value of approximately $76.6 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 347 compressor units, totaling approximately 138,700 horsepower with a net book value of approximately $68.8 million, to us. During the years ended December 31, 2012 and 2011, we recorded capital distributions of approximately $24.2 million and $7.8 million, respectively, related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash. As a result, Exterran Holdings paid us a nominal amount for the difference in fair value of the equipment in connection with the transfers during the years ended December 31, 2012 and 2011. We recorded the compressor units received at the historical book basis of Exterran Holdings. The units we received from Exterran Holdings were being utilized to provide services to our customers on the date of the transfers and, prior to the transfers, had been leased by us from Exterran Holdings. The units we transferred to Exterran Holdings were either being utilized to provide services to customers of Exterran Holdings on the date of the transfers and prior to the transfers had been leased by Exterran Holdings from us or were idle.

At December 31, 2012, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $6.2 million and $1.6 million, respectively. For the years ended December 31, 2012, 2011 and 2010, we had revenue of $0.8 million, $1.0 million and $0.9 million, respectively, from Exterran Holdings related to the lease of our compression equipment. For the years ended December 31, 2012, 2011 and 2010, we had cost of sales of $9.0 million, $14.4 million and $14.5 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

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

We are charged costs incurred by Exterran Holdings that are directly attributable to us. Costs incurred by Exterran Holdings that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings other operations and us. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our selling, general and administrative (“SG&A”) expense for the years ended December 31, 2012, 2011 and 2010 were $43.2 million, $35.9 million and $27.2 million, respectively, of indirect costs incurred by Exterran Holdings.

Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2013, our obligation to reimburse Exterran Holdings for: (i) any cost of sales that it incurs in the operation of our business will be capped (after taking into account any such costs we incur and pay directly); and (ii) any cash SG&A costs allocated to us will be capped (after taking into account any such costs we incur and pay directly). Cost of sales is capped at $21.75 per operating horsepower per quarter through December 31, 2013. SG&A costs were capped at $7.6 million per quarter from November 10, 2009 through June 9, 2011 and at $9.0 million per quarter from June 10, 2011 through March 7, 2012 and are capped at $10.5 million per quarter from March 8, 2012 through December 31, 2013. These caps may be subject to future adjustment or termination in connection with expansions of our operations through the acquisition or construction of new assets or businesses.

For the years ended December 31, 2012, 2011 and 2010, our cost of sales exceeded the cap provided in the Omnibus Agreement by $16.6 million, $26.5 million and $21.4 million, respectively. For the years ended December 31, 2012 and 2011, our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $8.2 million, $5.9 million and $3.3 million, respectively. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.

4.  Goodwill

We review the carrying value of our goodwill in the fourth quarter of every year, or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of our reporting unit exceeds the net carrying value of the reporting unit, including the applicable goodwill.

A qualitative assessment is performed to determine whether it is more likely than not that the fair value of the reporting unit is impaired. If it is more likely than not, we perform a goodwill impairment test. We determine the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s earnings before interest expense, income tax provision and depreciation and amortization expense. Significant estimates for our reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples. Changes in forecasts, cost of capital and market multiples could affect the estimated fair value of our reporting unit and result in a goodwill impairment charge in a future period.

Management must apply judgment in determining the estimated fair value of our reporting unit for purposes of performing a goodwill impairment test. Management uses all available information to make this fair value determination, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.

For the years ended December 31, 2012, 2011 and 2010, we determined that there was no impairment of goodwill.

5.  Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2012	2011
Revolving credit facility due November 2015	$530,500	$395,500
Term loan facility due November 2015	150,000	150,000
Long-term debt	$680,500	$545,500

In November 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “Credit Agreement”) to provide for a new five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011 and by $200.0 million to $750.0 million in March 2012. Concurrent with the execution of the Credit Agreement in November 2010, we borrowed $304.0 million under the revolving credit facility and $150.0 million under the term loan and used the proceeds to (i) repay the entire $406.1 million outstanding under our previous senior secured credit facility, (ii) repay the entire $30.0 million outstanding under our asset-backed securitization facility and terminate that facility, (iii) pay $14.8 million to terminate the interest rate swap agreements to which we were a party and (iv) pay customary fees and other expenses relating to the facility. We incurred transaction costs of approximately $4.0 million related to the Credit Agreement in November 2010. These costs were included in Intangible and other assets, net and are being amortized over the term of the facility. As a result of the amendment and restatement of our Credit Agreement in November 2010, we expensed $0.2 million of unamortized deferred financing costs associated with our refinanced debt, which is reflected in Interest expense in our consolidated statement of operations. We incurred transaction costs of approximately $0.5 million and $1.0 million related to the amendments of our Credit Agreement during the first quarter of 2012 and 2011, respectively. These costs were included in Intangible and other assets, net and are being amortized over the term of the facility.

As of December 31, 2012, we had undrawn capacity of $219.5 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA ratio (as defined in the Credit Agreement) to not greater than 4.75 to 1.0 (which will increase to 5.25 to 1.0 following the occurrence of certain events specified in the Credit Agreement). As a result of this limitation, $199.4 million of the $219.5 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of December 31, 2012.

The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.25% to 3.25% and (ii) in the case of base rate loans, from 1.25% to 2.25%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2012, all amounts outstanding under the revolving credit facility were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of our revolving credit facility at December 31, 2012, excluding the effect of interest rate swaps, was 2.8%.

The term loan facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.5% to 3.5% and (ii) in the case of base rate loans, from 1.5% to 2.5%. At December 31, 2012, all amounts outstanding under the term loan facility were LIBOR loans and the applicable margin was 2.75%. The average annual interest rate on the outstanding balance of the term loan facility at December 31, 2012 was 3.0%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, enter into transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 3.0 to 1.0 (which will decrease to 2.75 to 1.0 following the occurrence of certain events specified in the Credit Agreement) and a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.75 to 1.0 (which will increase to 5.25 to 1.0 following the occurrence of certain events specified in the Credit Agreement). As of December 31, 2012, we were in compliance with all financial covenants under the Credit Agreement.

Long-term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2012 are as follows (in thousands):

December 31, 2012
2013	$—
2014	—
2015	680,500
2016	—
2017	—
Thereafter	—
Total debt	$680,500

6.  Partners’ Equity, Allocations and Cash Distributions

Units Outstanding

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

All of our subordinated units were owned by a wholly-owned subsidiary of Exterran Holdings. As of each June 30, 2011 and 2010, we met the requirements under our partnership agreement for early conversion of 1,581,250 of these subordinated units into common units. Accordingly, in each of August 2011 and 2010, 1,581,250 subordinated units owned by Exterran Holdings converted into common units. As of September 30, 2011, we met the requirements under our partnership agreement for the end of the subordination period and, therefore, our remaining 3,162,500 subordinated units converted into common units in November 2011.

In June 2011, we completed the June 2011 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 51,000 general partner units to our general partner.

In May 2011, we sold, pursuant to a public underwritten offering, 5,134,175 common units representing limited partner interests in us, including 134,175 common units sold pursuant to an over-allotment option. The net proceeds from this offering of $127.7 million were used (i) to repay approximately $64.8 million of borrowings outstanding under the revolving credit facility and (ii) for general partnership purposes, including to fund a portion of the consideration for the June 2011 Contract Operations Acquisition from Exterran Holdings. In connection with this sale and as permitted under our partnership agreement, we issued approximately 53,000 general partner units to our general partner in consideration of the continuation of its approximate 2.0% general partner interest in us. Our general partner made a capital contribution to us in the amount of $1.3 million as consideration for such units.

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

Partners’ capital at December 31, 2012 consists of 42,270,101 common units outstanding representing a 98% effective ownership interest in us, and 858,583 general partner units representing a 2% general partner interest in us.

As of December 31, 2012, Exterran Holdings owned 12,495,391 common units and 858,583 general partner units, collectively representing a 31% interest in us.

Common Units

For quarters during the subordination period, which ended September 30, 2011, the common units had the right to receive distributions of available cash (as defined in our partnership agreement) from operating surplus in an amount equal to the minimum quarterly distribution of $0.35 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus were made on the subordinated units. The purpose of the subordinated units was to increase the likelihood that during the subordination period there was available cash to be distributed on the common units. At the end of the subordination period, the common units were not due any arrearages and all subordinated units had received full distributions.

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

•          fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•          thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2010, 2011 and 2012:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2010 — 3/31/2010	May 14, 2010	$0.4625	$11.6 million
4/1/2010 — 6/30/2010	August 13, 2010	0.4625	11.6 million
7/1/2010 — 9/30/2010	November 12, 2010	0.4675	15.7 million
10/1/2010 — 12/31/2010	February 14, 2011	0.4725	16.0 million
1/1/2011 — 3/31/2011	May 13, 2011	0.4775	16.2 million
4/1/2011 — 6/30/2011	August 12, 2011	0.4825	19.1 million
7/1/2011 — 9/30/2011	November 14, 2011	0.4875	19.3 million
10/1/2011 — 12/31/2011	February 14, 2012	0.4925	19.6 million
1/1/2012 — 3/31/2012	May 15, 2012	0.4975	22.5 million
4/1/2012 — 6/30/2012	August 14, 2012	0.5025	22.8 million
7/1/2012 — 9/30/2012	November 14, 2012	0.5075	23.0 million
10/1/2012 — 12/31/2012	February 14, 2013	0.5125	23.3 million

(1)                  Includes distributions to our general partner on its incentive distribution rights.

7.  Unit-Based Compensation

Long-Term Incentive Plan

We have a long-term incentive plan (the “Plan”) that was adopted by Exterran GP LLC, the general partner of our general partner, in October 2006 for employees, directors and consultants of us, Exterran Holdings or our respective affiliates. An aggregate of 1,035,378 common units, common unit options, restricted units and phantom units is available under the Plan. The Plan is administered by the board of directors of Exterran GP LLC or a committee thereof (the “Plan Administrator”).

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair market value of a common unit.

The following table presents the unit-based compensation expense included in our results of operations (in thousands):

	Years Ended December 31,
	2012	2011	2010
Phantom units	$797	$532	$1,209
Total unit-based compensation expense(1)	$797	$532	$1,209

(1)                  Excludes the chargeback of unit-based compensation expense to Exterran Holdings of $0.8 million, $0.6 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We have granted phantom units to officers and directors of Exterran GP LLC and to employees of Exterran Holdings and its subsidiaries. Because we grant phantom units to non-employees, we are required to remeasure the fair value of these phantom units each period and record a cumulative adjustment of the expense previously recognized. We recorded a reduction to SG&A expense of $0.1 million and $0.7 million for the years ended December 31, 2012 and 2011 related to the remeasurement of fair value of the phantom units. We recorded $0.3 million in SG&A expense related to the remeasurement of fair value of the phantom units for the year ended December 31, 2010.

Phantom Units

During the year ended December 31, 2012, we granted 29,717 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which vest 33 1/3% on each of the first three anniversaries of the grant date.

The following table presents phantom unit activity for the year ended December 31, 2012:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2011	75,267	$21.45
Granted	29,717	22.62
Vested	(40,329)	18.73
Cancelled	(771)	28.50
Phantom units outstanding, December 31, 2012	63,884	23.62

As of December 31, 2012, we expect $0.9 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.7 years.

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

Interest Rate Risk

At December 31, 2012, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of December 31, 2012, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive loss to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and, therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. For the years ended December 31, 2012 and 2011, there was no ineffectiveness related to interest rate swaps. We estimate that $3.9 million of deferred losses attributable to existing interest rate swaps and included in our accumulated other comprehensive loss at December 31, 2012, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average effective fixed interest rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive loss. The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive loss is being amortized into interest expense over the original terms of the swaps. We estimate that $0.2 million of deferred pre-tax losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	December 31, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,873)
Interest rate hedges	Interest rate swaps	(6,043)
Total derivatives		$(9,916)

	December 31, 2011
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,040)
Interest rate hedges	Interest rate swaps	(5,197)
Total derivatives		$(8,237)

	Year Ended December 31, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(5,542)	Interest expense	$(4,761)

	Year Ended December 31, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(14,601)	Interest expense	$(13,961)

The counterparties to our derivative agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no specific collateral posted for our derivative instruments. The counterparties to our interest rate swaps are also lenders under our senior secured credit facility and, in that capacity, share proportionally in the collateral pledged under the senior secured credit facility.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, with pricing levels as of the date of valuation (in thousands):

	December 31, 2012			December 31, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset (liability)	$—	$(9,916)	$—	$—	$(8,237)	$—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis for the years ended December 31, 2012 and 2011, with pricing levels as of the date of valuation (in thousands):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$7,527	$—	$—	$275

Our estimate of the impaired long-lived assets’ fair value was based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. Because we expect the disposition of the fleet assets we impaired during the year ended December 31, 2012 to take more than twelve months, we discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 10.4%.

10.  Long-lived Asset Impairment

During 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 260 idle compressor units, representing approximately 71,000 horsepower, that we previously used to provide services. As a result of this decision, we performed an impairment review and, based on that review, recorded a $22.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our fleet in 2012, we evaluated for impairment idle units that had been culled from our fleet in prior periods and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $7.4 million to reduce the book value of each unit to its estimated fair value.

During 2011, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the impaired long-lived assets’ fair value was based on the expected net sale proceeds compared to other fleet units we had recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we planned to use. The net book value of these assets exceeded the fair value by $1.1 million and was recorded as a long-lived asset impairment in 2011.

During December 2010, we completed an evaluation of our longer-term strategies and determined to retire and sell approximately 370 idle compressor units, representing approximately 117,000 horsepower, that we previously used to provide services in our business. As a result of this decision to sell these compressor units, we performed an impairment review and based on that review, recorded a $24.6 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently for sale by third parties.

As a result of a decline in market conditions during 2010, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. We performed a cash flow analysis of the expected proceeds from the salvage value of these units to determine the fair value of the assets. The net book value of these assets exceeded the fair value by $0.4 million for the year ended December 31, 2010 and was recorded as a long-lived asset impairment.

11.  Income Taxes

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. However, certain states impose an entity-level income tax on partnerships.

The provision for state income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current tax provision:
State	$60	$918	$680
Total current	60	918	680
Deferred tax provision:
State	885	—	—
Total deferred	885	—	—
Provision for income taxes	$945	$918	$680

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that give rise to deferred tax liabilities are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Deferred tax liabilities:
Property, plant and equipment	$(885)	$—
Total deferred tax liabilities	(885)	—
Net deferred tax liabilities	$(885)	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$—	$—	$—
Additions based on tax positions related to current year	96	—	—
Additions based on tax positions related to prior years	447	—	—
Ending balance	$543	$—	$—

We recorded $0.5 million of unrecognized tax benefits at December 31, 2012. We have not recorded any interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions. To the extent interest and penalties are assessed with respect to uncertain tax positions, such amounts will be reflected in income tax expense. We did not record any unrecognized tax benefits at December 31, 2011 and 2010.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remain subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2012, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

We believe it is reasonably possible that a decrease of up to $0.5 million in unrecognized tax benefits may be necessary on or before December 31, 2013 due to the settlement of audits. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

The following table reconciles net income (loss), as reported, to our U.S. federal partnership taxable income (loss) (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income (loss), as reported	$10,509	$6,053	$(23,333)
Book/tax depreciation and amortization adjustment	44,329	6,201	7,524
Book/tax adjustment for unit-based compensation expense	797	532	1,209
Book/tax adjustment for interest rate swap terminations	898	10,252	(12,386)
Other temporary differences	(4,104)	(2,496)	2,212
Other permanent differences	9	93	4
U.S. federal partnership taxable income (loss)	$52,438	$20,635	$(24,770)

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

•          IRC Section 743(b) Basis Adjustments:  Because we have made the election provided by IRC Section 754, we adjust each unitholder’s basis in our assets (inside basis) pursuant to IRC Section 743(b) to reflect their purchase price (outside basis). The Section 743(b) adjustment belongs to a particular unitholder and not to other unitholders. Basis adjustments such as this give rise to income and deductions by reference to the portion of each transferee unitholder’s purchase price attributable to each of our assets. The effect of such adjustments will be to either increase or decrease a unitholder’s share of depreciation, amortization and/or gain or loss on sale of assets.

•          Gross Income and Loss Allocations:  To maintain the uniformity of the economic and tax characteristics of our units, we will sometimes make a special allocation of income or loss to a unitholder. Any such allocations of income or loss will decrease or increase, respectively, our distributive taxable income.

The net tax basis in our assets and liabilities is less than the reported amounts on the financial statements by approximately $352.4 million as of December 31, 2012.

12.  Recent Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This update changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This update is effective for interim and annual periods beginning on or after December 15, 2011. Our adoption of this new guidance on January 1, 2012 did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an update on the presentation of other comprehensive income. Under this update, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This update is effective for interim and annual periods beginning on or after December 15, 2011. Our adoption of this new guidance on January 1, 2012 did not have a material impact on our consolidated financial statements.

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

As a result of the new methodology, our ad valorem tax expense (which is reflected on our consolidated statements of operations as a component of Cost of goods sold (excluding depreciation and amortization expense)) includes a benefit of $4.3 million, of which approximately $0.8 million has been agreed to by a number of Appraisal Review Boards, for the year ended December 31, 2012.

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

14.  Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per unit amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and the results of operations for the respective periods.

	March 31, 2012(1)	June 30, 2012(2)	September 30 2012	December 31, 2012
Revenue	$88,697	$97,171	$99,324	$102,301
Gross profit(4)	24,020	1,541	29,469	34,228
Net income (loss)	4,505	(19,050)	10,380	14,674
Income (loss) per common unit — basic	$0.09	$(0.47)	$0.21	$0.31
Income (loss) per common unit — diluted	0.09	(0.47)	0.21	0.31

	March 31, 2011	June 30, 2011(3)	September 30 2011	December 31, 2011
Revenue	$68,729	$71,841	$84,437	$83,267
Gross profit(4)	17,927	16,696	22,215	21,570
Net income (loss)	223	(1,938)	3,253	4,515
Income (loss) per common and subordinated unit — basic	$(0.01)	$(0.08)	$0.06	$0.10
Income (loss) per common and subordinated unit — diluted	(0.01)	(0.08)	0.06	0.10

(1)                  During the first quarter of 2012, we completed the March 2012 Contract Operations Acquisition from Exterran Holdings (see Note 2).

(2)                  During the second quarter of 2012, we recorded a long-lived asset impairment charge of $28.1 million.

(3)                  During the second quarter of 2011, we completed the June 2011 Contract Operations Acquisition from Exterran Holdings (see Note 2).

(4)                  Gross profit is defined as revenue less cost of sales and direct depreciation and amortization expense and long-lived asset impairment charges.

EXTERRAN PARTNERS, L.P.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Item	Balance at Beginning of Period	Additions Charged to Costs and Expenses(1)	Deductions(2)	Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
December 31, 2012	$985	$494	$(344)	$1,135
December 31, 2011	1,232	83	(330)	985
December 31, 2010	714	1,292	(774)	1,232

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
D. Bradley Childers
Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2013

II-1

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Bradley Childers, David S. Miller and Donald C. Wayne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2013.

Name	Title
/s/ D. BRADLEY CHILDERS

President, Chief Executive Officer and Chairman of the Board, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Executive Officer)

D. Bradley Childers

/s/ DAVID S. MILLER

Senior Vice President, Chief Financial Officer and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Financial Officer)

David S. Miller

/s/ KENNETH R. BICKETT	Vice President and Controller, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Accounting Officer)
Kenneth R. Bickett

/s/ WILLIAM M. AUSTIN	Senior Vice President and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.
William M. Austin

/s/ DANIEL K. SCHLANGER	Senior Vice President and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.
Daniel K. Schlanger

/s/ JAMES G. CRUMP	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.
James G. Crump

/s/ G. STEPHEN FINLEY	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.
G. Stephen Finley

/s/ EDMUND P. SEGNER III	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.
Edmund P. Segner, III

II-2