Form 10-Q
period 2013-03-31
EXTERRAN PARTNERS, L.P.
filed 2013-05-02
CIK 1367064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

As of April 25, 2013, there were 49,409,481 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$302	$142
Accounts receivable, trade, net of allowance of $734 and $1,135, respectively	43,777	38,084
Due from affiliates, net	5,463	—
Total current assets	49,542	38,226
Property, plant and equipment	1,745,452	1,468,910
Accumulated depreciation	(602,103)	(491,615)
Net property, plant and equipment	1,143,349	977,295
Goodwill	124,019	124,019
Intangible and other assets, net	37,259	23,996
Total assets	$1,354,169	$1,163,536

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$9,698	$9,621
Accrued interest	711	1,473
Due to affiliates, net	—	21,598
Current portion of interest rate swaps	3,497	3,873
Total current liabilities	13,906	36,565
Long-term debt	732,548	680,500
Interest rate swaps	5,230	6,043
Deferred income taxes	946	885
Other long-term liabilities	585	543
Total liabilities	753,215	724,536
Commitments and contingencies (Note 12)
Partners’ capital:
Common units, 49,455,393 and 42,313,731 units issued, respectively	593,913	436,587
General partner units, 2% interest with 1,003,227 and 858,583 equivalent units issued and outstanding, respectively	16,914	13,490
Accumulated other comprehensive loss	(8,810)	(10,094)
Treasury units, 47,007 and 43,630 common units, respectively	(1,063)	(983)
Total partners’ capital	600,954	439,000
Total liabilities and partners’ capital	$1,354,169	$1,163,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Revenue — third parties	$105,927	$88,446
Revenue — affiliates	135	251
Total revenue	106,062	88,697

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	47,052	44,113
Depreciation and amortization	22,706	20,362
Long-lived asset impairment	1,540	805
Selling, general and administrative — affiliates	12,607	12,222
Interest expense	7,424	5,882
Other (income) expense, net	(407)	527
Total costs and expenses	90,922	83,911
Income before income taxes	15,140	4,786
Provision for income taxes	407	281
Net income	$14,733	$4,505

General partner interest in net income	$1,772	$1,095
Common units interest in net income	$12,961	$3,410

Weighted average common units outstanding:
Basic	42,278	38,670
Diluted	42,283	38,674

Income per common unit:
Basic	$0.31	$0.09
Diluted	$0.31	$0.09

Distributions declared and paid per limited partner unit	$0.5125	$0.4925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$14,733	$4,505
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	1,189	(374)
Amortization of payments to terminate interest rate swaps	95	316
Total other comprehensive income (loss)	1,284	(58)
Comprehensive income	$16,017	$4,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

(unaudited)

	Partners’ Capital						Accumulated Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2011	$420,960	37,308,402	$12,877	757,722	$(758)	(33,811)	$(9,313)	$423,766
Issuance of common units for vesting of phantom units		29,950						—
Treasury units purchased					(155)	(6,525)		(155)
Net proceeds from issuance of common units	114,568	4,965,000						114,568
Proceeds from sale of general partner units to Exterran Holdings			2,426	100,861				2,426
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	(28,221)							(28,221)
Contribution of capital, net	6,077		249					6,326
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(2,233)		(140)					(2,373)
Cash distributions	(18,360)		(1,220)					(19,580)
Unit based compensation expense	345							345
Interest rate swap loss, net of reclassification to earnings							(374)	(374)
Amortization of payments to terminate interest rate swaps							316	316
Net income	3,410		1,095					4,505
Balance, March 31, 2012	$496,546	42,303,352	$15,287	858,583	$(913)	(40,336)	$(9,371)	$501,549

Balance, December 31, 2012	$436,587	42,313,731	$13,490	858,583	$(983)	(43,630)	$(10,094)	$439,000
Issuance of common units for vesting of phantom units		18,135						—
Treasury units purchased					(80)	(3,377)		(80)
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	158,417	7,123,527	3,233	144,644				161,650
Transaction costs for registration of units	(68)							(68)
Contribution of capital, net	9,525		228					9,753
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(2,091)		(144)					(2,235)
Cash distributions	(21,666)		(1,665)					(23,331)
Unit based compensation expense	248							248
Interest rate swap gain, net of reclassification to earnings							1,189	1,189
Amortization of payments to terminate interest rate swaps							95	95
Net income	12,961		1,772					14,733
Balance, March 31, 2013	$593,913	49,455,393	$16,914	1,003,227	$(1,063)	(47,007)	$(8,810)	$600,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$14,733	$4,505
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,706	20,362
Long-lived asset impairment	1,540	805
Amortization of deferred financing costs	1,119	358
Amortization of debt discount	12	—
Amortization of payments to terminate interest rate swaps	95	316
Unit-based compensation expense	253	345
Provision for (benefit from) doubtful accounts	(385)	402
Gain on sale of compression equipment	(935)	(174)
Changes in assets and liabilities:
Accounts receivable, trade	(5,308)	(4,904)
Other liabilities	(1,154)	(1,008)
Net cash provided by operating activities	32,676	21,007

Cash flows from investing activities:
Capital expenditures	(32,669)	(34,033)
Payment to Exterran Holdings for a portion of the contract operations acquisitions	—	(77,415)
Proceeds from sale of compression equipment	4,605	435
(Increase) decrease in amounts due from affiliates, net	(5,463)	1,072
Net cash used in investing activities	(33,527)	(109,941)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	799,036	565,000
Repayments of long-term debt	(747,000)	(580,350)
Distributions to unitholders	(23,331)	(19,580)
Net proceeds from issuance of common units	—	114,568
Net proceeds from sale of general partner units	—	2,426
Payments for debt issuance costs	(11,373)	(525)
Purchases of treasury units	(80)	(155)
Capital contribution from limited partners and general partner	5,357	7,805
Decrease in amounts due to affiliates, net	(21,598)	—
Net cash provided by financing activities	1,011	89,189

Net increase in cash and cash equivalents	160	255
Cash and cash equivalents at beginning of period	142	5
Cash and cash equivalents at end of period	$302	$260

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$6,208	$2,126
Contract operations equipment acquired/exchanged, net	$156,707	$145,934
Intangible assets allocated in contract operations acquisitions	$3,131	$5,005
Debt assumed in contract operations acquisitions	$—	$105,350
Non-cash capital distribution due to the contract operations acquisitions	$12,350	$28,221
Common units issued in contract operations acquisitions	$170,537	$—
General partner units issued in contract operations acquisitions	$3,463	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (“we,” “our,” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

Organization

Exterran General Partner, L.P. is our general partner and an indirect wholly-owned subsidiary of Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”). As Exterran General Partner, L.P. is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC, which we refer to herein as our board of directors and our officers, respectively, make decisions on our behalf.

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or general partner. Our accumulated other comprehensive income (loss) only consists of derivative financial instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative financial instruments that are designated as cash flow hedges and to the extent the hedge is effective, and the amortization of payments to terminate interest rate swaps. See Note 7 for additional disclosures related to comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At March 31, 2013 and December 31, 2012, the estimated fair values of these financial instruments approximated their carrying values as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt has been estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt has been estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy. The following table summarizes the fair value and carrying value of our debt as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$344,548	$350,000	$—	$—
Floating rate debt	388,000	389,000	680,500	691,000
Total debt	$732,548	$739,000	$680,500	$691,000

GAAP requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value and that changes in such fair values be recognized in earnings (loss) unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related earnings effects of the hedged item pending recognition in earnings.

Earnings Per Common Unit

The computation of earnings per common unit is based on the weighted average number of common units outstanding during the applicable period. Basic earnings per common unit is determined by dividing net income allocated to the common units after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights), by the weighted average number of outstanding common units during the period.

When computing earnings per common unit in periods when distributions are greater than earnings, the amount of the incentive distribution rights, if any, is deducted from net income and allocated to our general partner for the corresponding period. The remaining amount of net income, after deducting the incentive distribution rights, is allocated between the general partner and common units based on how our partnership agreement allocates net losses.

When computing earnings per common unit in periods when earnings are greater than distributions, earnings are allocated to the general partner and common units based on how our partnership agreement would allocate earnings if the full amount of earnings for the period had been distributed. This allocation of net income does not impact our total net income, consolidated results of operations or total cash distributions; however, it may result in our general partner being allocated additional incentive distributions for purposes of our earnings per unit calculation, which could reduce net income per common unit. However, as required by our partnership agreement, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our general partner based on actual distributions.

The potentially dilutive securities issued by us include phantom units, which do not require an adjustment to the amount of net income used for computing dilutive earnings per common unit. The following table shows the potential common units that were included in computing diluted earnings per common unit (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average common units outstanding — used in basic earnings per common unit	42,278	38,670
Net dilutive potential common units issuable:
Phantom units	5	4
Weighted average common units and dilutive potential common units — used in diluted earnings per common unit	42,283	38,674

2.  March 2013 and March 2012 Contract Operations Acquisitions

In March 2013, we acquired from Exterran Holdings contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2013 Contract Operations Acquisition”). The acquired assets also included 204 compressor units, comprising approximately 99,000 horsepower, previously leased from Exterran Holdings to us and contracts relating to approximately 6,000 horsepower of compressor units we already owned and previously leased to Exterran Holdings. At the acquisition date, the acquired fleet assets had a net book value of $158.5 million, net of accumulated depreciation of $94.9 million. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs. In connection with this acquisition, we issued approximately 7.1 million common units and approximately 145,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.

In connection with this acquisition, we were allocated $3.1 million finite life intangible assets associated with customer relationships of Exterran Holdings’ North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. These intangible assets are being amortized through 2024, based on the present value of income expected to be realized from these intangible assets.

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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded capital distributions of $12.4 million and $28.2 million for the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, respectively, during the three months ended March 31, 2013 and 2012, respectively.

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Pro Forma Financial Information

Pro forma financial information during the three months ended March 31, 2013 and 2012 has been included to give effect to the additional assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition. The March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition are presented in the pro forma financial information as though both transactions occurred as of January 1, 2012. The pro forma financial information reflects the following transactions:

As related to the March 2013 Contract Operations Acquisition:

•                       our acquisition in March 2013 of certain contract operations customer service agreements and compression equipment from Exterran Holdings; and

•                       our issuance of approximately 7.1 million common units and approximately 145,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.

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

The pro forma financial information below is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had each transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The pro forma consolidated financial information below was derived by adjusting our historical financial statements.

The following table presents pro forma financial information during the three months ended March 31, 2013 and 2012 (in thousands, except per unit amounts):

	Three Months Ended March 31,
	2013	2012
Revenue	$118,407	$107,961
Net income	$18,876	$8,366
Basic earnings per common unit	$0.35	$0.15
Diluted earnings per common unit	$0.35	$0.15

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to the common unitholders by the weighted average number of common units expected to be outstanding after the completion of the transactions included in the pro forma consolidated financial statements. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to our general partner than to the holders of our common units. The pro forma net earnings (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, during the three months ended March 31, 2013. The pro forma net earnings (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional pro forma reduction of net income (loss) allocable to our limited partners of approximately $0.2 million for the three months ended March 31, 2012, which includes the amount of additional incentive distributions that would have occurred during the period.

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

The Omnibus Agreement will terminate upon a change of control of Exterran GP LLC, our general partner or us, and certain provisions of the Omnibus Agreement will terminate upon a change of control of Exterran Holdings. Provisions such as non-competition, transfers of compression equipment and caps on operating and selling, general and administrative (“SG&A”) expense will terminate on December 31, 2014, unless extended.

Pursuant to the Omnibus Agreement, we are permitted to purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and our conflicts committee. During the three months ended March 31, 2013 and 2012, we purchased $22.5 million and $23.7 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the three months ended March 31, 2013 and 2012 was recorded in our condensed consolidated balance sheets as property, plant and equipment of $20.3 million and $21.3 million, respectively, which represents the carrying value of the Exterran Holdings’ affiliates that sold it to us, and as a distribution of equity of $2.2 million and $2.4 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the three months ended March 31, 2013 and 2012, Exterran Holdings contributed to us $6.2 million and $2.1 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

If Exterran Holdings determines in good faith that we or Exterran Holdings’ contract operations services business need to transfer, exchange or lease compression equipment between Exterran Holdings and us, the Omnibus Agreement permits such equipment to be transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it, (2) agree to lease such compression equipment from the transferor or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. Unless the Omnibus Agreement is terminated earlier as discussed above, the transfer of compression equipment provisions described above will terminate on December 31, 2014.

During the three months ended March 31, 2013, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 43 compressor units, totaling approximately 20,900 horsepower with a net book value of approximately $9.1 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 46 compressor units, totaling approximately 13,800 horsepower with a net book value of approximately $5.2 million, to us. During the three months ended March 31, 2012, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 89 compressor units, totaling approximately 33,900 horsepower with a net book value of approximately $13.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 92 compressor units, totaling approximately 23,100 horsepower with a net book value of approximately $9.4 million, to us. During the three months ended March 31, 2013 and 2012, we recorded capital distributions of approximately $3.9 million and $3.6 million, respectively, related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At March 31, 2013, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $8.4 million and $2.8 million, respectively. During the three months ended March 31, 2013 and 2012, we had revenue of $0.1 million and $0.3 million, respectively, from Exterran Holdings related to the lease of our compression equipment. During the three months ended March 31, 2013 and 2012, we had cost of sales of $2.1 million and $2.8 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

During the three months ended March 31, 2013, we sold compression equipment with a net book value of $1.3 million to Exterran Holdings for $3.4 million. Under GAAP, assets sales between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration received and the carrying value of the assets sold is treated as a capital distribution or contribution. During the three months ended March 31, 2013, we recorded a capital contribution of $2.1 million related to the difference between the sales price and the carrying value of the compression equipment assets sold. During the three months ended March 31, 2012, we did not sell any compression equipment to Exterran Holdings.

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

Under the Omnibus Agreement, Exterran Holdings has agreed that, for a period that will terminate on December 31, 2014, our obligation to reimburse Exterran Holdings for any cost of sales that it incurs in the operation of our business and any cash SG&A expense allocated to us will be capped (after taking into account any such costs we incur and pay directly). Cost of sales is capped at $21.75 per operating horsepower per quarter through December 31, 2013 and at $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $9.0 million per quarter from June 10, 2011 through March 7, 2012 and $10.5 million per quarter from March 8, 2012 through March 31, 2013, and are capped at $12.5 million per quarter from April 1, 2013 through December 31, 2013 and at $15.0 million per quarter from January 1, 2014 through December 31, 2014. These caps may be subject to future adjustment or termination in connection with expansion of our operations through the acquisition or construction of new assets or businesses.

During the three months ended March 31, 2013 and 2012, our cost of sales exceeded the cap provided in the Omnibus Agreement by $3.5 million and $5.3 million, respectively, and our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.9 million and $2.5 million, respectively. The excess amounts over the caps are included in the condensed consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our condensed consolidated balance sheets and statements of cash flows.

4.  Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Revolving credit facility due November 2015	$—	$530,500
Term loan facility due November 2015	—	150,000
Revolving credit facility due May 2018	238,000	—
Term loan facility due May 2018	150,000	—
Senior Notes due April 2021 (presented net of the unamortized discount of $5.5 million as of March 31, 2013)	344,548	—
Long-term debt	$732,548	$680,500

In March 2012, we amended our senior secured credit agreement (the “Credit Agreement”) to increase the borrowing capacity under our revolving credit facility by $200.0 million to $750.0 million. In March 2013, we amended our Credit Agreement to reduce the borrowing capacity under our revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities provided for under the Credit Agreement to May 2018. The amendment decreased the applicable margins for our revolving credit and term loan facilities by 25 basis points and 50 basis points, respectively. Additionally, following the effectiveness of the amendment and upon the issuance of the 6% senior notes discussed below, the maximum allowed ratio of Total Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) increased to 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and the maximum allowed ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA is 4.0 to 1.0. As a result of the amendment to our Credit Agreement in March 2013, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations. During the three months ended March 31, 2013 and 2012, we incurred transaction costs of approximately $4.3 million and $0.5 million, respectively, related to the amendments to our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of March 31, 2013, we had undrawn and available capacity of $412.0 million under our revolving credit facility.

In March 2013, we issued $350.0 million aggregate principal amount of 6% Senior Notes due April 2021 (the “6% Notes”). We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. The 6% Notes were issued at an original issuance discount of $5.5 million, which will be amortized using the effective interest method at an interest rate of 6.25% over the term. During the three months ended March 31, 2013, we incurred transaction costs related to the issuance of the 6% Notes of approximately $7.6 million. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the 6% Notes. The 6% Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We offered and issued the 6% Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, we are required to register the 6% Notes no later than 365 days after March 27, 2013.

The 6% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the 6% Notes) and certain of our future subsidiaries. The 6% Notes and the guarantees are our and the guarantors’ general unsecured senior obligations, respectively, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 6% Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon the ability of our subsidiaries to distribute funds to us. EXLP Finance Corp. has no operations and will not have revenue other than as may be incidental as co-issuer of the debt securities. Because we have no independent operations, the guarantees are the full and unconditional and constitute joint and several obligations of our subsidiaries other than EXLP Finance Corp., and as a result we have not included condensed consolidated financial information of our subsidiaries.

Prior to April 1, 2017, we may redeem all or a part of the 6% Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 6% Notes prior to April 1, 2016 with the net proceeds of one or more equity offerings at a redemption price of 106.000% of the principal amount of the 6% Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 6% Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2017, we may redeem all or a part of the 6% Notes at redemption prices (expressed as percentages of principal amount) equal to 103.000% for the twelve-month period beginning on April 1, 2017, 101.500% for the twelve-month period beginning on April 1, 2018 and 100.000% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 6% Notes.

5.  Cash Distributions

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

•                       fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•                       thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2012:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2012 — 3/31/2012	May 15, 2012	$0.4975	$22.5 million
4/1/2012 — 6/30/2012	August 14, 2012	0.5025	22.8 million
7/1/2012 — 9/30/2012	November 14, 2012	0.5075	23.0 million
10/1/2012 — 12/31/2012	February 14, 2013	0.5125	23.3 million

(1)  Includes distributions to our general partner on its incentive distribution rights.

On April 29, 2013, our board of directors approved a cash distribution of $0.5175 per limited partner unit, or approximately $27.6 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2013 through March 31, 2013. The record date for this distribution is May 10, 2013 and payment is expected to occur on May 15, 2013.

6.  Unit-Based Compensation

Long-Term Incentive Plan

Our board of directors adopted the Exterran Partners, L.P. Long-Term Incentive Plan (the “Plan”) in October 2006 for employees, directors and consultants of us, Exterran Holdings and our respective affiliates. A maximum of 1,035,378 common units, common unit options, restricted units and phantom units are available under the Plan. The Plan is administered by our board of directors or a committee thereof (the “Plan Administrator”).

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair market value of a common unit.

Phantom Units

The following table presents phantom unit activity during the three months ended March 31, 2013:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2012	63,884	$23.62
Granted	55,334	23.76
Vested	(18,135)	24.46
Phantom units outstanding, March 31, 2013	101,083	23.55

As of March 31, 2013, we expect $2.4 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.4 years.

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

Interest Rate Risk

At March 31, 2013, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in November 2015. As of March 31, 2013, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, and, therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. During the three months ended March 31, 2013 and 2012, there was no ineffectiveness related to interest rate swaps. We estimate that $3.5 million of deferred losses attributable to existing interest rate swaps and included in our accumulated other comprehensive income (loss) at March 31, 2013, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,497)
Interest rate hedges	Interest rate swaps	(5,230)
Total derivatives		$(8,727)

	December 31, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,873)
Interest rate hedges	Interest rate swaps	(6,043)
Total derivatives		$(9,916)

	Three Months Ended March 31, 2013
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$216	Interest expense	$(1,068)

	Three Months Ended March 31, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(1,318)	Interest expense	$(1,260)

The counterparties to our derivative agreements are major international financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no specific collateral posted for our derivative instruments. The counterparties to our interest rate swaps are also lenders under our senior secured credit facility and, in that capacity, share proportionally in the collateral pledged under the related facility.

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

•                      Level 3 — Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, with pricing levels as of the date of valuation (in thousands):

	March 31, 2013			December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps liability	$—	$(8,727)	$—	$—	$(9,916)	$—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2013 and 2012, with pricing levels as of the date of valuation (in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$453	$—	$—	$359

Our estimate of the impaired long-lived assets’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

9.  Long-lived Asset Impairment

During the three months ended March 31, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 40 idle compressor units, representing approximately 7,000 horsepower, that we previously used to provide services. As a result of this decision, we performed an impairment review and, based on that review, recorded a $1.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of 8 idle compressor units, representing approximately 2,000 horsepower, that we previously used to provide services. As a result of this decision, we performed an impairment review and, based on that review, recorded a $0.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

10.  Unit Transactions

In March 2013, we completed the March 2013 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 7.1 million common units and approximately 145,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.

In March 2012, we sold, pursuant to a public underwritten offering, 4,965,000 common units representing limited partner interests in us, including 465,000 common units sold pursuant to an over-allotment option. The net proceeds from this offering of $114.6 million were used to repay borrowings outstanding under the revolving credit facility. In connection with this sale and as permitted under our partnership agreement, we issued approximately 101,000 general partner units to our general partner for it to maintain its approximate 2.0% general partner interest in us. Our general partner made a capital contribution to us in the amount of $2.4 million as consideration for such units.

As of March 31, 2013, after giving effect to the units issued in connection with the March 2013 Contract Operations Acquisition, Exterran Holdings owned 19,618,918 common units and 1,003,227 general partner units, collectively representing a 41% interest in us.

11.  Recent Accounting Developments

In February 2013, the Financial Accounting Standards Board issued an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income (loss). Under this update, entities are required to present changes in accumulated other comprehensive income (loss) by component, including the amount of the change that is due to reclassification and the amount that is due to current period other comprehensive income (loss). Entities are also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income. The disclosure amendments in this update require a prescribed presentation, but do not require any additional disclosures and are effective for reporting periods beginning after December 15, 2012. The new presentation requirements did not have a material impact on our condensed consolidated financial statements.

12.  Commitments and Contingencies

The Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem taxes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment.” Under the revised statute, we believe we are a Heavy Equipment Dealer and that our natural gas compressors are Heavy Equipment and were, therefore, required to file the 2012 property tax renditions under this new methodology. As a result of filing as a Heavy Equipment Dealer in Texas counties, a large number of Appraisal Review Boards have denied our position and petitions for review were filed in the appropriate district courts. The first of these cases is presently scheduled to take place in September 2013.

As a result of the new methodology, our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $1.3 million during the three months ended March 31, 2013. Since the change in methodology was enacted in 2012, we have recorded an aggregate benefit of $5.6 million as of March 31, 2013, of which approximately $0.8 million has been agreed to by a number of Appraisal Review Boards. If we are unsuccessful in any of the cases with the appraisal districts, we may also be subject to penalties and interest.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

March 2013 Contract Operations Acquisition

In March 2013, we acquired from Exterran Holdings contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2013 Contract Operations Acquisition”). The acquired assets also included 204 compressor units, comprising approximately 99,000 horsepower, previously leased from Exterran Holdings to us and contracts relating to approximately 6,000 horsepower of compressor units we already owned and previously leased to Exterran Holdings. At the acquisition date, the acquired fleet assets had a net book value of $158.5 million, net of accumulated depreciation of $94.9 million. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs. In connection with this acquisition, we issued approximately 7.1 million common units and approximately 145,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.

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

•             Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for the provision of such services, subject to certain limitations and the cost caps;

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

For further discussion of the Omnibus Agreement, please see Note 3 to the Financial Statements included in Part I, Item 1 of this report.

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

Natural gas consumption in the U.S. for the twelve months ended January 31, 2013 increased by approximately 5% over the twelve months ended January 31, 2012. The Energy Information Administration (“EIA”) estimates that natural gas consumption in the U.S. will increase by 1% in 2013 and will increase by an average of 0.5% per year thereafter until 2035. Natural gas marketed production in the U.S. for the twelve months ended January 31, 2013 increased by approximately 4% compared to the twelve months ended January 31, 2012. The EIA forecasts that total marketed production will remain relatively consistent in 2013 compared to 2012. In 2011, the U.S. accounted for an estimated annual production of approximately 24 trillion cubic feet of natural gas. The EIA estimates that the natural gas production level in the U.S. will be approximately 26 trillion cubic feet in calendar year 2035.

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

In the second half of 2011, Exterran Holdings, which provides all operational staff, corporate staff and support services necessary to operate our business, embarked on a multi-year plan to improve the profitability of its operations, including the operations of our business. Exterran Holdings implemented certain key profitability initiatives under this plan in 2012, and it expects to implement additional process initiatives intended to improve operating efficiency and reduce our cost structure throughout 2013.

During 2012 and the first three months of 2013, we saw steady drilling activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity led to strong demand and bookings for our contract operations services in these markets. This new development activity has increased the overall amount of compression horsepower in the industry and in our business; however, these increases continue to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. In early 2012, natural gas prices in the U.S. fell to their lowest levels in more than a decade. Since then, natural gas prices have improved, but still remain at low levels which could limit natural gas production growth, particularly in dry gas areas. We believe that the low natural gas price environment, as well as the recent capital investment in new equipment by our competitors and other third parties, could decrease demand for our services. A 1% decrease in average utilization of our contract operations fleet during the three months ended March 31, 2013 would have resulted in a decrease of approximately $1.1 million and $0.6 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

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

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Total Available Horsepower (at period end)(1)	2,352	2,084	2,094
Total Operating Horsepower (at period end)(1)	2,239	1,991	1,918
Average Operating Horsepower	1,982	1,960	1,763
Horsepower Utilization:
Spot (at period end)	95%	96%	92%
Average	95%	96%	92%

(1)         Includes compressor units with an aggregate horsepower of approximately 81,000, 163,000 and 160,000 leased from Exterran Holdings to us as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Excludes compressor units with an aggregate horsepower of approximately 12,000, 9,000 and 29,000 owned by us and leased to Exterran Holdings as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Summary of Results

Net income.  We recorded net income of $14.7 million and $4.5 million during the three months ended March 31, 2013 and 2012, respectively. The increase in net income during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily caused by improved gross margins, partially offset by higher depreciation and amortization and selling, general and administrative (“SG&A”) expenses, all of which were primarily impacted by the assets acquired in the March 2012 Contract Operations Acquisition.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $52.4 million and $40.0 million during the three months ended March 31, 2013 and 2012, respectively. The increase in EBITDA, as further adjusted, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily caused by improved gross margins, partially offset by higher SG&A expense, all of which were primarily impacted by the assets acquired in the March 2012 Contract Operations Acquisition. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Financial Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$106,062	$88,697
Gross margin(1)	59,010	44,584
Gross margin percentage	56%	50%
Expenses:
Depreciation and amortization	$22,706	$20,362
Long-lived asset impairment	1,540	805
Selling, general and administrative — affiliates	12,607	12,222
Interest expense	7,424	5,882
Other (income) expense, net	(407)	527
Provision for income taxes	407	281
Net income	$14,733	$4,505

(1)         Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2012 Contract Operations Acquisition as well as from organic growth in operating horsepower. Average operating horsepower was approximately 1,982,000 and 1,763,000 during the three months ended March 31, 2013 and 2012, respectively. The increase in revenue during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was also attributable to an increase in rates.

Gross Margin.  The increase in gross margin during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to the inclusion of results from the assets acquired in the March 2012 Contract Operations Acquisition, better management of field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings, an increase in rates, a $1.0 million benefit from ad valorem taxes primarily due to a change in tax law and a $0.8 million decrease in intercompany lease expense during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the March 2012 Contract Operations Acquisition.

Long-lived Asset Impairment.  During the three months ended March 31, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 40 idle compressor units, representing approximately 7,000 horsepower, that we previously used to provide services. As a result of this decision, we performed an impairment review and, based on that review, recorded a $1.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of 8 idle compressor units, representing approximately 2,000 horsepower, that we previously used to provide services. As a result of this decision, we performed an impairment review and, based on that review, recorded a $0.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2012 Contract Operations Acquisition and a $0.7 million increase in state and local taxes primarily related to sales tax audits. These increases were partially offset by the impact of a shift in the revenue mix of Exterran Holdings on its methodology to allocate SG&A expense to us and by a decrease of $0.8 million in bad debt expenses primarily resulting from recoveries of previously reserved receivables. SG&A expenses represented 12% and 14% of revenue during the three months ended March 31, 2013 and 2012, respectively.

Interest Expense.  The increase in interest expense was primarily due to a higher average balance of long-term debt during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and a charge of $0.7 million related to the write-off of unamortized deferred financing costs in conjunction with the amendment to our senior secured credit agreement during the three months ended March 31, 2013.

Other (Income) Expense, Net.  Other (income) expense, net, included $0.9 million and $0.2 million of gains on the sale of used compression equipment during the three months ended March 31, 2013 and 2012, respectively. Additionally, other (income) expense, net, during the three months ended March 31, 2013 and 2012 included $0.6 million of transaction costs associated with the March 2013 Contract Operations Acquisition and $0.7 million of transaction costs associated with the March 2012 Contract Operations Acquisition, respectively.

Provision for Income Taxes. The increase in our provision for income taxes during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to increased revenue subject to state-level taxation and recognition of certain tax related liabilities resulting from temporary taxable depreciation differences, partially offset by increased deductions, net of unrecognized tax benefits.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the three months ended March 31, 2013 and 2012, and our cash and working capital as of the end of the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$32,676	$21,007
Investing activities	(33,527)	(109,941)
Financing activities	1,011	89,189
Net change in cash and cash equivalents	$160	$255

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$302	$142
Working capital	35,636	1,661

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the March 2012 Contract Operations Acquisition and improved profitability in our operations, which included better management of field operating expenses and an increase in rates.

Investing Activities.  The decrease in net cash used in investing activities was primarily attributable to $77.4 million of cash used in the three months ended March 31, 2012 to pay a portion of the consideration for the March 2012 Contract Operations Acquisition. In addition, capital expenditures decreased by $1.4 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Capital expenditures during the three months ended March 31, 2013 were $32.7 million, consisting of $24.4 million for fleet growth capital and $8.3 million for compressor maintenance activities.

Financing Activities.  The decrease in net cash provided by financing activities was primarily due to $114.6 million of net proceeds we received during the three months ended March 31, 2012 from a public offering of common units, a $21.6 million repayment of borrowings from affiliates during the three months ended March 31, 2013 and an increase in payments of debt issuance costs of $10.8 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. These activities were partially offset by net borrowings of $52.0 million under our senior secured credit facility during the three months ended March 31, 2013 compared to a net repayment of $15.4 million during the three months ended March 31, 2012.

Working Capital.  The increase in working capital was primarily due to a decrease of $21.6 million in amounts due to affiliates during the three months ended March 31, 2013. The amounts due to affiliates at December 31, 2012 were primarily due to short-term funding for capital expenditures.

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $45 million to $50 million in equipment maintenance capital expenditures during 2013. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase (and that lease expense will be reduced).

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our senior secured credit facility and that we will be able to generate or borrow adequate amounts of cash under our senior secured credit facility to meet our needs over the next twelve months. Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund future capital expenditures with borrowings under our senior secured credit facility, issuance of additional common units and future debt offerings, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

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

Long-term Debt.  In November 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by

$150.0 million to $550.0 million in March 2011 and by $200.0 million to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities provided under the Credit Agreement to May 2018. As of March 31, 2013, we had undrawn and available capacity of $412.0 million under our revolving credit facility.

The revolving credit facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2013, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.25%. The weighted average annual interest rate on the outstanding balance of this facility at March 31, 2013, excluding the effect of interest rate swaps, was 2.5%.

The term loan facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. At March 31, 2013, all amounts outstanding under this facility were LIBOR loans and the applicable margin was 2.25%. The average annual interest rate on the outstanding balance of this facility at March 31, 2013, excluding the effect of interest rate swaps, was 2.5%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the March 2013 Contract Operations Acquisition closed during the first quarter of 2013, our Total Debt to EBITDA ratio was temporarily increased to 5.5 to 1.0 during the quarter ended March 31, 2013 and will continue at that level through September 30, 2013, reverting to 5.25 to 1.0 during the quarter ended December 31, 2013 and subsequent quarters. As of March 31, 2013, we maintained a 9.1 to 1.0 EBITDA to Total Interest Expense ratio, a 3.4 to 1.0 Total Debt to EBITDA ratio and a 1.8 to 1.0 Senior Secured Debt to EBITDA ratio. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. As of March 31, 2013, we were in compliance with all financial covenants under the Credit Agreement.

In March 2013, we issued $350.0 million aggregate principal amount of 6% Senior Notes due April 2021 (the “6% Notes”). We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. The 6% Notes were issued at an original issuance discount of $5.5 million, which will be amortized using the effective interest method at an interest rate of 6.25% over the term. The 6% Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We offered and issued the 6% Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, we are required to register the 6% Notes no later than 365 days after March 27, 2013.

The 6% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the 6% Notes) and certain of our future subsidiaries. The 6% Notes and the guarantees are our and the guarantors’ general unsecured senior obligations, respectively, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 6% Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon the ability of our subsidiaries to distribute funds to us.

Prior to April 1, 2017, we may redeem all or a part of the 6% Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 6% Notes prior to April 1, 2016 with the net proceeds of one or more equity offerings at a redemption price of 106.000% of the principal amount of the 6% Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 6% Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2017, we may redeem all or a part of the 6% Notes at redemption prices (expressed as percentages of principal amount) equal to 103.000% for the twelve-month period beginning on April 1, 2017, 101.500% for the twelve-month period beginning on April 1, 2018 and 100.000% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 6% Notes.

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

On April 29, 2013, our board of directors approved a cash distribution of $0.5175 per limited partner unit, or approximately $27.6 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the time period from January 1, 2013 through March 31, 2013. The record date for this distribution is May 10, 2013 and payment is expected to occur on May 15, 2013.

Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2014 (see Note 3 to the Financial Statements). Our cost of sales exceeded the cap provided in the Omnibus Agreement by $3.5 million and $5.3 million, respectively, during the three months ended March 31, 2013 and 2012. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.9 million and $2.5 million, respectively, during the three months ended March 31, 2013 and 2012. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see “— Non-GAAP Financial Measures” for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $5.4 million and $7.8 million lower during the three months ended March 31, 2013 and 2012, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distributions) would have been 1.15x and 0.85x, respectively, for the three month period ended March 31, 2013 and 2012, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.34x and 1.20x, respectively.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense and impairment charges. Each of these excluded expenses is material to our condensed consolidated statements of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary costs to support our operations and required partnership activities. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary costs to support our operations and required partnership activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income to our gross margin (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$14,733	$4,505
Depreciation and amortization	22,706	20,362
Long-lived asset impairment	1,540	805
Selling, general and administrative — affiliates	12,607	12,222
Interest expense	7,424	5,882
Other (income) expense, net	(407)	527
Provision for income taxes	407	281
Gross margin	$59,010	$44,584

We define EBITDA, as further adjusted, as net income (loss) excluding income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, other charges, non-cash SG&A costs and any amounts by which cost of sales and SG&A costs are reduced as a result of caps on these costs contained in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes. We believe EBITDA, as further adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization expense, impairment charges), tax consequences, caps on operating and SG&A costs, non-cash SG&A costs and reimbursements. Management uses EBITDA, as further adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as further adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income to EBITDA, as further adjusted (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$14,733	$4,505
Provision for income tax	407	281
Depreciation and amortization	22,706	20,362
Long-lived asset impairment	1,540	805
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	5,357	7,805
Non-cash selling, general and administrative costs — affiliates	253	345
Interest expense	7,424	5,882
EBITDA, as further adjusted	$52,420	$39,985

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

The following table reconciles our net income to distributable cash flow (in thousands):

	Three Months Ended March 31,
	2013		2012
Net income	$14,733		$4,505
Depreciation and amortization	22,706		20,362
Long-lived asset impairment	1,540		805
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	5,357		7,805
Non-cash selling, general and administrative costs — affiliates	253		345
Interest expense	7,424		5,882
Expensed acquisition costs	575		695
Less: Gain on sale of compression equipment	(935)		(174)
Less: Cash interest expense	(6,198)		(5,208)
Less: Maintenance capital expenditures	(8,349)		(8,117)
Distributable cash flow	$37,106		$26,900

Distributions declared to all unitholders for the period, including incentive distributions rights	$27,598		$22,480
Distributable cash flow coverage(1)	1.34	x	1.20	x

(1)         Defined as distributable cash flow divided by distributions declared to all unitholders for the period, including incentive distribution rights.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to variable interest rates under our financing arrangements.

As of March 31, 2013, after taking into consideration interest rate swaps, we had approximately $138.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2013 would result in an annual increase in our interest expense of approximately $1.4 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of March 31, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.  Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2011

2.2

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

2.3

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

10.1

Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

10.2 *

Second Amendment to Third Amended and Restated Omnibus Agreement, dated March 31, 2013, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

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

Date: May 2, 2013	EXTERRAN PARTNERS, L.P.

	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

	By:	EXTERRAN GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated May 23, 2011, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2011

2.2

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

2.3

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

10.1

Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

10.2 *

Second Amendment to Third Amended and Restated Omnibus Agreement, dated March 31, 2013, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

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