Form 10-Q
period 2013-06-30
EXTERRAN PARTNERS, L.P.
filed 2013-08-06
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

As of July 30, 2013, there were 49,409,481 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$11,650	$142
Accounts receivable, trade, net of allowance of $828 and $1,135, respectively	51,959	38,084
Total current assets	63,609	38,226
Property, plant and equipment	1,737,580	1,468,910
Accumulated depreciation	(613,701)	(491,615)
Property, plant and equipment, net	1,123,879	977,295
Goodwill	124,019	124,019
Intangible and other assets, net	36,023	23,996
Total assets	$1,347,530	$1,163,536

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$7,717	$9,621
Accrued interest	6,268	1,473
Due to affiliates, net	226	21,598
Current portion of interest rate swaps	3,276	3,873
Total current liabilities	17,487	36,565
Long-term debt	714,682	680,500
Interest rate swaps	—	6,043
Deferred income taxes	1,007	885
Other long-term liabilities	602	543
Total liabilities	733,778	724,536
Commitments and contingencies (Note 12)
Partners’ capital:
Common units, 49,456,901 and 42,313,731 units issued, respectively	600,722	436,587
General partner units, 2% interest with 1,003,227 and 858,583 equivalent units issued and outstanding, respectively	16,813	13,490
Accumulated other comprehensive loss	(2,709)	(10,094)
Treasury units, 47,420 and 43,630 common units, respectively	(1,074)	(983)
Total partners’ capital	613,752	439,000
Total liabilities and partners’ capital	$1,347,530	$1,163,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Revenue — third parties	$125,352	$97,007	$231,279	$185,452
Revenue — affiliates	101	164	236	416
Total revenue	125,453	97,171	231,515	185,868

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	50,809	45,446	97,861	89,559
Depreciation and amortization	27,030	22,788	49,736	43,150
Long-lived asset impairment	925	28,122	2,465	28,927
Selling, general and administrative — affiliates	15,203	13,450	27,810	25,672
Interest expense	10,299	6,399	17,723	12,281
Other (income) expense, net	(7,270)	(261)	(7,677)	266
Total costs and expenses	96,996	115,944	187,918	199,855
Income (loss) before income taxes	28,457	(18,773)	43,597	(13,987)
Provision for income taxes	561	277	968	558
Net income (loss)	$27,896	$(19,050)	$42,629	$(14,545)

General partner interest in net income (loss)	$2,111	$692	$3,883	$1,787
Common units interest in net income (loss)	$25,785	$(19,742)	$38,746	$(16,332)

Weighted average common units outstanding:
Basic	49,409	42,264	45,863	40,467
Diluted	49,424	42,264	45,874	40,467

Income (loss) per common unit:
Basic	$0.52	$(0.47)	$0.84	$(0.40)
Diluted	$0.52	$(0.47)	$0.84	$(0.40)

Distributions declared and paid per limited partner unit in respective periods	$0.5175	$0.4975	$1.0300	$0.9900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$27,896	$(19,050)	$42,629	$(14,545)
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	5,429	(1,444)	6,618	(1,818)
Amortization of terminated interest rate swaps	672	298	767	614
Total other comprehensive income (loss)	6,101	(1,146)	7,385	(1,204)
Comprehensive income (loss)	$33,997	$(20,196)	$50,014	$(15,749)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

(unaudited)

	Partners’ Capital						Accumulated Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2011	$420,960	37,308,402	$12,877	757,722	$(758)	(33,811)	$(9,313)	$423,766
Issuance of common units for vesting of phantom units		31,701						—
Treasury units purchased					(165)	(6,990)		(165)
Net proceeds from issuance of common units	114,530	4,965,000						114,530
Proceeds from sale of general partner units to Exterran Holdings			2,426	100,861				2,426
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	(28,221)							(28,221)
Contribution of capital, net	8,520		(18)					8,502
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(2,576)		(162)					(2,738)
Cash distributions	(39,386)		(2,674)					(42,060)
Unit-based compensation expense	479							479
Interest rate swap loss, net of reclassification to earnings							(1,818)	(1,818)
Amortization of terminated interest rate swaps							614	614
Net income (loss)	(16,332)		1,787					(14,545)
Balance, June 30, 2012	$457,974	42,305,103	$14,236	858,583	$(923)	(40,801)	$(10,517)	$460,770

Balance, December 31, 2012	$436,587	42,313,731	$13,490	858,583	$(983)	(43,630)	$(10,094)	$439,000
Issuance of common units for vesting of phantom units		19,643						—
Treasury units purchased					(91)	(3,790)		(91)
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	158,417	7,123,527	3,233	144,644				161,650
Transaction costs for registration of units	(68)							(68)
Contribution of capital, net	18,635		240					18,875
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(4,938)		(339)					(5,277)
Cash distributions	(47,235)		(3,694)					(50,929)
Unit-based compensation expense	578							578
Interest rate swap gain, net of reclassification to earnings							6,618	6,618
Amortization of terminated interest rate swaps							767	767
Net income	38,746		3,883					42,629
Balance, June 30, 2013	$600,722	49,456,901	$16,813	1,003,227	$(1,074)	(47,420)	$(2,709)	$613,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$42,629	$(14,545)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	49,736	43,150
Long-lived asset impairment	2,465	28,927
Amortization of deferred financing costs	1,738	741
Amortization of debt discount	146	—
Amortization of terminated interest rate swaps	767	614
Interest rate swaps	152	—
Unit-based compensation expense	588	485
Provision for (benefit from) doubtful accounts	(226)	545
Gain on sale of property, plant and equipment	(8,184)	(418)
Changes in assets and liabilities:
Accounts receivable, trade	(13,649)	(9,912)
Other liabilities	3,021	(3,271)
Net cash provided by operating activities	79,183	46,316

Cash flows from investing activities:
Capital expenditures	(74,486)	(51,455)
Payment to Exterran Holdings for a portion of the contract operations acquisitions	—	(77,415)
Proceeds from sale of property, plant and equipment	47,956	1,003
Decrease in amounts due from affiliates, net	—	1,184
Net cash used in investing activities	(26,530)	(126,683)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	842,536	609,000
Repayments of long-term debt	(808,500)	(616,350)
Distributions to unitholders	(50,929)	(42,060)
Net proceeds from issuance of common units	—	114,530
Net proceeds from sale of general partner units	—	2,426
Payments for debt issuance costs	(11,929)	(549)
Payments for settlement of interest rate swaps that include financing elements	(314)	—
Purchases of treasury units	(91)	(165)
Capital contribution from limited partners and general partner	9,454	14,126
Decrease in amounts due to affiliates, net	(21,372)	—
Net cash provided by (used in) financing activities	(41,145)	80,958

Net increase in cash and cash equivalents	11,508	591
Cash and cash equivalents at beginning of period	142	5
Cash and cash equivalents at end of period	$11,650	$596

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$15,149	$8,885
Contract operations equipment acquired/exchanged, net	$150,734	$57,615
Intangible assets allocated in contract operations acquisitions	$3,131	$5,005
Debt assumed in contract operations acquisitions	$—	$105,350
Non-cash capital distribution due to the contract operations acquisitions	$12,350	$28,221
Common units issued in contract operations acquisitions	$170,537	$—
General partner units issued in contract operations acquisitions	$3,463	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (“we,” “our,” “us,” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2012. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

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

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or general partner. Our accumulated other comprehensive income (loss) only consists of derivative financial instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative financial instruments that are designated as cash flow hedges and to the extent the hedge is effective, and the amortization of terminated interest rate swaps. See Note 7 for additional disclosures related to comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At June 30, 2013 and December 31, 2012, the estimated fair values of these financial instruments approximated their carrying values as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt has been estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt has been estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy. The following table summarizes the fair value and carrying value of our debt as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$344,682	$345,000	$—	$—
Floating rate debt	370,000	371,000	680,500	691,000
Total debt	$714,682	$716,000	$680,500	$691,000

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

Earnings Per Common Unit

The computation of earnings per common unit is based on the weighted average number of common units (also referred to as limited partner units) outstanding during the applicable period. Basic earnings per common unit is determined by dividing net income (loss)

allocated to the common units after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights), by the weighted average number of outstanding common units during the period.

When computing earnings per common unit in periods when distributions are greater than earnings, the amount of the incentive distribution rights, if any, is deducted from net income (loss) and allocated to our general partner for the corresponding period. The remaining amount of net income (loss), after deducting the incentive distribution rights, is allocated between the general partner and common units based on how our partnership agreement allocates net losses.

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

The potentially dilutive securities issued by us include phantom units, which do not require an adjustment to the amount of net income (loss) used for computing dilutive earnings per common unit. The following table shows the potential common units that were included in computing diluted earnings (loss) per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common units outstanding — used in basic earnings (loss) per common unit	49,409	42,264	45,863	40,467
Net dilutive potential common units issuable:
Phantom units	15	**	11	**
Weighted average common units and dilutive potential common units — used in diluted earnings (loss) per common unit	49,424	42,264	45,874	40,467

**               Excluded from diluted earnings (loss) per common unit as their inclusion would have been anti-dilutive.

The following table shows the potential number of common units that were excluded from computing diluted earnings (loss) per common unit as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net dilutive potential common units issuable:
Phantom units	—	9	—	7
Net dilutive potential common units issuable	—	9	—	7

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

In March 2012, we acquired from Exterran Holdings contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2012 Contract Operations Acquisition”). The acquired assets also included 139 compressor units, comprising approximately 75,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 10 million cubic feet per day that we used to provide processing services. At the acquisition date, the acquired fleet assets had a net book value of $149.5 million, net of accumulated depreciation of $67.0 million. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs. In connection with this acquisition, we assumed $105.4 million of Exterran Holdings’ long-term debt and paid $77.4 million in cash to Exterran Holdings.

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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded capital distributions of $12.4 million and $28.2 million for the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, respectively, during the six months ended June 30, 2013 and 2012, respectively.

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

Pro Forma Financial Information

Pro forma financial information for the six months ended June 30, 2013 and the three and six months ended June 30, 2012 has been included to give effect to the additional assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition. The March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition are presented in the pro forma financial information as though both transactions occurred as of January 1, 2012. The pro forma financial information reflects the following transactions:

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

The following table shows pro forma financial information for the six months ended June 30, 2013 and the three and six months ended June 30, 2012 (in thousands, except per unit amounts):

	Three Months Ended	Six Months Ended June 30,
	June 30, 2012	2013	2012
Revenue	$108,865	$243,860	$216,798
Net income (loss)	$(15,541)	$46,772	$(6,024)
Basic earnings (loss) per common unit	$(0.33)	$0.87	$(0.18)
Diluted earnings (loss) per common unit	$(0.33)	$0.87	$(0.18)

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma consolidated financial statements. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to our general partner than to our common unitholders. The pro forma net income (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the six months ended June 30, 2013. The pro forma net income (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional pro forma reduction of net income (loss) allocable to our limited partners of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively, which include the amount of additional incentive distributions that would have occurred during the period.

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

Pursuant to the Omnibus Agreement, we are permitted to purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and our conflicts committee. During the six months ended June 30, 2013 and 2012, we purchased $53.0 million and $27.3 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the six months ended June 30, 2013 and 2012 was recorded in our condensed consolidated balance sheets as property, plant and equipment of $47.7 million and $24.6 million, respectively, which represents the carrying value of the Exterran Holdings’ affiliates that sold it to us, and as a distribution of equity of $5.3 million and $2.7 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the six months ended June 30, 2013 and 2012, Exterran Holdings contributed to us $15.1 million and $8.9 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

During the six months ended June 30, 2013, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 146 compressor units, totaling approximately 63,000 horsepower with a net book value of approximately $27.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 155 compressor units, totaling approximately 41,500 horsepower with a net book value of approximately $19.2 million, to us. During the six months ended June 30, 2012, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 245 compressor units, totaling approximately 106,500 horsepower with a net book value of approximately $42.9 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 245 compressor units, totaling approximately 72,000 horsepower with a net book value of approximately $28.4 million, to us. During the six months ended June 30, 2013 and 2012, we recorded capital distributions of approximately $7.8 million and $14.5 million, respectively, related to the differences in net book value on the compression equipment that was exchanged with us. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At June 30, 2013, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $4.2 million and $1.6 million, respectively. During the six months ended June 30, 2013 and 2012, we had revenue of $0.2 million and $0.4 million, respectively, from Exterran Holdings related to the lease of our compression equipment. During the six months ended June 30, 2013 and 2012, we had cost of sales of $3.2 million and $4.9 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

During the six months ended June 30, 2013, we sold compression equipment with a net book value of $1.3 million to Exterran Holdings for $3.4 million. Under GAAP, assets sales between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration received and the carrying value of the assets sold is treated as a capital distribution or contribution. During the six months ended June 30, 2013, we recorded a capital contribution of $2.1 million related to the difference between the sales price and the carrying value of the compression equipment assets sold. During the six months ended June 30, 2012, we did not sell any compression equipment to Exterran Holdings.

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

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $1.7 million and $3.5 million during the three months ended June 30, 2013 and 2012, respectively, and by $5.2 million and $8.8 million during the six months ended June 30, 2013 and 2012, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $2.4 million and $2.8 million during the three months ended June 30, 2013 and 2012, respectively, and by $4.3 million and $5.3 million during the six months ended June 30, 2013 and 2012, respectively. The excess amounts over the caps are included in the condensed consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our condensed consolidated balance sheets and statements of cash flows.

4.  Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Revolving credit facility due November 2015	$—	$530,500
Term loan facility due November 2015	—	150,000
Revolving credit facility due May 2018	220,000	—
Term loan facility due May 2018	150,000	—
6% senior notes due April 2021 (presented net of the unamortized discount of $5.3 million as of June 30, 2013)	344,682	—
Long-term debt	$714,682	$680,500

In March 2012, we amended our senior secured credit agreement (the “Credit Agreement”) to increase the borrowing capacity under our revolving credit facility by $200.0 million to $750.0 million. In March 2013, we amended our Credit Agreement to reduce the borrowing capacity under our revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities under the Credit Agreement to May 2018. The amendment decreased the applicable margins for our revolving credit and term loan facilities by 25 basis points and 50 basis points, respectively. Additionally, following the effectiveness of the amendment and upon the issuance of the 6% senior notes discussed below, the maximum allowed ratio of Total Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) increased to 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and the maximum allowed ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA is 4.0 to 1.0. As a result of the amendment to our Credit Agreement in March 2013, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations. During the first quarter of 2013 and 2012, we incurred transaction costs of approximately $4.3 million and $0.5 million, respectively, related to the amendments to our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of June 30, 2013, we had undrawn and available capacity of $430.0 million under our revolving credit facility.

In March 2013, we issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “6% Notes”). We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. The 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the first quarter of 2013, we incurred transaction costs related to the issuance of the 6% Notes of approximately $7.6 million. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the 6% Notes. The 6% Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We offered and issued the 6% Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, we are required to register the 6% Notes no later than 365 days after March 27, 2013.

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

•                       fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•                       thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2012 and 2013:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2012 — 3/31/2012	May 15, 2012	$0.4975	$22.5 million
4/1/2012 — 6/30/2012	August 14, 2012	0.5025	22.8 million
7/1/2012 — 9/30/2012	November 14, 2012	0.5075	23.0 million
10/1/2012 — 12/31/2012	February 14, 2013	0.5125	23.3 million
1/1/2013 — 3/31/2013	May 15, 2013	0.5175	27.6 million

(1)  Includes distributions to our general partner on its incentive distribution rights.

On July 30, 2013, our board of directors approved a cash distribution of $0.5225 per limited partner unit, or approximately $27.9 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from April 1, 2013 through June 30, 2013. The record date for this distribution is August 9, 2013 and payment is expected to occur on August 14, 2013.

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

Phantom Units

The following table presents phantom unit activity during the six months ended June 30, 2013:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2012	63,884	$23.62
Granted	55,334	23.76
Vested	(19,643)	24.28
Phantom units outstanding, June 30, 2013	99,575	23.57

As of June 30, 2013, we expect $2.4 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.1 years.

7.  Accounting for Derivatives

We are exposed to market risks primarily associated with changes in interest rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

In May 2013, we amended our existing interest rate swap agreements with a notional value of $250.0 million to adjust the fixed interest rates and extend the maturity dates to May 2018 consistent with the maturity date of our Credit Agreement. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, we de-designated the original hedge relationships as of the termination date and designated the new hedge relationships under the amended terms. The original hedge relationships qualified for hedge accounting and were included at their fair value in our balance sheet as a liability and accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements immediately prior to the execution of the amendments was a liability of $8.8 million. The associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. During the three months ended June 30, 2013, we reclassified $0.6 million of losses from these terminated interest rate swaps into interest expense. We estimate that $3.8 million of deferred losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

At June 30, 2013, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in May 2018. As of June 30, 2013, the weighted average effective fixed interest rate on our interest rate swaps was 1.7%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. The swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate and therefore, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.2 million of interest income during each of the three and six month periods ended June 30, 2013 due to ineffectiveness related to interest rate swaps. There was no ineffectiveness related to interest rate swaps during the three and six months ended June 30, 2012. We estimate that $3.3 million of deferred losses attributable to existing interest rate swaps and included in our accumulated other comprehensive income (loss) at June 30, 2013, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statement of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$132
Interest rate hedges	Current portion of interest rate swaps	(3,276)
Total derivatives		$(3,144)

	December 31, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,873)
Interest rate hedges	Interest rate swaps	(6,043)
Total derivatives		$(9,916)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$4,484	Interest expense	$(1,617)	$4,700	Interest expense	$(2,685)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,405)	Interest expense	$(1,259)	$(3,723)	Interest expense	$(2,519)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, with pricing levels as of the date of valuation (in thousands):

	June 30, 2013			December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$132	$—	$—	$—	$—
Interest rate swaps liability	—	(3,276)	—	—	(9,916)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2013 and 2012, with pricing levels as of the date of valuation (in thousands):

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$927	$—	$—	$7,436

Our estimate of the impaired long-lived assets’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. Because we expected the disposition of the fleet assets we impaired during the second quarter of 2012 to take more than twelve months, we discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 10.4%.

9.  Long-Lived Asset Impairment

During the six months ended June 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 60 idle compressor units, representing approximately 12,000 horsepower, that we previously used to provide services. As a result, we performed an impairment review and recorded a $2.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the six months ended June 30, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 260 idle compressor units, representing approximately 69,000 horsepower, that we previously used to provide services. As a result, we performed an impairment review and recorded a $21.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our fleet in 2012, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $7.4 million to reduce the book value of each unit to its estimated fair value.

10.  Unit Transactions

In March 2013, we completed the March 2013 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 7.1 million common units and approximately 145,000 general partner units to Exterran Holdings’ wholly-owned subsidiaries.

In March 2012, we sold, pursuant to a public underwritten offering, 4,965,000 common units representing limited partner interests in us, including 465,000 common units sold pursuant to an over-allotment option. The net proceeds from this offering of $114.5 million were used to repay borrowings outstanding under our revolving credit facility. In connection with this sale and as permitted under our partnership agreement, we issued and sold approximately 101,000 general partner units to our general partner for it to maintain its approximate 2.0% general partner interest in us. Our general partner made a capital contribution to us in the amount of $2.4 million as consideration for such units.

As of June 30, 2013, Exterran Holdings owned 19,618,918 common units and 1,003,227 general partner units, collectively representing a 41% interest in us.

11.  Recent Accounting Developments

In February 2013, the Financial Accounting Standards Board issued an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income (loss). Under this update, entities are required to present changes in accumulated other comprehensive income (loss) by component including the amount of the change that is due to reclassification and the amount that is due to current period other comprehensive income (loss). Entities are also required to present on the face of the financials where net income (loss) is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss). The disclosure amendments in this update require a prescribed presentation, but do not require any additional disclosures and are effective for reporting periods beginning after December 15, 2012. The new presentation requirements did not have a material impact on our condensed consolidated financial statements.

12.  Commitments and Contingencies

The Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. Under the revised statute, we believe we are a Heavy Equipment Dealer and that our natural gas compressors are Heavy Equipment and, therefore, are required to file our ad valorem tax renditions under this new methodology. As a result of filing as a Heavy Equipment Dealer in Texas counties, a large number of appraisal review boards have denied our position, and we have filed petitions for review in the appropriate district courts. The first of these cases is presently scheduled to commence in September 2013.

As a result of the new methodology, our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $2.9 million during the six months ended June 30, 2013. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $7.2 million as of June 30, 2013, of which approximately $1.3 million has been agreed to by a number of appraisal review boards and county appraisal districts. If we are unsuccessful in any of the cases with the appraisal districts, the additional ad valorem tax payments may also be subject to penalties and interest.

We are subject to a number of state and local taxes that are not income-based. Many of these taxes are subject to audit by the taxing authorities, and therefore, it is possible that an audit could result in us making additional tax payments. We accrue for such additional tax payments resulting from an audit when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. We do not believe that such payments would be material to our consolidated financial position but cannot provide assurance that the resolution of an audit would not be material to our results of operations or cash flows for the period in which the resolution occurs.

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

General

Exterran Partners, L.P. (“we,” “our,” “us,” or “the Partnership”) is a publicly held Delaware limited partnership formed in 2006 to acquire certain contract operations customer service agreements and a compressor fleet used to provide compression services under those agreements. We completed our initial public offering in October 2006.

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

March 2012 Contract Operations Acquisition

In March 2012, we acquired from Exterran Holdings contract operations customer service agreements with 39 customers and a fleet of 406 compressor units used to provide compression services under those agreements, comprising approximately 188,000 horsepower, or 5% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2012 Contract Operations Acquisition”). The acquired assets also included 139 compressor units, comprising approximately 75,000 horsepower, previously leased from Exterran Holdings to us, and a natural gas processing plant with a capacity of 10 million cubic feet per day that we used to provide processing services. At the acquisition date, the acquired fleet assets had a net book value of $149.5 million, net of accumulated depreciation of $67.0 million. Total consideration for the transaction was approximately $182.8 million, excluding transaction costs. In connection with this acquisition, we assumed $105.4 million of Exterran Holdings’ long-term debt and paid $77.4 million in cash to Exterran Holdings.

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

Natural gas consumption in the U.S. for the twelve months ended April 30, 2013 increased by approximately 7% over the twelve months ended April 30, 2012, and is expected to increase by 0.6% in 2013 and by an average of 0.5% per year thereafter until 2035 according to the U.S. Energy Information Administration (“EIA”).

Natural gas marketed production in the U.S. for the twelve months ended April 30, 2013 increased by approximately 2% over the twelve months ended April 30, 2012. The EIA forecasts that total U.S. marketed production will remain relatively consistent in 2013 compared to 2012. In 2011, the U.S. accounted for an estimated annual production of approximately 24 trillion cubic feet of natural gas. The EIA estimates that the U.S. natural gas production level will be approximately 26 trillion cubic feet in 2035.

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

In the second half of 2011, Exterran Holdings, which provides all operational staff, corporate staff and support services necessary to operate our business, embarked on a multi-year plan to improve the profitability of its operations, including the operations of our business. Exterran Holdings implemented certain key profitability initiatives associated with this plan in 2012, and it expects to implement additional process initiatives intended to improve operating efficiency and reduce our cost structure throughout 2013.

During 2012 and the first six months of 2013, we saw steady activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity led to higher demand and bookings for our contract operations services in these markets. This new development activity has increased the overall amount of compression horsepower in the industry and in our business; however, these increases continue to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. In early 2012, natural gas prices in the U.S. fell to their lowest levels in more than a decade. Since then, natural gas prices have improved, but still remain at low levels which could limit natural gas production growth, particularly in dry gas areas. We believe that the low natural gas price environment, as well as the recent capital investment in new equipment by our competitors and other third parties, could decrease demand for our services. A 1% decrease in average utilization of our contract operations fleet during the six months ended June 30, 2013 would have resulted in a decrease of approximately $2.3 million and $1.3 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

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

Operating Highlights

The following table summarizes our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Available Horsepower (at period end)(1)(2)	2,366	2,026	2,366	2,026
Total Operating Horsepower (at period end)(1)	2,231	1,908	2,231	1,908
Average Operating Horsepower	2,236	1,916	2,090	1,828
Horsepower Utilization:
Spot (at period end)(2)	94%	94%	94%	94%
Average	94%	91%	95%	91%

(1)         Includes compressor units with an aggregate horsepower of approximately 91,000 and 158,000 leased from Exterran Holdings as of June 30, 2013 and 2012, respectively. Excludes compressor units with an aggregate horsepower of approximately 6,000 and 20,000 owned by us and leased to Exterran Holdings as of June 30, 2013 and 2012, respectively.

(2)         Amounts for the periods ended June 30, 2012 exclude approximately 67,000 horsepower of idle compressor units that were removed from the compressor fleet as a result of the June 2012 impairment review.

Summary of Results

Net income (loss).  We recorded net income of $27.9 million and $42.6 million during the three and six months ended June 30, 2013, respectively, and net loss of $19.1 million and $14.5 million during the three and six months ended June 30, 2012, respectively. Net income during the three and six months ended June 30, 2013 benefitted from a $27.2 million and $26.5 million decrease, respectively, in long-lived asset impairments compared to the three and six months ended June 30, 2012. Net income during the three and six months ended June 30, 2013 was also favorably impacted by $6.5 million of revenue with no incremental costs and $6.8 million of gain on sale of property, plant and equipment due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants. The increase in net income during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was also attributable to the impact of the assets acquired in the March 2013 Contract Operations Acquisition, including improved gross margins, partially offset by higher depreciation and amortization and selling, general and administrative (“SG&A”) expenses. The increase in net income during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was also attributable to the impact of the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, including improved gross margins, partially offset by higher depreciation and amortization and SG&A expenses.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $71.1 million and $123.6 million during the three and six months ended June 30, 2013, respectively, and $45.0 million and $85.0 million during the three and six months ended June 30, 2012, respectively. The increase in EBITDA, as further adjusted, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily caused by improved gross margins, partially offset by higher SG&A expense, all of which were impacted by the assets acquired in the March 2013 Contract Operations Acquisition. EBITDA, as further adjusted, during the three and six months ended June 30, 2013 was also favorably impacted by $6.5 million of revenue with no incremental costs and

$6.8 million of gain on sale of property, plant and equipment due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants. The increase in EBITDA, as further adjusted, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily caused by improved gross margins, partially offset by higher SG&A expense, all of which were impacted by the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Financial Results of Operations

The Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Three Months Ended June 30,
	2013	2012
Revenue	$125,453	$97,171
Gross margin(1)	74,644	51,725
Gross margin percentage	59%	53%
Expenses:
Depreciation and amortization	$27,030	$22,788
Long-lived asset impairment	925	28,122
Selling, general and administrative — affiliates	15,203	13,450
Interest expense	10,299	6,399
Other (income) expense, net	(7,270)	(261)
Provision for income taxes	561	277
Net income (loss)	$27,896	$(19,050)

(1)         Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2013 Contract Operations Acquisition as well as from organic growth in operating horsepower. Average operating horsepower was approximately 2,236,000 and 1,916,000 during the three months ended June 30, 2013 and 2012, respectively. The increase in revenue during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was also attributable to an increase in rates and a $6.5 million increase in revenue due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants.

Gross Margin.  The increase in gross margin during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to the inclusion of the results from the assets acquired in the March 2013 Contract Operations Acquisition, better management of field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings, an increase in rates, a $6.5 million increase in revenue with no incremental costs due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants and a $0.9 million decrease in intercompany lease expense.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to additional depreciation expense on compression equipment additions, including the assets acquired in the March 2013 Contract Operations Acquisition.

Long-Lived Asset Impairment.  During the three months ended June 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 20 idle compressor units, representing approximately 5,000 horsepower, that we previously used to provide services. As a result, we performed an impairment review and recorded a $0.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended June 30, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 250 idle compressor units, representing approximately 67,000 horsepower, that we previously used to provide services. As a result, we performed an impairment review and recorded a $20.7 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. As of June 30, 2012, the average age of the impaired idle units was 27 years.

In connection with our review of our fleet in 2012, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $7.4 million to reduce the book value of each unit to its estimated fair value.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2013 Contract Operations Acquisition, partially offset by a $0.7 million decrease in state and local taxes primarily related to sales tax audits. SG&A expenses represented 12% and 14% of revenue during the three months ended June 30, 2013 and 2012, respectively.

Interest Expense.  The increase in interest expense during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to a higher average balance of long-term debt and an increase in the weighted average effective interest rate on our debt caused by the issuance of the 6% senior notes (the “6% Notes”) in March 2013.

Other (Income) Expense, Net.  Other (income) expense, net, included $7.2 million of gain on sale of property, plant and equipment primarily resulting from the exercise of purchase options by our customer on two natural gas processing plants during the three months ended June 30, 2013. Other (income) expense, net, included $0.2 million of gain on sale of property, plant and equipment during the three months ended June 30, 2012.

Provision for Income Taxes.  The increase in our provision for income taxes during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to increased revenue subject to state-level taxation and recognition of certain tax related liabilities resulting from temporary taxable depreciation differences, partially offset by increased deductions, net of unrecognized tax benefits.

The Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Revenue	$231,515	$185,868
Gross margin(1)	133,654	96,309
Gross margin percentage	58%	52%
Expenses:
Depreciation and amortization	$49,736	$43,150
Long-lived asset impairment	2,465	28,927
Selling, general and administrative — affiliates	27,810	25,672
Interest expense	17,723	12,281
Other (income) expense, net	(7,677)	266
Provision for income taxes	968	558
Net income (loss)	$42,629	$(14,545)

(1)         For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, as well as from organic growth in operating horsepower. Average operating horsepower was approximately 2,090,000 and 1,828,000 during the six months ended June 30, 2013 and 2012, respectively. The increase in revenue during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was also attributable to an increase in rates and a $6.5 million increase in revenue due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants.

Gross Margin.  The increase in gross margin during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to the inclusion of the results from the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, better management of field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings, an increase in rates, a $6.5 million increase in revenue with no incremental costs due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants and a $1.7 million decrease in intercompany lease expense during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to additional depreciation expense on compression equipment additions, including the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition.

Long-Lived Asset Impairment.  During the six months ended June 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 60 idle compressor units, representing approximately 12,000 horsepower, that we previously used to provide services. As a result, we performed an impairment review and recorded a $2.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the six months ended June 30, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 260 idle compressor units, representing approximately 69,000 horsepower, that we previously used to provide services. As a result, we performed an impairment review and recorded a $21.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. As of June 30, 2012, the average age of the impaired idle units was 27 years.

In connection with our review of our fleet in 2012, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $7.4 million to reduce the book value of each unit to its estimated fair value.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, partially offset by a decrease of $0.8 million in bad debt expenses primarily resulting from recoveries of previously reserved receivables. SG&A expenses represented 12% and 14% of revenue during the six months ended June 30, 2013 and 2012, respectively.

Interest Expense.  The increase in interest expense during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to a higher average balance of long-term debt, an increase in the weighted average effective interest rate on our debt caused by the issuance of the 6% Notes in March 2013 and a charge of $0.7 million related to the write-off of unamortized deferred financing costs in conjunction with the amendment to our senior secured credit agreement (the “Credit Agreement”).

Other (Income) Expense, Net.  Other (income) expense, net, included $8.2 million of gain on sale of property, plant and equipment primarily resulting from the exercise of purchase options by our customer on two natural gas processing plants during the six months ended June 30, 2013. Other (income) expense, net, included $0.4 million of gain on sale of property, plant and equipment during the six months ended June 30, 2012. Additionally, other (income) expense, net, during the six months ended June 30, 2013 and 2012 included $0.6 million of transaction costs associated with the March 2013 Contract Operations Acquisition and $0.7 million of transaction costs associated with the March 2012 Contract Operations Acquisition, respectively.

Provision for Income Taxes.  The increase in our provision for income taxes during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to increased revenue subject to state-level taxation and recognition of certain tax related liabilities resulting from temporary taxable depreciation differences, partially offset by increased deductions, net of unrecognized tax benefits.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the six months ended June 30, 2013 and 2012, and our cash and working capital as of the end of the periods presented (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$79,183	$46,316
Investing activities	(26,530)	(126,683)
Financing activities	(41,145)	80,958
Net change in cash and cash equivalents	$11,508	$591

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$11,650	$142
Working capital	46,122	1,661

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition and improved profitability in our operations, which included better management of field operating expenses, an increase in rates and a $6.5 million increase in revenue with no incremental costs due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants. These activities were partially offset by higher interest payments during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Investing Activities.  The decrease in net cash used in investing activities was primarily attributable to $77.4 million of cash used during the six months ended June 30, 2012 to pay a portion of the consideration for the March 2012 Contract Operations Acquisition and a $47.0 million increase in proceeds from sale of property, plant and equipment during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These activities were partially offset by increased capital expenditures of $23.0 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Capital expenditures during the six months ended June 30, 2013 were $74.5 million, consisting of $56.6 million for fleet growth capital and $17.9 million for compressor maintenance activities.

Financing Activities.  The increase in net cash used by financing activities was primarily due to $114.5 million of net proceeds we received during the six months ended June 30, 2012 from a public offering of common units, $21.4 million of net repayments of borrowings from affiliates during the six months ended June 30, 2013 and an increase in payments of debt issuance costs of $11.4 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These activities were partially offset by net borrowings of $34.0 million under our debt facilities during the six months ended June 30, 2013 compared to net repayments of $7.4 million during the six months ended June 30, 2012.

Working Capital.  The increase in working capital was primarily due to a decrease of $21.4 million in amounts due to affiliates, a $13.9 million increase in net trade receivables and $11.5 million increase in cash and cash equivalents during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The amounts due to affiliates at December 31, 2012 were primarily due to short-term funding for capital expenditures.

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

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our senior secured credit facility and that we will be able to generate cash or borrow adequate amounts of cash under our senior secured credit facility to meet our needs over the next twelve months. Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund these future capital expenditures with borrowings under our senior secured credit facility, issuance of additional common units and future debt offerings, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

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

Long-term Debt.  In November 2010, we entered into an amendment and restatement of our Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased by $150.0 million to $550.0 million in March 2011 and by $200.0 million to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities provided under the Credit Agreement to May 2018. As of June 30, 2013, we had undrawn and available capacity of $430.0 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2013, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.25%. The weighted average annual interest rate on the outstanding balance of these facilities at June 30, 2013, excluding the effect of interest rate swaps, was 2.5%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the March 2013 Contract Operations Acquisition closed during the first quarter of 2013, our Total Debt to EBITDA ratio was temporarily increased to 5.5 to 1.0 during the quarter ended March 31, 2013 and will continue at that level through September 30, 2013, reverting to 5.25 to 1.0 during the quarter ended December 31, 2013 and subsequent quarters. As of June 30, 2013, we maintained an 8.8 to 1.0 EBITDA to Total Interest Expense ratio, a 3.0 to 1.0 Total Debt to EBITDA ratio and a 1.6 to 1.0 Senior Secured Debt to EBITDA ratio. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. As of June 30, 2013, we were in compliance with all financial covenants under the Credit Agreement.

In March 2013, we issued $350.0 million aggregate principal amount of the 6% Notes due April 2021. We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. The 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. The 6% Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We offered and issued the 6% Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, we are required to register the 6% Notes no later than 365 days after March 27, 2013.

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

We entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At June 30, 2013, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. Our interest rate swaps expire in May 2018. As of June 30, 2013, the weighted average effective fixed interest rate on our interest rate swaps was 1.7%. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of our interest rate swap agreements.

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

On July 30, 2013, our board of directors approved a cash distribution of $0.5225 per limited partner unit, or approximately $27.9 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from April 1, 2013 through June 30, 2013. The record date for this distribution is August 9, 2013 and payment is expected to occur on August 14, 2013.

Pursuant to the Omnibus Agreement between us and Exterran Holdings, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2014 (see Note 3 to the Financial Statements). Our cost of sales exceeded the cap provided in the Omnibus Agreement by $1.7 million and $3.5 million during the three months ended June 30, 2013 and 2012, respectively, and by $5.2 million and $8.8 million during the six months ended June 30, 2013 and 2012, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $2.4 million and $2.8 million during the three months ended June 30, 2013 and 2012, respectively, and by $4.3 million and $5.3 million during the six months ended June 30, 2013 and 2012, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see “— Non-GAAP Financial Measures” for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $4.1 million and $6.3 million lower during the three months ended June 30, 2013 and 2012, respectively, and $9.5 million and $14.1 million lower during the six months ended June 30, 2013 and 2012, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distributions) would have been 1.46x and 0.92x for the three months ended June 30, 2013 and 2012, respectively, and 1.30x and 0.89x for the six months ended June 30, 2013 and 2012, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.60x and 1.20x during the three months ended June 30, 2013 and 2012, respectively, and 1.47x and 1.20x during the six months ended June 30, 2013 and 2012, respectively.

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

The following table reconciles our net income (loss) to our gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$27,896	$(19,050)	$42,629	$(14,545)
Depreciation and amortization	27,030	22,788	49,736	43,150
Long-lived asset impairment	925	28,122	2,465	28,927
Selling, general and administrative — affiliates	15,203	13,450	27,810	25,672
Interest expense	10,299	6,399	17,723	12,281
Other (income) expense, net	(7,270)	(261)	(7,677)	266
Provision for income taxes	561	277	968	558
Gross margin	$74,644	$51,725	$133,654	$96,309

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

The following table reconciles our net income (loss) to EBITDA, as further adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$27,896	$(19,050)	$42,629	$(14,545)
Provision for income taxes	561	277	968	558
Depreciation and amortization	27,030	22,788	49,736	43,150
Long-lived asset impairment	925	28,122	2,465	28,927
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	4,097	6,321	9,454	14,126
Non-cash selling, general and administrative costs — affiliates	335	140	588	485
Interest expense	10,299	6,399	17,723	12,281
EBITDA, as further adjusted	$71,143	$44,997	$123,563	$84,982

We define distributable cash flow as net income (loss) plus depreciation and amortization expense, impairment charges, non-cash SG&A costs, interest expense and any amounts by which cost of sales and SG&A costs are reduced as a result of caps on these costs contained in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes, less cash interest expense (excluding amortization of deferred financing fees, amortization of debt discount and non-cash transactions related to interest rate swaps) and maintenance capital expenditures, and excluding gains or losses on asset sales and other charges. We believe distributable cash flow is an important measure of operating performance because it allows management, investors and others to compare basic cash flows we generate (prior to the establishment of any retained cash reserves by our general partner) to the cash distributions we expect to pay our unitholders. Using distributable cash flow, management can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.

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

The following table reconciles our net income (loss) to distributable cash flow (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Net income (loss)	$27,896		$(19,050)		$42,629		$(14,545)
Depreciation and amortization	27,030		22,788		49,736		43,150
Long-lived asset impairment	925		28,122		2,465		28,927
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	4,097		6,321		9,454		14,126
Non-cash selling, general and administrative costs — affiliates	335		140		588		485
Interest expense	10,299		6,399		17,723		12,281
Expensed acquisition costs	—		—		575		695
Less: Gain on sale of property, plant and equipment	(7,249)		(244)		(8,184)		(418)
Less: Cash interest expense	(9,036)		(5,718)		(15,234)		(10,926)
Less: Maintenance capital expenditures	(9,558)		(11,416)		(17,907)		(19,533)
Distributable cash flow	$44,739		$27,342		$81,845		$54,242

Distributions declared to all unitholders for the period, including incentive distributions rights	$27,927		$22,762		$55,525		$45,242
Distributable cash flow coverage(1)	1.60	x	1.20	x	1.47	x	1.20	x

(1)         Defined as distributable cash flow divided by distributions declared to all unitholders for the period, including incentive distribution rights.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk due to changes in interest rates under our financing arrangements. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

As of June 30, 2013, after taking into consideration interest rate swaps, we had approximately $120.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2013 would result in an annual increase in our interest expense of approximately $1.2 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of June 30, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
2.1

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

2.2

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

3.1

Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2

Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3

First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

3.4

Certificate of Limited Partnership of UCO General Partner, LP (now Exterran General Partner, L.P.), incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.5

Amended and Restated Limited Partnership Agreement of UCO General Partner, LP (now Exterran General Partner, L.P.), incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

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

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*                                         Filed herewith.

**                                  Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2013	EXTERRAN PARTNERS, L.P.

	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

	By:	EXTERRAN GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated February 22, 2012, by and among Exterran Holdings, Inc., Exterran Energy Corp., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

2.2

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

3.1

Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2

Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3

First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

3.4

Certificate of Limited Partnership of UCO General Partner, LP (now Exterran General Partner, L.P.), incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.5

Amended and Restated Limited Partnership Agreement of UCO General Partner, LP (now Exterran General Partner, L.P.), incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

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

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*           Filed herewith.

**         Furnished, not filed.