Form 10-Q
period 2013-09-30
EXTERRAN PARTNERS, L.P.
filed 2013-11-06
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

As of October 29, 2013, there were 49,409,481 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$251	$142
Accounts receivable, trade, net of allowance of $557 and $1,135, respectively	48,364	38,084
Due from affiliates, net	6,045	—
Total current assets	54,660	38,226
Property, plant and equipment	1,764,940	1,468,910
Accumulated depreciation	(630,783)	(491,615)
Property, plant and equipment, net	1,134,157	977,295
Goodwill	124,019	124,019
Intangible and other assets, net	34,504	23,996
Total assets	$1,347,340	$1,163,536

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$8,426	$9,621
Accrued interest	11,394	1,473
Due to affiliates, net	—	21,598
Current portion of interest rate swaps	3,374	3,873
Total current liabilities	23,194	36,565
Long-term debt	719,818	680,500
Interest rate swaps	1,230	6,043
Deferred income taxes	1,072	885
Other long-term liabilities	602	543
Total liabilities	745,916	724,536
Commitments and contingencies (Note 12)
Partners’ capital:
Common units, 49,456,901 and 42,313,731 units issued, respectively	589,708	436,587
General partner units, 2% interest with 1,003,227 and 858,583 equivalent units issued and outstanding, respectively	16,761	13,490
Accumulated other comprehensive loss	(3,971)	(10,094)
Treasury units, 47,420 and 43,630 common units, respectively	(1,074)	(983)
Total partners’ capital	601,424	439,000
Total liabilities and partners’ capital	$1,347,340	$1,163,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Revenue — third parties	$115,717	$99,136	$346,996	$284,589
Revenue — affiliates	91	188	327	603
Total revenue	115,808	99,324	347,323	285,192

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	51,478	48,652	149,339	138,211
Depreciation and amortization	27,158	21,930	76,894	65,080
Long-lived asset impairment	784	—	3,249	28,927
Selling, general and administrative — affiliates	16,948	11,762	44,758	37,434
Interest expense	9,735	6,465	27,458	18,746
Other (income) expense, net	(639)	(137)	(8,316)	129
Total costs and expenses	105,464	88,672	293,382	288,527
Income (loss) before income taxes	10,344	10,652	53,941	(3,335)
Provision for income taxes	309	272	1,277	830
Net income (loss)	$10,035	$10,380	$52,664	$(4,165)

General partner interest in net income (loss)	$1,911	$1,343	$5,794	$3,130
Common units interest in net income (loss)	$8,124	$9,037	$46,870	$(7,295)

Weighted average common units outstanding:
Basic	49,409	42,264	47,058	41,070
Diluted	49,429	42,280	47,072	41,070

Income (loss) per common unit:
Basic	$0.16	$0.21	$1.00	$(0.18)
Diluted	$0.16	$0.21	$1.00	$(0.18)

Distributions declared and paid per limited partner unit in respective periods	$0.5225	$0.5025	$1.5525	$1.4925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$10,035	$10,380	$52,664	$(4,165)
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	(2,256)	(609)	4,362	(2,427)
Amortization of terminated interest rate swaps	994	176	1,761	790
Total other comprehensive income (loss)	(1,262)	(433)	6,123	(1,637)
Comprehensive income (loss)	$8,773	$9,947	$58,787	$(5,802)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

(unaudited)

	Partners’ Capital						Accumulated Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, December 31, 2011	$420,960	37,308,402	$12,877	757,722	$(758)	(33,811)	$(9,313)	$423,766
Issuance of common units for vesting of phantom units		31,701						—
Treasury units purchased					(165)	(6,990)		(165)
Net proceeds from issuance of common units	114,530	4,965,000						114,530
Proceeds from sale of general partner units to Exterran Holdings			2,426	100,861				2,426
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	(28,221)							(28,221)
Contribution of capital, net	15,340		226					15,566
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(5,170)		(335)					(5,505)
Cash distributions	(60,624)		(4,198)					(64,822)
Unit-based compensation expense	646							646
Interest rate swap loss, net of reclassification to earnings							(2,427)	(2,427)
Amortization of terminated interest rate swaps							790	790
Net income (loss)	(7,295)		3,130					(4,165)
Balance, September 30, 2012	$450,166	42,305,103	$14,126	858,583	$(923)	(40,801)	$(10,950)	$452,419

Balance, December 31, 2012	$436,587	42,313,731	$13,490	858,583	$(983)	(43,630)	$(10,094)	$439,000
Issuance of common units for vesting of phantom units		19,643						—
Treasury units purchased					(91)	(3,790)		(91)
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	158,417	7,123,527	3,233	144,644				161,650
Transaction costs for registration of units	(68)							(68)
Contribution of capital, net	27,540		517					28,057
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(7,445)		(468)					(7,913)
Cash distributions	(73,051)		(5,805)					(78,856)
Unit-based compensation expense	858							858
Interest rate swap gain, net of reclassification to earnings							4,362	4,362
Amortization of terminated interest rate swaps							1,761	1,761
Net income	46,870		5,794					52,664
Balance, September 30, 2013	$589,708	49,456,901	$16,761	1,003,227	$(1,074)	(47,420)	$(3,971)	$601,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$52,664	$(4,165)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	76,894	65,080
Long-lived asset impairment	3,249	28,927
Amortization of deferred financing costs	2,355	1,125
Amortization of debt discount	282	—
Amortization of terminated interest rate swaps	1,761	790
Interest rate swaps	295	—
Unit-based compensation expense	873	657
Provision for (benefit from) doubtful accounts	(174)	400
Gain on sale of property, plant and equipment	(8,798)	(545)
Changes in assets and liabilities:
Accounts receivable, trade	(10,106)	(10,509)
Other liabilities	8,960	(2,150)
Net cash provided by operating activities	128,255	79,610

Cash flows from investing activities:
Capital expenditures	(114,789)	(91,698)
Payment to Exterran Holdings for a portion of the contract operations acquisitions	—	(77,415)
Proceeds from sale of property, plant and equipment	50,567	1,606
(Increase) decrease in amounts due from affiliates, net	(6,045)	2,158
Net cash used in investing activities	(70,267)	(165,349)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	923,536	662,000
Repayments of long-term debt	(884,500)	(648,350)
Distributions to unitholders	(78,856)	(64,822)
Net proceeds from issuance of common units	—	114,530
Net proceeds from sale of general partner units	—	2,426
Payments for debt issuance costs	(11,929)	(549)
Payments for settlement of interest rate swaps that include financing elements	(1,271)	—
Purchases of treasury units	(91)	(165)
Capital contribution from limited partners and general partner	16,830	21,057
Decrease in amounts due to affiliates, net	(21,598)	—
Net cash provided by (used in) financing activities	(57,879)	86,127

Net increase in cash and cash equivalents	109	388
Cash and cash equivalents at beginning of period	142	5
Cash and cash equivalents at end of period	$251	$393

Supplemental disclosure of cash flow information:
Non-cash capital contribution from limited and general partner	$18,659	$12,058
Contract operations equipment acquired/exchanged, net	$149,030	$54,575
Intangible assets allocated in contract operations acquisitions	$3,131	$5,005
Debt assumed in contract operations acquisitions	$—	$105,350
Non-cash capital distribution due to the contract operations acquisitions	$12,350	$28,221
Common units issued in contract operations acquisitions	$170,537	$—
General partner units issued in contract operations acquisitions	$3,463	$—

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

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or general partner. Our accumulated other comprehensive income (loss) consists only of derivative financial instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative financial instruments that are designated as cash flow hedges and to the extent the hedge is effective and the amortization of terminated interest rate swaps. See Note 7 for additional disclosures related to comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At September 30, 2013 and December 31, 2012, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$344,818	$341,000	$—	$—
Floating rate debt	375,000	375,000	680,500	691,000
Total debt	$719,818	$716,000	$680,500	$691,000

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

Earnings (Loss) Per Common Unit

The computation of earnings (loss) per common unit is based on the weighted average number of common units (also referred to as limited partner units) outstanding during the applicable period. Basic earnings (loss) per common unit is determined by dividing net income (loss) allocated to the common units after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights) by the weighted average number of outstanding common units during the period.

When computing earnings per common unit in periods when distributions are greater than earnings (loss), the amount of the incentive distribution rights, if any, is deducted from net income (loss) and allocated to our general partner for the corresponding period. The remaining amount of net income (loss), after deducting the incentive distribution rights, is allocated between the general partner and common units based on how our partnership agreement allocates net losses.

When computing earnings (loss) per common unit in periods when earnings (loss) are greater than distributions, earnings are allocated to the general partner and common units based on how our partnership agreement would allocate earnings if the full amount of earnings for the period had been distributed. This allocation of net income (loss) does not impact our total net income (loss), consolidated results of operations or total cash distributions; however, it may result in our general partner being allocated additional incentive distributions for purposes of our earnings (loss) per unit calculation, which could reduce net income per common unit. However, as required by our partnership agreement, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our general partner based on actual distributions.

The potentially dilutive securities issued by us include phantom units, which do not require an adjustment to the amount of net income (loss) used for computing dilutive earnings per common unit. The following table shows the potential common units that were included in computing diluted earnings (loss) per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common units outstanding — used in basic earnings (loss) per common unit	49,409	42,264	47,058	41,070
Net dilutive potential common units issuable:
Phantom units	20	16	14	**
Weighted average common units and dilutive potential common units — used in diluted earnings (loss) per common unit	49,429	42,280	47,072	41,070

**               Excluded from diluted earnings (loss) per common unit as their inclusion would have been anti-dilutive.

The following table shows the potential number of common units that were excluded from computing diluted earnings (loss) per common unit as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net dilutive potential common units issuable:
Phantom units	—	—	—	10
Net dilutive potential common units issuable	—	—	—	10

2.  March 2013 and March 2012 Contract Operations Acquisitions

In March 2013, we acquired from Exterran Holdings contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2013 Contract Operations Acquisition”). The acquired assets also included 204 compressor units, comprising approximately 99,000 horsepower, previously leased from Exterran Holdings to us and contracts relating to approximately 6,000 horsepower of compressor units we already owned and previously leased to Exterran Holdings. At the acquisition date, the acquired fleet assets had a net book value of $158.5 million, net of accumulated depreciation of $94.9 million. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs. In connection with this acquisition, we issued approximately 7.1 million common units and approximately 145,000 general partner units to Exterran Holdings.

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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded capital distributions of $12.4 million and $28.2 million for the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, respectively, during the nine months ended September 30, 2013 and 2012, respectively.

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

Pro Forma Financial Information

Pro forma financial information for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 has been included to give effect to the additional assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition. The March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition are presented in the pro forma financial information as though both transactions occurred as of January 1, 2012. The pro forma financial information reflects the following transactions:

As related to the March 2013 Contract Operations Acquisition:

•                      our acquisition in March 2013 of certain contract operations customer service agreements and compression equipment from Exterran Holdings; and

•                       our issuance of approximately 7.1 million common units and approximately 145,000 general partner units to Exterran Holdings.

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

The following table shows pro forma financial information for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 (in thousands, except per unit amounts):

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2012	2013	2012
Revenue	$111,436	$359,668	$328,233
Net income	$14,219	$56,807	$8,196
Basic earnings per common unit	$0.26	$1.03	$0.09
Diluted earnings per common unit	$0.26	$1.03	$0.09

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma consolidated financial statements. To the extent that the quarterly distributions exceed certain targets, our partnership agreement entitles our general partner to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to our general partner than to our common unitholders. The pro forma net income (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the nine months ended September 30, 2013. The pro forma net income per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional pro forma reduction of net income allocable to our limited partners of approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2012, respectively, which include the amount of additional incentive distributions that would have occurred during the period.

3.  Related Party Transactions

We are a party to an omnibus agreement with Exterran Holdings, our general partner and others (as amended and/or restated, the “Omnibus Agreement”), which includes, among other things:

•             certain agreements not to compete between Exterran Holdings and its affiliates, on the one hand, and us and our affiliates, on the other hand;

•             Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for such services, subject to certain limitations and the cost caps discussed below;

•             the terms under which we, Exterran Holdings, and our respective affiliates may transfer, exchange or lease compression equipment among one another;

•             the terms under which we may purchase newly-fabricated contract operations equipment from Exterran Holdings;

•             Exterran Holdings’ grant to us of a license to use certain intellectual property, including our logo; and

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

Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and our conflicts committee. During the nine months ended September 30, 2013 and 2012, we purchased $79.3 million and $54.9 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the nine months ended September 30, 2013 and 2012 was recorded in our condensed consolidated balance sheets as property, plant and equipment of $71.4 million and $49.4 million, respectively, which represents the carrying value of the Exterran Holdings’ affiliates that sold it to us, and as a distribution of equity of $7.9 million and $5.5 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the nine months ended September 30, 2013 and 2012, Exterran Holdings contributed to us $18.7 million and $12.1 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

If Exterran Holdings determines in good faith that we or Exterran Holdings’ contract operations services business need to transfer, exchange or lease compression equipment between Exterran Holdings and us, the Omnibus Agreement permits such equipment to be transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it, (2) agree to lease such compression equipment from the transferor or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. These provisions will terminate on December 31, 2014 unless they are extended or the Omnibus Agreement is terminated earlier as discussed above.

During the nine months ended September 30, 2013, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 231 compressor units, totaling approximately 102,800 horsepower with a net book value of approximately $45.5 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 235 compressor units, totaling approximately 74,600 horsepower with a net book value of approximately $36.0 million, to us. During the nine months ended September 30, 2012, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 446 compressor units, totaling approximately 184,400 horsepower with a net book value of approximately $76.8 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 394 compressor units, totaling approximately 118,500 horsepower with a net book value of approximately $59.3 million, to us. During the nine months ended September 30, 2013 and 2012, we recorded capital distributions of approximately $9.5 million and $17.5 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At September 30, 2013, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $5.0 million and $1.9 million, respectively. During the nine months ended September 30, 2013 and 2012, we had revenue of $0.3 million and $0.6 million, respectively, from Exterran Holdings related to the lease of our compression equipment. During the nine months ended September 30, 2013 and 2012, we had cost of sales of $4.4 million and $6.9 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

During the nine months ended September 30, 2013, we sold compression equipment with a net book value of $1.3 million to Exterran Holdings for $3.4 million. Under GAAP, assets sales between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration received and the carrying value of the assets sold is treated as a capital distribution or contribution. During the nine months ended September 30, 2013, we recorded a capital contribution of $2.1 million related to the difference between the sales price and the carrying value of the compression equipment assets sold. During the nine months ended September 30, 2012, we did not sell any compression equipment to Exterran Holdings.

Exterran Holdings provides all operational staff, corporate staff and support services reasonably necessary to run our business. These services may include, without limitation, operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning system, training, executive, sales, business development and engineering.

Exterran Holdings charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings’ other operations and us. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable.

Under the Omnibus Agreement, our obligation to reimburse Exterran Holdings for any cost of sales that it incurs in the operation of our business and any cash SG&A expense allocated to us is capped (after taking into account any such costs we incur and pay directly) through December 31, 2014. Cost of sales is capped at $21.75 per operating horsepower per quarter through December 31, 2013 and at $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $9.0 million per quarter from June 10, 2011 through March 7, 2012 and $10.5 million per quarter from March 8, 2012 through March 31, 2013, and are capped at $12.5 million per quarter from April 1, 2013 through December 31, 2013 and at $15.0 million per quarter from January 1, 2014 through December 31, 2014. These caps may be subject to future adjustment or termination in connection with expansion of our operations through the acquisition or construction of new assets or businesses.

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $3.2 million and $5.8 million during the three months ended September 30, 2013 and 2012, respectively, and by $8.4 million and $14.7 million during the nine months ended September 30, 2013 and 2012, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $4.2 million and $1.1 million during the three months ended September 30, 2013 and 2012, respectively, and by $8.4 million and $6.4 million during the nine months ended September 30, 2013 and 2012, respectively. The excess amounts over the caps are included in the condensed consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our condensed consolidated balance sheets and statements of cash flows.

4.  Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Revolving credit facility due November 2015	$—	$530,500
Term loan facility due November 2015	—	150,000
Revolving credit facility due May 2018	225,000	—
Term loan facility due May 2018	150,000	—
6% senior notes due April 2021 (presented net of the unamortized discount of $5.2 million as of September 30, 2013)	344,818	—
Long-term debt	$719,818	$680,500

In March 2012, we amended our senior secured credit agreement (the “Credit Agreement”) to increase the borrowing capacity under our revolving credit facility by $200.0 million to $750.0 million. In March 2013, we amended our Credit Agreement to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities under the Credit Agreement to May 2018. The amendment decreased the applicable margins for our revolving credit and term loan facilities by 25 basis points and 50 basis points, respectively. Additionally, following this amendment and upon the issuance of the 6% senior notes discussed below, the maximum allowed ratio of Total Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) increased to 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and the maximum allowed ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA is 4.0 to 1.0. As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations. During the first quarter of 2013 and 2012, we incurred transaction costs of approximately $4.3 million and $0.5 million, respectively, related to the amendments to our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of September 30, 2013, we had undrawn and available capacity of $425.0 million under our revolving credit facility.

In March 2013, we issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “6% Notes”). We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. The 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the first quarter of 2013, we incurred $7.6 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the 6% Notes. The 6% Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We offered and issued the 6% Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, we are required to register the 6% Notes no later than 365 days after March 27, 2013.

The 6% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the 6% Notes) and certain of our future subsidiaries. The 6% Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 6% Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. EXLP Finance Corp. has no operations and will not have revenue other than as may be incidental as co-issuer of the 6% Notes. Because we have no independent operations, the guarantees are full and unconditional and constitute joint and several obligations of our subsidiaries other than EXLP Finance Corp., and as a result we have not included condensed consolidated financial information of our subsidiaries.

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

•                       fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

•                       thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2012 and 2013:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2012 — 3/31/2012	May 15, 2012	$0.4975	$22.5 million
4/1/2012 — 6/30/2012	August 14, 2012	0.5025	22.8 million
7/1/2012 — 9/30/2012	November 14, 2012	0.5075	23.0 million
10/1/2012 — 12/31/2012	February 14, 2013	0.5125	23.3 million
1/1/2013 — 3/31/2013	May 15, 2013	0.5175	27.6 million
4/1/2013 — 6/30/2013	August 14, 2013	0.5225	27.9 million

(1)  Includes distributions to our general partner on its incentive distribution rights.

On October 29, 2013, our board of directors approved a cash distribution of $0.5275 per limited partner unit, or approximately $28.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from July 1, 2013 through September 30, 2013. The record date for this distribution is November 8, 2013 and payment is expected to occur on November 14, 2013.

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

Phantom Units

The following table presents phantom unit activity during the nine months ended September 30, 2013:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2012	63,884	$23.62
Granted	55,334	23.76
Vested	(19,643)	24.28
Cancelled	(5,587)	24.31
Phantom units outstanding, September 30, 2013	93,988	23.52

As of September 30, 2013, we expect $1.9 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.9 years.

7.  Accounting for Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At September 30, 2013, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in May 2018. As of September 30, 2013, the weighted average effective fixed interest rate on our interest rate swaps was 1.7%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. There was no ineffectiveness related to interest rate swaps during the nine months ended September 30, 2013 and 2012. We estimate that $3.4 million of deferred losses attributable to existing interest rate swaps and included in our accumulated other comprehensive income (loss) at September 30, 2013, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statement of cash flows.

In May 2013, we amended our existing interest rate swap agreements with a notional value of $250.0 million to adjust the fixed interest rates and extend the maturity dates to May 2018 consistent with the maturity date of our Credit Agreement. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, we designated the new hedge relationships under the amended terms and de-designated the original hedge relationships as of the termination date. Upon the designation of the new hedge relationships, we recorded an inception gain of $9.2 million in accumulated other comprehensive income (loss), which is being amortized into interest expense over the terms of the new hedge relationships. During the three and nine months ended September 30, 2013, we reclassified $0.9 million and $1.3 million, respectively, of inception gains from these new hedge relationships into interest expense. We estimate that $3.5 million of deferred inception gains from these new hedge relationships will be amortized into interest expense during the next twelve months. The original hedge relationships qualified for hedge accounting and were included at their fair value in our balance sheet as a liability and accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements immediately prior to the execution of the amendments was a liability of $8.8 million. The associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. During the three and nine months ended September 30, 2013, we reclassified $1.0 million and $1.6 million, respectively, of losses from these terminated interest rate swaps into interest expense. We estimate that $3.8 million of deferred losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,374)
Interest rate hedges	Interest rate swaps	(1,230)
Total derivatives		$(4,604)

	December 31, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,873)
Interest rate hedges	Interest rate swaps	(6,043)
Total derivatives		$(9,916)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,247)	Interest expense	$(985)	$2,453	Interest expense	$(3,670)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(1,580)	Interest expense	$(1,147)	$(5,303)	Interest expense	$(3,666)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, with pricing levels as of the date of valuation (in thousands):

	September 30, 2013			December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps liability	$—	$(4,604)	$—	$—	$(9,916)	$—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2013 and 2012, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$927	$—	$—	$7,436

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

9.  Long-Lived Asset Impairment

During the nine months ended September 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 80 idle compressor units, representing approximately 16,000 horsepower, that we previously used to provide services. As a result, we performed an impairment review and recorded a $3.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the nine months ended September 30, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 260 idle compressor units, representing approximately 69,000 horsepower, that we previously used to provide services. As a result, we performed an impairment review and recorded a $21.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our 2012 fleet review, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $7.4 million to reduce the book value of each unit to its estimated fair value.

10.  Unit Transactions

In March 2013, we completed the March 2013 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 7.1 million common units and approximately 145,000 general partner units to Exterran Holdings.

In March 2012, we sold, pursuant to a public underwritten offering, 4,965,000 common units representing limited partner interests in us, including 465,000 common units sold pursuant to an over-allotment option. The net proceeds from this offering of $114.5 million were used to repay borrowings outstanding under our revolving credit facility. In connection with this sale and as permitted under our partnership agreement, we issued and sold, in exchange for $2.4 million, approximately 101,000 general partner units to our general partner for it to maintain its approximate 2.0% general partner interest in us.

As of September 30, 2013, Exterran Holdings owned 19,618,918 common units and 1,003,227 general partner units, collectively representing a 41% interest in us.

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

12.  Commitments and Contingencies

The Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts.

During August and September of 2013, we were party to one of two Heavy Equipment Statutes cases tried and completed in a Texas state district court. The cases were heard by the same court and in each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and intend to appeal the court’s decision in our case.

As a result of the new methodology, our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $4.6 million during the nine months ended September 30, 2013. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $8.9 million as of September 30, 2013, of which approximately $2.1 million has been agreed to by a number of appraisal review boards and county appraisal districts and $6.8 million has been disputed and is currently in litigation. If we are unsuccessful in any of the cases with the appraisal districts, the additional ad valorem tax payments may also be subject to penalties and interest.

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. We do not believe that such payments would be material to our consolidated financial position but cannot provide assurance that the resolution of an audit would not be material to our results of operations or cash flows for the period in which the resolution occurs.

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

March 2013 Contract Operations Acquisition

In March 2013, we acquired from Exterran Holdings contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of the combined United States of America (“U.S.”) contract operations business of Exterran Holdings and us (the “March 2013 Contract Operations Acquisition”). The acquired assets also included 204 compressor units, comprising approximately 99,000 horsepower, previously leased from Exterran Holdings to us and contracts relating to approximately 6,000 horsepower of compressor units we already owned and previously leased to Exterran Holdings. At the acquisition date, the acquired fleet assets had a net book value of $158.5 million, net of accumulated depreciation of $94.9 million. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs. In connection with this acquisition, we issued approximately 7.1 million common units and approximately 145,000 general partner units to Exterran Holdings.

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

•             Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for such services, subject to certain limitations and cost caps;

•             the terms under which we, Exterran Holdings, and our respective affiliates may transfer, exchange or lease compression equipment among one another;

•             the terms under which we may purchase newly-fabricated contract operations equipment from Exterran Holdings;

•             Exterran Holdings’ grant to us of a license to use certain intellectual property, including our logo; and

•             Exterran Holdings’ and our obligations to indemnify each other for certain liabilities.

For further discussion of the Omnibus Agreement, please see Note 3 to the Financial Statements.

Overview

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves in the U.S. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in natural gas exploration and production spending normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended July 31, 2013 increased by approximately 3% over the twelve months ended July 31, 2012, and is expected to increase by 0.5% in 2013 and by an average of 0.5% per year thereafter until 2035 according to the U.S. Energy Information Administration (“EIA”).

Natural gas marketed production in the U.S. for the twelve months ended July 31, 2013 increased by approximately 2% over the twelve months ended July 31, 2012. The EIA forecasts that total U.S. marketed production will increase by 1% in 2013 compared to 2012. In 2011, the U.S. accounted for an estimated annual production of approximately 24 trillion cubic feet of natural gas. The EIA estimates that the U.S. natural gas production level will be approximately 26 trillion cubic feet in 2035.

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

Our revenue, earnings and financial position are affected by, among other things, (i) market conditions that impact demand and pricing for natural gas compression, (ii) our customers’ decisions between using our services or our competitors’ products or services, (iii) our customers’ decisions regarding whether to own and operate the equipment themselves, and (iv) the timing and consummation of acquisitions of additional contract operations customer service agreements and equipment from Exterran Holdings or others. As we believe there will continue to be a high level of activity in certain U.S. areas focused on the production of oil and natural gas liquids, we anticipate investing in more new fleet units, and therefore investing more capital, in 2013 than we did in 2012.

In the second half of 2011, Exterran Holdings, which provides all operational staff, corporate staff and support services necessary to operate our business, embarked on a multi-year plan to improve the profitability of its operations, including the operations of our business. Exterran Holdings implemented certain key profitability initiatives associated with this plan in 2012 and is implementing additional process initiatives intended to improve operating efficiency and reduce our cost structure throughout 2013. These profitability initiatives have positively impacted our business, and we expect additional positive impact in 2014.

During the first nine months of 2013, we saw steady activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This new development activity has increased the overall amount of compression horsepower in the industry and in our business; however, these increases continue to be offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. In early 2012, natural gas prices in the U.S. fell to their lowest levels in more than a decade. Since then, natural gas prices in the U.S. have improved, but still remain at low levels which could limit natural gas production growth in the U.S., particularly in dry gas areas. We believe that the low natural gas price environment, as well as the recent capital investment in new equipment by our competitors and other third parties, could decrease demand for our services. A 1% decrease in average utilization of our contract operations fleet during the nine months ended September 30, 2013 would have resulted in a decrease of approximately $3.5 million and $2.0 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and intends, but is not obligated, to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Future acquisitions of assets from Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer service agreements and equipment from Exterran Holdings to us.

Operating Highlights

The following table summarizes our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total Available Horsepower (at period end)(1)	2,391	2,022	2,391	2,022
Total Operating Horsepower (at period end)(1)	2,221	1,941	2,221	1,941
Average Operating Horsepower	2,217	1,924	2,127	1,859
Horsepower Utilization:
Spot (at period end)	93%	96%	93%	96%
Average	93%	95%	94%	93%

(1)         Includes compressor units with an aggregate horsepower of approximately 96,000 and 161,000 leased from Exterran Holdings as of September 30, 2013 and 2012, respectively. Excludes compressor units with an aggregate horsepower of approximately 7,000 and 9,000 owned by us and leased to Exterran Holdings as of September 30, 2013 and 2012, respectively.

Summary of Results

Net income (loss).  We recorded net income of $10.0 million and $52.7 million during the three and nine months ended September 30, 2013, respectively, and net income of $10.4 million and net loss of $4.2 million during the three and nine months ended September 30, 2012, respectively. The decrease in net income during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was attributable to an increase in selling, general and administrative (“SG&A”) expense and interest expense, partially offset by the impact of the assets acquired in the March 2013 Contract Operations Acquisition, including improved gross margins which were partially offset by higher depreciation and amortization and SG&A expenses. The increase in net income during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to a $25.7 million decrease in long-lived asset impairments and $6.5 million of revenue with no incremental cost and $6.8 million of gain on sale of property, plant and equipment recognized due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants during the nine months ended September 30, 2013. The increase in net income during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was also attributable to the impact of the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, including improved gross margins, partially offset by higher depreciation and amortization and SG&A expenses.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $55.7 million and $179.2 million during the three and nine months ended September 30, 2013, respectively, and $46.2 million and $131.1 million during the three and nine months ended September 30, 2012, respectively. The increase in EBITDA, as further adjusted, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily caused by improved gross margins, partially offset by higher SG&A expense, all of which were impacted by the assets acquired in the March 2013 Contract Operations Acquisition. The increase in EBITDA, as further adjusted, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to $6.5 million of revenue with no incremental cost and $6.8 million of gain on sale of property, plant and equipment recognized due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants during the nine months ended September 30, 2013 and the impact of the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, including improved gross margins, partially offset by higher depreciation and amortization and SG&A expenses. EBITDA, as further adjusted, is a non-GAAP financial measure. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Financial Results of Operations

The Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended September 30,
	2013	2012
Revenue	$115,808	$99,324
Gross margin(1)	64,330	50,672
Gross margin percentage	56%	51%
Expenses:
Depreciation and amortization	$27,158	$21,930
Long-lived asset impairment	784	—
Selling, general and administrative — affiliates	16,948	11,762
Interest expense	9,735	6,465
Other (income) expense, net	(639)	(137)
Provision for income taxes	309	272
Net income	$10,035	$10,380

(1)         Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2013 Contract Operations Acquisition as well as from organic growth in operating horsepower. Average operating horsepower was approximately 2,217,000 and 1,924,000 during the three months ended September 30, 2013 and 2012, respectively. The increase in revenue during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was also attributable to an increase in rates, partially offset by a $2.3 million decrease in revenue due to the termination of two natural gas processing plant contracts during the second quarter of 2013.

Gross Margin.  The increase in gross margin during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to the increases in revenue discussed above, better management of field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings and a $0.8 million decrease in intercompany lease expense on equipment leased from Exterran Holdings.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to additional depreciation expense on compression equipment additions, including the assets acquired in the March 2013 Contract Operations Acquisition.

Long-Lived Asset Impairment.  During the three months ended September 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 20 idle compressor units, representing approximately 4,000 horsepower, that we previously used to provide services. As a result, we performed an impairment review and recorded a $0.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2013 Contract Operations Acquisition and an increase in SG&A expense allocated to the U.S. portion of Exterran Holdings’ North America contract operations segment. SG&A expenses represented 15% and 12% of revenue during the three months ended September 30, 2013 and 2012, respectively.

Interest Expense.  The increase in interest expense during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to an increase in the weighted average effective interest rate on our debt and a higher average balance of long-term debt. The increase in the weighted average effective rate on our debt was primarily due to the issuance of the 6% senior notes (the “6% Notes”) in March 2013.

Other (Income) Expense, Net.  Other (income) expense, net, included $0.6 million and $0.1 million of gains on sale of property, plant and equipment during the three months ended September 30, 2013 and 2012, respectively.

Provision for Income Taxes.  The increase in our provision for income taxes during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to increased revenue subject to state-level taxation.

The Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Revenue	$347,323	$285,192
Gross margin(1)	197,984	146,981
Gross margin percentage	57%	52%
Expenses:
Depreciation and amortization	$76,894	$65,080
Long-lived asset impairment	3,249	28,927
Selling, general and administrative — affiliates	44,758	37,434
Interest expense	27,458	18,746
Other (income) expense, net	(8,316)	129
Provision for income taxes	1,277	830
Net income (loss)	$52,664	$(4,165)

(1)         For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, as well as from organic growth in operating horsepower. Average operating horsepower was approximately 2,127,000 and 1,859,000 during the nine months ended September 30, 2013 and 2012, respectively. The increase in revenue during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was also attributable to an increase in rates and a $6.5 million increase in revenue due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants, partially offset by a decrease in revenue due to the termination of the contracts associated with those plants during the second quarter of 2013.

Gross Margin.  The increase in gross margin during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to the increases in revenue discussed above, better management of field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings and a $2.5 million decrease in intercompany lease expense on equipment leased from Exterran Holdings.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to additional depreciation expense on compression equipment additions, including the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, partially offset by the impact of impairments recorded in 2012, which decreased depreciation and amortization expense during the nine months ended September 30, 2013.

Long-Lived Asset Impairment.  During the nine months ended September 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 80 idle compressor units, representing approximately 16,000 horsepower, that we previously used to provide services. As a result, we performed an impairment review and recorded a $3.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the nine months ended September 30, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 260 idle compressor units, representing approximately 69,000 horsepower, that we previously used to provide services. As a result, we performed an impairment review and recorded a $21.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on the expected net sale proceeds compared to other fleet units we recently sold, as well as our review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The average age of the idle units we impaired during the second quarter of 2012 was 27 years.

In connection with our 2012 fleet review, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $7.4 million to reduce the book value of each unit to its estimated fair value.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition. SG&A expenses represented 13% of revenue during each of the nine month periods ended September 30, 2013 and 2012.

Interest Expense.  The increase in interest expense during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to a higher average balance of long-term debt and an increase in the weighted average effective interest rate on our debt. The increase in the weighted average effective rate on our debt was primarily due to the issuance of the 6% Notes in March 2013 and a charge of $0.7 million related to the write-off of unamortized deferred financing costs in conjunction with the March 2013 amendment to our senior secured credit agreement (the “Credit Agreement”).

Other (Income) Expense, Net.  Other (income) expense, net, included $8.8 million of gain on sale of property, plant and equipment, of which $6.8 million resulted from the exercise of purchase options by our customer on two natural gas processing plants during the nine months ended September 30, 2013. Other (income) expense, net, included $0.5 million of gain on sale of property, plant and equipment during the nine months ended September 30, 2012. Additionally, other (income) expense, net, during the nine months ended September 30, 2013 and 2012 included $0.6 million of transaction costs associated with the March 2013 Contract Operations Acquisition and $0.7 million of transaction costs associated with the March 2012 Contract Operations Acquisition, respectively.

Provision for Income Taxes.  The increase in our provision for income taxes during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to increased revenue subject to state-level taxation.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the nine months ended September 30, 2013 and 2012, and our cash and working capital as of the end of the periods presented (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$128,255	$79,610
Investing activities	(70,267)	(165,349)
Financing activities	(57,879)	86,127
Net change in cash and cash equivalents	$109	$388

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$251	$142
Working capital	31,466	1,661

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition and improved profitability in our operations, which included better management of field operating expenses, an increase in rates and a $6.5 million increase in revenue with no incremental cost due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants. These activities were partially offset by higher interest payments during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Investing Activities.  The decrease in net cash used in investing activities was primarily attributable to $77.4 million of cash used during the nine months ended September 30, 2012 to pay a portion of the consideration for the March 2012 Contract Operations Acquisition and a $49.0 million increase in proceeds from sale of property, plant and equipment during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These activities were partially offset by a $23.1 million increase in capital expenditures and an $8.2 million increase in amounts due from affiliates during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Capital expenditures during the nine months ended September 30, 2013 were $114.8 million, consisting of $84.2 million for fleet growth capital and $30.6 million for compressor maintenance activities.

Financing Activities.  The increase in net cash used in financing activities was primarily due to $114.5 million of net proceeds received during the nine months ended September 30, 2012 from a public offering of common units, $21.6 million of net repayments of borrowings from affiliates during the nine months ended September 30, 2013 and an increase in payments of debt issuance costs of $11.4 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These activities were partially offset by an increase of $25.4 million in net borrowings under our debt facilities during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Working Capital.  The increase in working capital was primarily due to a decrease of $21.6 million in amounts due to affiliates, a $10.3 million increase in accounts receivables, trade, and an increase of $6.0 million in amounts due from affiliates during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These activities were partially offset by an increase of $9.9 million in accrued interest during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The amounts due to affiliates at December 31, 2012 were primarily due to short-term funding for capital expenditures.

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $40 million to $45 million in equipment maintenance capital expenditures during 2013. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase (and that lease expense will be reduced).

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our senior secured credit facility and that we will be able to generate cash or borrow adequate amounts of cash under our senior secured credit facility to meet our needs over the next twelve months. Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund these future capital expenditures with borrowings under our senior secured credit facility and the issuance of additional debt and equity securities, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

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

Long-term Debt.  In November 2010, we entered into an amendment and restatement of our Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased to $550.0 million in March 2011 and to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities provided under the Credit Agreement to May 2018. As of September 30, 2013, we had undrawn and available capacity of $425.0 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2013, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.0%. The weighted average annual interest rate on the outstanding balance of these facilities at September 30, 2013, excluding the effect of interest rate swaps, was 2.2%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the March 2013 Contract Operations Acquisition closed during the first quarter of 2013, our Total Debt to EBITDA ratio was temporarily increased to 5.5 to 1.0 during the quarter ended March 31, 2013 and remained at that level through September 30, 2013, reverting to 5.25 to 1.0 for the quarter ending December 31, 2013 and subsequent quarters. As of September 30, 2013, we maintained an 8.0 to 1.0 EBITDA to Total Interest Expense ratio, a 3.0 to 1.0 Total Debt to EBITDA ratio and a 1.6 to 1.0 Senior Secured Debt to EBITDA ratio. If we experience a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, this, among other things, could lead to a default under that agreement. As of September 30, 2013, we were in compliance with all financial covenants under the Credit Agreement.

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

The 6% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the 6% Notes) and certain of our future subsidiaries. The 6% Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 6% Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon the ability of our subsidiaries to distribute funds to us.

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

We entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At September 30, 2013, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. Our interest rate swaps expire in May 2018. As of September 30, 2013, the weighted average effective fixed interest rate on our interest rate swaps was 1.7%. See Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” of this report for further discussion of our interest rate swap agreements.

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

On October 29, 2013, our board of directors approved a cash distribution of $0.5275 per limited partner unit, or approximately $28.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from July 1, 2013 through September 30, 2013. The record date for this distribution is November 8, 2013 and payment is expected to occur on November 14, 2013.

Pursuant to the Omnibus Agreement, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2014 (see Note 3 to the Financial Statements). Our cost of sales exceeded the cap provided in the Omnibus Agreement by $3.2 million and $5.8 million during the three months ended September 30, 2013 and 2012, respectively, and by $8.4 million and $14.7 million during the nine months ended September 30, 2013 and 2012, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $4.2 million and $1.1 million during the three months ended September 30, 2013 and 2012, respectively, and by $8.4 million and $6.4 million during the nine months ended September 30, 2013 and 2012, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see “— Non-GAAP Financial

Measures” for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $7.4 million and $6.9 million lower during the three months ended September 30, 2013 and 2012, respectively, and $16.8 million and $21.1 million lower during the nine months ended September 30, 2013 and 2012, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 0.91x and 0.98x for the three months ended September 30, 2013 and 2012, respectively, and 1.17x and 0.92x for the nine months ended September 30, 2013 and 2012, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.17x and 1.28x during the three months ended September 30, 2013 and 2012, respectively, and 1.37x and 1.23x during the nine months ended September 30, 2013 and 2012, respectively.

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

The following table reconciles our net income (loss) to our gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$10,035	$10,380	$52,664	$(4,165)
Depreciation and amortization	27,158	21,930	76,894	65,080
Long-lived asset impairment	784	—	3,249	28,927
Selling, general and administrative — affiliates	16,948	11,762	44,758	37,434
Interest expense	9,735	6,465	27,458	18,746
Other (income) expense, net	(639)	(137)	(8,316)	129
Provision for income taxes	309	272	1,277	830
Gross margin	$64,330	$50,672	$197,984	$146,981

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

The following table reconciles our net income (loss) to EBITDA, as further adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$10,035	$10,380	$52,664	$(4,165)
Provision for income taxes	309	272	1,277	830
Depreciation and amortization	27,158	21,930	76,894	65,080
Long-lived asset impairment	784	—	3,249	28,927
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	7,376	6,931	16,830	21,057
Non-cash selling, general and administrative costs — affiliates	285	172	873	657
Interest expense	9,735	6,465	27,458	18,746
EBITDA, as further adjusted	$55,682	$46,150	$179,245	$131,132

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

The following table reconciles our net income (loss) to distributable cash flow (in thousands, except ratios):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Net income (loss)	$10,035		$10,380		$52,664		$(4,165)
Depreciation and amortization	27,158		21,930		76,894		65,080
Long-lived asset impairment	784		—		3,249		28,927
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	7,376		6,931		16,830		21,057
Non-cash selling, general and administrative costs — affiliates	285		172		873		657
Interest expense	9,735		6,465		27,458		18,746
Expensed acquisition costs	—		—		575		695
Less: Gain on sale of property, plant and equipment	(614)		(127)		(8,798)		(545)
Less: Cash interest expense	(8,802)		(5,905)		(24,036)		(16,831)
Less: Maintenance capital expenditures	(12,675)		(10,345)		(30,582)		(29,878)
Distributable cash flow	$33,282		$29,501		$115,127		$83,743

Distributions declared to all unitholders for the period, including incentive distributions rights	$28,340		$23,044		$83,865		$68,286
Distributable cash flow coverage(1)	1.17	x	1.28	x	1.37	x	1.23	x

(1)         Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We are exposed to market risk primarily associated with changes in interest rates under our financing arrangements. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

As of September 30, 2013, after taking into consideration interest rate swaps, we had approximately $125.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2013 would result in an annual increase in our interest expense of approximately $1.3 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Date: November 5, 2013	EXTERRAN PARTNERS, L.P.

	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

	By:	EXTERRAN GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

Exhibits Index

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