Form 10-K
period 2013-12-31
EXTERRAN PARTNERS, L.P.
filed 2014-02-26
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 5% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $740,975,179. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 18, 2014, there were 49,420,743 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding Exterran Partners, L.P.’s (“we,” “our,” “us” or “the Partnership”) business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; the expected amount of our capital expenditures; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; plans and objectives of our management for our future operations; and any potential contribution of additional assets from Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”) to us. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

·          conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained decrease in the price of oil or natural gas, which could cause a decline in the demand for our natural gas compression services;

·          our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

·          our dependence on Exterran Holdings to provide services and compression equipment, including its ability to hire, train and retain key employees and to timely and cost effectively obtain compression equipment and components necessary to conduct our business;

·          our dependence on and the availability of cost caps from Exterran Holdings to generate sufficient cash to enable us to make cash distributions at our current distribution rate;

·          changes in economic or political conditions, including terrorism and legislative changes;

·          the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

·          loss of our status as a partnership for federal income tax purposes;

·          the risk that counterparties will not perform their obligations under our financial instruments;

·          the financial condition of our customers;

·          our ability to implement certain business and financial objectives, such as:

·          growing our asset base and asset utilization;

·          winning profitable new business;

·          integrating acquired businesses;

·          generating sufficient cash;

·          accessing the capital markets at an acceptable cost; and

·          purchasing additional contract operation contracts and equipment from Exterran Holdings;

·          liability related to the provision of our services;

·          changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

·          our level of indebtedness and ability to fund our business.

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

Item 1.  Business

General

We are a Delaware limited partnership formed in June 2006 to provide natural gas contract operations services to customers throughout the United States of America (“U.S.”). We completed our initial public offering in October 2006. We are the market leader in the U.S. full-service natural gas compression business. As of December 31, 2013, public unitholders held a 59% ownership interest in us and Exterran Holdings owned our remaining equity interests, including our general partner interest and all of our incentive distribution rights. Exterran General Partner, L.P., our general partner, is an indirect, wholly-owned subsidiary of Exterran Holdings and has sole responsibility for conducting our business and for managing our operations, which are conducted through our wholly-owned limited liability company, EXLP Operating LLC. Because our general partner is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations. Exterran GP LLC’s board of directors and officers, which we sometimes refer to as our board of directors and our officers, make decisions on our behalf. All of those directors are elected by Exterran Holdings.

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

We are a party to an omnibus agreement with Exterran Holdings, our general partner and others (as amended and/or restated, the “Omnibus Agreement”), which includes, among other things:

·          certain agreements not to compete between Exterran Holdings and its affiliates, on the one hand, and us and our affiliates, on the other hand;

·          Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for such services, subject to certain limitations and the cost caps discussed below;

·          the terms under which we, Exterran Holdings, and our respective affiliates may transfer, exchange or lease compression equipment among one another;

·          the terms under which we may purchase newly-fabricated contract operations equipment from Exterran Holdings;

·          Exterran Holdings’ grant to us of a license to use certain intellectual property, including our logo; and

·          Exterran Holdings’ and our obligations to indemnify each other for certain liabilities.

Our general partner does not receive any compensation for managing our business, but it is entitled to reimbursement of all direct and indirect expenses incurred on our behalf subject to caps included in the Omnibus Agreement. Exterran Holdings and our general partner are also entitled to distributions on their limited partner interest and general partner interest, respectively and, if specified requirements are met, our general partner is entitled to distributions on its incentive distribution rights. From January 1, 2013 through December 31, 2013, our general partner received $6.1 million in distributions on its incentive distribution rights. For further discussion of our cash distribution policy, see “Cash Distribution Policy” included in Part II, Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

During each of the years ended December 31, 2012 and 2011, we acquired from Exterran Holdings contract operations service agreements and a fleet of compressor units used to provide compression services under those agreements (the 2012 and 2011 acquisitions are referred to as the “March 2012 Contract Operations Acquisition” and the “June 2011 Contract Operations Acquisition,” respectively).

In March 2013, we acquired from Exterran Holdings contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2013 Contract Operations Acquisition”). The acquired assets also included 204 compressor units, comprising approximately 99,000 horsepower, previously leased from Exterran Holdings to us and contracts relating to approximately 6,000 horsepower of compressor units we already owned and previously leased to Exterran Holdings. At the acquisition date, the acquired fleet assets had a net book value of $158.5 million, net of accumulated depreciation of $94.9 million. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs. In connection with this acquisition, we issued approximately 7.1 million common units to Exterran Holdings and approximately 145,000 general partner units to our general partner.

In connection with the March 2013 Contract Operations Acquisition, we amended the Omnibus Agreement to, among other things, extend the caps (after taking into account any such costs that we incur and pay directly) on our obligation to reimburse Exterran Holdings for any cost of sales that it incurs in the operation of our business and any cash selling, general and administrative (“SG&A”) expense allocated to us for an additional year such that the caps will terminate on December 31, 2014. Cost of sales was capped at $21.75 per operating horsepower per quarter through December 31, 2013, and is capped at $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $7.6 million per quarter from November 10, 2009 through June 9, 2011, $9.0 million per quarter from June 10, 2011 through March 7, 2012, $10.5 million per quarter from March 8, 2012 through March 31, 2013 and $12.5 million per quarter from April 1, 2013 through December 31, 2013, and are capped at $15.0 million per quarter from January 1, 2014 through December 31, 2014. For further discussion of the Omnibus Agreement, please see Note 3 to the Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements”).

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and intends, but is not obligated, to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Future acquisitions of assets from Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion in Part I, Item 1 (“Business”) excludes any future potential transfers of additional contract operations customer service agreements and equipment from Exterran Holdings to us.

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

·          Wellhead and Gathering Systems — Natural gas compression is used to transport natural gas from the wellhead through the gathering system. At some point during the life of natural gas wells reservoir, pressures typically fall below the line pressure of the natural gas gathering or pipeline system used to transport the natural gas to market. At that point, natural gas no longer naturally flows into the pipeline. Compression equipment is applied in both field and gathering systems to boost the pressure levels of the natural gas flowing from the well allowing it to be transported to market. Changes in pressure levels in natural gas fields require periodic changes to the size and/or type of on-site compression equipment. Additionally, compression is used to reinject natural gas into producing oil wells to maintain reservoir pressure and help lift liquids to the surface, which is known as secondary oil recovery or natural gas lift operations. Typically, these applications require low- to mid-range horsepower compression equipment located at or near the wellhead. Compression equipment is also used to increase the efficiency of a low-capacity natural gas field by providing a central compression point from which the natural gas can be produced and injected into a pipeline for transmission to facilities for further processing.

·          Pipeline Transportation Systems — Natural gas compression is used during the transportation of natural gas from the gathering systems to storage or the end user. Natural gas transported through a pipeline loses pressure over the length of the pipeline. Compression is staged along the pipeline to increase capacity and boost pressure to overcome the friction and hydrostatic losses inherent in normal operations. These pipeline applications generally require larger horsepower compression equipment (1,500 horsepower and higher).

·          Storage Facilities — Natural gas compression is used in natural gas storage projects for injection and withdrawals during the normal operational cycles of these facilities.

·          Processing Applications — Compressors may also be used in combination with natural gas production and processing equipment and to process natural gas into other marketable energy sources. In addition, compression services are used for compression applications in refineries and petrochemical plants.

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

We believe outsourcing compression operations to compression service providers such as us offers customers:

·          the ability to efficiently meet their changing compression needs over time while limiting the underutilization of their owned compression equipment;

·          access to the compression service provider’s specialized personnel and technical skills, including engineers and field service and maintenance employees, which we believe generally leads to improved production rates and/or increased throughput;

·          the ability to increase their profitability by transporting or producing a higher volume of natural gas through decreased compression downtime and reduced operating, maintenance and equipment costs by allowing the compression service provider to efficiently manage their compression needs; and

·          the flexibility to deploy their capital on projects more directly related to their primary business by reducing their compression equipment and maintenance capital requirements.

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to, among other things, increased natural gas production from unconventional sources and aging producing natural gas fields that will require more compression to continue producing the same volume of natural gas.

Contract Operations Services Overview

We provide comprehensive contract operations services, including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs. Based on the operating specifications at the customer’s location and the customer’s unique compression needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment. When providing contract operations services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the natural gas reservoir and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression services needs. We utilize both slow and high speed reciprocating compressors primarily driven by internal natural gas fired combustion engines. We also utilize rotary screw compressors for specialized applications.

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

Our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly service rate that is generally reduced if we fail to operate in accordance with the contract requirements. Following the initial minimum term for our contract compression services, which is typically between six and twelve months, contract compression services generally continue until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we typically do not take title to the natural gas we compress, and the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity price fluctuations. See “General Terms of our Contract Operations Customer Service Agreements,” below, for a more detailed description.

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

The size and horsepower of our natural gas compressor fleet on December 31, 2013 is summarized in the following table:

Range of Horsepower Per Unit	Number of Units	Aggregate Horsepower (in thousands)	% of Horsepower
0-200	2,452	279	11%
201-500	1,643	447	18%
501-800	373	231	10%
801-1,100	220	209	9%
1,101-1,500	662	895	37%
1,501 and over	171	356	15%
Total(1)	5,521	2,417	100%

(1)                  Includes 274 compressor units, comprising approximately 109,000 horsepower, leased from Exterran Holdings and excludes 24 compressor units, comprising approximately 8,000 horsepower, leased to Exterran Holdings (see Note 3 to the Financial Statements).

Over the last several years, Exterran Holdings has undertaken efforts to standardize its compressor fleet around major components and key suppliers. Because a significant portion of our fleet consists of Exterran Holdings’ former fleet, we benefit from these efforts, as well. Standardization of our fleet:

·          enables us to minimize our fleet operating costs and maintenance capital requirements;

·          facilitates low-cost compressor resizing; and

·          allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining lower operating costs.

As mentioned above, pursuant to the Omnibus Agreement, Exterran Holdings provides us with all operational staff, corporate staff and support services necessary to run our business.

Business Strategy

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

·          Leverage our relationship with Exterran Holdings.  Our relationship with Exterran Holdings provides us numerous revenue and cost advantages, including the ability to access new and idle compression equipment, deploy that equipment in most of the major natural gas producing regions in the U.S. and provide maintenance and operational support on a more cost effective basis than we could without this relationship.

·          Build our business organically by capitalizing on the long-term fundamentals for the U.S. natural gas compression industry.  We believe our ability to efficiently meet our customers’ evolving compression needs, our long-standing customer relationships and our large compressor fleet will enable us to capitalize on what we believe are long-term fundamentals for the U.S. natural gas compression industry. These fundamentals include increased unconventional natural gas production, decreasing natural reservoir pressures, significant natural gas resources in the U.S. and the continued need for compression services.

·          Grow our business through acquisitions.  We plan to grow over time through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. Including our initial public offering, we have completed eight acquisitions from Exterran Holdings of compressor units comprising approximately 2.4 million horsepower. Exterran Holdings intends, but is not obligated, to offer us the opportunity to purchase the remainder of its U.S. contract operations business over time. The consummation of any future purchase of additional portions of Exterran Holdings’ business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital.

Competitive Strengths

We believe we have the following key competitive strengths:

·          Our relationship with Exterran Holdings.  Our relationship with Exterran Holdings and our access to its personnel, fabrication operations, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract operations services. We and Exterran Holdings intend to continue to manage our respective U.S. compression fleets as one pool of compression equipment from which we can more easily fulfill our respective customers’ needs. This relationship also gives us an advantage in pursuing compression opportunities throughout the U.S. As of December 31, 2013, Exterran Holdings owned approximately 1.0 million horsepower of compression equipment, excluding the compression equipment owned by us, in its U.S. contract operations business. We believe we will benefit from Exterran Holdings’ intention to offer us the opportunity to purchase that business over time. Exterran Holdings also intends, but is not obligated, to offer us the opportunity to purchase newly-fabricated compression equipment.

·          Focus on providing superior customer service.  We believe that our regionally-based network, local presence, experience and in-depth knowledge of customers’ operating needs and growth plans enable us to respond to our customers’ needs and meet their evolving demands on a timely basis. In addition, we focus on achieving a high level of mechanical reliability for the services we provide in order to maximize our customers’ production levels. Our sales efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flow through superior customer service.

·          Stable fee-based cash flows.  We charge a fixed monthly fee for our contract operations services that our customers are generally required to pay, regardless of the volume of natural gas we compress in that month. We believe this fee structure reduces volatility and enhances our ability to generate relatively stable and predictable cash flows.

·          Large fleet in many major producing regions.  Our large fleet and numerous operating locations throughout the U.S. combined with our ability, as a result of our relationship with Exterran Holdings, to efficiently move equipment among producing regions, means that we are not dependent on production activity in any particular region.

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending normally results in changes in demand for our services; however, we believe our contract operations business is typically less impacted by commodity prices than certain other energy service products and services because:

·          compression is necessary for natural gas to be delivered from the wellhead to end users;

·          the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas producing basins and the increased percentage of natural gas production from unconventional sources; and

·          our contract operations business is tied primarily to natural gas production and consumption, which are generally less cyclical in nature than exploration activities.

Because we typically do not take title to the natural gas we compress, and the natural gas we use as fuel for our compressors is supplied by our customers, our direct exposure to commodity price risk is further reduced.

Seasonal Fluctuations

Our results of operations have not historically reflected any material seasonal tendencies and we currently do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Customers

Our current customer base consists of companies engaged in various aspects of the oil and natural gas industry, including natural gas producers, processors, gatherers, transporters and storage providers. We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing. No customer individually accounted for 10% or more of our total revenue during the year ended December 31, 2013.

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

Suppliers

Currently, our sole supplier of newly-fabricated equipment is Exterran Holdings. Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. We may also transfer, exchange or lease compression equipment with Exterran Holdings. Alternatively, we can purchase newly-fabricated or already existing compression equipment from third parties.

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

Competition

The natural gas compression services business is highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. We believe we are competitive with respect to price, equipment availability, customer service, flexibility in meeting customer needs, technical expertise, quality and reliability of our compressors and related services.

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

Non-competition Arrangement with Exterran Holdings

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings has agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations services customers of Exterran Holdings. Compression services include natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service, gas processing operations services and operation, maintenance, service, repairs or overhauls of compression equipment owned by third parties. Similarly, we have agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also our contract operations services customers.

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

Exterran Holdings also has agreed that new customers for contract compression services are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. In that case, Exterran Holdings may provide compression services to the new customer. If we or Exterran Holdings enter into a compression services contract with a new customer, either we or Exterran Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Exterran Holdings on the date of the Omnibus Agreement.

The non-competition arrangements described above do not apply to:

·          our provision of contract compression services to a particular Exterran Holdings customer or customers, with the approval of Exterran Holdings;

·          Exterran Holdings’ provision of contract compression services to a particular customer or customers of ours, with the approval of the conflicts committee of our board of directors;

·          our purchase and ownership of not more than five percent of any class of securities of any entity that provides contract compression services to Exterran Holdings’ contract compression services customers;

·          Exterran Holdings’ purchase and ownership of not more than five percent of any class of securities of any entity that provides contract compression services to our contract compression services customers;

·          Exterran Holdings’ ownership of us;

·          our acquisition, ownership and operation of any business that provides contract compression services to Exterran Holdings’ contract compression services customers if Exterran Holdings has been offered the opportunity to purchase the business for its fair market value from us and Exterran Holdings declines to do so. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, we will agree not to provide contract compression services to Exterran Holdings’ customers that are also customers of the acquired business at the sites at which Exterran Holdings is providing contract operations services to them at the time of the acquisition;

·          Exterran Holdings’ acquisition, ownership and operation of any business that provides contract compression services to our contract operations services customers if we have been offered the opportunity to purchase the business for its fair market value from Exterran Holdings and we decline to do so with the concurrence of the conflicts committee of our board of directors. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, Exterran Holdings will agree not to provide contract operations services to our customers that are also customers of the acquired business at the sites at which we are providing contract operations services to them at the time of the acquisition; or

·          a situation in which one of our customers (or its applicable business) and a customer of Exterran Holdings (or its applicable business) merge or are otherwise combined, in which case, each of we and Exterran Holdings may continue to provide contract operations services to the applicable combined entity or business without being in violation of the non-competition provisions, but Exterran Holdings and the conflicts committee of our board of directors must negotiate in good faith to implement procedures or such other arrangements, as necessary, to protect the value to each of Exterran Holdings and us of the business of providing contract operations services to each such customer or its applicable business.

Unless the Omnibus Agreement is terminated earlier due to a change of control of Exterran GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2014 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

On August 20, 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule would have required us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at certain sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. Following legal challenges to the 2010 rule, the EPA reconsidered the rule and published revisions to the rule on January 30, 2013. The revised rule requires management practices for all covered engines but requires catalyst installation only on larger equipment at sites that are not deemed to be “remote.” Based on feedback from our customers regarding the sites at which we provide contract operations services to them using such equipment, we estimate that the vast majority of those sites are “remote,” and, as such, we do not anticipate these rules, as currently drafted, will have a material adverse impact on our business, financial condition, results of operations or ability to make cash distributions to our unitholders. Compliance with the final rule was required by October 2013.

On May 21, 2012, the EPA issued new ozone nonattainment designations for all areas except Chicago, in relation to the 2008 national ambient air quality standard (“NAAQS”) for ozone. Among other things, these new designations add Wise County to the Dallas-Fort Worth (“DFW”) nonattainment area. This new designation will require Texas to modify its State Implementation Plan (“SIP”) to include a plan for Wise County, Texas to come into compliance with the ozone NAAQS. This modification process started in January 2014, and the State of Texas anticipates having new regulations in place by mid-2015. If Texas implements the same control requirements in Wise County that are already in place in the other counties in the DFW nonattainment area, we could be required to modify or remove and replace a significant amount of equipment we currently utilize in Wise County. However, at this point we cannot predict what Texas’ new SIP will require or what equipment will still be operating in Wise County when it comes into effect and, as a result, we cannot currently accurately predict the impact or cost to comply.

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

In addition, in January 2011, the Texas Commission on Environmental Quality (“TCEQ”) finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2020 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this point, however, we cannot predict whether any such rules would require us to incur material costs.

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

Independent of Congress, the EPA has been pursuing regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for some sites we operated in 2013.

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

Available Information

Our website address is www.exterran.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (“SEC”). Information on our website is not incorporated by reference in this report or any of our other securities filings. Paper copies of our filings are also available, without charge, from Exterran Partners, L.P., 16666 Northchase Drive, Houston, Texas 77060, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

·          the Code of Business Conduct and Ethics of Exterran GP LLC; and

·          the charters of the audit, conflicts and compensation committees of Exterran GP LLC.

Item 1A.  Risk Factors

As described in Part I (“Disclosure Regarding Forward-Looking Statements”), this report contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occurs, our business, financial condition, results of operations and our ability to make cash distributions to our unitholders could be negatively impacted.

Risks Related to Our Business

We have been in the past and in the future may be dependent on our cost caps to generate sufficient cash from operating surplus to enable us to make cash distributions at our current distribution rate. These caps expire on December 31, 2014. If Exterran Holdings does not extend the caps, their expiration would likely reduce the amount of cash flow available to unitholders and, accordingly, may impair our ability to maintain or increase our distributions.

Pursuant to the Omnibus Agreement, our obligation to reimburse Exterran Holdings for (i) any cost of sales that it incurs in the operation of our business and (ii) any SG&A costs allocated to us is capped (after taking into account any such costs we incur and pay directly) through December 31, 2014. Cost of sales was capped at $21.75 per operating horsepower per quarter at December 31, 2013, and is capped at $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $12.5 million per quarter at December 31, 2013, and are capped at $15.0 million per quarter from January 1, 2014 through December 31, 2014.

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $12.4 million, $16.6 million and $26.5 million during 2013, 2012, and 2011, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $12.8 million, $8.2 million and $5.9 million during 2013, 2012 and 2011, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $25.2 million, $24.8 million and $32.4 million lower during 2013, 2012 and 2011, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.13x, 1.02x and 0.78x during 2013, 2012 and 2011, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.36x, 1.29x and 1.22x during 2013, 2012, and 2011, respectively. As a result, without the benefit of the cost caps, we would not have generated sufficient available cash from operating surplus during 2011 to pay distributions at the level paid during that year without incurring borrowings.

These cost caps expire on December 31, 2014 and Exterran Holdings is under no obligation to extend them. If Exterran Holdings does not extend the caps, their expiration would likely reduce the amount of cash flow available to unitholders and, accordingly, may impair our ability to maintain or increase our distributions.

Low natural gas prices in the U.S. could decrease demand for our natural gas compression services and, as a result, adversely affect our business and decrease our revenue and cash available for distribution.

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression services. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production. In April 2012, natural gas prices in the U.S. fell to their lowest levels in more than a decade at around $2.00 per MMBtu. As a result, certain companies reduced their natural gas drilling and production activities, particularly in more mature and predominantly dry gas areas, where we provide a significant amount of contract operations services, which led to a decline in our business in these areas during 2012. Since then, natural gas prices in the U.S. have improved somewhat to approximately $4.30 per MMBtu as of December 31, 2013, but natural gas prices in 2013 continued to cause certain companies to reduce their natural gas drilling and production activities in more mature and predominantly dry gas areas in the U.S., which led to a continued decline in our contract operations business in these areas in 2013. During periods of lower natural gas prices, natural gas production growth could be limited or decline in the U.S., particularly in dry gas areas, and the level of production activity and the demand for our contract operations services could decrease, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. A reduction in demand for our services could also force us to reduce our pricing substantially. Additionally, compression services for unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments.

In addition, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. A decline in demand for oil and natural gas or prices for those commodities, or instability in the U.S. energy markets could cause a reduction in demand for our services and result in a reduction of our estimates of future cash flows and growth rates in our business. These events could cause us to record impairments of long-lived assets. For example, during the years ended December 31, 2013, 2012 and 2011, we recorded long-lived asset impairments of $5.4 million, $29.6 million and $1.1 million, respectively. Included in the impairments recorded in recent years are idle units we retired from our fleet, and we expect to either sell these units or to re-utilize their key components. Selling these compressor units is expected to take several years, and if we are not able to sell these units or re-utilize their key components for the amount we estimated in our impairment analysis, we could be required to record an additional impairment. The impairment of our goodwill, intangible assets or other long-lived assets could have a material adverse effect on our results of operations.

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

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2013, we had approximately $758.0 million in outstanding debt obligations. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this report.

Our substantial debt and associated commitments could have important adverse consequences. For example, these commitments could:

·                  make it more difficult for us to satisfy our contractual obligations;

·                  increase our vulnerability to general adverse economic and industry conditions;

·                  limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;

·                  increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are based upon variable interest rates and a portion can adjust based upon our credit statistics;

·                  limit our flexibility in planning for, or reacting to, changes in our business and our industry;

·                  place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and

·                  limit our ability to refinance our debt in the future or borrow additional funds.

A substantial portion of our cash flow must be used to service our debt obligations, and future interest rate increases could reduce the amount of our cash available for distribution.

At December 31, 2013, we had $758.0 million in outstanding debt obligations, consisting of $345.0 million outstanding under our 6% senior notes due April 2021 (the “6% Notes”), $263.0 million outstanding under our revolving credit facility and $150.0 million outstanding under our term loan. The senior secured credit agreement (the “Credit Agreement”) requires that we make mandatory prepayments of the term loan with the net cash proceeds of certain asset transfers. Borrowings under our senior secured credit facility bear interest at floating rates. We have effectively fixed a portion of the floating rate debt through the use of interest rate swaps; however, changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. As of December 31, 2013, after taking into consideration interest rate swaps, we had $163.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2013 would result in an annual increase in our interest expense of approximately $1.6 million.

Covenants in our Credit Agreement may impair our ability to operate our business.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of December 31, 2013, we maintained a 7.5 to 1.0 EBITDA to Total Interest Expense ratio, a 3.1 to 1.0. Total Debt to EBITDA ratio and a 1.7 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement.

The breach of any of our covenants could result in a default under our Credit Agreement which could cause our indebtedness under our Credit Agreement to become due and payable. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreement, which would accelerate our obligation to repay our indebtedness under those agreements. If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected. As of December 31, 2013, we are in compliance with all financial covenants under our Credit Agreement.

Our inability to fund purchases of additional compression equipment could adversely impact our results of operations and cash available for distribution.

We may not be able to maintain or grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our senior secured credit facility may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Additionally, pursuant to our partnership agreement, we intend to distribute all of our “available cash,” as defined in our partnership agreement, to our unitholders on a quarterly basis. Therefore, a significant portion of our cash flow from operations will be used to fund such distributions. As a result, we intend to fund our growth capital expenditures and acquisitions, including future acquisitions of compression services contracts and equipment from Exterran Holdings, with external sources of capital including additional borrowings under our senior secured credit facility and/or public or private offerings of equity or debt. Our ability to grow our asset and customer base could be impacted by any limits on our ability to access equity and debt capital.

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

·          the level of capital expenditures we make;

·          the cost of acquisitions;

·          our debt service requirements and other liabilities;

·          fluctuations in our working capital needs;

·          our ability to refinance our debt in the future or borrow funds and access capital markets;

·          restrictions contained in our debt agreements; and

·          the amount of cash reserves established by our general partner.

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

Our business is highly competitive and there are low barriers to entry. We experience competition from companies that may be able to adapt more quickly to technological changes within our industry and changes in economic and market conditions, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may not be able to compete effectively. In addition, we could face significant competition from new entrants into our industry. Some of our existing competitors or new entrants may expand or fabricate new compressor units that would create additional competition for the services we provide to our customers. In addition, our customers may purchase and operate their own compressor fleets in lieu of using our natural gas compression services. Any of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Our ability to grow the per unit distribution on our units is dependent in part upon our ability to expand our business. Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:

·          acquire additional U.S. contract operations services business from Exterran Holdings;

·          consummate accretive acquisitions;

·          enter into contracts for new services with our existing customers or new customers; and

·          obtain required financing for our existing and new operations.

A deficiency in any of these factors could adversely affect our ability to achieve growth in the level of our cash flows or realize benefits from acquisitions.

If we do not make acquisitions on economically acceptable terms, our future growth and our ability to maintain or increase distributions to our unitholders could be limited.

Our ability to grow depends, in part, on our ability to make accretive acquisitions. If we are unable to make accretive acquisitions either because we are: (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (ii) unable to obtain financing for these acquisitions on economically acceptable terms, or (iii) outbid by competitors, then our future growth and ability to maintain or increase distributions could be limited. Furthermore, even if we make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

Any acquisition involves potential risks, including, among other things:

·          an inability to integrate successfully the businesses we acquire;

·          the assumption of unknown liabilities;

·          limitations on rights to indemnity from the seller;

·          mistaken assumptions about the cash generated or anticipated to be generated by the business acquired or the overall costs of equity or debt;

·          the diversion of management’s attention from other business concerns;

·          unforeseen operating difficulties; and

·          customer or key employee losses at the acquired businesses.

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

Exterran Holdings and its affiliates, other than us, are prohibited from competing directly or indirectly with us with respect to certain of our existing customers and certain locations where we currently conduct business, and with respect to any new contract compression services customer that approaches either Exterran Holdings or ourselves, until the earliest to occur of December 31, 2014, a change of control of Exterran Holdings or our general partner, or the removal or withdrawal of our general partner. Otherwise, Exterran Holdings is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Exterran Holdings continues to own and operate a U.S. contract operations business, including natural gas compression, and continues to engage in international contract operations, fabrication and aftermarket service activities. Exterran Holdings is a large, established participant in the contract operations business, and has significantly greater resources, including idle compression equipment, operating personnel, fabrication operations, vendor relationships and experience, than we have, which factors may make it more difficult for us to compete with it with respect to commercial activities as well as for acquisition candidates. Exterran Holdings and its affiliates may acquire, fabricate or dispose of additional natural gas compression or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Exterran Holdings could adversely impact our results of operations and cash available for distribution.

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

The consummation of any such purchases will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchases (which will require the approval of the conflicts committee of our board of directors) and our ability to finance such purchases on acceptable terms. Additionally, Exterran Holdings may be limited in its ability to consummate sales of additional portions of such business to us by the terms of its existing or future credit facilities or indentures. Furthermore, our senior secured credit facility includes covenants that may limit our ability to finance acquisitions. If a sale of any additional portion of Exterran Holdings’ U.S. contract operations business would be restricted or prohibited by such covenants, we or Exterran Holdings may be required to seek waivers of such provisions or refinance those debt instruments in order to consummate a sale, neither of which may be accomplished timely, if at all. If we are unable to grow through additional acquisitions of the remainder of Exterran Holdings’ U.S. contract operations business, our ability to maintain or increase distributions to our unitholders may be limited.

Many of our compression services contracts with customers have short initial terms, and after the initial term are cancelable on short notice, and we cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewals, or renewals at reduced rates, or the loss of contracts with any significant customer, could adversely impact our results of operations and cash available for distribution.

The length of our compression services contracts with customers varies based on operating conditions and customer needs. Our initial contract terms are not long enough to enable us to recoup the cost of acquiring the equipment we use to provide compression services, and these contracts are typically cancelable on short notice after the initial term. We cannot be sure that a substantial number of these contracts will be extended or renewed by our customers or that any of our customers will continue to contract with us. The inability to negotiate extensions or renew a substantial portion of our compression services contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with our customers or the loss of all or a significant portion of our services contracts with any significant customer could lead to a reduction in revenue and net income and could require us to record additional asset impairments. This could have a material adverse effect upon our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Exterran Holdings is under no obligation to offer or sell to us newly-fabricated or idle compression equipment and may choose not to do so timely or at all. We may not be able to purchase newly-fabricated or idle compression equipment from third-party producers or marketers of such equipment or from our competitors. If we are unable to purchase compression equipment on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us, or we may not be able to compete for business from new or existing customers, either of which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Our reliance on Exterran Holdings as an operator of our assets and our limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Pursuant to the Omnibus Agreement, Exterran Holdings provides us with all administrative and operational services, including without limitation all operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering services necessary to run our business. Our operational success and ability to execute our growth strategy depends significantly upon Exterran Holdings’ satisfactory operation of our assets and performance of these services. Our reliance on Exterran Holdings as an operator of our assets and our resulting limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We indirectly depend on particular suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.

Some of the components used in our compressors are obtained by Exterran Holdings from a single source or a limited group of suppliers. Exterran Holdings’ reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. Exterran Holdings does not have long-term contracts with some of these sources, and its partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, since any increase in component prices for compression equipment fabricated by Exterran Holdings for us will be passed on to us, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

From time to time, we are subject to various claims, litigation and other proceedings that could ultimately be resolved against us, requiring material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, both in litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 (“Legal Proceedings”) and also Note 13 (“Commitments and Contingencies”) to the Financial Statements included in this report for additional information regarding certain legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a heavy equipment dealer, the qualification of our natural gas compressors as heavy equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes under revised Texas statutes.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional delays to our exploration and production customers in drilling and completing natural gas wells, which could adversely affect demand for our contract operations services.

Hydraulic fracturing is an important and common practice that exploration and production operators use to stimulate production of hydrocarbons, particularly natural gas, from dense subsurface rock formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions but the EPA has asserted federal regulatory authority under the federal Safe Drinking Water Act over hydraulic fracturing involving the use of diesel. In addition, a number of agencies including EPA, the U.S. Department of Energy, and the U.S. Department of the Interior, along with Congressional committees, have been pursuing studies and other inquiries into the potential environmental effects of hydraulic fracturing, the outcome of which could reach conclusions that could give rise to new legislation or regulations. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. The U.S. Bureau of Land Management on May 24, 2013 proposed regulations that, when finalized, will govern hydraulic fracturing on public lands. At the state level, some states have adopted and other states are considering adopting legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. In the event that new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our contract operations services, and as a result could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs.

On August 20, 2010, the EPA published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule would have required us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at certain sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. Following legal challenges to the 2010 rule, the EPA reconsidered the rule and published revisions to the rule on January 30, 2013. The revised rule requires management practices for all covered engines but requires catalyst installation only on larger equipment at sites that are not deemed to be “remote.” Based on feedback from our customers regarding the sites at which we provide contract operations services to them using such equipment, we estimate that the vast majority of those sites are “remote,” and, as such, we do not anticipate these rules, as currently drafted, will have a material adverse impact on our business, financial condition, results of operations or ability to make cash distributions to our unitholders.

On May 21, 2012, the EPA issued new ozone nonattainment designations for all areas except Chicago, in relation to the 2008 NAAQS for ozone. Among other things, these new designations add Wise County, Texas to the DFW nonattainment area. This new designation will require Texas to modify its SIP to include a plan for Wise County to come into compliance with the ozone NAAQS. This modification process started in January 2014, and the State of Texas anticipates having new regulations in place by mid-2015. If Texas implements the same control requirements in Wise County that are already in place in the other counties in the DFW nonattainment area, we could be required to modify or remove and replace a significant amount of equipment we currently utilize in Wise County. However, at this point we cannot predict what Texas’ new SIP will require or what equipment will still be operating in Wise County when it comes into effect and, as a result, we cannot currently accurately predict the impact or cost to comply.

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

In addition, in January 2011, the TCEQ finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2020 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this point, however, we cannot predict whether any such rules would require us to incur material costs.

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

Independent of Congress, the EPA has been pursuing regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for some sites we operated in 2013.

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

Our operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations entail inherent risks including equipment defects, malfunctions and failures and natural disasters which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us to substantial liability for personal injury, wrongful death, property damage, pollution and other environmental damages. Exterran Holdings insures our property and operations against many of these risks; however, the insurance it carries may not be adequate to cover our claims or losses. Exterran Holdings currently has minimal amount of insurance on our offshore assets. In addition, Exterran Holdings is substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles it absorbs under its insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

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

Exterran Holdings owns and controls our general partner. Most of our executive officers are officers of Exterran Holdings. Therefore, conflicts of interest may arise between Exterran Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

·          neither our partnership agreement nor any other agreement requires Exterran Holdings to pursue a business strategy that favors us. Exterran Holdings’ directors and officers have a fiduciary duty to make these decisions in the best interests of the owners of Exterran Holdings, which may be contrary to our interests;

·          our general partner controls the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and Exterran Holdings, on the other hand, including provisions governing administrative services, acquisitions and transfers of compression equipment and non-competition provisions;

·          our general partner controls whether we agree to acquire additional contract operations customers or assets from Exterran Holdings that are offered to us by Exterran Holdings and the terms of such acquisitions;

·          our general partner is allowed to take into account the interests of parties other than us, such as Exterran Holdings and its affiliates, in resolving conflicts of interest;

·          other than as provided in our Omnibus Agreement with Exterran Holdings, Exterran Holdings and its affiliates are not limited in their ability to compete with us. Exterran Holdings will continue to engage in U.S. and international contract operations services as well as third-party sales coupled with aftermarket service contracts and may, in certain circumstances, compete with us with respect to any future acquisition opportunities;

·          Exterran Holdings’ U.S. and international contract compression services businesses and its third-party equipment customers may compete with us for newly-fabricated and idle compression equipment and Exterran Holdings is under no obligation to offer equipment to us for purchase or use;

·          all of the officers and employees of Exterran Holdings who provide services to us also will devote significant time to the business of Exterran Holdings, and will be compensated by Exterran Holdings for the services rendered to it;

·          our general partner has limited its liability and reduced its fiduciary duties, and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

·          our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders;

·          our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders;

·          our general partner determines which costs incurred by it and its affiliates are reimbursable by us and Exterran Holdings determines the allocation of shared overhead expenses;

·          our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

·          our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;

·          our general partner may exercise its limited right to call and purchase common units if it and its affiliates own more than 80% of the common units; and

·          our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

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

Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty laws. For example, our partnership agreement:

·          permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or any limited partner. Examples include the exercise of its limited call right, the exercise of its rights to transfer or vote the units it owns, the exercise of its registration rights and its determination whether or not to consent to any merger or consolidation of the partnership or amendment to our partnership agreement;

·          provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;

·          generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of our board of directors acting in good faith and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

·          provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

·          provides that in resolving conflicts of interest, it will be presumed that in making its decision the general partner acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units voting together as a single class is required to remove our general partner. As of December 31, 2013, our general partner and its affiliates owned 40% of our aggregate outstanding common units.

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

Our partnership agreement does not limit the number of additional limited partner interests that we may issue at any time without the approval of our unitholders. The issuance of additional common units or other equity securities of equal or senior rank by us will have the following effects:

·          our unitholders’ proportionate ownership interest in us will decrease;

·          the amount of cash available for distribution on each unit may decrease;

·          the ratio of taxable income to distributions may increase;

·          the relative voting strength of each previously outstanding unit may be diminished; and

·          the market price of the common units may decline.

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

Affiliates of our general partner may sell common units in the public or private markets, which could have an adverse impact on the trading price of the common units.

At December 31, 2013, Exterran Holdings and its affiliates held 19,618,918 common units. The sale of these common units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. At December 31, 2013, our general partner and its affiliates owned 40% of our aggregate outstanding common units.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. Unitholders could be liable for any and all of our obligations as if they were a general partner if:

·          a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

·          a unitholder’s right to act with other unitholders to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitutes “control” of our business.

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

The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

·          our quarterly distributions;

·          our quarterly or annual earnings or those of other companies or partnerships in our industry;

·          changes in commodity prices;

·          changes in demand for natural gas in the U.S.;

·          loss of a large customer;

·          announcements by us or our competitors of significant contracts or acquisitions;

·          changes in accounting standards, policies, guidance, interpretations or principles;

·          tax legislation;

·          general economic conditions;

·          the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

·          future sales of our common units; and

·          the other factors described in these Risk Factors.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes. We could lose our status as a partnership for a number of reasons, including not having enough “qualifying income.” If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes, our cash available for distribution would be substantially reduced.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, and would likely pay state income tax. Distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

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

In addition to federal income taxes, unitholders will likely be subject to other taxes, including international, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own or acquire property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file international, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, they may be subject to penalties for failure to comply with those requirements. We conduct business and/or own assets in the states of Alabama, Arkansas, California, Colorado, Illinois, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, West Virginia and Wyoming. Each of these states, other than Tennessee, Texas and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities that may be unitholders. As we make acquisitions or expand our business, we may conduct business or own assets in additional states that impose a personal income tax or that impose entity level taxes to which certain unitholders could be subject. It is each unitholder’s responsibility to file all applicable U.S. federal, international, state and local tax returns.

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

Item 3.  Legal Proceedings

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year and 97 petitions for review in the appropriate district courts with respect to the 2013 tax year. Since we filed the petitions, many of the cases, pending in the same county, have been consolidated. Only five cases have advanced to the point of trial or submission of summary judgment motions, and only two cases have been decided, with both decisions rendered by the same presiding judge.

On October 17, 2013, the 143rd Judicial District Court of Loving County, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District that EES and EXLP are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the district court further held that the Heavy Equipment Statutes were unconstitutional as applied to EES’s and EXLP’s compressors. EES and EXLP have appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas. No hearing date for the appeal has yet been set.

On October 28, 2013, the 143rd Judicial District Court of Ward County, Texas ruled in EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District that EES and EXLP are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court again held that the Heavy Equipment Statutes were unconstitutional as applied to the EES’s and EXLP’s compressors. EES and EXLP have appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas, and the Ward County Appraisal District has cross-appealed the district court’s ruling that EES and EXLP are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment. No hearing date for the appeal has yet been set.

We have filed motions for summary judgment in three other state district court cases (EES Leasing v. Irion County Appraisal District pending in the 51st Judicial District Court of Irion County, Texas; EES Leasing LLC & EXLP Leasing LLC v. Harris County Appraisal District pending in the 189th Judicial District Court of Harris County, Texas; and EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District pending in the 10th Judicial District Court of Galveston County, Texas) but have not yet received the courts’ decisions. No trial date has been set with respect to the first two of these lawsuits. In the third lawsuit, trial is set for March 12, 2014.

We continue to believe that the revised statutes are constitutional as applied to natural gas compressors. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with appraisal districts to stay or abate other pending 2012 and 2013 district court cases. Please see Note 13 (“Commitments and Contingencies”) to the Financial Statements included in this report for a discussion of our ad valorem tax expense and benefit relating to the Heavy Equipment Statutes, which is incorporated by reference into this Item 3.

In the ordinary course of business, we are also involved in various other pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these other actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. However, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units trade on the NASDAQ Global Select Market under the symbol “EXLP”. On February 18, 2014, the closing price of a common unit was $29.28. At the close of business on February 11, 2014, based upon information received from our transfer agent and brokers and nominees, we had 14 registered common unitholders and approximately 14,200 street name holders. The following table sets forth the range of high and low sale prices for our common units and cash distributions declared per common unit for the periods indicated.

	Price Range		Cash Distribution Declared per
	High	Low	Common Unit(1)
Year Ended December 31, 2012:
First Quarter	$25.00	$20.28	$0.4975
Second Quarter	$22.72	$18.30	$0.5025
Third Quarter	$23.10	$19.14	$0.5075
Fourth Quarter	$23.57	$19.65	$0.5125
Year Ended December 31, 2013:
First Quarter	$26.45	$20.50	$0.5175
Second Quarter	$31.44	$26.11	$0.5225
Third Quarter	$32.39	$26.77	$0.5275
Fourth Quarter	$31.48	$25.61	$0.5325

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

We make distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

·          first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

·          second, 98% to common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

·          third, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

·          fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

·          thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

Item 6.  Selected Financial Data

The table below shows selected financial data for Exterran Partners, L.P. for each of the five years in the period ended December 31, 2013, which has been derived from our audited Financial Statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this report (in thousands, except per unit data):

	Years Ended December 31,
	2013(1)	2012(1)	2011(1)	2010(1)	2009(1)
Statement of Operations Data
Revenue	$466,193	$387,493	$308,274	$237,636	$181,729
Gross margin(2)	264,148	204,333	145,349	113,394	98,249
Depreciation and amortization	103,711	88,298	67,930	52,518	36,452
Long-lived asset impairment(3)	5,350	29,560	1,060	24,976	3,151
Selling, general and administrative — affiliates	61,971	49,889	39,380	34,830	24,226
Interest expense	37,068	25,167	30,400	24,037	20,303
Other (income) expense, net	(9,481)	(35)	(392)	(314)	(1,208)
Provision for income taxes	1,506	945	918	680	541
Net income (loss)	64,023	10,509	6,053	(23,333)	14,784
Weighted average common units outstanding:
Basic	47,651	41,371	31,390	21,360	13,461
Diluted	47,667	41,382	31,403	21,360	13,477
Weighted average subordinated units outstanding:
Basic			3,747	5,731	6,325
Diluted			3,747	5,731	6,325
Income (loss) per common unit:
Basic	$1.18	$0.14	$0.09	$(0.90)	$0.68
Diluted	$1.18	$0.14	$0.09	$(0.90)	$0.68
Income (loss) per subordinated unit:
Basic			$0.09	$(0.90)	$0.68
Diluted			$0.09	$(0.90)	$0.68
Other Financial Data:
EBITDA, as further adjusted(2)	$238,012	$180,034	$139,290	$104,807	$83,840
Distributable cash flow(2)	$152,976	$117,966	$90,284	$66,831	$49,809
Capital expenditures:
Expansion(4)	$126,635	$119,460	$21,389	$12,215	$5,308
Maintenance(5)	41,401	38,368	28,861	15,898	12,585
Cash flows provided by (used in):
Operating activities	$158,286	$125,217	$80,090	$43,682	$55,936
Investing activities	(117,132)	(228,940)	(106,463)	(29,042)	(7,422)
Financing activities	(41,114)	103,860	26,328	(14,793)	(51,555)
Cash distributions declared and paid per limited partner unit in respective periods	$2.0800	$2.0000	$1.9200	$1.8550	$1.8500

	December 31,
	2013(1)	2012(1)	2011(1)	2010(1)	2009(1)
Balance Sheet Data
Cash and cash equivalents	$182	$142	$5	$50	$203
Working capital(6)	46,802	1,661	21,121	14,751	4,094
Total assets	1,368,063	1,163,536	991,005	813,345	717,226
Long-term debt	757,955	680,500	545,500	449,000	432,500
Partners’ capital	591,755	439,000	423,766	350,737	258,308

(1)         In March 2013, March 2012, June 2011, August 2010 and November 2009 we acquired from Exterran Holdings contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements. An acquisition of a business from an entity under common control is generally accounted for in accordance with accounting principles generally accepted in the U.S. (“GAAP”) by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect of these acquisitions was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisitions beginning on the date of each such acquisition.

(2)         Gross margin, EBITDA, as further adjusted, and distributable cash flow are non-GAAP financial measures. They are defined, reconciled to net income (loss) and discussed further in “Non-GAAP Financial Measures” below.

(3)         During 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 110 idle compressor units, representing approximately 25,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $5.4 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 260 idle compressor units, representing approximately 71,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $22.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. In connection with our 2012 fleet review, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for most of the remaining units and increased the weighted average disposal period for the units from the assumptions used in prior periods. This resulted in an additional impairment of $7.4 million to reduce the book value of each unit to its estimated fair value.

During 2011, 2010 and 2009, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the impaired long-lived asset’s fair value was based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The net book value of these assets exceeded the fair value by $1.1 million, $0.4 million and $3.2 million, respectively, during the years ended December 31, 2011, 2010 and 2009, and was recorded as a long-lived asset impairment. Additionally, during December 2010, we completed an evaluation of our longer-term strategies and determined to retire and sell approximately 370 idle compressor units, representing approximately 117,000 horsepower, previously used to provide services in our business. As a result of this decision to sell these compressor units, we performed an impairment review and based on that review, recorded a $24.6 million asset impairment to reduce the book value of each unit to its estimated fair value.

(4)         Expansion capital expenditures are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification.

(5)         Maintenance capital expenditures are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense and impairment charges. Each of these excluded expenses is material to our consolidated statements of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary to support our operations and required partnership activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2013	2012	2011	2010	2009
Net income (loss)	$64,023	$10,509	$6,053	$(23,333)	$14,784
Depreciation and amortization	103,711	88,298	67,930	52,518	36,452
Long-lived asset impairment	5,350	29,560	1,060	24,976	3,151
Selling, general and administrative — affiliates	61,971	49,889	39,380	34,830	24,226
Interest expense	37,068	25,167	30,400	24,037	20,303
Other (income) expense, net	(9,481)	(35)	(392)	(314)	(1,208)
Provision for income taxes	1,506	945	918	680	541
Gross margin	$264,148	$204,333	$145,349	$113,394	$98,249

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

The following table reconciles our net income (loss) to EBITDA, as further adjusted (in thousands):

	Years Ended December 31,
	2013	2012	2011	2010	2009
Net income (loss)	$64,023	$10,509	$6,053	$(23,333)	$14,784
Provision for income taxes	1,506	945	918	680	541
Depreciation and amortization	103,711	88,298	67,930	52,518	36,452
Long-lived asset impairment	5,350	29,560	1,060	24,976	3,151
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	25,180	24,758	32,397	24,720	7,798
Non-cash selling, general and administrative costs — affiliates	1,174	797	532	1,209	811
Interest expense	37,068	25,167	30,400	24,037	20,303
EBITDA, as further adjusted	$238,012	$180,034	$139,290	$104,807	$83,840

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

The following table reconciles our net income (loss) to distributable cash flow (in thousands, except ratios):

	Years Ended December 31,
	2013		2012		2011		2010		2009
Net income (loss)	$64,023		$10,509		$6,053		$(23,333)		$14,784
Depreciation and amortization	103,711		88,298		67,930		52,518		36,452
Long-lived asset impairment	5,350		29,560		1,060		24,976		3,151
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	25,180		24,758		32,397		24,720		7,798
Non-cash selling, general and administrative costs — affiliates	1,174		797		532		1,209		811
Interest expense	37,068		25,167		30,400		24,037		20,303
Expensed acquisition costs	575		695		514		356		803
Other expensed costs	246		—		—		—		—
Less: Gain on sale of property, plant and equipment	(10,140)		(689)		(919)		(667)		(2,011)
Less: Cash interest expense	(32,810)		(22,761)		(18,822)		(21,087)		(19,697)
Less: Maintenance capital expenditures	(41,401)		(38,368)		(28,861)		(15,898)		(12,585)
Distributable cash flow	$152,976		$117,966		$90,284		$66,831		$49,809

Distributions declared to all unitholders for the period, including incentive distributions rights	$112,705		$91,617		$74,214		$54,913		$39,404
Distributable cash flow coverage(1)	1.36	x	1.29	x	1.22	x	1.22	x	1.26	x

(1)         Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part I, Item 1A (“Risk Factors”) in this report.

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

Generally, our overall business activity and revenue increase as the demand for natural gas increases. Demand for our compression services is linked more directly to natural gas consumption and production than to exploration activities, which helps limit our direct exposure to commodity price risk. Because we typically do not take title to the natural gas we compress, and the natural gas we use as fuel for our compressors is supplied by our customers, our direct exposure to commodity price risk is further reduced.

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

Natural gas consumption in the U.S. for the twelve months ended November 30, 2013 remained relatively flat compared to the twelve months ended November 30, 2012. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will decrease by 1.3% in 2014 compared to 2013 and increase by an average of 0.7% per year thereafter until 2040.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2013 increased by approximately 1.1% over the twelve months ended November 30, 2012. The EIA forecasts that total U.S. natural gas marketed production will increase by 2.2% in 2014 compared to 2013 and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040.

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

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, our customers’ decisions between using our services or our competitors’ services, our customers’ decisions regarding whether to own and operate the equipment themselves, and the timing and consummation of acquisitions of additional contract operations customer service agreements and equipment from Exterran Holdings or others. As we believe there will continue to be a high level of activity in certain U.S. areas focused on the production of oil and natural gas liquids, we anticipate investing more capital in new fleet units in 2014 than we did in 2013.

In the second half of 2011, Exterran Holdings, which provides all operational staff, corporate staff and support services necessary to operate our business, embarked on a multi-year plan to improve the profitability of its operations, including the operations of our business. Exterran Holdings implemented certain key profitability initiatives associated with this plan in 2012 and implemented additional process initiatives intended to improve operating efficiency and reduce cost structure throughout 2013. These initiatives have positively impacted our business, and we expect additional positive impact in 2014.

During 2013, we saw steady activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continue to be offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. In early 2012, natural gas prices in the U.S. fell to their lowest levels in more than a decade, but recovered some of the 2012 decline during 2013. Historically, natural gas prices in the U.S. have been volatile. During periods of lower natural gas prices, natural gas production growth could be limited or decline in the U.S., particularly in dry gas areas. A 1% decrease in average operating horsepower of our contract operations fleet during the year ended December 31, 2013 would have resulted in a decrease of approximately $4.7 million and $2.6 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”).

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

Certain Key Challenges and Uncertainties

Market conditions in the natural gas industry and competition in the natural gas compression industry represent key challenges and uncertainties. In addition to these, we believe the following represent some of the key challenges and uncertainties we will face in the near future:

Dependence on Cost Caps with Exterran Holdings.  Under the Omnibus Agreement, our obligation to reimburse Exterran Holdings for any cost of sales that it incurs in the operation of our business and any cash SG&A expense allocated to us is capped (after taking into account any such costs we incur and pay directly) through December 31, 2014. During 2013, 2012 and 2011, cost of sales was capped at $21.75 per operating horsepower per quarter, and is capped at $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $7.6 million per quarter from November 10, 2009 through June 9, 2011, $9.0 million per quarter from June 10, 2011 through March 7, 2012, $10.5 million per quarter from March 8, 2012 through March 31, 2013 and $12.5 million per quarter from April 1, 2013 through December 31, 2013, and are capped at $15.0 million per quarter from January 1, 2014 through December 31, 2014. Our cost of sales exceeded the cap provided in the Omnibus Agreement by $12.4 million, $16.6 million and $26.5 million during 2013, 2012, and 2011, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $12.8 million, $8.2 million and $5.9 million during 2013, 2012 and 2011, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $25.2 million, $24.8 million and $32.4 million lower during 2013, 2012 and 2011, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.13x, 1.02x and 0.78x during 2013, 2012 and 2011, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.36x, 1.29x and 1.22x during 2013, 2012, and 2011, respectively. These cost caps expire on December 31, 2014 and Exterran Holdings is under no obligation to extend them. The expiration of these caps, without an extension to them under the Omnibus Agreement, would likely reduce the amount of cash flow available to unitholders and, accordingly, may impair our ability to maintain or increase our distributions.

U.S. Market and Natural Gas Pricing.  During 2013, we saw steady activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continue to be offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. In early 2012, natural gas prices in the U.S. fell to their lowest levels in more than a decade, but recovered some of the 2012 decline during 2013. Historically, natural gas prices in the U.S. have been volatile. During periods of lower natural gas prices, natural gas production growth could be limited or decline in the U.S., particularly in dry gas areas, and as a result, the demand for our natural gas compression services could be adversely affected. The recent investment of capital in new equipment by our competitors and other third parties could also create uncertainty in our business outlook. Many of our contracts with customers have short initial terms and are typically cancelable on short notice after the initial term, and we cannot be certain that these contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewals, or renewals at reduced rates, could adversely impact our results of operations and our distributable cash flow.

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

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Years Ended December 31,
	2013	2012	2011
Total Available Horsepower (at period end)(1)	2,417	2,084	1,873
Total Operating Horsepower (at period end)(1)	2,264	1,991	1,728
Average Operating Horsepower	2,155	1,883	1,549
Horsepower Utilization:
Spot (at period end)	94%	96%	92%
Average	94%	93%	89%

(1)                  Includes compressor units comprising approximately 109,000, 163,000 and 221,000 horsepower leased from Exterran Holdings as of December 31, 2013, 2012 and 2011, respectively. Excludes compressor units comprising approximately 8,000, 9,000 and 18,000 horsepower leased to Exterran Holdings as of December 31, 2013, 2012 and 2011, respectively (see Note 3 to the Financial Statements).

Summary of Results

Net income.  We recorded net income of $64.0 million, $10.5 million and $6.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. The increase in net income during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to a $59.8 million increase in gross margin, a $24.2 million decrease in long-lived asset impairments and a $9.5 million increase in gain on sale of property, plant and equipment, partially offset by an $11.9 million increase in interest expense. The increase in net income during the year ended December 31, 2013 compared to the year ended December 31, 2012 was impacted by the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, which resulted in higher current year gross margin, depreciation and amortization expense and SG&A expense. The increase in net income during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily caused by improved gross margin, partially offset by higher depreciation and amortization expense and SG&A expense, all of which were primarily impacted by the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition, and long-lived asset impairments of $29.6 million recorded during the year ended December 31, 2012.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $238.0 million, $180.0 million and $139.3 million during the years ended December 31, 2013, 2012 and 2011, respectively. The increase in EBITDA, as further adjusted, during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to a $59.8 million increase in gross margin, a $9.5 million increase in gain on sale of property, plant and equipment and the impact of the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, including improved gross margin, partially offset by higher SG&A expense. The increase in EBITDA, as further adjusted, during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily caused by improved gross margin, partially offset by higher SG&A expense, all of which were primarily impacted by the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”).

Financial Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Years Ended December 31,
	2013	2012
Revenue	$466,193	$387,493
Gross margin(1)	264,148	204,333
Gross margin percentage	57%	53%
Expenses:
Depreciation and amortization	$103,711	$88,298
Long-lived asset impairment	5,350	29,560
Selling, general and administrative — affiliates	61,971	49,889
Interest expense	37,068	25,167
Other (income) expense, net	(9,481)	(35)
Provision for income taxes	1,506	945
Net income	$64,023	$10,509

(1)                  Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures.”)

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, as well as from organic growth in operating horsepower. Average operating horsepower was approximately 2,155,000 and 1,883,000 during the years ended December 31, 2013 and 2012, respectively. The increase in revenue during the year ended December 31, 2013 compared to the year ended December 31, 2012 was also attributable to an increase in rates and a $6.5 million increase in revenue with no incremental cost due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants, partially offset by a $4.5 million decrease in revenue due to the termination of the contracts associated with those plants during the second quarter of 2013.

Gross Margin.  The increases in gross margin and gross margin percentage during the year ended December 31, 2013 compared to the year ended December 31, 2012 were primarily due to the increases in revenue discussed above, improved management of field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings and a $3.2 million decrease in intercompany lease expense on equipment leased from Exterran Holdings.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, partially offset by the impact of impairments recorded in 2012, which decreased depreciation and amortization expense during the year ended December 31, 2013.

Long-Lived Asset Impairment.  During the year ended December 31, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 110 idle compressor units, representing approximately 25,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $5.4 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the year ended December 31, 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 260 idle compressor units, representing approximately 71,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $22.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The average age of the idle units we impaired during the second quarter of 2012 was 27 years.

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

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition. SG&A expenses represented 13% of revenue for each of the years ended December 31, 2013 and 2012.

Interest Expense.  The increase in interest expense during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to an increase in the weighted average effective interest rate on our debt and a higher average balance of long-term debt. The increase in the weighted average effective rate on our debt was primarily due to the issuance of the 6% Notes in March 2013 and a charge of $0.7 million related to the write-off of unamortized deferred financing costs in conjunction with the March 2013 amendment to our Credit Agreement.

Other (Income) Expense, Net.  Other (income) expense, net, included $10.1 million of gain on sale of property, plant and equipment, of which $6.8 million resulted from the exercise of purchase options by our customer on two natural gas processing plants during the year ended December 31, 2013. Other (income) expense, net, included $0.7 million of gain on sale of property, plant and equipment during the year ended December 31, 2012. Additionally, other (income) expense, net, during the years ended December 31, 2013 and 2012 included $0.6 million of transaction costs associated with the March 2013 Contract Operations Acquisition and $0.7 million of transaction costs associated with the March 2012 Contract Operations Acquisition, respectively.

Provision for Income Taxes.  The increase in our provision for income taxes during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to increased revenue subject to state-level taxation.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Years Ended December 31,
	2012	2011
Revenue	$387,493	$308,274
Gross margin(1)	204,333	145,349
Gross margin percentage	53%	47%
Expenses:
Depreciation and amortization	$88,298	$67,930
Long-lived asset impairment	29,560	1,060
Selling, general and administrative — affiliates	49,889	39,380
Interest expense	25,167	30,400
Other (income) expense, net	(35)	(392)
Provision for income taxes	945	918
Net income	$10,509	$6,053

(1)                  Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”).

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition, as well as from organic growth in operating horsepower. Average operating horsepower was approximately 1,883,000 and 1,549,000 during the years ended December 31, 2012 and 2011, respectively. The increase in revenue was also impacted by an increase in rates during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Gross Margin.  The increase in gross margin during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to the inclusion of results from the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. The increase in gross margin was also impacted by improved management of field operating expenses from the implementation of profitability improvement initiatives by Exterran Holdings, an increase in rates, a $4.3 million benefit from ad valorem taxes due to a change in tax law (see Note 13 to the Financial Statements), a $1.9 million reduction in use taxes and a $5.4 million decrease in intercompany lease expense during the year ended December 31, 2012 compared to the year ended December 31, 2011, partially offset by an increase in lube oil prices.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition.

Long-Lived Asset Impairment.  During 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 260 idle compressor units, representing approximately 71,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $22.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The average age of the idle units we impaired during the second quarter of 2012 was 27 years.

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

During 2011, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. As a result, we performed an impairment review and recorded a $1.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

Interest Expense.  The decrease in interest expense was primarily due to a decrease of $9.4 million in the amortization of terminated interest rate swaps, which was partially offset by a higher average balance of long-term debt, during the year ended December 31, 2012 compared to the year ended December 31, 2011. The terminated interest rate swaps are being amortized into interest expense over the original terms of the swaps. As of December 31, 2012, terminated interest rate swaps with an aggregate notional value of $255.0 million have been fully amortized; the remaining terminated interest rate swaps of $0.2 million will be amortized through July 2013.

Other (Income) Expense, Net.  Other (income) expense, net during the year ended December 31, 2012 included $0.7 million of transaction costs associated with the March 2012 Contract Operations Acquisition. Other (income) expense, net during the year ended December 31, 2011 included $0.5 million of transaction costs associated with the June 2011 Contract Operations Acquisition. Additionally, other (income) expense, net during the years ended December 31, 2012 and 2011 included $0.7 million and $0.9 million of gains on the sale of used compression equipment, respectively.

Provision for Income Taxes.  The increase in our provision for income taxes during the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily due to an increase in revenue subject to state-level taxation and the recognition of deferred state taxes resulting from taxable depreciation differences. This increase was offset by state tax benefits from refund claims filed or to be filed, net of unrecognized tax benefits.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the years ended December 31, 2013 and 2012, and our cash and working capital as of the end of the periods presented (in thousands):

	Years Ended December 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$158,286	$125,217
Investing activities	(117,132)	(228,940)
Financing activities	(41,114)	103,860
Net change in cash and cash equivalents	$40	$137

	December 31,
	2013	2012
Cash and cash equivalents	$182	$142
Working capital	46,802	1,661

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition and improved profitability in our operations, which included improved management of field operating expenses and an increase in rates. These activities were partially offset by higher interest payments during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Investing Activities.  The decrease in net cash used in investing activities was primarily attributable to $77.4 million of cash used during the year ended December 31, 2012 to pay a portion of the consideration for the March 2012 Contract Operations Acquisition and a $59.0 million increase in proceeds from sale of property, plant and equipment during the year ended December 31, 2013 compared to the year ended December 31, 2012. These activities were partially offset by a $10.2 million increase in capital expenditures and an increase of $10.5 million in amounts due from affiliates during the year ended December 31, 2013 compared to a decrease of $3.8 million in amounts due from affiliates during the year ended December 31, 2012. Capital expenditures during the year ended December 31, 2013 were $168.0 million, consisting of $126.6 million for fleet growth capital and $41.4 million for compressor maintenance activities.

Financing Activities.  The increase in net cash used in financing activities was primarily due to $114.5 million of net proceeds received from a public offering of common units during the year ended December 31, 2012, a decrease of $21.6 million in amounts due to affiliates during the year ended December 31, 2013 compared to an increase of $21.6 million in amounts due to affiliates during the year ended December 31, 2012, an increase in distributions to unitholders of $19.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 and an increase in payments of debt issuance costs of $11.1 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. These activities were partially offset by an increase of $47.4 million in net borrowings under our debt facilities during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Working Capital.  The increase in working capital was primarily due to a decrease of $21.6 million in amounts due to affiliates, an increase of $14.6 million in accounts receivables, trade, and an increase of $10.5 million in amounts due from affiliates during the year ended December 31, 2013 compared to the year ended December 31, 2012. The amounts due to affiliates at December 31, 2012 were primarily due to short-term funding for capital expenditures.

Capital Requirements.  The natural gas compression business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is dependent on the demand for our services and the availability of the type of compression equipment required for us to render those services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

·          maintenance capital expenditures, which are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets; and

·          expansion capital expenditures, which are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $45 million to $50 million in equipment maintenance capital expenditures during 2014. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase (and that lease expense will be reduced).

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

Long-Term Debt.  In November 2010, we amended and restated our Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As of December 31, 2013, we had undrawn and available capacity of $387.0 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2013, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.0%. The weighted average annual interest rate on the outstanding balance of these facilities at December 31, 2013, excluding the effect of interest rate swaps, was 2.2%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of December 31, 2013, we maintained a 7.5 to 1.0 EBITDA to Total Interest Expense ratio, a 3.1 to 1.0 Total Debt to EBITDA ratio and a 1.7 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreement, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2013, we were in compliance with all financial covenants under the Credit Agreement.

In March 2013, we issued $350.0 million aggregate principal amount of the 6% Notes due April 2021. We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. The 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In January 2014, holders of the 6% Notes exchanged their 6% Notes for registered notes with the same terms.

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

We entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At December 31, 2013, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. Our interest rate swaps expire in May 2018. As of December 31, 2013, the weighted average effective fixed interest rate on our interest rate swaps was 1.7%. See Part II, Item 7A (“Quantitative and Qualitative Disclosures About Market Risk”) for further discussion of our interest rate swap agreements.

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

On January 30, 2014, our board of directors approved a cash distribution of $0.5325 per limited partner unit, or approximately $28.8 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from October 1, 2013 through December 31, 2013. The record date for this distribution was February 10, 2014 and payment was made on February 14, 2014.

Pursuant to the Omnibus Agreement, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2014 (see Note 3 to the Financial Statements). Our cost of sales exceeded the cap provided in the Omnibus Agreement by $12.4 million, $16.6 million and $26.5 million during 2013, 2012, and 2011, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $12.8 million, $8.2 million and $5.9 million during 2013, 2012 and 2011, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $25.2 million, $24.8 million and $32.4 million lower during 2013, 2012 and 2011, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.13x, 1.02x and 0.78x during 2013, 2012 and 2011, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.36x, 1.29x and 1.22x during 2013, 2012, and 2011, respectively.

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt(1)
Revolving credit facility due May 2018	$263,000	$—	$—	$263,000	$—
Term loan facility due May 2018	150,000	—	—	150,000	—
6% senior notes due April 2021(2)	350,000	—	—	—	350,000
Total long-term debt	763,000	—	—	413,000	350,000
Estimated interest payments(3)	214,762	35,305	70,611	61,596	47,250
Total contractual obligations	$977,762	$35,305	$70,611	$474,596	$397,250

(1)                  Amounts represent the expected cash payments for principal on our debt and do not include any deferred issuance costs or fair market valuations of our debt. For more information on our long-term debt, see Note 5 to the Financial Statements.

(2)                 These amounts include the full face value of the 6% Notes and are not reduced by the unamortized discount of $5.0 million as of December 31, 2013.

(3)                  Interest amounts calculated using the interest rates in effect as of December 31, 2013, including the effect of our interest rate swap agreements.

At December 31, 2013, $0.6 million of unrecognized tax benefits have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions, and we are uncertain if or when such amounts may be settled. We have not recorded any liability for penalties and interest related to these unrecognized tax benefits.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Effects of Inflation.  Our revenue and results of operations have not been materially impacted by inflation in the past three fiscal years.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and accounting policies, including those related to bad debt, fixed assets, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences can be material to our financial condition, results of operations and liquidity. We describe our significant accounting policies more fully in Note 1 to the Financial Statements.

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the year ended December 31, 2013, we recorded a bad debt benefit of approximately $25,000. During the years ended December 31, 2012 and 2011, we recorded bad debt expense of $0.5 million and $0.1 million, respectively.

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

The carrying value of goodwill is reviewed annually or earlier if indicators of potential impairment exist. A qualitative assessment is performed to determine whether it is more likely than not that the fair value of the reporting unit is impaired. If it is more likely than not, we perform a goodwill impairment test. We determine the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s earnings before interest expense, income tax provision, depreciation and amortization expense. Significant estimates for the reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples. Changes in forecasts, cost of capital and market multiples could affect the estimated fair value of our reporting unit and result in a goodwill impairment charge in a future period.

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The determination that the carrying amount of an asset may not be recoverable requires us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. These forecasts are uncertain as they require significant assumptions about future market conditions. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred.

Income Taxes

As a partnership, all income, gains, losses, expenses, deductions and tax credits we generate generally flow through to our unitholders. However, some states impose an entity-level income tax on partnerships, including us. Our provision for income taxes, deferred tax liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. Significant judgments and estimates are required in determining our provision for income taxes.

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

The accounting standard for income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. In addition, guidance is provided on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

Contingencies

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority in accordance with the accounting standard for income taxes. We regularly assess and, if required, establish accruals for tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2013 and 2012, we had recorded approximately $5.3 million and $5.4 million (including penalties and interest), respectively, of accruals for tax contingencies. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Self-Insurance

Exterran Holdings insures our property and operations and allocates certain insurance costs to us. Exterran Holdings is self-insured up to certain levels for general liability, vehicle liability, group medical and workers’ compensation claims. We regularly review estimates of reported and unreported claims and provide for losses based on claims filed and an estimate for significant claims incurred but not reported. Although we believe the insurance costs allocated to us are adequate, it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop. Exterran Holdings currently has minimal insurance on our offshore assets.

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

As of December 31, 2013, after taking into consideration interest rate swaps, we had $163.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2013 would result in an annual increase in our interest expense of approximately $1.6 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 to the Financial Statements.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented in Part IV, Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of December 31, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of internal control over financial reporting as of December 31, 2013 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Exterran Partners, L.P.

Houston, Texas

We have audited the internal control over financial reporting of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Partnership and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2014

Item 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

Because our general partner is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations. Exterran GP LLC’s board of directors and officers, which we refer to as our board of directors and our officers, make decisions on our behalf. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect the directors of Exterran GP LLC or directly or indirectly participate in our management or operation. As a result, we do not hold annual unitholder meetings. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as our sole general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.

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

Our board of directors met eight times during 2013. During 2013, each director attended at least 75% of the aggregate number of meetings of the board of directors and any committee of the board of directors on which such director served.

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

Audit Committee.  The audit committee, which met four times during 2013, consists of Messrs. Crump (chair), Finley and Segner. The board of directors has determined that each of Messrs. Crump, Finley and Segner is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each is “independent” within the meaning of the applicable NASDAQ and Exchange Act rules regulating audit committee independence. The audit committee assists our board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and terms and pre-approve any non-audit services to be performed by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee.

Compensation Committee.  The compensation committee, which met six times during 2013, consists of Messrs. Crump, Finley (chair) and Segner. The compensation committee discharges the board of directors’ responsibilities relating to compensation of our executives and independent directors, reviews and approves the manner in which Exterran Holdings allocates to us its compensation expense applicable to our executives and oversees the development and implementation of our compensation programs. The compensation committee also, in accordance with the SEC’s rules and regulations, produces the compensation discussion and analysis included in Item 11 (“Executive Compensation”) of this report.

Conflicts Committee.  The conflicts committee, which met seven times during 2013, consists of Messrs. Crump (chair), Finley and Segner. The purpose of the conflicts committee is to carry out the duties of the committee as set forth in our Partnership Agreement and the Omnibus Agreement, and any other duties delegated by our board of directors that may involve a conflict of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common units (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us and the representations made to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations, as set forth in Section 16(a) of the Exchange Act, during 2013.

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

Our current directors and executive officers are:

Name	Age	Title
D. Bradley Childers	49	President, Chief Executive Officer and Chairman of the Board
David S. Miller	50	Senior Vice President, Chief Financial Officer and Director
William M. Austin	67	Senior Vice President and Director
Robert E. Rice	48	Senior Vice President
Daniel K. Schlanger	40	Senior Vice President and Director
Donald C. Wayne	47	Senior Vice President and General Counsel
Kenneth R. Bickett	52	Vice President and Controller
James G. Crump	73	Director
G. Stephen Finley	63	Director
Edmund P. Segner, III	60	Director

D. Bradley Childers.  Mr. Childers was elected President and Chief Executive Officer and Chairman of the Board of Exterran GP LLC in December 2011, having served as interim Chief Executive Officer and interim Chairman of the Board since November 2011. Prior to that, Mr. Childers had served as Senior Vice President of Exterran GP LLC since June 2006 and as a director of Exterran GP LLC since May 2008. He also served as Senior Vice President of Exterran Holdings since August 2007 and as President, North America of Exterran Energy Solutions, L.P. from March 2008 to November 2011. Prior to the merger of Hanover Compressor Company and Universal Compression Holdings, Inc. in August 2007, Mr. Childers joined Universal in 2002 and served in a number of management positions, including Senior Vice President of Universal and President of the International Division of Universal Compression, Inc., Universal’s wholly-owned subsidiary. Prior to joining Universal, he held various positions with Occidental Petroleum Corporation (an international oil and gas exploration and production company) and its subsidiaries from 1994 to 2002, including as Vice President, Business Development at Occidental Oil and Gas Corporation, and as corporate counsel. Mr. Childers also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries. Mr. Childers holds a B.A. from Claremont McKenna College and a J.D. from the University of Southern California.

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

David S. Miller.  Mr. Miller was elected Senior Vice President and Chief Financial Officer of Exterran GP LLC in April 2012 and as a director of Exterran GP LLC in March 2009. He served as Vice President and Chief Financial Officer, Eastern Hemisphere of Exterran Energy Solutions, L.P. from August 2010 to April 2012, and previously served as Vice President and Chief Financial Officer of Exterran GP LLC from March 2009 to August 2010. Prior to that, Mr. Miller served as Chief Operating Officer of JMI Realty, a private real estate investment and development company, from October 2005 to January 2009. From April 2002 to September 2005, Mr. Miller was a partner with SP Securities LLC, a private investment banking firm. Prior to joining SP Securities LLC, Mr. Miller served in positions of increasing responsibility with the Energy Investment Banking department of Merrill Lynch & Co, Inc. (a financial management and advisory firm) from May 1993 to March 2002. Mr. Miller holds a B.S. in finance from Southern Methodist University and an MBA from Northwestern University J.L. Kellogg Graduate School of Management.

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

William M. Austin.  Mr. Austin was elected Director and Senior Vice President of Exterran GP LLC in April 2012. He also serves as Executive Vice President and Chief Financial Officer of Exterran Holdings, a position he has held since December 2011. Prior to joining Exterran, Mr. Austin served as President of Austin Lee Ventures LTD, an investment company, since April 2010. From June 2009 to April 2010, he served as Senior Vice President and CFO of Valerus Compression Services, L.P., a natural gas services, production and processing company. He was Senior Vice President and CFO of Key Energy Services, a publicly traded oilfield services firm, from January 2005 to February 2009. Prior to Key Energy Services, he worked in various senior operating and financial management positions across numerous industries, which included the following positions to assist with restructurings: Executive Vice President and then Chief Executive Officer of Cable & Wireless/Exodus Communications, Inc. (a provider of web-hosting services) from June 2001 to September 2002, which filed for protection under Chapter 11 of the Bankruptcy Code in September 2002, and Chief Restructuring Officer of Northwestern Corporation (a regional electrical and natural gas provider) from April 2003 to August 2004, prior to its bankruptcy filing in September 2004. Mr. Austin serves as a director of Express Energy LLC (a private oilfield services company). Mr. Austin served on the board and as chairman of the audit committee of IROC Energy Services Corp. (a TSX-listed oilfield services company operating in Canada) from November 2004 until it was acquired in April 2013, and as a director of myDIALS Inc. (a private company and a provider of business analytics tools) from 2009 to 2011. Mr. Austin holds a B.S in Electrical Engineering from Brown University, an M.S. in Computer Science from Stevens Institute of Technology and an MBA from Columbia University. Mr. Austin also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries.

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

James G. Crump.  Mr. Crump was appointed as a director of Exterran GP LLC in October 2006. Mr. Crump began his career at Price Waterhouse in 1962 and became a partner in 1974. From 1977 until the merger of Price Waterhouse and Coopers Lybrand in 1998, Mr. Crump held numerous management and leadership roles. From 1998 until his retirement in 2001, Mr. Crump served as Global Energy and Mining Cluster Leader, as a member of the U.S. Management Committee and the Global Management Committee and as Houston Office Managing Partner. Mr. Crump served as chairman of the audit committee and a member of the conflicts committee of the board of directors of Copano Energy, L.L.C. (a natural gas gathering and processing company) from November 2004 until Copano was acquired by Kinder Morgan Energy Partners in May 2013. He is a director of the Lamar University Foundation and the Culinary Endorsement Scholarship, Inc. (both non-profit organizations). Mr. Crump holds a B.B.A. in accounting from Lamar University.

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

Edmund P. Segner, III.  Mr. Segner was elected as a director of Exterran GP LLC in May 2009. Mr. Segner is a Professor in the Practice of Engineering Management in the Department of Civil and Environmental Engineering at Rice University (Houston). In November 2008, Mr. Segner retired from EOG Resources, Inc. (EOG), a publicly traded independent oil and gas exploration and production company. Among the positions he held at EOG was President and Chief of Staff and Director from 1999 to 2007. From March 2003 through June 2007, he also served as EOG’s principal financial officer. Mr. Segner served on the board of directors of Universal from 2000 to 2002. Mr. Segner currently serves as chairman of the reserves and environment, health and safety committee and is a member of the audit and compensation committees of Bill Barrett Corporation (a company engaged in exploration and development of natural gas and oil reserves in the Rocky Mountain region of the U.S.). Mr. Segner also serves as the audit committee chair and serves on the nominating and governance committee of Laredo Petroleum, Inc. (a company focused on the exploration, development and acquisition of oil and natural gas properties in the Permian and Mid-Continent regions of the U.S.), and on the conflicts committee of Midcoast Energy Partners, L.P. (a master limited partnership engaged in the natural gas and natural gas liquids midstream business in the U.S.). He served as chairman of the audit committee and as a member of the finance committee of the board of Seahawk Drilling, Inc. (an owner and operator of offshore oil and gas platforms and a provider of shallow water contract drilling services to the oil and natural gas exploration industry) from August 2009 to October 2011. Mr. Segner is a member of the Society of Petroleum Engineers and currently serves on the board of trustees of the Nature Conservancy of Texas (a non-profit nature conservation organization). Mr. Segner is a Certified Public Accountant and holds a B.S. in civil engineering from Rice University and an M.A. in economics from the University of Houston.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

As is commonly the case for many publicly traded limited partnerships, we have no employees. Under the terms of our partnership agreement, we are ultimately managed by Exterran GP LLC, the general partner of Exterran General Partner, L.P., our general partner (which we may refer to as our general partner or Exterran GP LLC). We refer to Exterran GP LLC’s management and executive officers as “our management” and “our executive officers” and Exterran GP LLC’s board of directors and compensation committee as “our board of directors” and “our compensation committee.”

The following discussion addresses the 2013 compensation for our named executive officers (collectively, the “Named Executive Officers”), who are:

·       D. Bradley Childers, President and Chief Executive Officer of Exterran GP LLC and Exterran Holdings;

·                    David S. Miller, Senior Vice President and Chief Financial Officer of Exterran GP LLC;

·                    Robert E. Rice, Senior Vice President of Exterran GP LLC and Exterran Holdings and President, North America of Exterran Energy Solutions, L.P.;

·                    Daniel K. Schlanger, Senior Vice President of Exterran GP LLC and Senior Vice President, Operations Services of Exterran Holdings; and

·                    Donald C. Wayne, Senior Vice President and General Counsel of Exterran GP LLC and Exterran Holdings.

Compensation Expense Allocations

Under the Omnibus Agreement, most costs associated with Exterran Holdings’ provision of services to us, including compensation of our Named Executive Officers, are allocated to us on a monthly basis in the manner that our general partner deems reasonable. During 2013, those allocations were generally made using a two-step process:

·                    First, Exterran Holdings allocated an appropriate portion of its total SG&A expenses among its business segments, including to the U.S. portion of its North America contract operations segment, based on revenue.

·                    Second, Exterran Holdings allocated to us a prorated portion of the SG&A expenses initially allocated to the U.S. portion of Exterran Holdings’ North America contract operations segment based upon the ratio of our total compression equipment horsepower to the sum of Exterran Holdings’ total U.S. compression equipment horsepower and our total compression equipment horsepower.

Under the Omnibus Agreement, the amount for which we were obligated to reimburse Exterran Holdings for SG&A expenses allocated to us, including compensation costs, could not exceed $10.5 million per quarter, after taking into account any such costs we incur and pay directly (the “SG&A Cap”), for the period from January 1, 2013 through March 31, 2013. In connection with the March 2013 Contract Operations Acquisition, effective April 1, 2013, the SG&A Cap under the terms of the Omnibus Agreement was increased to $12.5 million per quarter. The reimbursement of compensation costs allocated by Exterran Holdings to us for the compensation of our Named Executive Officers (which excludes the non-cash costs related to our phantom unit awards) is subject to the SG&A Cap. See Part III, Item 13 (“Certain Relationships and Related Transactions, and Director Independence”) of this report for additional discussion of relationships and transactions we have with Exterran Holdings and the terms of the Omnibus Agreement.

During the year ended December 31, 2013, Exterran Holdings allocated to us the following percentages of Exterran Holdings’ compensation expenses incurred to provide the Named Executive Officers’ total compensation, including base salary, annual performance-based incentive compensation, Exterran Holdings’ stock and option awards, our phantom unit awards and other benefits:

Executive Officer	Percent of Named Executive Officer’s 2013 Total Compensation Allocated to the Partnership (%)
Current Named Executive Officers
D. Bradley Childers	14
David S. Miller	14
Robert E. Rice	23
Daniel K. Schlanger	—
Donald C. Wayne	14

Our Compensation Committee’s Structure and Responsibilities

As described above, because most of our Named Executive Officers are also officers of Exterran Holdings and generally spend a majority of their time working on matters for Exterran Holdings rather than us, their compensation structure is established by the compensation committee of the board of directors of Exterran Holdings (the “Exterran Holdings compensation committee”). Our compensation committee’s primary responsibilities are to:

·                    Discharge the board of directors’ responsibilities relating to our executives’ compensation;

·                    Review and approve the manner in which Exterran Holdings allocates to us the compensation expense applicable to our Named Executive Officers;

·                    Oversee the Exterran Partners, L.P. Long-Term Incentive Plan (the “Partnership Plan”) and make awards thereunder;

·                    Review and approve compensation programs for our independent directors; and

·                    Produce an annual report relating to this compensation discussion and analysis for inclusion in our Annual Report on Form 10-K in accordance with the rules and regulations of the SEC.

Our compensation committee is comprised entirely of independent directors within the meaning of applicable NASDAQ rules. The current members of our compensation committee are Messrs. Finley (chair), Crump and Segner.

Compensation Philosophy and Objectives

The primary objectives of Exterran Holdings’ executive compensation program are to:

·       Pay competitively - The Exterran Holdings compensation committee believes that, to attract, retain and motivate an effective management team with the level of expertise and experience needed to achieve consistent growth, profitability and return for Exterran Holdings’ stockholders and our equity holders, our total compensation should be competitive with that of companies similar in size to Exterran Holdings across a variety of industries and within the oilfield services sector, as further described below in “How the Exterran Holdings Compensation Committee Determines Executive Compensation.”

·       Pay for performance — Exterran Holdings’ and our emphasis on performance-based compensation is an important component of our overall compensation philosophy.  Cash bonuses and performance awards based on Exterran Holdings’ annual performance combined with Exterran Holdings and our equity awards that vest over several years balance short-term and long-term business objectives.  On the average, approximately 74% of our Named Executive Officers’ targeted total direct compensation (base salary plus targeted annual and long-term incentive award levels) for 2013 was performance-based pay.

·       Align management’s interests with equityholders’ interests — Exterran Holdings’ and our emphasis on equity-based compensation and ownership encourages executives to act strategically to drive sustainable long-term performance and enhance long-term equityholder value.

How the Exterran Holdings Compensation Committee Determines Executive Compensation

The Exterran Holdings compensation committee is responsible for establishing and overseeing compensation programs that are consistent with Exterran Holdings’ compensation philosophy. In carrying out this role, the Exterran Holdings compensation committee considers the following:

·                    Current and past total compensation, including a review of base salary, short-term incentive pay and the value of long-term incentive awards received;

·                    Data and analysis provided by the Exterran Holdings compensation committee’s compensation consultant, as further detailed below;

·                    The Chief Executive Officer’s recommendations (other than with respect to his own compensation);

·                    Exterran Holdings’ company and operating unit performance (where applicable), as well as each executive’s impact on performance;

·                    Each executive’s relative scope of responsibility and potential;

·                    Individual performance and demonstrated leadership;

·                    Internal pay equity considerations; and

·                    Any other factors that the Exterran Holdings compensation committee deems relevant.

No specific formula is used to determine the weight of any factor; rather, compensation is established based on the Exterran Holdings compensation committee’s assessment of all relevant information.

Compensation Consultant Data and Analysis

For 2013, the Exterran Holdings compensation committee engaged Pearl Meyer & Partners (“Pearl Meyer”), an independent third-party compensation consultant, to:

·                  provide a competitive review of executive compensation, including base salary, annual incentives, long-term incentives and total direct compensation, compared with independent and objective market data; and

·                  provide information on how trends, new rules, regulations and laws impact executive and director compensation practice and administration.

For 2013, Pearl Meyer provided an analysis of data derived from (i) proxy statements filed by the members of Exterran Holdings’ peer group, as further described below, and (ii) surveys of the compensation practices of companies in the oilfield services industry, the broader energy industry and across a variety of industries, in each case with annual revenues of approximately $3.0 billion.(1)  In performing its analysis, Pearl Meyer generally placed more weight on the proxy compensation data than on the information derived from the compensation surveys.

In consultation with Pearl Meyer, the Exterran Holdings compensation committee selected Exterran Holdings’ 2013 peer group as follows:

Basic Energy Services, Inc.	Flowserve Corporation	Patterson-UTI Energy, Inc.

Cameron International Corporation	Gardner Denver, Inc.	Regency Energy Partners, L.P.

Chicago Bridge & Iron Company N.V.	Key Energy Services, Inc.	RPC, Inc.

DCP Midstream Partners	McDermott International, Inc.	Superior Energy Services, Inc.

Dresser-Rand Group Inc.	Oceaneering International, Inc.	Willbros Group, Inc.

Oil States International, Inc.

Because many of Exterran Holdings’ direct competitors are not publicly traded or are not of a comparable size, its peer group includes a diversity of oilfield services and related companies with a range of revenues and with both domestic and international operations.  The Exterran Holdings compensation committee believes this peer group includes companies with which Exterran Holdings competes for technical and managerial talent and provides an appropriate reference point for assessing the competitiveness of Exterran Holdings’ compensation program. The Exterran Holdings compensation committee annually reviews the composition of the peer group, based on input from its compensation consultant, and modifies it as circumstances, including industry consolidation and other competitive forces, warrant.  In consultation with Pearl Meyer, the Exterran Holdings compensation committee made several changes to the peer group for 2013, including the removal of Complete Production Services, Inc. due to its 2012 acquisition, the removal of FMC Technologies, Inc. because its revenue and market cap were greater than the majority of Exterran Holdings’ peer companies, and the removal of Noble Corporation and Rowan Companies, Inc., both of which are offshore drilling contractors (and thus engage in a business dissimilar to Exterran Holdings’) and have redomiciled to Europe over recent years. To balance out these removals, the Exterran Holdings compensation committee added Basic Energy Services, Inc., Flowserve Corporation, Oceaneering International, Inc., RPC, Inc. and Willbros Group, Inc., all of which are either oilfield services companies or engaged in another similar business and are of comparable size to Exterran Holdings in terms of revenue.

For 2013, the Exterran Holdings compensation committee used Pearl Meyer’s analysis to help structure a competitive executive compensation program, position executive compensation within a target range, and make individual compensation decisions based on

(1)  No information was provided as to any individual company’s responses to the survey questions, and no individual component company that contributed to these surveys was evaluated by or considered by the Exterran Holdings compensation committee for purposes of determining executive compensation.

comparable positions at those companies with which Exterran Holdings competes for talent, as follows:

	2013 Target Level	2013 Actual Compensation Positioning
Target Cash Compensation(1)	50th percentile	Averaged around the 50th percentile for all Named Executive Officers, including the Chief Executive Officer.
Target Total Direct Compensation(2)	50th percentile	Between the 25th and the 50th percentile for the Chief Executive Officer. Averaged around the 50th percentile for all other Named Executive Officers.

(1)                                 Calculated for each Named Executive Officer as the sum of his base salary earned for 2013 and his 2013 target short-term incentive compensation.

(2)                                 Calculated for each Named Executive Officer as the sum of his target cash compensation for 2013 and the grant date fair value of all equity-based awards granted to him during 2013.

While the Exterran Holdings compensation committee took into consideration the analysis provided, Pearl Meyer did not make any specific recommendation as to the Named Executive Officers’ compensation levels or performance targets for 2013.

Following review and consultation with Pearl Meyer, the Exterran Holdings compensation committee has determined that Pearl Meyer is independent and that no conflict of interest, either currently or during 2013, results from this engagement.  In arriving at this conclusion, the Exterran Holdings compensation committee considered the following:

·       Pearl Meyer did not provide any services to Exterran Holdings, us or management other than services requested by or with the approval of the Exterran Holdings compensation committee, and these services were limited to executive and director compensation consulting;

·       Pearl Meyer maintains a conflicts policy that includes specific policies and procedures designed to ensure independence, and has provided this policy to the Exterran Holdings compensation committee;

·       The fees paid by Exterran Holdings to Pearl Meyer during 2013 were less than 1% of Pearl Meyer’s total revenue for 2013;

·       No Pearl Meyer consultant that  worked on Exterran Holdings matters had any business or personal relationship with any member of the Exterran Holdings compensation committee;

·       Neither Pearl Meyer nor any Pearl Meyer consultant had any business or personal relationship with any executive officer of Exterran Holdings; and

·       No Pearl Meyer consultant that worked on Exterran Holdings matters held an equity interest in Exterran Holdings.

The Exterran Holdings compensation committee continues to monitor the independence of its compensation consultant on a periodic basis.

Chief Executive Officer Recommendations

The most significant aspects of management’s, including the Chief Executive Officer’s, role in the compensation-setting process are:

·                    recommending compensation programs, compensation policies, compensation levels and incentive opportunities that are consistent with Exterran Holdings’ and our business strategies;

·                    compiling, preparing and distributing materials for the Exterran Holdings compensation committee’s review and consideration;

·                    recommending corporate performance goals on which performance-based compensation will be based; and

·                    assisting in the evaluation of employee performance.

The Chief Executive Officer annually reviews the performance of each of the other executive officers and recommends salary adjustments, annual cash incentives and long-term incentive awards, which the Exterran Holdings compensation committee considers along with the other factors discussed above.

Elements of Compensation

Exterran Holdings’ compensation program is designed (i) to align our executive officers’ pay with individual and company and partnership performance in order to achieve growth, profitability and return for our equityholders, and (ii) to attract and retain talented executives who are critical to Exterran Holdings’ and our short- and long-term success. The key elements of our Named Executive Officers’ compensation and the primary objectives of each are:

·                    Base salary attracts and retains talented executives, recognizes individual roles and responsibilities, and provides stable income;

·                    Annual performance-based incentive compensation promotes short-term performance objectives and rewards executives for their contributions toward achieving those objectives;

·                    Long-term incentive compensation aligns executives’ interests with equityholders’ interests, emphasizes long-term financial and operational performance, and helps retain key executives;

·                    Retirement savings, health and welfare benefits provide retirement income and protection against the financial hardship that can result from illness, disability or death; and

·                    Severance benefit and change of control arrangements aid in attracting and retaining executive talent, particularly during any potential transition period due to a change in control.

Each of these elements of compensation is further described below.

Base Salary

The Exterran Holdings compensation committee has determined that, to attract external executive talent and support the development and retention of current executives, base pay should be competitive, as described above. In February 2013, the Exterran Holdings compensation committee reviewed the base salaries of our Named Executive Officers based upon the considerations discussed above under “How the Exterran Holdings Compensation Committee Determines Executive Compensation” and determined to make the adjustments shown below, effective as of March 2013.  Our Named Executive Officers’ 2013 base salaries (both before and after the March 2013 adjustments) were:

		2013 Base Salary ($)
Executive Officer	Title	Pre-adjustment	Post- adjustment
D. Bradley Childers	President and Chief Executive Officer	500,000	650,000
David S. Miller	Senior Vice President and Chief Financial Officer	280,000	288,400
Robert E. Rice	Senior Vice President	315,000	340,000
Daniel K. Schlanger	Senior Vice President	355,000	365,000
Donald C. Wayne	Senior Vice President and General Counsel	338,000	350,000

When Mr. Childers was promoted to Chief Executive Officer in December 2011, the Exterran Holdings compensation committee targeted his 2012 cash compensation between the 25th and 50th percentiles to allow for future increases commensurate with his experience and achievements in the role. Accordingly, in February 2013, the Exterran Holdings compensation committee determined to increase Mr. Childers’ base salary by approximately 30%, both in recognition of his substantial contributions to company performance in 2012 and to bring his base salary more closely in line with comparable positions at those companies with which Exterran Holdings competes for talent.

Annual Performance-Based Incentive Compensation

During the first quarter of each year, the Exterran Holdings compensation committee adopts a program to provide the short-term cash incentive element of Exterran Holdings’ and our Named Executive Officers’ compensation for that year.  Accordingly, in February 2013, the Exterran Holdings compensation committee adopted the short-term incentive program for 2013 (the “2013 Incentive Program”). Each Named Executive Officer’s cash incentive target was a specified percentage of his base salary earned in 2013.  In determining the cash incentive opportunity for each Named Executive Officer, the Exterran Holdings compensation committee considered the factors discussed above under “How the Exterran Holdings Compensation Committee Determines

Executive Compensation.”  Under the 2013 Incentive Program, each Named Executive Officer’s cash incentive target was:

Executive Officer	Title	2013 Cash Incentive Target (% of earned base salary)	2013 Cash Incentive Target ($)
D. Bradley Childers	President and Chief Executive Officer	100	615,385
David S. Miller	Senior Vice President and Chief Financial Officer	50	143,231
Robert E. Rice	Senior Vice President	70	233,962
Daniel K. Schlanger	Senior Vice President	70	253,884
Donald C. Wayne	Senior Vice President and General Counsel	65	225,700

Each Named Executive Officer’s potential cash payout under the 2013 Incentive Program ranged from 0% to 200% of his incentive target.

Under the 2013 Incentive Program, the Exterran Holdings compensation committee could determine actual payouts to the Named Executive Officers by considering (i) for all Named Executive Officers, Exterran Holdings’ company performance, based upon an assessment of EBITDA, as adjusted, achieved by Exterran Holdings for 2013, (ii) for Messrs. Rice and Schlanger, the performance of Exterran Holdings’ North America and Operations Services operating units, respectively, (iii) for Messrs. Miller and Wayne, the performance of Exterran Holdings’ Corporate Services operating unit, (iv) each officer’s individual contribution toward Exterran Holdings’ company and/or Exterran Holdings’ operating unit performance, including his demonstrated leadership and implementation of the business strategy, (v) Mr. Childers’ recommendations (other than with respect to himself), and (vi) any other factors or criteria that the Exterran Holdings compensation committee chose to consider, in its discretion. No specific weight was given to any of these factors.

To assess 2013 Exterran Holdings company performance, the Exterran Holdings compensation committee considered where Exterran Holdings’ EBITDA, as adjusted, achieved for 2013 fell within the following target range:

	Below Threshold	Threshold	Target	Maximum	2013 Actual
Exterran Holdings’ EBITDA, as adjusted (in millions)(1)	$ <446	$446	$557	$668	$623.0

Exterran Holdings’ performance percentage	0	50%	100%	150%	129.6%

(1)                                 Exterran Holdings’ EBITDA, as adjusted, is calculated for purposes of the 2013 Incentive Program as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, merger and integration expenses, restructuring charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations and other charges, as adjusted for certain items in the Exterran Holdings compensation committee’s discretion. The Exterran Holdings compensation committee determined, in its discretion, to exclude from the calculation of EBITDA, as adjusted, for purposes of the 2013 Incentive Program, $29.6 million, including $19.0 million of proceeds received in 2013 from the sales of Exterran Holdings’ previously nationalized Venezuelan joint venture assets and $8.7 million of income recorded in 2013 related to rate increases in Argentina.

To assess 2013 operating unit performance, the Exterran Holdings compensation committee considered the performance indicators shown below. For each of the Latin America, North America and Eastern Hemisphere operating units, the specified financial performance indicators were collectively weighted at 70%, and the specified customer service, people and safety performance indicators were collectively weighted at 30%. For each of the Operations Services and the Corporate Services operating units, the specified financial performance indicators were collectively weighted at 80%, and the specified people and safety performance indicators were collectively weighted at 20%.  Based on this assessment, the Exterran Holdings compensation committee assigned achievement percentages to Exterran Holdings’ operating units ranging from 96% to 127%.

Exterran Holdings Operating Unit
Performance Indicator (1)	Latin America	North America	Eastern Hemisphere	Operations Services	Corporate Services
Financial	Operating cash flow Contract operations and fabrication bookings	Operating cash flow Fabrication bookings Contract compression horsepower bookings	Operating cash flow Fabrication bookings	Operations Services EBITDA Fabrication bookings gross margin Fabricated product line working capital	Blended financial performance of Latin America, North America, Eastern Hemisphere and Operations Services operating units
Customer Service	Service availability percentage	Service availability percentage	Service availability percentage	Not applicable	Not applicable
People	Supervisor effectiveness	Supervisor effectiveness	Supervisor effectiveness	Supervisor effectiveness	Supervisor effectiveness
Safety	Preventable vehicle incident rate Total recordable incident rate	Preventable vehicle incident rate reduction Total recordable incident rate	Total recordable incident rate Implementation of safety initiatives	Total recordable incident rate	Total recordable incident rate

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

Finally, the Exterran Holdings compensation committee considered each officer’s individual contribution toward Exterran Holdings’ company and/or operating unit performance including, as appropriate, implementation of operational improvements, contribution toward Exterran Holdings’ performance goals and initiatives and demonstrated leadership ability.

Following its assessment of company performance, operating unit performance and individual performance, the Exterran Holdings compensation committee approved the following cash payments under the 2013 Incentive Program. These amounts are expected to be paid in March 2014.

Executive Officer	Title	2013 Incentive Program Payout ($)
D. Bradley Childers	President and Chief Executive Officer	880,000
David S. Miller	Senior Vice President and Chief Financial Officer	230,000
Robert E. Rice	Senior Vice President	340,000
Daniel K. Schlanger	Senior Vice President	450,000
Donald C. Wayne	Senior Vice President and General Counsel	315,000

Long-Term Incentive Compensation

The Exterran Holdings compensation committee and our compensation committee believe that awarding a meaningful portion of our Named Executive Officers’ total compensation in the form of long-term incentive compensation aligns our executives’ interests with our equityholders’ interests, emphasizes long-term financial and operational performance and helps to retain key executives. Specifically, grants of:

·                   Exterran Holdings’ Stock Options incentivize Exterran Holdings’ key employees to work toward Exterran Holdings’ long-term performance goals, because options have value only when the value of Exterran Holdings’ common stock increases;

·                   Exterran Holdings’ Restricted Stock and Restricted Stock Units incentivize Exterran Holdings’ key employees to work toward long-term performance goals by aligning their interests with Exterran Holdings’ stockholders’ interests;

·                   Exterran Holdings’ Performance Awards encourage long-range planning through performance factors designed to focus key employees on year-over-year performance improvements and reward sustained stockholder value creation; and

·                   Partnership Phantom Units with tandem distribution equivalent rights (“DERs”) emphasize our growth objectives. DERs are the right to receive cash distributions on the units, subject to the same vesting restrictions and risk of forfeiture applicable to the underlying grant.

Grants of stock options, restricted stock, restricted stock units and performance awards through March 2013 were made from the Exterran Holdings, Inc. Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”) and administered by the Exterran Holdings compensation committee. Following stockholder approval in April 2013 of the Exterran Holdings, Inc. 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”), from which all further equity grants have been and are expected to be made, no additional grants have been or may be made under the 2007 Stock Incentive Plan. Grants of Partnership phantom units are made from the Partnership Plan, which is administered by our compensation committee.

Equity-based long-term incentive awards (“LTI Awards”) are granted and valued based on the market closing price of Exterran Holdings’ common stock or our common units, as applicable, on the date of approval by the applicable compensation committee. Awards generally vest one-third per year over a three-year period, subject to continued service through the vesting date. In addition, the awards may be subject to accelerated vesting as described below under “Information Regarding Executive Compensation —Potential Payments upon Termination or Change of Control.”

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

Our compensation committee’s general practice is to grant equity-based awards to our directors and officers once a year in the first quarter, around the time the compensation committee of the board of directors of Exterran Holdings grants equity-based awards to Exterran Holdings’ officers. The schedule for making equity-based awards is typically established several months in advance and is not set based on knowledge of material nonpublic information or in response to our unit price. This practice results in awards being granted on a regular, predictable annual cycle. Equity-based awards are occasionally granted at other times during the year, such as upon the hiring of a new employee or following the promotion of an employee. In some instances, our board of directors may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date.

2013 LTI Awards. In determining the 2013 LTI Awards for each Named Executive Officer, the Exterran Holdings compensation committee considered the factors discussed above under “How the Exterran Holdings Compensation Committee Determines Executive Compensation,” and also reviewed share utilization with respect to the 2007 Stock Incentive Plan, potential overhang and burn rate under various award scenarios.  As shown in the Grants of Plan-Based Awards Table for 2013 below, the 2013 LTI Awards for Messrs. Childers, Rice and Schlanger included a mix of stock options, restricted stock, performance units and Partnership phantom units (awarded by our compensation committee). The 2013 LTI Award for Messrs. Miller and Wayne included a mix of restricted stock, performance units and Partnership phantom units (awarded by our compensation committee).  As part of his 2013 LTI Award, the Exterran Holdings compensation committee awarded Mr. Wayne a one-time grant of restricted stock, valued at $200,000, in recognition of his efforts in the 2012 sales of Exterran Holdings’ previously-nationalized Venezuelan assets.

2013 Performance Units. The performance units awarded to the Named Executive Officers in 2013 (the “2013 Performance Units”) were payable based on Exterran Holdings’ EBITDA, as adjusted, achieved during the performance period from January 1, 2013 through December 31, 2013.  The potential number of 2013 Performance Units that could be earned ranged from 0% to 150% of the target grant value.  The 2013 Performance Unit target range for EBITDA, as adjusted, and the results achieved by Exterran Holdings for 2013 (dollars in millions) as approved by the Exterran Holdings compensation committee, were as follows:

	Below Threshold		Threshold	Target	Maximum	Exterran Holdings’ Performance/ Payout Percentage Achieved
Exterran Holdings’ EBITDA, as adjusted, target range (1)	$	<446	$446	$557	$668	$623.0
Payout as a percentage of target value	0%		50%	100%	150%	129.6%

(1)                                 Exterran Holdings’ EBITDA, as adjusted, is calculated for purposes of the 2013 Performance Units as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, merger and integration expenses, restructuring charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations and other charges, as adjusted for certain items in the Exterran Holdings compensation committee’s discretion. The Exterran Holdings compensation committee determined, in its discretion, to exclude from the calculation of EBITDA, as adjusted, for purposes of the 2013 Performance Units, $29.6 million, including $19.0 million of proceeds received in 2013 from the sales of Exterran Holdings’ previously nationalized Venezuelan joint venture assets and $8.7 million of income recorded in 2013 related to rate increases in Argentina.

The earned 2013 Performance Units vest one-third per year over a three-year period, subject to continued service through each vesting date, and are payable in cash based on the market closing price of Exterran Holdings’ common stock on the vesting date. See the Grants of Plan-Based Awards Table for 2013 below for more information about the 2013 Performance Units awarded to our Named Executive Officers.

Retirement Savings, Health and Welfare Benefits

Our Named Executive Officers participate in Exterran Holdings’ company-sponsored benefit programs on generally the same basis as Exterran Holdings’ other salaried employees. These benefits are designed to provide retirement income and protection against the financial hardship that can result from illness, disability or death.

Retirement Savings Plan. The Exterran Holdings 401(k) Plan allows certain employees, including our Named Executive Officers, to defer a portion of their eligible salary, up to the Internal Revenue Code (the “Code”) maximum deferral amount, on a pre-tax basis. Participants make contributions to an account maintained by an independent trustee and direct how those contributions are invested. Exterran Holdings matches 100% of a participant’s contribution to a maximum of 1% of his or her annual eligible compensation, plus 50% of the participant’s contribution from 2% to a maximum of 6% of his or her annual eligible compensation. Participants vest in Exterran Holdings’ matching contributions after two years of service.

Deferred Compensation Plan. Exterran Holdings’ Deferred Compensation Plan (the “Deferred Compensation Plan”) allows certain key employees, including our Named Executive Officers, to defer receipt of their compensation, including up to 100% of their salaries and bonuses, and be credited with Exterran Holdings’ company contributions designed to serve as a make-up for the portion of the employer-matching contribution that cannot be made under the Exterran Holdings 401(k) Plan due to Code limits. Participants generally must make elections relating to compensation deferrals and plan distributions in the year preceding that in which the compensation is earned. Contributions to the Deferred Compensation Plan are self-directed investments in the various funds available under the plan. There are thus no interest calculations or earnings measures other than the performance of the investment funds selected by the participant. Participants direct how their contributions are invested and may change these elections at any time, provided that such changes in elections comply with Section 409A of the Code.

Health and Welfare Benefit Plans. Exterran Holdings maintains a standard complement of health and welfare benefit plans for its employees, including our Named Executive Officers, that provide medical, dental and vision benefits, flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance and life insurance coverage. These benefits are generally provided to our Named Executive Officers on the same terms and conditions as they are provided to Exterran Holdings’ other employees.

Perquisites. As in prior years, Exterran Holdings provided limited perquisites during 2013. Our Named Executive Officers were entitled to a taxable benefit of tax preparation and planning services. Exterran Holdings’ company policy prohibits tax gross-ups on perquisites, other than gross-ups provided pursuant to an expatriate tax equalization plan, policy or arrangement.

Severance Benefit Agreements and Change of Control Arrangements

Exterran Holdings has entered into severance benefit agreements and change of control agreements with each of our Named Executive Officers. The Exterran Holdings compensation committee believes these types of agreements are a customary part of executive compensation and, therefore, necessary to attract and retain executive talent. The change of control agreements are structured as “double trigger” agreements. In other words, the change of control alone does not trigger benefits; rather, benefits are paid only if the executive incurs a qualifying termination of employment within 18 months following a change of control. See “Information Regarding Executive Compensation —Potential Payments upon Termination or Change of Control,” below, for a description of the terms of the change of control agreements and the severance benefit agreements, as well as estimates of the potential payouts under those agreements.

The 2007 Stock Incentive Plan, the 2013 Stock Incentive Plan and the Partnership Plan each permit the accelerated vesting of outstanding equity awards upon a change of control. The award agreements for all awards made under the 2007 Stock Incentive Plan, however, provide that, unless a change of control is followed by a qualifying termination, only the portion of the award scheduled to vest within the next 12 months will vest upon the change of control, with the remainder of the award vesting as per the original vesting schedule. See “Information Regarding Executive Compensation —Potential Payments upon Termination or Change of Control,” below, for more information about equity vesting under various circumstances.

In addition, the Exterran Holdings 401(k) Plan provides for accelerated vesting of any unvested Exterran Holdings’ company matching contributions following a change of control.

Other Policies and Considerations

Unit Ownership Requirements

We do not have any policy or guidelines that require specified ownership of our common units by our directors or executive officers or any unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of February 18, 2014, our independent directors collectively held 36,099 common units and 3,687 phantom units with DERs, and our Named Executive Officers collectively held 43,968 common units and 59,838 phantom units with DERs.

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

The Compensation Committee:

G. Stephen Finley, Chair

James G. Crump

Edmund P. Segner, III

INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table for 2013

The following table shows the compensation paid during the years shown to our Named Executive Officers. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

Name and Title	Year	Salary ($)	Stock Awards ($)(1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
D. Bradley Childers,	2013	615,385	2,274,164		797,082	880,000	41,200	4,607,831
President and Chief	2012	500,000	354,994		—	805,000	38,620	1,698,614
Executive Officer	2011	358,900	1,416,260		1,160,725	110,250	139,901	3,186,036

David S. Miller, Senior	2013	286,462	423,698		—	230,000	17,199	957,359
Vice President and	2012	277,845	427,604		—	270,000	250,792	1,226,241
Chief Financial Officer	2011	266,434	109,992		110,844	49,776	255,088	792,134

Robert E. Rice,	2013	334,231	431,293		151,167	340,000	18,808	1,275,499
Senior Vice President

Daniel K. Schlanger,	2013	362,692	567,353		279,852	450,000	27,234	1,687,131
Senior Vice President	2012	348,078	593,611		280,227	455,000	28,862	1,705,778
	2011	325,246	316,269		260,726	113,750	34,507	1,050,498

Donald C. Wayne,	2013	347,231	729,602	(5)	—	315,000	22,837	1,414,670
Senior Vice President	2012	330,961	546,001		—	360,000	38,585	1,275,547
and General Counsel	2011	306,015	400,022		—	107,019	30,127	843,183

(1)                                 The amounts in this column for 2013 represent the grant date fair value of (a) restricted shares of Exterran Holdings common stock, (b) Exterran Holdings 2013 Performance Units, as finally determined by the Exterran Holdings compensation committee following the conclusion of the applicable performance period, and (c) our phantom units with DERs. The grant date fair value of these awards was calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”). For a discussion of valuation assumptions, see Note 7 to the Financial Statements and Note 17 to the consolidated financial statements in Exterran Holdings’ Annual Report on Form 10-K for the year ended December 31, 2013.

(2)                                 The amounts in this column for 2013 represent the grant date fair value of options to purchase Exterran Holdings common stock, calculated in accordance with ASC 718. For a discussion of valuation assumptions, see Note 17 to the consolidated financial statements in Exterran Holdings’ Annual Report on Form 10-K for the year ended December 31, 2013.

(3)                                 The amounts in this column for 2013 represent cash payments under the 2013 Incentive Program, which covered the compensation measurement and performance year ended December 31, 2013, and are expected to be paid during the first quarter of 2014.

(4)                                 The amounts in this column for 2013 include the following:

Name	401(k) Plan Company Contribution ($)(a)	Deferred Compensation Plan Company Contribution ($)(b)	Tax Preparation and Planning Services ($)	DERs ($)(c)	Other ($)		Total ($)
D. Bradley Childers	8,575	7,333	5,000	20,292	—		41,200
David S. Miller	8,575	2,944	—	5,680	—		17,199
Robert E. Rice	8,575	3,796	—	6,437	—		18,808
Daniel K. Schlanger	8,294	4,544	5,000	9,396	—		27,234
Donald C. Wayne	8,575	3,731	3,500	6,031	1,000	(d)	22,837

(a)                   Executives could contribute up to 25% (subject to Code limits) of their salary to the Exterran Holdings 401(k) Plan. The amounts shown represent Exterran Holdings’ matching contributions for 2013.

(b)                   Eligible executive officers could contribute up to 100% of their base pay and bonus to the Exterran Holdings Deferred Compensation Plan, which Exterran Holdings matched for 2013 to a maximum of 3.5% of the executive’s annual eligible compensation, less Exterran Holdings’ matching contributions to the executive’s 401(k) account.

(c)                    Represents a cash payment pursuant to DERs payable upon vesting of Partnership phantom units.

(d)                   Represents a travel stipend.

(5)                                 Includes a one-time grant of restricted stock, valued at $200,000, in recognition of Mr. Wayne’s efforts in the 2012 sales of Exterran Holdings’ previously-nationalized Venezuelan assets.

Grants of Plan-Based Awards for 2013

The following table shows the short- and long-term incentive plan awards granted to the Named Executive Officers in 2013. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)		Options (#)		Awards ($/SH)	Awards ($)(3)

D. Bradley		0	615,385	1,230,770
Childers	3/04/2013				0	23,163	34,745						580,002
	3/04/2013							31,849	(4)				797,499
	3/04/2013									85,800	(5)	25.04	797,082
	3/04/2013							30,513	(6)				724,989
David S.		0	143,231	286,462
Miller	3/04/2013				0	3,195	4,793						80,003
	3/04/2013							8,786	(4)				220,001
	3/04/2013							4,209	(6)				100,006
Robert E.		0	233,962	467,924
Rice	3/04/2013				0	4,393	6,590						110,001
	3/04/2013							6,040	(4)				151,242
	3/04/2013									16,272	(5)	25.04	151,167
	3/04/2013							5,787	(6)				137,499
Daniel K.		0	253,884	507,768
Schlanger	3/04/2013				0	6,390	9,585						160,006
	3/04/2013							11,182	(4)				279,997
	3/04/2013									30,124	(5)	25.04	279,852
	3/04/2013							3,367	(6)				80,000
Donald C.		0	225,700	451,400
Wayne	3/04/2013				0	3,994	5,991						100,010
	3/04/2013							21,965	(4)				550,004
	3/04/2013							2,104	(6)				49,991

(1)                                  The amounts in these columns show the range of potential payouts under the 2013 Incentive Program. The actual payouts under the plan were determined in February 2014 and are expected to be paid in March 2014, as shown in the Summary Compensation Table for 2013, above.

(2)                        The amounts in these columns show the range of potential payouts of 2013 Performance Units awarded as part of the 2013 LTI Award.  “Target” is the number of 2013 Performance Units awarded. “Threshold” is the lowest possible payout (0% of the grant), and “Maximum” is the highest possible payout (150% of the grant). See “Long-Term Incentive Compensation—2013 Performance Units” for a description of the 2013 Performance Units.

(3)                        The grant date fair value of 2013 Performance Units, Exterran Holdings restricted stock, Exterran Holdings stock option awards and our phantom units is calculated in accordance with ASC 718.  2013 Performance Units are shown at target value.

(4)                        Exterran Holdings restricted stock awarded under the 2007 Stock Incentive Plan that vests one-third per year over a three-year period, subject to continued service through each vesting date.

(5)                        Exterran Holdings stock options awarded under the 2007 Stock Incentive Plan that vest one-third per year over a three-year period, subject to continued service through each vesting date.

(6)                        Phantom units with DERs awarded under the Partnership Plan that vest one-third per year over a three-year period, subject to continued service through each vesting date.

Outstanding Equity Awards at Fiscal Year-End for 2013

The following table shows our Named Executive Officers’ equity awards and equity-based awards outstanding at December 31, 2013. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

						Stock Awards
										Equity		Equity
										Incentive Plan		Incentive Plan
								Market		Awards:		Awards:
	Option Awards							Value of		Number of		Market or
	Number of	Number of				Number of		Shares or		Unearned		Payout Value
	Securities	Securities				Shares or		Units of		Shares, Units		of Unearned
	Underlying	Underlying				Units of		Stock		or		Shares, Units
	Unexercised	Unexercised		Option		Stock That		That		Other Rights		or Other Rights
	Options	Options		Exercise	Option	Have Not		Have Not		That Have Not		That Have Not
	(#)	(#)		Price	Expiration	Vested		Vested		Yet Vested		Yet Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)		(#)		($)
D. Bradley Childers	20,000	—		30.07	04/30/2014
	30,720	—		67.30	03/04/2015
	17,000	—		38.15	03/09/2015
	20,000	—		43.39	03/03/2016
	52,184	—		16.14	03/04/2016
	29,696	—		22.75	02/28/2017
	10,871	—		75.27	06/12/2017
	20,767	10,383	(1)	22.82	03/04/2018
	147,059	73,529	(2)	10.21	12/12/2018	65,013	(3)	2,223,445	(4)	16,480	(5)	563,616	(4)
	—	85,800	(9)	25.04	03/04/2020	34,310	(6)	1,037,191	(7)	30,019	(8)	1,026,650	(4)
David S. Miller	15,089	—		22.15	02/02/2016
	10,846	—		22.75	02/28/2017
	11,568	—		22.57	08/12/2017	20,143	(3)	688,891	(4)	4,066	(5)	139,057	(4)
	8,828	4,415	(1)	22.82	03/04/2018	8,068	(6)	243,896	(7)	4,141	(8)	141,622	(4)
Robert E. Rice	1,857	—		78.25	08/20/2014
	2,395	—		67.30	03/04/2015
	711	—		36.86	07/08/2015
	—	4,021	(1)	22.82	03/04/2018
	10,171	20,341	(10)	14.36	03/04/2019	15,628	(3)	534,478	(4)	6,778	(5)	231,808	(4)
	—	16,272	(9)	25.04	03/04/2020	7,193	(6)	217,444	(7)	5,693	(8)	194,701	(4)
Daniel K. Schlanger	21,690	—		67.30	03/04/2015
	12,393	—		16.14	03/04/2016
	27,114	—		22.75	02/28/2017
	7,247	—		75.27	06/12/2017
	20,767	10,383	(1)	22.82	03/04/2018
	16,273	32,547	(10)	14.36	03/04/2019	27,962	(3)	956,300	(4)	10,844	(5)	370,865	(4)
	—	30,124	(9)	25.04	03/04/2020	6,289	(6)	190,116	(7)	8,281	(8)	283,210	(4)
Donald C. Wayne	18,070	—		67.30	03/04/2015
	22,364	—		16.14	03/04/2016
	16,785	—		22.75	02/28/2017	43,473	(3)	1,486,777	(4)	6,778	(5)	231,808	(4)
	4,831	—		75.27	06/12/2017	3,978	(6)	120,255	(7)	5,176	(8)	177,019	(4)

(1)                       Exterran Holdings stock options awarded under the 2007 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2012, subject to continued service through each vesting date, with a term of seven years following the grant date.

(2)                       Exterran Holdings stock options awarded under the 2007 Stock Incentive Plan that vest at the rate of one-third per year beginning on December 12, 2012, subject to continued service through each vesting date, with a term of seven years following the grant date.

(3)                       Exterran Holdings restricted stock awarded under the 2007 Stock Incentive Plan that vests at the rate of one-third per year beginning on the initial vesting date shown below, subject to continued service through each vesting date.

Name	Unvested Shares	Initial Vesting Date	Name	Unvested Shares	Initial Vesting Date
D. Bradley Childers	3,781 29,383 31,849	03/04/2012 12/12/2012 03/04/2014	Daniel K. Schlanger	3,781 12,999 11,182	03/04/2012 03/04/2013 03/04/2014

David S. Miller	1,608 9,749 8,786	03/04/2012 03/04/2013 03/04/2014	Donald C. Wayne	5,260 16,248 21,965	03/04/2012 03/04/2013 03/04/2014

Robert E. Rice	1,464 8,124 6,040	03/04/2012 03/04/2013 03/04/2014

(4)                       Based on the market closing price of Exterran Holdings’ common stock on December 31, 2013 ($34.20).

(5)                       Exterran Holdings performance units awarded under the 2007 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2013, subject to continued service through each vesting date.  Amounts shown are the actual number of units awarded, as finally determined by the Exterran Holdings compensation committee following the conclusion of the applicable performance period.

(6)                       Phantom units with DERs awarded under the Partnership Plan that vest at the rate of one-third per year beginning on the initial vesting date shown below, subject to continued service through each vesting date.

Name	Unvested Units	Initial Vesting Date	Name	Unvested Units	Initial Vesting Date
D. Bradley Childers	672 3,125 30,513	03/04/2012 12/12/2012 03/04/2014	Daniel K. Schlanger	672 2,250 3,367	03/04/2012 03/04/2013 03/04/2014

David S. Miller	844 3,015 4,209	03/04/2012 03/04/2013 03/04/2014	Donald C. Wayne	468 1,406 2,104	03/04/2012 03/04/2013 03/04/2014

Robert E. Rice	1,406 5,787	03/04/2013 03/04/2014

(7)                       Based on the market closing price of our common units on December 31, 2013 ($30.23).

(8)                       Exterran Holdings performance units awarded under the 2007 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2014, subject to continued service through each vesting date.  Amounts shown are the actual number of units awarded, as finally determined by the Exterran Holdings compensation committee following the conclusion of the applicable performance period.

(9)                       Exterran Holdings stock options awarded under the 2007 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2014, subject to continued service through each vesting date, with a term of seven years following the grant date.

(10)                Exterran Holdings stock options awarded under the 2007 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2013, subject to continued service through each vesting date, with a term of seven years following the grant date.

Option Exercises and Stock Vested for 2013

The following table shows the value realized by the Named Executive Officers upon stock option exercises and stock award vesting during 2013. The value realized upon vesting represents the total value to each Named Executive Officer and does not represent the amount allocated to us.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares and Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
D. Bradley Childers	25,000	208,488	50,930	1,457,366
David S. Miller	—	—	11,578	297,648
Robert E. Rice	25,824	205,954	11,604	306,339
Daniel K. Schlanger	24,881	255,013	25,646	638,894
Donald C. Wayne	—	—	17,171	427,856

(1)                       Includes Exterran Holdings restricted stock and our phantom units with DERs that vested during 2013.

(2)                       The value realized for vested awards was determined by multiplying the fair market value of Exterran Holdings restricted stock (market closing price of Exterran Holdings’ common stock on the vesting date) or our phantom units (market closing price of our common units on the vesting date) by the number of shares or units that vested. Shares and units vested on various dates throughout the year; therefore, the value listed represents the aggregate value of all shares and units that vested for each Named Executive Officer in 2013.

Nonqualified Deferred Compensation for 2013

The following table shows the Named Executive Officers’ compensation under Exterran Holdings’ nonqualified deferred compensation plan for 2013. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
D. Bradley Childers	—	7,333	54,478	—	222,768
David S. Miller	—	2,944	31	—	1,546
Robert E. Rice	—	3,796	110	—	5,856
Daniel K. Schlanger	—	4,544	14,086	—	80,985
Donald C. Wayne	—	3,731	9,508	—	52,419

(1)                       The amounts in this column represent Exterran Holdings’ contributions to each Named Executive Officer’s Deferred Compensation Plan account earned in 2013 but paid in the first quarter of 2014. These amounts are included in “All Other Compensation” in the Summary Compensation Table for 2013, above, but are not included in “Aggregate Balance at Last Fiscal Year End.”

Potential Payments upon Termination or Change of Control

Severance Benefit Agreements

Exterran Holdings has entered into severance benefit agreements with each of our Named Executive Officers. Each such agreement provides that if the executive’s employment is terminated by Exterran Holdings without cause or by him with good reason at any time through the term of the agreement (one year, to be automatically renewed for successive one-year periods until 365 days’ prior notice is given by either party), he will receive a lump sum payment in cash on the 35th day after the termination date equal to:

·                       the sum of his annual base salary then in effect and his target annual incentive bonus opportunity for the termination year; and

·                       his target annual incentive bonus opportunity for the termination year, prorated to the termination date.

In addition, the executive will be entitled to:

·                       the accelerated vesting as of the termination date of his outstanding unvested Exterran Holdings equity, equity-based or cash awards and our phantom units (subject to the consent of our compensation committee) that were scheduled to vest within 12 months following the termination date; and

·                       continued coverage under Exterran Holdings’ medical benefit plans for him and his eligible dependents for up to one year following the termination date.

Each executive’s entitlement to the payments and benefits under his severance benefit agreement is subject to his execution of a waiver and release for Exterran Holdings’ benefit.

Change of Control Agreements

Exterran Holdings has entered into change of control agreements with each of our Named Executive Officers. Each such agreement provides that if the executive’s employment is terminated by Exterran Holdings other than for cause, death or disability, or by the executive for good reason (in each case, a “Qualifying Termination”), within 18 months following a change of control (as defined in the change of control agreements), he will receive a cash payment within 60 days after the termination date equal to:

·                       his earned but unpaid base salary through the termination date, plus the target annual incentive bonus that would be payable to him for that year prorated to the termination date, plus any earned but unpaid annual bonus for the prior year, plus any portion of his earned but unused vacation pay for that year;

·                       two times (three times in the case of Mr. Childers) his current annual base salary plus two times (three times in the case of Mr. Childers) his target annual incentive bonus opportunity for that year; and

·                       two times the total of the Exterran Holdings contributions that would have been credited to him under the Exterran Holdings 401(k) Plan and any other deferred compensation plan had he made the required amount of elective deferrals or contributions during the 12 months immediately preceding the termination month.

In addition, the executive will be entitled to:

·                       any amount previously deferred, or earned but not paid, by him under the incentive and nonqualified deferred compensation plans or programs as of the termination date;

·                       continued coverage under Exterran Holdings’ medical benefit plans for him and his eligible dependents for up to two years following the termination date;

·                       the accelerated vesting of all his unvested stock options, restricted stock, restricted stock units or other stock-based awards, and all common units, unit appreciation rights, unit awards or other unit-based awards and all cash-based incentive awards; and

·                       for each of Messrs. Schlanger and Wayne (whose change of control agreements predate Exterran Holdings’ 2009 policy to no longer include tax gross-ups in such agreements, as described below), an additional gross-up payment if a payment or distribution we make to him or for his benefit is subject to a federal excise tax.

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

Vesting of Equity-Based Incentives upon a Change of Control

The Exterran Holdings award agreements for all stock options, restricted stock, restricted stock units and performance units provide that, in the case of a change of control that is not followed by a Qualifying Termination, only the portion of the award scheduled to vest within the next 12 months will vest upon the change of control, with the remainder of the award vesting as per the original vesting schedule.

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

Potential Payments

The following tables show the potential payments to the Named Executive Officers upon a theoretical termination of employment or change of control occurring on December 31, 2013. The amounts shown assume an Exterran Holdings common stock value of $34.20 per share and a Partnership common unit value of $30.23 per unit (the December 31, 2013 market closing prices, respectively). The actual amount paid out to an executive upon an actual termination or change of control can only be determined at the time of such event.

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
D. Bradley Childers
Cash Severance	—	1,950,000	(3)	—	4,550,000	(4)
Stock Options (5)	2,668,047	2,144,095		2,144,095	2,668,047
Restricted Stock (6)	2,223,445	1,497,310		1,497,310	2,223,445
Phantom Units (7)	1,101,490	454,666		1,101,490	1,101,490
Performance Awards (8)	1,590,266	624,013		624,013	1,590,266
Other Benefits (9)	—	16,873		—	133,172
Total Pre-Tax Benefit	7,583,248	6,686,957		5,366,908	12,266,420

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
David S. Miller
Cash Severance	—	576,800	(3)	—	1,009,400	(4)
Stock Options (5)	50,243	50,243		50,243	50,243
Restricted Stock (6)	688,891	321,890		321,890	688,891
Phantom Units (7)	264,337	109,880		264,337	264,337
Performance Awards (8)	280,679	116,725		116,725	280,679
Other Benefits (9)	—	9,911		—	58,774
Total Pre-Tax Benefit	1,284,150	1,185,449		753,195	2,352,324

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
Robert E. Rice
Cash Severance	—	816,000	(3)	—	1,394,000	(4)
Stock Options (5)	598,376	297,235		297,235	598,376
Restricted Stock (6)	534,478	257,868		257,868	534,478
Phantom Units (7)	231,560	85,111		231,560	231,560
Performance Awards (8)	426,508	180,815		180,815	426,508
Other Benefits (9)	—	5,879		—	62,104
Total Pre-Tax Benefit	1,790,922	1,642,908		967,478	3,247,026

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
Daniel K. Schlanger
Cash Severance	—	876,000	(3)	—	1,496,500	(4)
Stock Options (5)	1,039,827	532,980		532,980	1,039,827
Restricted Stock (6)	956,300	479,108		479,108	956,300
Phantom Units (7)	207,182	97,783		207,182	207,182
Performance Awards (8)	654,075	279,824		279,824	654,075
Other Benefits (9)	—	9,911		—	98,229
Tax Gross-ups	—	—		—	653,042
Total Pre-Tax Benefit	2,857,384	2,275,606		1,499,094	5,105,155

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
Donald C. Wayne
Cash Severance	—	805,000	(3)	—	1,382,500	(4)
Stock Options (5)	—	—		—	—
Restricted Stock (6)	1,486,777	708,134		708,134	1,486,777
Phantom Units (7)	131,184	62,830		131,184	131,184
Performance Awards (8)	408,827	174,933		174,933	408,827
Other Benefits (9)	—	9,911		—	97,365
Tax Gross-ups	—	—		—	581,969
Total Pre-Tax Benefit	2,026,788	1,760,808		1,014,251	4,088,622

(1)                                 “Disability” is defined in our form of award agreement for phantom units and in the 2007 Stock Incentive Plan for all other equity awards.

(2)                                 “Cause” and “Good Reason” are defined in the severance benefit agreements.

(3)                                 If the executive had been terminated without Cause or resigned with Good Reason on December 31, 2013, under his severance benefit agreement his cash severance would consist of (i) the sum of his base salary and his target annual incentive bonus (calculated as a percentage of his annual base salary for 2013), plus (ii) his target annual incentive bonus (calculated as a percentage of his annual base salary for 2013).

(4)                                 If the executive had been subject to a Change of Control followed by a Qualifying Termination on December 31, 2013, under his change of control agreement his cash severance would consist of (i) two times (three times for Mr. Childers) the sum of his base salary and his target annual incentive bonus (calculated as a percentage of his annual base salary for 2013), plus (ii) his target annual incentive bonus (calculated as a percentage of his annual base salary for 2013).

(5)                                 The amounts in this row represent the value of the accelerated vesting of the executive’s unvested, in-the-money options to purchase Exterran Holdings common stock, based on the December 31, 2013 market closing price of Exterran Holdings common stock.

(6)                                 The amounts in this row represent the value of the accelerated vesting of the executive’s unvested Exterran Holdings restricted stock, based on the December 31, 2013 market closing price of Exterran Holdings common stock.

(7)                                 The amounts in this row represent the value of the accelerated vesting of the executive’s unvested phantom units (including the related DERs), based on the December 31, 2013 market closing price of our common units.

(8)                                 The amounts in this row represent the value of the accelerated vesting of the executive’s unvested Exterran Holdings performance awards, based on the December 31, 2013 market closing price of Exterran Holdings common stock.

(9)                                 The amounts in this row represent each Named Executive Officer’s right to the payment, as applicable, of (i) medical benefit premiums for a one-year period in the event of a termination without Cause or voluntary resignation for Good Reason, or (ii) medical benefit premiums and Exterran Holdings’ contributions under the Exterran Holdings 401(k) Plan and the Exterran Holdings Deferred Compensation Plan for a two-year period in the event of a change of control followed by a Qualifying Termination. For each of Messrs. Schlanger and Wayne, this amount includes a gross-up with respect to the Exterran Holdings 401(k) Plan and the Exterran Holdings Deferred Contribution Plan contributions to account for any federal or state taxes due on such amounts, as provided under his change of control agreement, which predates implementation of our 2009 policy prohibiting tax gross-ups on income attributable to future change of control agreements and other executive benefit agreements.  See the discussion under “Change of Control Agreements,” above, for more information on this policy.

Director Compensation

Retainers and Fees

Only the independent members of our board of directors receive compensation for their service as directors. Messrs. Childers, Austin, Miller and Schlanger, who are also our executive officers, serve on the board of directors but receive no compensation for such service. As reflected in the table below, during 2013, each non-employee director received an annual cash retainer, as well as a payment for each meeting attended. The chairs of the audit committee, compensation committee and conflicts committee each received an additional retainer for their services. All retainers are paid in equal quarterly installments.

	Applicability
Description of Remuneration	Annual Amount (except with respect to meeting fees)	Mr. Crump	Mr. Finley	Mr. Segner
Base Retainer	$45,000	√	√	√
Other Retainers:
Audit Committee Chairman	$10,000	√
Conflicts Committee Chairman	$5,000	√
Compensation Committee Chairman	$5,000		√
Attendance Fee (per in-person meeting attended and per telephonic meeting attended)	$1,500	√	√	√

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

Total Compensation

The following table shows the total compensation paid to each non-employee director during 2013.

Name	Fees Earned in Cash ($)	Unit Awards ($)(1)(2)	DERs ($)	Total ($)
James G. Crump	95,000	—	5,737	100,737
G. Stephen Finley	86,500	—	5,737	92,237
Edmund P. Segner, III	80,500	—	5,737	86,237

(1)                                 In previous years, our compensation committee’s general practice was to grant equity-based awards to our directors once a year in the fourth quarter, around the anniversary of our initial public offering. Our compensation committee has determined, however, to make future grants to directors in the first quarter of each year, consistent with the timing of our grants to the Named Executive Officers. Thus, the award that in previous years would have been made in the fourth quarter of 2013 will be made instead in the first quarter of 2014.

(2)                                 The aggregate number of outstanding unit awards held by each of Messrs. Crump, Finley and Segner as of December 31, 2013 was 1,229 phantom units with DERs.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Finley, Crump and Segner served on our compensation committee during 2013. There are no matters relating to interlocks or insider participation that we are required to report.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to the compensation plans under which our common units are authorized for issuance, aggregated as follows:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders(1)	—	(2)	—	793,052
Total	—		—	793,052

(1)         For more information about our Long-Term Incentive Plan, which did not require approval by our unitholders, please read Note 7 to the Financial Statements.

(2)         Does not include 85,361 phantom units outstanding as of December 31, 2013. Upon vesting, phantom units are payable in common units or cash, at the discretion of our compensation committee.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 18, 2014, with respect to persons known to us to be the beneficial owners of more than five percent of our outstanding common units. Beneficial ownership is determined in accordance with Rule 13d-3 under the

Exchange Act.

Name and Address of Beneficial Owner	Common Units Beneficially Owned	Percent of Common Units Beneficially Owned(1)
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(2) 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	3,131,974	6%
OppenheimerFunds, Inc.(3) Two World Financial Center 225 Liberty Street New York, NY 10281	5,821,230	12%
Exterran Holdings, Inc. 16666 Northchase Drive Houston, TX 77060	19,618,918	40%

(1)         As a percentage of the total limited partner interest. When taking into consideration the 2% general partner interest, the percentages reflected in this column are 6%, 12% and 41% (including the general partner interest), respectively.

(2)         Based solely on a review of the Schedule 13G/A jointly filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne on February 5, 2014.

(3)         Based solely on a review of the Schedule 13G/A jointly filed by OppenheimerFunds, Inc. and Oppenheimer SteelPath MLP Income Fund on February 6, 2014.

Security Ownership of Management

The following table sets forth information as of February 18, 2014, with respect to our common units beneficially owned by Exterran GP LLC’s directors, Named Executive Officers and all of our current directors and executive officers as a group. Each beneficial owner has sole voting and investment power with respect to all the units attributed to him.

Name of Beneficial Owner	Units Owned Directly	Phantom Units(1)	Total Ownership	Percent of Class
Named Executive Officers
D. Bradley Childers	10,459	10,843	21,302		*
David S. Miller	9,850	3,333	13,183		*
William M. Austin	5,429	—	5,429		*
Robert E. Rice	4,054	2,632	6,686		*
Daniel K. Schlanger	15,036	2,920	17,956		*
Donald C. Wayne	4,569	1,873	6,442		*
Directors
James G. Crump	12,965	—	12,965		*
G. Stephen Finley	15,572	—	15,572		*
Edmund P. Segner, III	7,562	—	7,562		*
All current directors and executive officers as a group (10 persons)	85,989	22,418	108,407		*

*                 Less than 1%

(1)         Only includes phantom units that vest within 60 days of February 18, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Distributions and Payments to Our General Partner and its Affiliates

As of December 31, 2013, Exterran and its subsidiaries owned 19,618,918 common units, which constitutes 40% of the limited partner interest in us, and 1,003,227 general partner units, which constitute the entire 2% general partner interest in us. Exterran Holdings is, therefore, a “related person” relative to us under SEC regulations, and we believe that Exterran Holdings has and will continue to have a direct and indirect material interest in its various transactions with us.

The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the ongoing operation of Exterran Partners, L.P.

Distributions of available cash to our general partner and its affiliates

We generally make cash distributions of 98% to our unitholders on a pro rata basis, including our general partner and its affiliates, as the holders of 19,618,918 common units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, then our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

During the year ended December 31, 2013, our general partner and its affiliates received aggregate distributions of $8.1 million on their general partner units, including distributions on our general partner’s incentive distribution rights, and $37.2 million on their limited partner units. On February 14, 2014, our general partner and its affiliates received a quarterly distribution with respect to the period from October 1, 2013 to December 31, 2013, of $2.5 million on their general partner units, including distributions on our general partner’s incentive distribution rights, and $10.4 million on their common units.

Payments to our general partner and its affiliates

Subject to certain caps, we reimburse Exterran Holdings and its affiliates for the payment of all direct and indirect expenses incurred on our behalf. For further information regarding the reimbursement of these expenses, please read “— Omnibus Agreement” below.

Pursuant to the terms of our Omnibus Agreement (as described below), we reimburse Exterran Holdings for (1) allocated expenses of operational personnel who perform services for our benefit, (2) direct costs incurred in operating and maintaining our business and (3) allocated SG&A expenses. Our general partner does not receive any compensation for managing our business. Our general partner and its affiliates are reimbursed for all expenses incurred on our behalf, including the compensation of Exterran Holdings’ employees who perform services on our behalf. These expenses include all expenses necessary or appropriate to provide for the conduct of our business and that are allocable to us. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Except as provided in the Omnibus Agreement, there is no cap on the amount that may be paid or reimbursed to our general partner or its affiliates for compensation or expenses incurred on our behalf.

March 2013 Contract Operations Acquisition

In March 2013, we acquired from Exterran Holdings contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2013 Contract Operations Acquisition”). The acquired assets also included 204 compressor units, comprising approximately 99,000 horsepower, previously leased from Exterran Holdings to us and contracts relating to approximately 6,000 horsepower of compressor units we already owned and previously leased to Exterran Holdings. At the acquisition date, the acquired fleet assets had a net book value of $158.5 million, net of accumulated depreciation of $94.9 million. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs. In connection with this acquisition, we issued approximately 7.1 million common units to Exterran Holdings and approximately 145,000 general partner units to our general partner.

Omnibus Agreement with Exterran Holdings

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

Non-competition

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings has agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations services customers of Exterran Holdings. Compression services include natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service, gas processing operations services and operation, maintenance, service, repairs or overhauls of compression equipment owned by third parties. Similarly, we have agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also our contract operations services customers.

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

Exterran Holdings also has agreed that new customers for contract compression services are for our account unless the new customer is unwilling to contract with us under our form of compression services agreement. In that case, Exterran Holdings may provide compression services to the new customer. If we or Exterran Holdings enter into a compression services contract with a new customer, either we or Exterran Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Exterran Holdings on the date of the Omnibus Agreement.

The non-competition arrangements described above do not apply to:

·          our provision of contract compression services to a particular Exterran Holdings customer or customers, with the approval of Exterran Holdings;

·          Exterran Holdings’ provision of contract compression services to a particular customer or customers of ours, with the approval of the conflicts committee of our board of directors;

·          our purchase and ownership of not more than five percent of any class of securities of any entity that provides contract compression services to Exterran Holdings’ contract compression services customers;

·          Exterran Holdings’ purchase and ownership of not more than five percent of any class of securities of any entity that provides contract compression services to our contract compression services customers;

·          Exterran Holdings’ ownership of us;

·          our acquisition, ownership and operation of any business that provides contract compression services to Exterran Holdings’ contract compression services customers if Exterran Holdings has been offered the opportunity to purchase the business for its fair market value from us and Exterran Holdings declines to do so. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, we will agree not to provide contract compression services to Exterran Holdings’ customers that are also customers of the acquired business at the sites at which Exterran Holdings is providing contract operations services to them at the time of the acquisition;

·          Exterran Holdings’ acquisition, ownership and operation of any business that provides contract compression services to our contract operations services customers if we have been offered the opportunity to purchase the business for its fair market value from Exterran Holdings and we decline to do so with the concurrence of the conflicts committee of our board of directors. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, Exterran Holdings will agree not to provide contract operations services to our customers that are also customers of the acquired business at the sites at which we are providing contract operations services to them at the time of the acquisition; or

·          a situation in which one of our customers (or its applicable business) and a customer of Exterran Holdings (or its applicable business) merge or are otherwise combined, in which case, each of we and Exterran Holdings may continue to provide contract operations services to the applicable combined entity or business without being in violation of the non-competition provisions, but Exterran Holdings and the conflicts committee of our board of directors must negotiate in good faith to implement procedures or such other arrangements, as necessary, to protect the value to each of Exterran Holdings and us of the business of providing contract operations services to each such customer or its applicable business.

Unless the Omnibus Agreement is terminated earlier due to a change of control of Exterran GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2014 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the year ended December 31, 2013, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the year ended December 31, 2013, we purchased $118.4 million of newly-fabricated compression equipment from Exterran Holdings.

Transfer, Exchange or Lease of Compression Equipment with Exterran Holdings

If Exterran Holdings determines in good faith that we or Exterran Holdings’ contract operations services business need to transfer, exchange or lease compression equipment between Exterran Holdings and us, the Omnibus Agreement permits such equipment to be transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it, (2) agree to lease such compression equipment from the transferor or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. These provisions will terminate on December 31, 2014 unless terminated earlier as discussed above.

During the year ended December 31, 2013, we transferred ownership of 316 compressor units, totaling approximately 134,600 horsepower with a net book value of approximately $59.9 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 335 compressor units, totaling approximately 101,500 horsepower with a net book value of approximately $48.1 million, to us. During the year ended December 31, 2013, we recorded capital distributions of approximately $11.8 million related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At December 31, 2013, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $5.8 million and $2.4 million, respectively. During the year ended December 31, 2013, we had revenue of $0.4 million from Exterran Holdings related to the lease of our compression equipment and cost of sales of $5.8 million with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

During the year ended December 31, 2013, we sold compression equipment with a net book value of $5.0 million to Exterran Holdings for $7.3 million. Under GAAP, assets sales between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration received and the carrying value of the assets sold is treated as a capital distribution or contribution. During the year ended December 31, 2013, we recorded a capital contribution of $2.3 million related to the difference between the sales price and the carrying value of the compression equipment assets sold.

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

Exterran Holdings charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings’ other operations and us. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense during the year ended December 31, 2013 was $55.0 million of indirect costs incurred by Exterran Holdings.

Under the Omnibus Agreement, our obligation to reimburse Exterran Holdings for any cost of sales that it incurs in the operation of our business and any cash SG&A expense allocated to us is capped (after taking into account any such costs we incur and pay directly) through December 31, 2014. Cost of sales was capped at $21.75 per operating horsepower per quarter through December 31, 2013, and is capped at $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $7.6 million per quarter from November 10, 2009 through June 9, 2011, $9.0 million per quarter from June 10, 2011 through March 7, 2012, $10.5 million per quarter from March 8, 2012 through March 31, 2013 and $12.5 million per quarter from April 1, 2013 through December 31, 2013, and are capped at $15.0 million per quarter from January 1, 2014 through December 31, 2014. These caps may be subject to future adjustment or termination in connection with expansion of our operations through the acquisition or construction of new assets or businesses.

During the year ended December 31, 2013, our cost of sales exceeded the cap by $12.4 million, and our SG&A expenses exceeded the cap by $12.8 million. The excess amount over the cap is being accounted for as a capital contribution.

Indemnification of Directors and Officers

Under our partnership agreement, in most circumstances, we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages or similar events:

·          our general partner;

·          any departing general partner;

·          any person who is or was an affiliate of a general partner or any departing general partner;

·          any person who is or was a director, officer, member, partner, fiduciary or trustee of any entity set forth in the preceding three bullet points;

·          any person who is or was serving as director, officer, member, partner, fiduciary or trustee of another person at the request of our general partner or any departing general partner; and

·          any person designated by our general partner.

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

Our board of directors has established a conflicts committee to carry out certain duties set forth in our partnership agreement and the Omnibus Agreement, and to carry out any other duties delegated by the board of directors that involve or relate to conflicts of interests between us and Exterran Holdings, including its operating subsidiaries. The related party transactions in which we engaged in 2013 were typically of a recurring, ordinary course nature with Exterran Holdings. The conflicts committee reviews on a quarterly basis these recurring, ordinary course transaction with Exterran Holdings, and approved the March 2013 Contract Operations Acquisition from Exterran Holdings.

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

Item 14.  Principal Accountant Fees and Services

During the years ended December 31, 2013 and 2012, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, were billed to Exterran Holdings and then charged to us. The services rendered during the years ended December 31, 2013 and 2012 were for the audit of our annual financial statements and work related to registration statements and cost approximately $0.5 million and $0.4 million, respectively. All of the fees during each of the years ended December 31, 2013 and 2012 were “Audit Fees,” and none of those fees constituted “Audit-Related Fees,” “Tax Fees” or “All Other Fees,” as such terms are defined by the SEC.

In considering the nature of the services provided by Deloitte & Touche LLP, our audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

All services performed by the independent registered public accounting firm during 2013 and 2012 were approved in advance by our audit committee. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to our audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair, or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

10.1

Third Amended and Restated Omnibus Agreement, dated June 10, 2011, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2

First Amendment to Third Amended and Restated Omnibus Agreement, dated March 8, 2012, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.3

Second Amendment to Third Amended and Restated Omnibus Agreement, dated March 31, 2013, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.4

Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.5

Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.6

Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.7

First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2012

10.8

Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

10.9†	Universal Compression Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10.10†	First Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008
10.11†	Second Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2008
10.12†	Third Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
10.13†

Form of Exterran Partners, L.P. Award Notice for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

10.14†

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

99.1*	Pro forma financial information
101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

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

Date: February 25, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2014.

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
Edmund P. Segner, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Exterran Partners, L.P.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2013 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2014 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2014

EXTERRAN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$182	$142
Accounts receivable, trade, net of allowance of $363 and $1,135, respectively	52,641	38,084
Due from affiliates, net	10,548	—
Total current assets	63,371	38,226
Property, plant and equipment	1,794,545	1,468,910
Accumulated depreciation	(647,527)	(491,615)
Property, plant and equipment, net	1,147,018	977,295
Goodwill	124,019	124,019
Intangible and other assets, net	33,655	23,996
Total assets	$1,368,063	$1,163,536

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$7,255	$9,621
Accrued interest	5,940	1,473
Due to affiliates, net	—	21,598
Current portion of interest rate swaps	3,374	3,873
Total current liabilities	16,569	36,565
Long-term debt	757,955	680,500
Interest rate swaps	—	6,043
Deferred income taxes	1,132	885
Other long-term liabilities	652	543
Total liabilities	776,308	724,536
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 49,465,528 and 42,313,731 units issued, respectively	578,493	436,587
General partner units, 2% interest with 1,003,227 and 858,583 equivalent units issued and outstanding, respectively	16,780	13,490
Accumulated other comprehensive loss	(2,353)	(10,094)
Treasury units, 50,917 and 43,630 common units, respectively	(1,165)	(983)
Total partners’ capital	591,755	439,000
Total liabilities and partners’ capital	$1,368,063	$1,163,536

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Revenue — third parties	$465,744	$386,731	$307,243
Revenue — affiliates	449	762	1,031
Total revenue	466,193	387,493	308,274

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	202,045	183,160	162,925
Depreciation and amortization	103,711	88,298	67,930
Long-lived asset impairment	5,350	29,560	1,060
Selling, general and administrative — affiliates	61,971	49,889	39,380
Interest expense	37,068	25,167	30,400
Other (income) expense, net	(9,481)	(35)	(392)
Total costs and expenses	400,664	376,039	301,303
Income before income taxes	65,529	11,454	6,971
Provision for income taxes	1,506	945	918
Net income	$64,023	$10,509	$6,053

General partner interest in net income	$7,969	$4,623	$3,005
Common units interest in net income	$56,054	$5,886	$2,723
Subordinated units interest in net income			$325

Weighted average common units outstanding:
Basic	47,651	41,371	31,390
Diluted	47,667	41,382	31,403

Weighted average subordinated units outstanding:
Basic			3,747
Diluted			3,747

Income per common unit:
Basic	$1.18	$0.14	$0.09
Diluted	$1.18	$0.14	$0.09

Income per subordinated unit:
Basic			$0.09
Diluted			$0.09

Distributions declared and paid per limited partner unit in respective periods	$2.0800	$2.0000	$1.9200

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$64,023	$10,509	$6,053
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	5,004	(1,679)	(10,891)
Amortization of terminated interest rate swaps	2,737	898	10,251
Total other comprehensive income (loss)	7,741	(781)	(640)
Comprehensive income	$71,764	$9,728	$5,413

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

	Partners’ Capital								Accumulated
					General Partner		Treasury		Other
	Common Units		Subordinated Units		Units		Units		Comprehensive
	$	Units	$	Units	$	Units	$	Units	Loss	Total
Beginning balance, January 1, 2011	$379,748	27,363,451	$(30,702)	4,743,750	$10,638	653,318	$(274)	(15,756)	$(8,673)	$350,737
Issuance of common units for vesting of phantom units		67,026								—
Treasury units purchased							(484)	(18,055)		(484)
Transaction costs for conversion of subordinated units	(71)									(71)
Conversion of subordinated units to common units	(29,556)	4,743,750	29,556	(4,743,750)						—
Net proceeds from issuance of common units	127,672	5,134,175								127,672
Proceeds from sale of general partner units to Exterran Holdings					1,316	53,431				1,316
Transaction costs for the registration of units by Exterran Holdings	(78)									(78)
Transaction costs for the public offering of common units by Exterran Holdings	(261)									(261)
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	(24,655)				767	50,973				(23,888)
Contribution of capital, net	23,951		9,158		1,174					34,283
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(709)				(43)					(752)
Cash distributions	(58,319)		(8,337)		(3,980)					(70,636)
Unit-based compensation expense	515									515
Interest rate swap loss, net of reclassification to earnings									(10,891)	(10,891)
Amortization of terminated interest rate swaps									10,251	10,251
Net income	2,723		325		3,005					6,053
Balance, December 31, 2011	$420,960	37,308,402	$—	—	$12,877	757,722	$(758)	(33,811)	$(9,313)	$423,766
Issuance of common units for vesting of phantom units		40,329								—
Treasury units purchased							(225)	(9,819)		(225)
Net proceeds from issuance of common units	114,530	4,965,000								114,530
Proceeds from sale of general partner units to Exterran Holdings					2,426	100,861				2,426
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	(28,221)									(28,221)
Contribution of capital, net	15,053				39					15,092
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(10,330)				(682)					(11,012)
Cash distributions	(82,073)				(5,793)					(87,866)
Unit-based compensation expense	782									782
Interest rate swap loss, net of reclassification to earnings									(1,679)	(1,679)
Amortization of terminated interest rate swaps									898	898
Net income	5,886				4,623					10,509
Balance, December 31, 2012	$436,587	42,313,731	$—	—	$13,490	858,583	$(983)	(43,630)	$(10,094)	$439,000
Issuance of common units for vesting of phantom units		28,270								—
Treasury units purchased							(182)	(7,287)		(182)
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	158,417	7,123,527			3,233	144,644				161,650
Transaction costs for registration of units	(68)									(68)
Contribution of capital, net	36,625				827					37,452
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(11,161)				(658)					(11,819)
Cash distributions	(99,115)				(8,081)					(107,196)
Unit-based compensation expense	1,154									1,154
Interest rate swap gain, net of reclassification to earnings									5,004	5,004
Amortization of terminated interest rate swaps									2,737	2,737
Net income	56,054				7,969					64,023
Balance, December 31, 2013	$578,493	49,465,528	$—	—	$16,780	1,003,227	$(1,165)	(50,917)	$(2,353)	$591,755

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$64,023	$10,509	$6,053
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	103,711	88,298	67,930
Long-lived asset impairment	5,350	29,560	1,060
Amortization of deferred financing costs	2,975	1,508	1,327
Amortization of debt discount	419	—	—
Amortization of terminated interest rate swaps	2,737	898	10,251
Interest rate swaps	334	—	—
Unit-based compensation expense	1,174	797	532
Provision for (benefit from) doubtful accounts	(25)	494	83
Gain on sale of property, plant and equipment	(10,140)	(689)	(919)
Changes in assets and liabilities:
Accounts receivable, trade	(14,532)	(5,303)	(8,808)
Other liabilities	2,260	(855)	2,581
Net cash provided by operating activities	158,286	125,217	80,090

Cash flows from investing activities:
Capital expenditures	(168,036)	(157,828)	(50,250)
Payment to Exterran Holdings for a portion of the contract operations acquisitions	—	(77,415)	(62,217)
Proceeds from sale of property, plant and equipment	61,452	2,465	2,940
(Increase) decrease in amounts due from affiliates, net	(10,548)	3,838	3,064
Net cash used in investing activities	(117,132)	(228,940)	(106,463)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,005,536	714,000	557,500
Repayments of long-term debt	(928,500)	(684,350)	(620,434)
Distributions to unitholders	(107,196)	(87,866)	(70,636)
Net proceeds from issuance of common units	—	114,530	127,672
Net proceeds from sale of general partner units	—	2,426	1,316
Payments for debt issuance costs	(12,147)	(1,011)	(1,003)
Payments for settlement of interest rate swaps that include financing elements	(2,207)	—	—
Purchases of treasury units	(182)	(225)	(484)
Capital contribution from limited partners and general partner	25,180	24,758	32,397
Increase (decrease) in amounts due to affiliates, net	(21,598)	21,598	—
Net cash provided by (used in) financing activities	(41,114)	103,860	26,328

Net increase (decrease) in cash and cash equivalents	40	137	(45)
Cash and cash equivalents at beginning of period	142	5	50
Cash and cash equivalents at end of period	$182	$142	$5

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,359	$22,566	$18,527
Cash paid for taxes, net	$604	$785	$223

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$21,684	$14,549	$9,606
Contract operations equipment acquired/exchanged, net	$146,758	$47,908	$183,643
Intangible assets allocated in contract operations acquisitions	$3,131	$5,005	$6,400
Debt assumed in contract operations acquisitions	$—	$105,350	$159,434
Non-cash capital distribution due to the contract operations acquisitions	$12,350	$28,221	$24,655
Common units issued in contract operations acquisitions	$170,537	$—	$—
General partner units issued in contract operations acquisitions	$3,463	$—	$767

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

Organization

Exterran Partners, L.P., together with its subsidiaries (“we”, “our”, “us” or the “Partnership”), is a publicly held Delaware limited partnership formed in June 2006 to provide natural gas contract operations services to customers throughout the United States of America (“U.S.”). As of December 31, 2013, public unitholders held a 59% ownership interest in us and Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”) owned our remaining equity interests, including the general partner interests and all of our incentive distribution rights.

Exterran General Partner, L.P. is our general partner and an indirect wholly-owned subsidiary of Exterran Holdings. As Exterran General Partner, L.P. is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC, which we refer to herein as our board of directors and our officers, make decisions on our behalf.

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Contract operations revenue is recognized when earned, which generally occurs monthly when service is provided under our customer contracts.

Concentrations of Credit Risk

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

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the year ended December 31, 2013, we recorded a bad debt benefit of approximately $25,000. During the years ended December 31, 2012 and 2011, we recorded bad debt expense of $0.5 million and $0.1 million, respectively. No customer individually accounted for 10% or more of our total revenue during each of the years ended December 31, 2013, 2012 and 2011.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives for compression equipment as of December 31, 2013 were 15 to 30 years. Maintenance and repairs are expensed as incurred. Major improvements that extend the useful life of compressor units are capitalized and depreciated over the estimated useful life of up to seven years. Depreciation expense during the years ended December 31, 2013, 2012 and 2011 was $100.7 million, $85.5 million and $65.9 million, respectively. When property, plant and equipment is sold, retired or otherwise disposed of, the gain or loss is recorded in other (income) expense, net.

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When necessary, an impairment loss is recognized and represents the excess of the asset’s carrying value as compared to its estimated fair value and is charged to the period in which the impairment occurred. Identifiable intangibles are amortized over the assets’ estimated useful lives.

Intangible and Other Assets

Intangible and other assets consisted of the following (in thousands):

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs	$19,984	$(6,009)	$7,837	$(3,033)
Customer related (12-18 year life)	28,214	(8,872)	25,083	(5,926)
Contract based (7-9 year life)	1,210	(1,194)	1,210	(1,175)
Interest rate swaps	322	—	—	—
Intangible and other assets	$49,730	$(16,075)	$34,130	$(10,134)

Amortization of deferred financing costs totaled $3.0 million, $1.5 million and $1.3 million in 2013, 2012 and 2011, respectively, and is recorded to interest expense in our consolidated statements of operations. Amortization of intangible assets totaled $3.0 million, $2.8 million and $2.0 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2014	$2,779
2015	2,510
2016	2,265
2017	2,042
2018	1,843
Thereafter	7,919
Total	$19,358

Due To/From Affiliates, Net

We have receivables and payables with Exterran Holdings. A valid right of offset exists related to the receivables and payables with our affiliates and as a result, we present such amounts on a net basis on our consolidated balance sheets.

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

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or general partner. Our accumulated other comprehensive income (loss) consists only of derivative financial instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative financial instruments that are designated as cash flow hedges and to the extent the hedge is effective and the amortization of terminated interest rate swaps. See Note 8 for additional disclosures related to comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At December 31, 2013 and 2012, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$344,955	$346,000	$—	$—
Floating rate debt	413,000	413,000	680,500	691,000
Total debt	$757,955	$759,000	$680,500	$691,000

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

Hedging and Use of Derivative Instruments

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives is estimated using a combination of the market and income approach based on forward LIBOR curves. Changes in the fair value of the swaps designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

Earnings (Loss) Per Common and Subordinated Unit

The computations of earnings (loss) per common and subordinated unit are based on the weighted average number of common (also referred to as limited partner units) and subordinated units, respectively, outstanding during the applicable period. Our subordinated units meet the definition of a participating security and therefore we are required to use the two-class method in the computation of earnings per unit. Basic earnings (loss) per common and subordinated unit are determined by dividing net income (loss) allocated to the common and subordinated units, respectively, after deducting the amount allocated to our general partner (including distributions to our general partner on its incentive distribution rights) by the weighted average number of outstanding common and subordinated units, respectively, during the period.

When computing earnings per common and subordinated unit under the two-class method in periods when distributions are greater than earnings (loss), the amount of the incentive distribution rights, if any, is deducted from net income (loss) and allocated to our general partner for the corresponding period. The remaining amount of net income (loss), after deducting the incentive distribution rights, is allocated between the general partner, common and subordinated units based on how our partnership agreement allocates net losses.

When computing earnings (loss) per common and subordinated unit under the two-class method in periods when earnings (loss) are greater than distributions, earnings are allocated to the general partner, common and subordinated units based on how our partnership agreement would allocate earnings if the full amount of earnings for the period had been distributed. This allocation of net income (loss) does not impact our total net income (loss), consolidated results of operations or total cash distributions; however, it may result in our general partner being allocated additional incentive distributions for purposes of our earnings (loss) per unit calculation, which could reduce net income per common and subordinated unit. However, as required by our partnership agreement, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our general partner based on actual distributions.

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

The potentially dilutive securities issued by us include phantom units, which do not require an adjustment to the amount of net income (loss) used for computing dilutive earnings per common unit. The following table shows the potential common units that were included in computing diluted earnings (loss) per common unit (in thousands):

	Years Ended December 31,
	2013	2012	2011
Weighted average common units outstanding — used in basic earnings per common unit	47,651	41,371	31,390
Net dilutive potential common units issuable:
Phantom units	16	11	13
Weighted average common units and dilutive potential common units — used in diluted earnings per common unit	47,667	41,382	31,403

2.  March 2013, March 2012 and June 2011 Contract Operations Acquisitions

In March 2013, we acquired from Exterran Holdings contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “March 2013 Contract Operations Acquisition”). The acquired assets also included 204 compressor units, comprising approximately 99,000 horsepower, previously leased from Exterran Holdings to us and contracts relating to approximately 6,000 horsepower of compressor units we already owned and previously leased to Exterran Holdings. At the acquisition date, the acquired fleet assets had a net book value of $158.5 million, net of accumulated depreciation of $94.9 million. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs. In connection with this acquisition, we issued approximately 7.1 million common units to Exterran Holdings and approximately 145,000 general partner units to our general partner.

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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the March 2013 Contract Operations Acquisition, the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded capital distributions of $12.4 million, $28.2 million and $24.7 million for the March 2013 Contract Operations Acquisition, the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition, respectively, during the years ended December 31, 2013, 2012 and 2011, respectively.

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the March 2013 Contract Operations Acquisition, the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Unaudited Pro Forma Financial Information

Pro forma financial information for the years ended December 31, 2013, 2012 and 2011 has been included to give effect to the additional assets acquired in the March 2013 Contract Operations Acquisition, the March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition. The March 2013 Contract Operations Acquisition is presented in the pro forma financial information as though the transaction occurred as of January 1, 2012. The March 2012 Contract Operations Acquisition and the June 2011 Contract Operations Acquisition are presented in the pro forma financial information as though these transactions occurred as of January 1, 2011. The unaudited pro forma financial information reflects the following transactions:

As related to the March 2013 Contract Operations Acquisition:

·          our acquisition in March 2013 of certain contract operations customer service agreements and compression equipment from Exterran Holdings; and

·          our issuance of approximately 7.1 million common units to Exterran Holdings and approximately 145,000 general partner units to our general partner.

As related to the March 2012 Contract Operations Acquisition:

·          our acquisition in March 2012 of certain contract operations customer service agreements, compression equipment and a natural gas processing plant from Exterran Holdings;

·          our assumption of $105.4 million of Exterran Holdings’ long-term debt; and

·          our payment of $77.4 million in cash to Exterran Holdings.

As related to the June 2011 Contract Operations Acquisition:

·          our acquisition in June 2011 of certain contract operations customer service agreements, compression equipment and a natural gas processing plant from Exterran Holdings;

·          our assumption of $159.4 million of Exterran Holdings’ long-term debt;

·          our payment of $62.2 million in cash to Exterran Holdings; and

·          our issuance of approximately 51,000 general partner units to our general partner.

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

The following table shows unaudited pro forma financial information for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per unit amounts):

	Years Ended December 31,
	2013	2012	2011
Revenue	$478,538	$442,774	$372,736
Net income	$68,166	$25,792	$16,715
Basic earnings per common unit	$1.22	$0.42	$0.36
Diluted earnings per common unit	$1.22	$0.42	$0.36
Basic earnings per subordinated unit			$0.36
Diluted earnings per subordinated unit			$0.36

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common and subordinated unitholders by the weighted average number of common and subordinated units outstanding after the completion of the transactions included in the pro forma consolidated financial statements. To the extent that the quarterly distributions exceed certain targets, our partnership agreement entitles our general partner to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to our general partner than to our common and subordinated unitholders. The pro forma net income (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the year ended December 31, 2013. The pro forma net income per limited partner unit calculations reflect pro forma incentive distributions to our general partner, including an additional pro forma reduction of net income allocable to our limited partners of approximately $0.7 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively, which include the amount of additional incentive distributions that would have occurred during the period.

3.  Related Party Transactions

We are a party to an omnibus agreement with Exterran Holdings, our general partner and others (as amended and/or restated, the “Omnibus Agreement”), which includes, among other things:

·          certain agreements not to compete between Exterran Holdings and its affiliates, on the one hand, and us and our affiliates, on the other hand;

·          Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for such services, subject to certain limitations and the cost caps discussed below;

·          the terms under which we, Exterran Holdings, and our respective affiliates may transfer, exchange or lease compression equipment among one another;

·          the terms under which we may purchase newly-fabricated contract operations equipment from Exterran Holdings;

·          Exterran Holdings’ grant to us of a license to use certain intellectual property, including our logo; and

·          Exterran Holdings’ and our obligations to indemnify each other for certain liabilities.

The Omnibus Agreement will terminate upon a change of control of Exterran GP LLC, our general partner or us, and certain provisions of the Omnibus Agreement will terminate upon a change of control of Exterran Holdings. Provisions such as non-competition, transfers of compression equipment and caps on operating and selling, general and administrative (“SG&A”) expenses will terminate on December 31, 2014, unless extended.

Non-competition

Under the Omnibus Agreement, subject to the provisions described below, Exterran Holdings has agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations services customers of Exterran Holdings. Compression services include natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service, gas processing operations services and operation, maintenance, service, repairs or overhauls of compression equipment owned by third parties. Similarly, we have agreed not to offer or provide compression services to Exterran Holdings’ U.S. contract operations services customers that are not also our contract operations services customers.

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

Exterran Holdings also has agreed that new customers for contract compression services are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. In that case, Exterran Holdings may provide compression services to the new customer. In the event that either we or Exterran Holdings enter into a contract to provide compression services to a new customer, either we or Exterran Holdings, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Exterran Holdings on the date of the Omnibus Agreement.

Unless the Omnibus Agreement is terminated earlier due to a change of control of Exterran GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2014 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the years ended December 31, 2013 and 2012, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the years ended December 31, 2013, 2012 and 2011, we purchased $118.4 million, $109.9 million and $7.6 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the years ended December 31, 2013, 2012 and 2011 was recorded in our consolidated balance sheets as property, plant and equipment of $106.6 million, $98.9 million and $6.8 million, respectively, which represents the carrying value of the Exterran Holdings’ affiliates that sold it to us, and as a distribution of equity of $11.8 million, $11.0 million and $0.8 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the years ended December 31, 2013, 2012 and 2011, Exterran Holdings contributed to us $21.7 million, $14.5 million and $9.6 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

Transfer, Exchange or Lease of Compression Equipment with Exterran Holdings

If Exterran Holdings determines in good faith that we or Exterran Holdings’ contract operations services business need to transfer, exchange or lease compression equipment between Exterran Holdings and us, the Omnibus Agreement permits such equipment to be transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it, (2) agree to lease such compression equipment from the transferor or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. These provisions will terminate on December 31, 2014 unless the Omnibus Agreement is terminated earlier as discussed above.

During the year ended December 31, 2013, we transferred ownership of 316 compressor units, totaling approximately 134,600 horsepower with a net book value of approximately $59.9 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 335 compressor units, totaling approximately 101,500 horsepower with a net book value of approximately $48.1 million, to us. During the year ended December 31, 2012, we transferred ownership of 538 compressor units, totaling approximately 229,800 horsepower with a net book value of approximately $96.2 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 488 compressor units, totaling approximately 148,800 horsepower with a net book value of approximately $72.0 million, to us. During the year ended December 31, 2011, we transferred ownership of 394 compressor units, totaling approximately 173,800 horsepower with a net book value of approximately $76.6 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 347 compressor units, totaling approximately 138,700 horsepower with a net book value of approximately $68.8 million, to us. During the years ended December 31, 2013, 2012 and 2011, we recorded capital distributions of approximately $11.8 million, $24.2 million and $7.8 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At December 31, 2013, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $5.8 million and $2.4 million, respectively. During the years ended December 31, 2013, 2012 and 2011, we had revenue of $0.4 million, $0.8 million and $1.0 million, respectively, from Exterran Holdings related to the lease of our compression equipment. During the years ended December 31, 2013, 2012 and 2011, we had cost of sales of $5.8 million, $9.0 million and $14.4 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

During the year ended December 31, 2013, we sold compression equipment with a net book value of $5.0 million to Exterran Holdings for $7.3 million. Under GAAP, assets sales between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration received and the carrying value of the assets sold is treated as a capital distribution or contribution. During the year ended December 31, 2013, we recorded a capital contribution of $2.3 million related to the difference between the sales price and the carrying value of the compression equipment assets sold. During the year ended December 31, 2012 and 2011, we did not sell any compression equipment to Exterran Holdings.

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

Exterran Holdings charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings’ other operations and us. The allocation methodologies vary based on the nature of the charge and include, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense during the years ended December 31, 2013, 2012 and 2011 were $55.0 million, $43.2 million and $35.9 million, respectively, of indirect costs incurred by Exterran Holdings.

Under the Omnibus Agreement, our obligation to reimburse Exterran Holdings for any cost of sales that it incurs in the operation of our business and any cash SG&A expense allocated to us is capped (after taking into account any such costs we incur and pay directly) through December 31, 2014. Cost of sales was capped at $21.75 per operating horsepower per quarter through December 31, 2013, and is capped at $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $7.6 million per quarter from November 10, 2009 through June 9, 2011, $9.0 million per quarter from June 10, 2011 through March 7, 2012, $10.5 million per quarter from March 8, 2012 through March 31, 2013 and $12.5 million per quarter from April 1, 2013 through December 31, 2013, and are capped at $15.0 million per quarter from January 1, 2014 through December 31, 2014. These caps may be subject to future adjustment or termination in connection with expansion of our operations through the acquisition or construction of new assets or businesses.

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $12.4 million, $16.6 million and $26.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $12.8 million, $8.2 million and $5.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and consolidated statements of cash flows.

4.  Goodwill

We review the carrying value of our goodwill in the fourth quarter of every year, or whenever events indicate impairment may have occurred, to determine if the estimated recoverable value of our reporting unit exceeds its net carrying value (including the applicable goodwill).

A qualitative assessment is performed to determine whether it is more likely than not that the fair value of the reporting unit is impaired. If it is more likely than not, we perform a goodwill impairment test. We determine the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s earnings before interest expense, provision for income taxes and depreciation and amortization expense. Significant estimates for our reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples. Changes in forecasts, cost of capital and market multiples could affect the estimated fair value of our reporting unit and result in a goodwill impairment charge in a future period.

Management must apply judgment in determining the estimated fair value of our reporting unit for purposes of performing a goodwill impairment test. Management uses all available information to make this fair value determination, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.

For the years ended December 31, 2013, 2012 and 2011, we determined that there was no impairment of goodwill.

5.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2013	2012
Revolving credit facility due November 2015	$—	$530,500
Term loan facility due November 2015	—	150,000
Revolving credit facility due May 2018	263,000	—
Term loan facility due May 2018	150,000	—
6% senior notes due April 2021 (presented net of the unamortized discount of $5.0 million as of December 31, 2013)	344,955	—
Long-term debt	$757,955	$680,500

Senior Secured Credit Facility

In November 2010, we amended and restated our senior secured credit agreement (the “Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. In March 2013, we amended our Credit Agreement to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities under the Credit Agreement to May 2018. As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our consolidated statements of operations. During the years ended December 31, 2013, 2012 and 2011, we incurred transaction costs of approximately $4.3 million, $0.5 million and $1.0 million, respectively, related to the amendments to our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of December 31, 2013, we had undrawn and available capacity of $387.0 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2013, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.0%. The weighted average annual interest rate on the outstanding balance of these facilities at December 31, 2013, excluding the effect of interest rate swaps, was 2.2%.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreement, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2013, we were in compliance with all financial covenants under the Credit Agreement.

6% Senior Notes

In March 2013, we issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “6% Notes”). We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. During the year ended December 31, 2013, we incurred $7.8 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the 6% Notes. The 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the year ended December 31, 2013, we recognized $0.4 million of interest expense related to the amortization of the debt discount. In January 2014, holders of the 6% Notes exchanged their 6% Notes for registered notes with the same terms.

The 6% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the 6% Notes) and certain of our future subsidiaries. The 6% Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 6% Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. EXLP Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the 6% Notes. Because we have no independent operations, the guarantees are full and unconditional and constitute joint and several obligations of our subsidiaries other than EXLP Finance Corp., and as a result we have not included consolidated financial information of our subsidiaries.

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

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2013 are as follows (in thousands):

	December 31, 2013
2014	$—
2015	—
2016	—
2017	—
2018	413,000
Thereafter	350,000	(1)
Total debt	$763,000	(1)

(1)                  This amount includes the full face value of our 6% Notes and is not reduced by the unamortized discount of $5.0 million as of December 31, 2013.

6.  Partners’ Equity, Allocations and Cash Distributions

Units Outstanding

In March 2013, we completed the March 2013 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 7.1 million common units to Exterran Holdings and approximately 145,000 general partner units to our general partner.

In March 2012, we sold, pursuant to a public underwritten offering, 4,965,000 common units, including 465,000 common units pursuant to an over-allotment option. The net proceeds from this offering of $114.5 million were used to repay borrowings outstanding under our revolving credit facility. In connection with this sale and as permitted under our partnership agreement, we issued and sold, in exchange for $2.4 million, approximately 101,000 general partner units to our general partner so it could maintain its approximate 2.0% general partner interest in us.

All of our subordinated units were owned by Exterran Holdings. As of June 30, 2011, we met the requirements under our partnership agreement for early conversion of 1,581,250 of these subordinated units into common units. Accordingly, in August 2011, 1,581,250 subordinated units owned by Exterran Holdings converted into common units. As of September 30, 2011, we met the requirements under our partnership agreement for the end of the subordination period and, therefore, our remaining 3,162,500 subordinated units converted into common units in November 2011.

In June 2011, we completed the June 2011 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 51,000 general partner units to our general partner.

In May 2011, we sold, pursuant to a public underwritten offering, 5,134,175 common units, including 134,175 common units pursuant to an over-allotment option. The net proceeds from this offering of $127.7 million were used (i) to repay approximately $64.8 million of borrowings outstanding under the revolving credit facility and (ii) for general partnership purposes, including to fund a portion of the consideration for the June 2011 Contract Operations Acquisition from Exterran Holdings. In connection with this sale and as permitted under our partnership agreement, we issued and sold, in exchange for $1.3 million, approximately 53,000 general partner units to our general partner so it could maintain its approximate 2.0% general partner interest in us.

In March 2011, Exterran Holdings sold, pursuant to a public underwritten offering, 5,914,466 common units, including 664,466 common units pursuant to an over-allotment option. We did not sell any common units in this offering and did not receive any proceeds from the sale of the common units by Exterran Holdings. In connection with our initial issuance of these units to Exterran Holdings, we agreed to pay certain costs relating to their future public sale. These costs have been recorded as a reduction to partners’ capital.

Partners’ capital at December 31, 2013 consists of 49,414,611 common units outstanding representing a 98% effective ownership interest in us, and 1,003,227 general partner units representing a 2% general partner interest in us.

As of December 31, 2013, Exterran Holdings owned 19,618,918 common units and 1,003,227 general partner units, collectively representing a 41% interest in us.

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

Cash Distributions

For quarters during the subordination period, which ended on September 30, 2011, we made distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

·          first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distributed for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

·          second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distributed for each outstanding common unit an amount equal to any arrearages in payment of the minimum quarterly distribution for that quarter;

·          third, 98% to the subordinated unitholders, pro rata, and 2% to our general partner, until we distributed for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter;

·          fourth, 98% to all common and subordinated unitholders, pro rata, and 2% to our general partner, until each unit had received a distribution of $0.4025;

·          fifth, 85% to all common and subordinated unitholders, pro rata, and 15% to our general partner, until each unit had received a distribution of $0.4375;

·          sixth, 75% to all common and subordinated unitholders, pro rata, and 25% to our general partner, until each unit had received a total of $0.525; and

·          thereafter, 50% to all common and subordinated unitholders, pro rata, and 50% to our general partner.

For quarters since the end of the subordination period, we make distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

·          first, 98% to the common unitholders, pro rata, and 2% to our general partner, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;

·          second, 98% to common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

·          third, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

·          fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.525; and

·          thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2011, 2012 and 2013:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2011 — 3/31/2011	May 13, 2011	$0.4775	$16.2 million
4/1/2011 — 6/30/2011	August 12, 2011	0.4825	19.1 million
7/1/2011 — 9/30/2011	November 14, 2011	0.4875	19.3 million
10/1/2011 — 12/31/2011	February 14, 2012	0.4925	19.6 million
1/1/2012 — 3/31/2012	May 15, 2012	0.4975	22.5 million
4/1/2012 — 6/30/2012	August 14, 2012	0.5025	22.8 million
7/1/2012 — 9/30/2012	November 14, 2012	0.5075	23.0 million
10/1/2012 — 12/31/2012	February 14, 2013	0.5125	23.3 million
1/1/2013 — 3/31/2013	May 15, 2013	0.5175	27.6 million
4/1/2013 — 6/30/2013	August 14, 2013	0.5225	27.9 million
7/1/2013 — 9/30/2013	November 14, 2013	0.5275	28.3 million
10/1/2013 — 12/31/2013	February 14, 2014	0.5325	28.8 million

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

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair market value of a common unit. Phantom units granted under the Plan may include tandem distribution equivalent rights, which provide for the right to receive cash distributions on the units, subject to the same vesting restrictions and risk of forfeiture applicable to the underlying grant.

During the years ended December 31, 2013, 2012 and 2011, we recognized $1.2 million, $0.8 million and $0.5 million of unit-based compensation expense, respectively, which excludes unit-based compensation expense that was charged back to Exterran Holdings of $0.8 million, $0.8 million and $0.6 million, respectively.

We have granted phantom units to officers and directors of Exterran GP LLC and to employees of Exterran Holdings and its subsidiaries. Because we grant phantom units to non-employees, we are required to remeasure the fair value of these phantom units each period and record a cumulative adjustment of the expense previously recognized. We recorded $0.3 million in SG&A expense related to fair value remeasurements of the phantom units during the year ended December 31, 2013. We recorded a reduction to SG&A expense of $0.1 million and $0.7 million during the years ended December 31, 2012 and 2011, respectively, related to the remeasurement of fair value of the phantom units.

Phantom Units

During the year ended December 31, 2013, we granted 55,334 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which generally vest one-third per year on each anniversary of the grant date.

The following table presents phantom unit activity during the year ended December 31, 2013:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, December 31, 2012	63,884	$23.62
Granted	55,334	23.76
Vested	(28,270)	23.45
Cancelled	(5,587)	24.31
Phantom units outstanding, December 31, 2013	85,361	23.72

As of December 31, 2013, we expect $1.7 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.7 years.

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

Interest Rate Risk

At December 31, 2013, we were a party to interest rate swaps with a notional value of $250.0 million, pursuant to which we make fixed payments and receive floating payments. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in May 2018. As of December 31, 2013, the weighted average effective fixed interest rate on our interest rate swaps was 1.7%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. There was no ineffectiveness related to interest rate swaps during the years ended December 31, 2013, 2012 and 2011. We estimate that $3.4 million of deferred losses attributable to existing interest rate swaps and included in our accumulated other comprehensive income (loss) at December 31, 2013, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our consolidated statement of cash flows.

In May 2013, we amended our interest rate swap agreements with a notional value of $250.0 million to adjust the fixed interest rates and extend the maturity dates to May 2018 consistent with the maturity date of our Credit Agreement. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, we designated the new hedge relationships under the amended terms and de-designated the original hedge relationships as of the termination date. Upon the designation of the new hedge relationships, we recorded an inception gain of $9.2 million in accumulated other comprehensive income (loss), which is being amortized into interest expense over the terms of the new hedge relationships. During the year ended December 31, 2013, we reclassified $2.2 million of inception gains from these new hedge relationships into interest expense. We estimate that $3.4 million of deferred inception gains from these new hedge relationships will be amortized into interest expense during the next twelve months. The original hedge relationships qualified for hedge accounting and were included at their fair value in our balance sheet as a liability and accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements immediately prior to the execution of the amendments was a liability of $8.8 million. The associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the swaps. During the year ended December 31, 2013, we reclassified $2.5 million of losses from these terminated interest rate swaps into interest expense. We estimate that $3.7 million of deferred losses from these terminated interest rate swaps will be amortized into interest expense during the next twelve months.

In November 2010, we paid $14.8 million to terminate interest rate swap agreements with a total notional value of $285.0 million and a weighted average effective fixed interest rate of 4.4%. These swaps qualified for hedge accounting and were previously included on our balance sheet as a liability and in accumulated other comprehensive income (loss). The liability was paid in connection with the termination, and the associated amount in accumulated other comprehensive income (loss) was amortized into interest expense over the original terms of the swaps. During the years ended December 31, 2013, 2012 and 2011, we reclassified $0.2 million, $0.9 million and $10.3 million, respectively, of losses from these terminated interest rate swaps into interest expense.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	December 31, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$322
Interest rate hedges	Current portion of interest rate swaps	(3,374)
Total derivatives		$(3,052)

	December 31, 2012
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,873)
Interest rate hedges	Interest rate swaps	(6,043)
Total derivatives		$(9,916)

	Year Ended December 31, 2013
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$3,057	Interest expense	$(4,684)

	Year Ended December 31, 2012
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(5,542)	Interest expense	$(4,761)

	Year Ended December 31, 2011
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(14,601)	Interest expense	$(13,961)

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

9.  Fair Value Measurements

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into the following three broad categories:

·          Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

·          Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers.

·          Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.

The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, with pricing levels as of the date of valuation (in thousands):

	December 31, 2013			December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$322	$—	$—	$—	$—
Interest rate swaps liability	—	(3,374)	—	—	(9,916)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2013 and 2012, with pricing levels as of the date of valuation (in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$1,459	$—	$—	$7,527

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. Because we expected the disposition of the fleet assets we impaired during the second quarter of 2012 to take more than twelve months, we discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 10.4%.

10.  Long-Lived Asset Impairment

During 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 110 idle compressor units, representing approximately 25,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $5.4 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During 2012, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 260 idle compressor units, representing approximately 71,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $22.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

During 2011, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. As a result, we performed an impairment review and recorded a $1.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

11.  Income Taxes

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. However, certain states impose an entity-level income tax on partnerships.

The provision for state income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current tax provision:
State	$1,150	$60	$918
Total current	1,150	60	918
Deferred tax provision:
State	356	885	—
Total deferred	356	885	—
Provision for income taxes	$1,506	$945	$918

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that give rise to deferred tax liabilities are as follows (in thousands):

	Years Ended December 31,
	2013	2012
Deferred tax liabilities:
Property, plant and equipment	$(1,132)	$(885)
Total deferred tax liabilities	(1,132)	(885)
Net deferred tax liabilities	$(1,132)	$(885)

On September 13, 2013, the U.S. Treasury Department and the Internal Revenue Service issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and although they may be adopted in earlier years, we do not intend to do so. The tangible property regulations will require us to make tax accounting method changes or file election statements with our U.S. federal tax return for our tax year beginning on January 1, 2014; however, we do not believe these new requirements will have a material impact on our consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$543	$—	$—
Additions based on tax positions related to current year	100	96	—
Additions based on tax positions related to prior years	—	447	—
Ending balance	$643	$543	$—

We had $0.6 million and $0.5 million of unrecognized tax benefits at December 31, 2013 and 2012, respectively, which if recognized, would affect the effective tax rate. We have not recorded any interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions. To the extent interest and penalties are assessed with respect to uncertain tax positions, such amounts will be reflected in provision for income taxes. We did not record any unrecognized tax benefits at December 31, 2011.

We and our subsidiaries file consolidated and separate income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remain subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2013, we did not have any state audits underway that would have a material impact on our financial position or results of operations.

We believe it is reasonably possible that a decrease of up to $0.6 million in unrecognized tax benefits may be necessary on or before December 31, 2014 due to the settlement of audits. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from these estimates.

The following table reconciles net income, as reported, to our U.S. federal partnership taxable income (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income, as reported	$64,023	$10,509	$6,053
Book/tax depreciation and amortization adjustment	15,979	44,329	6,201
Book/tax adjustment for unit-based compensation expense	1,073	797	532
Book/tax adjustment for interest rate swap terminations	(4,983)	898	10,252
Other temporary differences	(4,147)	(4,104)	(2,496)
Other permanent differences	5	9	93
U.S. federal partnership taxable income	$71,950	$52,438	$20,635

The following allocations and adjustments (which are not reflected in the reconciliation because they do not affect our total taxable income) may affect the amount of taxable income or loss allocated to a unitholder:

·          Internal Revenue Code (“IRC”) Section 704(c) Allocations:  We make special allocations under IRC Section 704(c) to eliminate the disparity between a unitholder’s U.S. GAAP capital account (credited with the fair market value of contributed property or the investment) and tax capital account (credited with the investor’s tax basis). The effect of such allocations will be to either increase or decrease a unitholder’s share of depreciation, amortization and/or gain or loss on the sale of assets.

·          IRC Section 743(b) Basis Adjustments:  Because we have made the election provided by IRC Section 754, we adjust each unitholder’s basis in our assets (inside basis) pursuant to IRC Section 743(b) to reflect their purchase price (outside basis). The Section 743(b) adjustment belongs to a particular unitholder and not to other unitholders. Basis adjustments such as this give rise to income and deductions by reference to the portion of each transferee unitholder’s purchase price attributable to each of our assets. The effect of such adjustments will be to either increase or decrease a unitholder’s share of depreciation, amortization and/or gain or loss on sale of assets.

·          Gross Income and Loss Allocations:  To maintain the uniformity of the economic and tax characteristics of our units, we will sometimes make a special allocation of income or loss to a unitholder. Any such allocations of income or loss will decrease or increase, respectively, our distributive taxable income.

The net tax basis in our assets and liabilities is less than the reported amounts on the financial statements by approximately $423.1 million as of December 31, 2013.

12.  Recent Accounting Developments

In February 2013, the Financial Accounting Standards Board issued an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income (loss). Under this update, entities are required to present changes in accumulated other comprehensive income (loss) by component including the amount of the change that is due to reclassification and the amount that is due to current period other comprehensive income (loss). Entities are also required to present on the face of the financials where net income (loss) is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss). The disclosure amendments in this update require a prescribed presentation, but do not require any additional disclosures and are effective for reporting periods beginning after December 15, 2012. The new presentation requirements did not have a material impact on our consolidated financial statements.

13.  Commitments and Contingencies

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts.

During 2013, we were party to two Heavy Equipment Statutes cases tried and completed in a Texas state district court. The cases were heard by the same court and in each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and have appealed the court’s decision in our cases. In addition, we have filed motions for summary judgment in three other state district court cases but have not yet received the courts’ decisions.

As a result of the new methodology, our ad valorem tax expense (which is reflected on our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $6.2 million during the year ended December 31, 2013. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $10.5 million as of December 31, 2013, of which approximately $2.1 million has been agreed to by a number of appraisal review boards and county appraisal districts and $8.4 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with appraisal districts to stay or abate other pending district court cases. If we are unsuccessful in any of the cases with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to penalties and interest.

In the ordinary course of business, we are also involved in various other pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these other actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders.

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

	March 31, 2013(1)	June 30, 2013(2)	September 30 2013	December 31, 2013
Revenue	$106,062	$125,453	$115,808	$118,870
Gross profit(5)	35,422	47,458	37,157	38,015
Net income	14,733	27,896	10,035	11,359
Income per common unit — basic	0.31	0.52	0.16	0.19
Income per common unit — diluted	0.31	0.52	0.16	0.19

	March 31, 2012(3)	June 30, 2012(4)	September 30 2012	December 31, 2012
Revenue	$88,697	$97,171	$99,324	$102,301
Gross profit(5)	24,020	1,541	29,469	34,228
Net income (loss)	4,505	(19,050)	10,380	14,674
Income (loss) per common unit — basic	0.09	(0.47)	0.21	0.31
Income (loss) per common unit — diluted	0.09	(0.47)	0.21	0.31

(1)                  During the first quarter of 2013, we completed the March 2013 Contract Operations Acquisition from Exterran Holdings (see Note 2).

(2)                  During the second quarter of 2013, we recognized $6.5 million of revenue with no incremental cost and $6.8 million of gain on sale of property, plant and equipment due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants.

(3)                  During the first quarter of 2012, we completed the March 2012 Contract Operations Acquisition from Exterran Holdings (see Note 2).

(4)                  During the second quarter of 2012, we recorded a long-lived asset impairment charge of $28.1 million.

(5)                  Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and long-lived asset impairment charges.

EXTERRAN PARTNERS, L.P.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
December 31, 2013	$1,135	$(25)	$(747)	$363
December 31, 2012	985	494	(344)	1,135
December 31, 2011	1,232	83	(330)	985

(1)                  Uncollectible accounts written off.

S-1