Form 10-Q
period 2014-03-31
EXTERRAN PARTNERS, L.P.
filed 2014-05-06
CIK 1367064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

As of April 29, 2014, there were 55,663,130 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$185	$182
Accounts receivable, trade, net of allowance of $685 and $363, respectively	52,541	52,641
Due from affiliates, net	6,810	10,548
Total current assets	59,536	63,371
Property, plant and equipment	1,832,007	1,794,545
Accumulated depreciation	(664,384)	(647,527)
Property, plant and equipment, net	1,167,623	1,147,018
Goodwill	124,019	124,019
Intangible and other assets, net	50,542	33,655
Total assets	$1,401,720	$1,368,063

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$9,240	$7,255
Accrued interest	11,347	5,940
Current portion of interest rate swaps	3,492	3,374
Total current liabilities	24,079	16,569
Long-term debt	801,595	757,955
Deferred income taxes	1,125	1,132
Other long-term liabilities	690	652
Total liabilities	827,489	776,308
Commitments and contingencies (Note 12)
Partners’ capital:
Common units, 49,504,732 and 49,465,528 units issued, respectively	560,994	578,493
General partner units, 2% interest with 1,003,227 equivalent units issued and outstanding	16,919	16,780
Accumulated other comprehensive loss	(2,308)	(2,353)
Treasury units, 57,767 and 50,917 common units, respectively	(1,374)	(1,165)
Total partners’ capital	574,231	591,755
Total liabilities and partners’ capital	$1,401,720	$1,368,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Revenue — third parties	$120,961	$105,927
Revenue — affiliates	85	135
Total revenue	121,046	106,062

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	53,203	47,052
Depreciation and amortization	27,921	22,706
Long-lived asset impairment	2,486	1,540
Restructuring charges	379	—
Selling, general and administrative — affiliates	19,376	12,607
Interest expense	9,689	7,424
Other (income) expense, net	871	(407)
Total costs and expenses	113,925	90,922
Income before income taxes	7,121	15,140
Provision for income taxes	182	407
Net income	$6,939	$14,733

General partner interest in net income	$2,604	$1,772
Common units interest in net income	$4,335	$12,961

Weighted average common units outstanding:
Basic	49,429	42,278
Diluted	49,435	42,283

Income per common unit:
Basic	$0.09	$0.31
Diluted	$0.09	$0.31

Distributions declared and paid per limited partner unit in respective periods	$0.5325	$0.5125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$6,939	$14,733
Other comprehensive income:
Interest rate swap gain (loss), net of reclassifications to earnings	(890)	1,189
Amortization of terminated interest rate swaps	935	95
Total other comprehensive income	45	1,284
Comprehensive income	$6,984	$16,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

(unaudited)

	Partners’ Capital						Accumulated Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, January 1, 2013	$436,587	42,313,731	$13,490	858,583	$(983)	(43,630)	$(10,094)	$439,000
Issuance of common units for vesting of phantom units		18,135						—
Treasury units purchased					(80)	(3,377)		(80)
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	158,417	7,123,527	3,233	144,644				161,650
Transaction costs for registration of units	(68)							(68)
Contribution of capital, net	9,525		228					9,753
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(2,091)		(144)					(2,235)
Cash distributions	(21,666)		(1,665)					(23,331)
Unit-based compensation expense	248							248
Interest rate swap gain, net of reclassification to earnings							1,189	1,189
Amortization of terminated interest rate swaps							95	95
Net income	12,961		1,772					14,733
Balance, March 31, 2013	$593,913	49,455,393	$16,914	1,003,227	$(1,063)	(47,007)	$(8,810)	$600,954

Balance, January 1, 2014	$578,493	49,465,528	$16,780	1,003,227	$(1,165)	(50,917)	$(2,353)	$591,755
Issuance of common units for vesting of phantom units		39,204						—
Treasury units purchased					(209)	(6,850)		(209)
Contribution of capital, net	7,564		254					7,818
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(3,835)		(196)					(4,031)
Cash distributions	(26,317)		(2,523)					(28,840)
Unit-based compensation expense	754							754
Interest rate swap loss, net of reclassification to earnings							(890)	(890)
Amortization of terminated interest rate swaps							935	935
Net income	4,335		2,604					6,939
Balance, March 31, 2014	$560,994	49,504,732	$16,919	1,003,227	$(1,374)	(57,767)	$(2,308)	$574,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$6,939	$14,733
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,921	22,706
Long-lived asset impairment	2,486	1,540
Amortization of deferred financing costs	625	1,119
Amortization of debt discount	140	12
Amortization of terminated interest rate swaps	935	95
Interest rate swaps	64	—
Unit-based compensation expense	756	253
Provision for (benefit from) doubtful accounts	376	(385)
Gain on sale of property, plant and equipment	(673)	(935)
Changes in assets and liabilities:
Accounts receivable, trade	(276)	(5,308)
Other liabilities	6,110	(1,154)
Net cash provided by operating activities	45,403	32,676

Cash flows from investing activities:
Capital expenditures	(52,950)	(32,669)
Escrow deposit for MidCon acquisition	(17,000)	—
Proceeds from sale of property, plant and equipment	1,118	4,605
(Increase) decrease in amounts due from affiliates, net	3,738	(5,463)
Net cash used in investing activities	(65,094)	(33,527)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	91,000	799,036
Repayments of long-term debt	(47,500)	(747,000)
Distributions to unitholders	(28,840)	(23,331)
Payments for debt issuance costs	—	(11,373)
Payments for settlement of interest rate swaps that include financing elements	(913)	—
Purchases of treasury units	(209)	(80)
Capital contribution from limited partners and general partner	6,156	5,357
Decrease in amounts due to affiliates, net	—	(21,598)
Net cash provided by financing activities	19,694	1,011

Net increase in cash and cash equivalents	3	160
Cash and cash equivalents at beginning of period	182	142
Cash and cash equivalents at end of period	$185	$302

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$2,592	$6,208
Contract operations equipment acquired/exchanged, net	$(930)	$156,707
Intangible assets allocated in contract operations acquisitions	$—	$3,131
Non-cash capital distribution due to the contract operations acquisitions	$—	$12,350
Common units issued in contract operations acquisitions	$—	$170,537
General partner units issued in contract operations acquisitions	$—	$3,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (“we,” “our,” “us,” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2013. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

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

Financial Instruments

Our financial instruments consist of cash, escrow deposit, trade receivables, interest rate swaps and debt. At March 31, 2014 and December 31, 2013, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$345,095	$350,000	$344,955	$346,000
Floating rate debt	456,500	457,000	413,000	413,000
Total debt	$801,595	$807,000	$757,955	$759,000

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

The potentially dilutive securities issued by us include phantom units, which do not require an adjustment to the amount of net income (loss) used for computing dilutive earnings per common unit. The following table shows the potential common units that were included in computing diluted earnings (loss) per common unit (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average common units outstanding — used in basic earnings per common unit	49,429	42,278
Net dilutive potential common units issuable:
Phantom units	6	5
Weighted average common units and dilutive potential common units — used in diluted earnings per common unit	49,435	42,283

2.  April 2014 MidCon Acquisition and March 2013 Contract Operations Acquisition

On February 27, 2014, we entered into a Purchase and Sale Agreement with MidCon Compression, L.L.C. (“MidCon”) to acquire natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower, a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory from MidCon (the “April 2014 MidCon Acquisition”). In connection with entering into this agreement, we made an escrow deposit of $17.0 million, which is reflected in intangible and other assets, net, in our condensed consolidated balance sheet as of March 31, 2014. The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). On April 10, 2014, we completed the April 2014 MidCon Acquisition for $362.8 million, funding it with a combination of net proceeds from an equity offering and a senior notes offering (see Note 13). Effective as of the closing of the acquisition, we and Access entered into a seven-year contract operations services agreement under which we will provide compression services to Access. During the three months ended March 31, 2014, we incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

At the closing of the acquisition, we directed MidCon to sell $9.4 million of the assets acquired in the acquisition, including a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory, to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company. Our portion of the total purchase price was $353.4 million.

The initial accounting for the April 2014 MidCon Acquisition was incomplete at the time these financial statements were available for issuance. We intend to complete the allocation of the acquisition price to identifiable assets and liabilities associated with the April 2014 MidCon Acquisition in the second quarter of 2014 and provide required disclosures in our consolidated financial statements beginning in the second quarter of 2014.

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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the March 2013 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded a capital distribution of $12.4 million for the March 2013 Contract Operations Acquisition during the three months ended March 31, 2013.

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the March 2013 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Pro Forma Financial Information

Pro forma financial information for the three months ended March 31, 2013 has been included to give effect to the additional assets acquired in the March 2013 Contract Operations Acquisition. The March 2013 Contract Operations Acquisition is presented in the pro forma financial information as though the transaction occurred as of January 1, 2013. The pro forma financial information reflects the following transactions:

As related to the March 2013 Contract Operations Acquisition:

•                       our acquisition in March 2013 of certain contract operations customer service agreements and compression equipment from Exterran Holdings; and

•                       our issuance of approximately 7.1 million common units to Exterran Holdings and approximately 145,000 general partner units to our general partner.

The pro forma financial information below is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The pro forma consolidated financial information below was derived by adjusting our historical financial statements.

The following table shows pro forma financial information for the three months ended March 31, 2013 (in thousands, except per unit amounts):

Three Months Ended March 31,
2013
Revenue	$118,407
Net income	$18,876
Basic earnings per common unit	$0.35
Diluted earnings per common unit	$0.35

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma consolidated financial statements. To the extent that the quarterly distributions exceed certain targets, our partnership agreement entitles our general partner to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to our general partner than to our common unitholders. The pro forma net income (loss) per limited partner unit calculations reflect pro forma incentive distributions to our general partner. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the three months ended March 31, 2013.

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

Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the three months ended March 31, 2014 and 2013, we purchased $40.7 million and $22.5 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the three months ended March 31, 2014 and 2013 was recorded in our condensed consolidated balance sheets as property, plant and equipment of $36.7 million and $20.3 million, respectively, which represents the carrying value of the Exterran Holdings’ affiliates that sold it to us, and as a distribution of equity of $4.0 million and $2.2 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the three months ended March 31, 2014 and 2013, Exterran Holdings contributed to us $2.6 million and $6.2 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

During the three months ended March 31, 2014, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 83 compressor units, totaling approximately 35,800 horsepower with a net book value of approximately $16.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 84 compressor units, totaling approximately 28,200 horsepower with a net book value of approximately $15.1 million, to us. During the three months ended March 31, 2013, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 43 compressor units, totaling approximately 20,900 horsepower with a net book value of approximately $9.1 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 46 compressor units, totaling approximately 13,800 horsepower with a net book value of approximately $5.2 million, to us. During the three months ended March 31, 2014 and 2013, we recorded capital distributions of approximately $0.9 million and $3.9 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At March 31, 2014, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $7.0 million and $3.3 million, respectively. During each of the three month periods ended March 31, 2014 and 2013, we had revenue of $0.1 million from Exterran Holdings related to the lease of our compression equipment. During the three months ended March 31, 2014 and 2013, we had cost of sales of $1.4 million and $2.1 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

During the three months ended March 31, 2013, we sold compression equipment with a net book value of $1.3 million to Exterran Holdings for $3.4 million. Under GAAP, assets sales between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration received and the carrying value of the assets sold is treated as a capital distribution or contribution. During the three months ended March 31, 2013, we recorded a capital contribution of $2.1 million related to the difference between the sales price and the carrying value of the compression equipment assets sold. During the three months ended March 31, 2014, we did not sell any compression equipment to Exterran Holdings.

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

Under the Omnibus Agreement, our obligation to reimburse Exterran Holdings for any cost of sales that it incurs in the operation of our business and any cash SG&A expense allocated to us is capped (after taking into account any such costs we incur and pay directly) through December 31, 2014. Cost of sales was capped at $21.75 per operating horsepower per quarter through December 31, 2013, and is capped at $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $10.5 million per quarter through March 31, 2013 and at $12.5 million per quarter from April 1, 2013 through December 31, 2013, and are capped at $15.0 million per quarter from January 1, 2014 through April 9, 2014 and at $17.7 million per quarter from April 10, 2014 through December 31, 2014 (see Note 13). These caps may be subject to future adjustment or termination in connection with expansion of our operations through the acquisition or construction of new assets or businesses.

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.6 million and $3.5 million during the three months ended March 31, 2014 and 2013, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $3.6 million and $1.9 million during the three months ended March 31, 2014 and 2013, respectively. The excess amounts over the caps are included in the condensed consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our condensed consolidated balance sheets and condensed consolidated statements of cash flows.

4.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Revolving credit facility due May 2018	$306,500	$263,000
Term loan facility due May 2018	150,000	150,000
6% senior notes due April 2021 (presented net of the unamortized discount of $4.9 million and $5.0 million, respectively)	345,095	344,955
Long-term debt	$801,595	$757,955

In March 2013, we amended our senior secured credit agreement (the “Credit Agreement”) to reduce the borrowing capacity under our revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations. During the three months ended March 31, 2013, we incurred transaction costs of approximately $4.3 million related to the amendment to our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of March 31, 2014, we had undrawn and available capacity of $343.5 million under our revolving credit facility.

In March 2013, we issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “6% Notes”). We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. During the three months ended March 31, 2013, we incurred $7.6 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the 6% Notes. The 6% Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In January 2014, holders of the 6% Notes exchanged their 6% Notes for registered notes with the same terms.

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

•                       fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•                       thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2013:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2013 — 3/31/2013	May 15, 2013	$0.5175	$27.6 million
4/1/2013 — 6/30/2013	August 14, 2013	0.5225	27.9 million
7/1/2013 — 9/30/2013	November 14, 2013	0.5275	28.3 million
10/1/2013 — 12/31/2013	February 14, 2014	0.5325	28.8 million

(1)  Includes distributions to our general partner on its incentive distribution rights.

On April 28, 2014, our board of directors approved a cash distribution of $0.5375 per limited partner unit, or approximately $33.1 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from January 1, 2014 through March 31, 2014. The record date for this distribution is May 9, 2014 and payment is expected to occur on May 15, 2014.

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

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair market value of a common unit. Certain phantom units granted under the Plan include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units.

Phantom Units

The following table presents phantom unit activity during the three months ended March 31, 2014:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2014	85,361	$23.72
Granted	54,896	30.50
Vested	(39,204)	25.19
Phantom units outstanding, March 31, 2014	101,053	26.84

As of March 31, 2014, we expect $2.6 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.4 years.

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

Interest Rate Risk

At March 31, 2014, we were a party to interest rate swaps with a notional value of $250.0 million, pursuant to which we make fixed payments and receive floating payments. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in May 2018. As of March 31, 2014, the weighted average effective fixed interest rate on our interest rate swaps was 1.7%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. There was no ineffectiveness related to interest rate swaps during the three months ended March 31, 2014 and 2013. We estimate that $3.8 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at March 31, 2014, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$421
Interest rate hedges	Current portion of interest rate swaps	(3,492)
Total derivatives		$(3,071)

	December 31, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$322
Interest rate hedges	Current portion of interest rate swaps	(3,374)
Total derivatives		$(3,052)

	Three Months Ended March 31, 2014
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(955)	Interest expense	$(1,000)

	Three Months Ended March 31, 2013
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$216	Interest expense	$(1,068)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, with pricing levels as of the date of valuation (in thousands):

	March 31, 2014			December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$421	$—	$—	$322	$—
Interest rate swaps liability	—	(3,492)	—	—	(3,374)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2014 and 2013, with pricing levels as of the date of valuation (in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$252	$—	$—	$453

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 8.6%.

9.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three months ended March 31, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 25 idle compressor units, representing approximately 7,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $2.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 40 idle compressor units, representing approximately 7,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $1.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

10.  Restructuring Charges

In January 2014, Exterran Holdings announced a plan to centralize its make ready operations to improve the cost and efficiency of its shops and further enhance the competitiveness of our and Exterran Holdings’ combined U.S. compressor fleet. As part of this plan, Exterran Holdings examined both recent and anticipated changes in the U.S. market, including the throughput demand of its shops and the addition of new equipment to our and Exterran Holdings’ combined U.S. compressor fleet. To better align its costs and capabilities with the current market, Exterran Holdings has determined to close several of its make ready shops. The centralization of its make ready operations is expected to be completed by the middle of 2014.

During the three months ended March 31, 2014, we incurred $0.4 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Exterran Holdings’ make ready operations, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. These charges are reflected as restructuring charges in our condensed consolidated statements of operations. We currently estimate that we will incur additional charges allocated to us with respect to the centralization of Exterran Holdings’ make ready operations of approximately $0.4 million. The estimated additional charges will result in payables to Exterran Holdings.

11.  Unit Transactions

In March 2013, we completed the March 2013 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 7.1 million common units to Exterran Holdings and approximately 145,000 general partner units to our general partner.

As of March 31, 2014, Exterran Holdings owned 19,618,918 common units and 1,003,227 general partner units, collectively representing a 41% interest in us.

12.  Commitments and Contingencies

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

During 2013 and the first quarter of 2014, we were party to three Heavy Equipment Statutes cases tried and completed in Texas state district courts. In each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and have appealed the courts’ decisions in our cases. In addition, we have filed motions for summary judgment in two other state district court cases but have yet to receive the courts’ decisions.

As a result of the new methodology, our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $1.8 million during the three months ended March 31, 2014. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $12.3 million as of March 31, 2014, of which approximately $2.1 million has been agreed to by a number of appraisal review boards and county appraisal districts and $10.2 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with appraisal districts to stay or abate other pending district court cases. If we are unsuccessful in any of the cases with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to penalties and interest. In addition, if we are unsuccessful in any of the cases with the appraisal districts, we would likely be required to pay the ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows, including our cash available for distribution.

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

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2014 and December 31, 2013, we have accrued $3.9 million and $4.7 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

13.  Subsequent Events

On April 2, 2014, we sold, pursuant to a public underwritten offering, 6,210,000 common units, including 810,000 common units pursuant to an over-allotment option. We received net proceeds of $169.5 million, after deducting underwriting discounts, commissions and offering expenses, which we used to fund a portion of the April 2014 MidCon Acquisition. In connection with this sale and as permitted under our partnership agreement, we issued and sold approximately 126,000 general partner units to our general partner so it could maintain its approximate 2.0% general partner interest in us. We received net proceeds of $3.6 million from the general partner contribution which we used to repay borrowings outstanding under our revolving credit facility.

On April 7, 2014, we issued $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). We received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which we used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under our revolving credit facility. The 2014 Notes were issued at an original issuance discount of $5.7 million, which will be amortized using the effective interest method at an interest rate of 6.25% over their term. We incurred $6.9 million in transaction costs related to this issuance. These costs will be included in intangible and other assets, net, and amortized to interest expense over the term of the 2014 Notes. The 2014 Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We offered and issued the 2014 Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, we are required to register the 2014 Notes no later than 365 days after April 7, 2014.

The 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the 2014 Notes) and certain of our future subsidiaries. The 2014 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. EXLP Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the 2014 Notes.

On April 10, 2014, we completed the April 2014 MidCon Acquisition for total cash consideration of $362.8 million, of which a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company paid $9.4 million for specified assets. See Note 2 for further discussion of this acquisition. In connection with the April 2014 MidCon Acquisition, the Omnibus Agreement was amended to increase the cap on SG&A expenses from $15.0 million per quarter to $17.7 million per quarter from April 10, 2014 through December 31, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

•                       growing our asset base and asset utilization;

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

General

We are a publicly held Delaware limited partnership formed in June 2006 to provide natural gas contract operations services to customers throughout the United States of America (“U.S.”). We completed our initial public offering in October 2006. We are the market leader in the U.S. full-service natural gas compression business.

April 2014 MidCon Acquisition

On February 27, 2014, we entered into a Purchase and Sale Agreement with MidCon Compression, L.L.C. (“MidCon”) to acquire natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower, a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory from MidCon (the “April 2014 MidCon Acquisition”). In connection with entering into this agreement, we made an escrow deposit of $17.0 million, which is reflected in intangible and other assets, net, in our condensed consolidated balance sheet as of March 31, 2014. The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). On April 10, 2014, we completed the April 2014 MidCon Acquisition for $362.8 million, funding it with a combination of net proceeds from an equity offering and a senior notes offering (see Note 13 to the Financial Statements). Effective as of the closing of the acquisition, we and Access entered into a seven-year contract operations services agreement under which we will provide compression services to Access. During the three months ended March 31, 2014, we incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

At the closing of the acquisition, we directed MidCon to sell $9.4 million of the assets acquired in the acquisition, including a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory, to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company. Our portion of the total purchase price was $353.4 million.

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

•             Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for such services, subject to certain limitations and the cost caps;

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

Natural gas consumption in the U.S. for the twelve months ended January 31, 2014 increased by approximately 3% compared to the twelve months ended January 31, 2013. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 1% in 2014 compared to 2013 and increase by an average of 0.7% per year thereafter until 2040.

Natural gas marketed production in the U.S. for the twelve months ended January 31, 2014 increased by approximately 2% compared to the twelve months ended January 31, 2013. The EIA forecasts that total U.S. natural gas marketed production will increase by 3% in 2014 compared to 2013, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040.

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

In the second half of 2011, Exterran Holdings, which provides all operational staff, corporate staff and support services necessary to operate our business, embarked on a multi-year plan to improve the profitability of its operations, including the operations of our business. Exterran Holdings implemented certain key profitability initiatives associated with this plan in 2012 and implemented additional process initiatives intended to improve operating efficiency and reduce cost structure throughout 2013. These initiatives have positively impacted our business, and we expect additional positive impact throughout 2014.

We continue to see steady activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continue to be offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. Historically, natural gas prices in the U.S. have been volatile. During periods of lower natural gas prices, natural gas production growth could be limited or decline in the U.S., particularly in dry gas areas. A 1% decrease in average operating horsepower of our contract operations fleet during the three months ended March 31, 2014 would have resulted in a decrease of approximately $1.2 million and $0.7 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

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

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Total Available Horsepower (at period end)(1)	2,446	2,417	2,352
Total Operating Horsepower (at period end)(1)	2,270	2,264	2,239
Average Operating Horsepower	2,269	2,242	1,982
Horsepower Utilization:
Spot (at period end)	93%	94%	95%
Average	93%	93%	95%

(1)         Includes compressor units comprising approximately 106,000, 109,000 and 81,000 horsepower leased from Exterran Holdings as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Excludes compressor units comprising approximately 9,000, 8,000 and 12,000 horsepower leased to Exterran Holdings as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively (see Note 3 to the Financial Statements).

Summary of Results

Net income.  We recorded net income of $6.9 million and $14.7 million during the three months ended March 31, 2014 and 2013, respectively. The decrease in net income during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to higher selling, general and administrative (“SG&A”) expense and a $2.3 million increase in interest expense, partially offset by the inclusion of the assets acquired in the March 2013 Contract Operations Acquisition, which resulted in higher current year gross margin and depreciation and amortization expense and contributed to the increase in SG&A expense.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $56.1 million and $53.0 million during the three months ended March 31, 2014 and 2013, respectively. The increase in EBITDA, as further adjusted, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to the impact of the assets acquired in the March 2013 Contract Operations Acquisition, including improved gross margin, partially offset by the impact of the increase in the SG&A costs cap from $10.5 million per quarter during the three months ended March 31, 2013 to $15.0 million per quarter during the three months ended March 31, 2014. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Distributable cash flow.  Our distributable cash flow was $36.1 million and $37.1 million during the three months ended March 31, 2014 and 2013, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) was 1.09x and 1.34x during the three months ended March 31, 2014 and 2013, respectively. The decrease in distributable cash flow and distributable cash flow coverage during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to increases in the SG&A cost cap discussed above, cash interest expense and maintenance capital expenditures, partially offset by an increase in gross margin. The decrease in distributable cash flow coverage was also impacted by an increase of $5.5 million in distributions declared to all unitholders, including incentive distribution rights, for the three months ended March 31, 2014 compared to the three months ended

March 31, 2013. Distributions declared for the three months ended March 31, 2014 include distributions on approximately 6,210,000 common units and 126,000 general partner units that were issued subsequent to March 31, 2014 (see Note 13 to the Financial Statements). For a reconciliation of distributable cash flow to net income (loss) and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Financial Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$121,046	$106,062
Gross margin(1)	67,843	59,010
Gross margin percentage	56%	56%
Expenses:
Depreciation and amortization	$27,921	$22,706
Long-lived asset impairment	2,486	1,540
Restructuring charges	379	—
Selling, general and administrative — affiliates	19,376	12,607
Interest expense	9,689	7,424
Other (income) expense, net	871	(407)
Provision for income taxes	182	407
Net income	$6,939	$14,733

(1)         Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the March 2013 Contract Operations Acquisition as well as from organic growth in operating horsepower. Average operating horsepower was approximately 2,269,000 and 1,982,000 during the three months ended March 31, 2014 and 2013, respectively. The increase in revenue during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was also attributable to higher rates in the current year. These increases in revenue were partially offset by a $2.4 million decrease in revenue due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants during the second quarter of 2013.

Gross Margin.  The increase in gross margin during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to the increases in revenue discussed above and a $0.7 million decrease in intercompany lease expense on equipment leased from Exterran Holdings.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the March 2013 Contract Operations Acquisition.

Long-Lived Asset Impairment.  During the three months ended March 31, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 25 idle compressor units, representing approximately 7,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $2.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 40 idle compressor units, representing approximately 7,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $1.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

Restructuring Charges.  In January 2014, Exterran Holdings announced a plan to centralize its make ready operations to improve the cost and efficiency of its shops and further enhance the competitiveness of our and Exterran Holdings’ combined U.S. compressor fleet. As part of this plan, Exterran Holdings examined both recent and anticipated changes in the U.S. market, including the throughput demand of its shops and the addition of new equipment to our and Exterran Holdings’ combined U.S. compressor fleet. To better align its costs and capabilities with the current market, Exterran Holdings has determined to close several of its make ready shops. The centralization of its make ready operations is expected to be completed by the middle of 2014. During the three months ended March 31, 2014, we incurred $0.4 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Exterran Holdings’ make ready operations, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. See Note 10 to the Financial Statements for further discussion of these charges.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the March 2013 Contract Operations Acquisition and an increase in SG&A expenses allocated to the U.S. portion of Exterran Holdings’ North America contract operations segment. SG&A expenses represented 16% and 12% of revenue during the three months ended March 31, 2014 and 2013, respectively.

Interest Expense.  The increase in interest expense during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to an increase in the weighted average effective interest rate on our debt and a higher average balance of long-term debt. The increase in the weighted average effective rate on our debt was primarily due to the issuance of our 6% senior notes due April 2021 (the “6% Notes”) in March 2013, partially offset by a charge of $0.7 million related to the write-off of unamortized deferred financing costs in conjunction with the March 2013 amendment to our senior secured credit agreement (the “Credit Agreement”).

Other (Income) Expense, Net.  Other (income) expense, net, during the three months ended March 31, 2014 and 2013 included $1.5 million of transaction costs associated with the April 2014 MidCon Acquisition and $0.6 million of transaction costs associated with the March 2013 Contract Operations Acquisition, respectively. Additionally, other (income) expense, net, included $0.7 million and $0.9 million of gains on the sale of property, plant and equipment during the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the three months ended March 31, 2014 and 2013, and our cash and working capital as of the end of the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$45,403	$32,676
Investing activities	(65,094)	(33,527)
Financing activities	19,694	1,011
Net change in cash and cash equivalents	$3	$160

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$185	$182
Working capital	35,457	46,802

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the March 2013 Contract Operations Acquisition, which contributed to the increase in gross margin during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Investing Activities.  The increase in net cash used in investing activities was primarily attributable to a $20.3 million increase in capital expenditures, a $17.0 million escrow deposit made in February 2014 associated with the April 2014 MidCon Acquisition and a $3.5 million decrease in proceeds from sale of property, plant and equipment during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. These activities were partially offset by a decrease of $3.7 million in amounts due from affiliates during the three months ended March 31, 2014 compared to an increase of $5.5 million in amounts due from affiliates during the three months ended March 31, 2013. Capital expenditures during the three months ended March 31, 2014 were $53.0 million, consisting of $42.8 million for fleet growth capital and $10.2 million for compressor maintenance activities.

Financing Activities.  The increase in net cash provided by financing activities was primarily due to a decrease of $21.6 million in amounts due to affiliates, net, during the three months ended March 31, 2013 and $11.4 million in payments of debt issuance costs in connection with the issuance of our 6% Notes during the three months ended March 31, 2013. These activities were partially offset by a decrease of $8.5 million in net borrowings under our debt facilities and a $5.5 million increase in distributions to unitholders during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Working Capital.  The decrease in working capital was primarily due to an increase of $5.4 million in accrued interest on the 6% Notes, a $2.0 million increase in accrued liabilities and a decrease of $3.7 million in amounts due from affiliates during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Capital Requirements.  The natural gas compression business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is dependent on the demand for our services and the availability of the type of compression equipment required for us to render those services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•                       maintenance capital expenditures, which are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets; and

•                       expansion capital expenditures, which are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification.

Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a like new condition, but do not modify the applications for which the compressor unit was designed. Substantially all of our expansion capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition to the cost of new compressor units, expansion capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $47 million to $52 million in equipment maintenance capital expenditures during 2014. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Exterran Holdings. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase (and that lease expense will be reduced).

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

Long-Term Debt.  In November 2010, we amended and restated our Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As of March 31, 2014, we had undrawn and available capacity of $343.5 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2014, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.0%. The weighted average annual interest rate on the outstanding balance under these facilities at March 31, 2014 and March 31, 2013, excluding the effect of interest rate swaps, was 2.2% and 2.5%, respectively. During the three months ended March 31, 2014 and 2013, the average daily debt balance under these facilities was $421.9 million and $688.9 million, respectively.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. As of March 31, 2014, we maintained a 6.8 to 1.0 EBITDA to Total Interest Expense ratio, a 3.3 to 1.0 Total Debt to EBITDA ratio and a 1.9 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of March 31, 2014, we were in compliance with all financial covenants under the Credit Agreement.

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

On April 2, 2014, we sold, pursuant to a public underwritten offering, 6,210,000 common units, including 810,000 common units pursuant to an over-allotment option. We received net proceeds of $169.5 million, after deducting underwriting discounts, commissions and offering expenses, which we used to fund a portion of the April 2014 MidCon Acquisition. In connection with this sale and as permitted under our partnership agreement, we issued and sold approximately 126,000 general partner units to our general partner so it could maintain its approximate 2.0% general partner interest in us. We received net proceeds of $3.6 million from the general partner contribution which we used to repay borrowings outstanding under our revolving credit facility.

On April 7, 2014, we issued $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). We received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which we used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under our revolving credit facility. The 2014 Notes were issued at an original issuance discount of $5.7 million, which will be amortized using the effective interest method at an interest rate of 6.25% over their term. The 2014 Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We offered and issued the 2014 Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, we are required to register the 2014 Notes no later than 365 days after April 7, 2014.

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At March 31, 2014, we were a party to interest rate swaps pursuant to which we make fixed payments and receive floating payments on a notional value of $250.0 million. Our interest rate swaps expire in May 2018. As of March 31, 2014, the weighted average effective fixed interest rate on our interest rate swaps was 1.7%. See Part I, Item 3 (“Quantitative and Qualitative Disclosures About Market Risk”) of this report for further discussion of our interest rate swap agreements.

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

On April 28, 2014, our board of directors approved a cash distribution of $0.5375 per limited partner unit, or approximately $33.1 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from

January 1, 2014 through March 31, 2014. The record date for this distribution is May 9, 2014 and payment is expected to occur on May 15, 2014.

Pursuant to the Omnibus Agreement, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2014 (see Note 3 to the Financial Statements). Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.6 million and $3.5 million during the three months ended March 31, 2014 and 2013, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $3.6 million and $1.9 million during the three months ended March 31, 2014 and 2013, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see “— Non-GAAP Financial Measures” for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $6.2 million and $5.4 million lower during the three months ended March 31, 2014 and 2013, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 0.91x and 1.15x during the three months ended March 31, 2014 and 2013, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.09x and 1.34x during the three months ended March 31, 2014 and 2013, respectively.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense, impairments and restructuring charges. Each of these excluded expenses is material to our condensed consolidated statements of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary to support our operations and required partnership activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income to our gross margin (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$6,939	$14,733
Depreciation and amortization	27,921	22,706
Long-lived asset impairment	2,486	1,540
Restructuring charges	379	—
Selling, general and administrative — affiliates	19,376	12,607
Interest expense	9,689	7,424
Other (income) expense, net	871	(407)
Provision for income taxes	182	407
Gross margin	$67,843	$59,010

We define EBITDA, as further adjusted, as net income (loss) (a) excluding income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restructuring charges, expensed acquisition costs, other charges and non-cash SG&A costs (b) plus the amounts reimbursed to us by Exterran Holdings as a result of the caps on cost of sales and SG&A costs provided in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes. We believe EBITDA, as further adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization expense, impairment charges), tax consequences, caps on operating and SG&A costs, non-cash SG&A costs and reimbursements, impairment charges, restructuring charges and other charges. Management uses EBITDA, as further adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as further adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

In the first quarter of 2014, we revised our definition of EBITDA, as further adjusted, to add back expensed acquisition costs. This adjustment was made because management uses the resulting EBITDA, as further adjusted, as a supplemental measure to review current period operating performance. EBITDA, as further adjusted, for the three months ended March 31, 2013 has been restated to exclude this amount for comparison purposes.

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

The following table reconciles our net income to EBITDA, as further adjusted (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income	$6,939	$14,733
Provision for income taxes	182	407
Depreciation and amortization	27,921	22,706
Long-lived asset impairment	2,486	1,540
Restructuring charges	379	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	6,156	5,357
Non-cash selling, general and administrative costs — affiliates	756	253
Interest expense	9,689	7,424
Expensed acquisition costs	1,544	575
EBITDA, as further adjusted	$56,052	$52,995

We define distributable cash flow as net income (loss) (a) plus depreciation and amortization expense, impairment charges, restructuring charges, expensed acquisition costs, non-cash SG&A costs, interest expense and any amounts reimbursed to us by Exterran Holdings as a result of the caps on cost of sales and SG&A costs provided in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes, (b) less cash interest expense (excluding amortization of deferred financing fees, amortization of debt discount and non-cash transactions related to interest rate swaps) and maintenance capital expenditures, and (c) excluding gains or losses on asset sales and other charges. We believe distributable cash flow is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly traded partnerships without regard to historical cost basis. We also believe distributable cash flow is an important liquidity measure because it allows management and external users of our financial statements the ability to compute the ratio of distributable cash flow to the cash distributions declared to all unitholders, including incentive distribution rights, to determine the rate at which the distributable cash flow covers the distribution. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.

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

The following table reconciles our net income to distributable cash flow (in thousands, except ratios):

	Three Months Ended March 31,
	2014		2013
Net income	$6,939		$14,733
Depreciation and amortization	27,921		22,706
Long-lived asset impairment	2,486		1,540
Restructuring charges	379		—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	6,156		5,357
Non-cash selling, general and administrative costs — affiliates	756		253
Interest expense	9,689		7,424
Expensed acquisition costs	1,544		575
Less: Gain on sale of property, plant and equipment	(673)		(935)
Less: Cash interest expense	(8,838)		(6,198)
Less: Maintenance capital expenditures	(10,216)		(8,349)
Distributable cash flow	$36,143		$37,106

Distributions declared to all unitholders for the period, including incentive distribution rights	$33,093		$27,598
Distributable cash flow coverage(1)	1.09	x	1.34	x
Distributable cash flow coverage (without the cost cap benefit)(1)	0.91	x	1.15	x

(1)         Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$45,403	$32,676
(Provision for) benefit from doubtful accounts	(376)	385
Restructuring charges	379	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	6,156	5,357
Expensed acquisition costs	1,544	575
Payments for settlement of interest rate swaps that include financing elements	(913)	—
Maintenance capital expenditures	(10,216)	(8,349)
Changes in assets and liabilities	(5,834)	6,462
Distributable cash flow	$36,143	$37,106

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

As of March 31, 2014, after taking into consideration interest rate swaps, we had $206.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2014 would result in an annual increase in our interest expense of approximately $2.1 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of March 31, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year and 92 petitions for review in the appropriate district courts with respect to the 2013 tax year. Since we filed the petitions, many of the cases, pending in the same county, have been consolidated. Only five cases have advanced to the point of trial or submission of summary judgment motions, and only three cases have been decided on the merits, with two decisions rendered by the same presiding judge.

On October 17, 2013, the 143rd Judicial District Court of Loving County, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District that our wholly-owned subsidiary, EXLP Leasing LLC (“EXLP Leasing”), and EES Leasing LLC (“EES Leasing”), a subsidiary of Exterran Holdings, are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the district court further held that the Heavy Equipment Statutes were unconstitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. EES Leasing and EXLP Leasing have appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas. The case has been fully briefed and is awaiting a hearing date for oral argument.

On October 28, 2013, the 143rd Judicial District Court of Ward County, Texas ruled in EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held that the Heavy Equipment Statutes were unconstitutional as applied to the compressors. EXLP Leasing and EES Leasing have appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas, and the Ward County Appraisal District has cross-appealed the district court’s ruling that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment. Final briefing from Ward County is due no later than May 2, 2014. No hearing date for oral argument has yet been set.

On March 18, 2014, the 10th Judicial District Court in Galveston, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held the Heavy Equipment Statutes unconstitutional as applied to the compressors. EXLP Leasing and EES Leasing have filed a notice of appeal to the Fourteenth Court of Appeals in Houston. There is currently no briefing schedule or hearing date for oral argument.

EXLP Leasing and EES Leasing have filed motions for summary judgment in two other state district court cases (EES Leasing LLC v. Irion County Appraisal District, pending in the 51st Judicial District Court of Irion County, Texas and EES Leasing LLC & EXLP Leasing LLC v. Harris County Appraisal District, pending in the 189th Judicial District Court of Harris County, Texas), but have not yet received the district courts’ decisions. No trial date has been set with respect to these two lawsuits.

One court has dismissed EXLP’s tax appeal for lack of jurisdiction without reaching the merits of the appeal. In EXLP Leasing LLC v. Webb County Appraisal District, filed in the 406th Judicial District Court in Webb County, United Independent School District (“United ISD”) intervened as a party in interest and sought to dismiss the lawsuit arguing that the district court was without jurisdiction to hear the appeal. Under Section 42.08(b) of the Texas Tax Code, a property owner must pay before the delinquency date the lesser of (1) the amount of taxes due on the portion of the taxable value of the property that is not in dispute or (2) the amount of taxes due on the property under the order from which the appeal is taken. EXLP Leasing and EES Leasing paid zero taxes to Webb County because the entire amount of tax assessed by Webb County was in dispute. Instead, as required by the Heavy Equipment Statutes and Texas Comptroller forms, EXLP Leasing and EES Leasing paid taxes on the compressors at issue to Victoria County, where they maintain their inventory and place of business. The Webb County Appraisal District and United ISD contest EXLP Leasing’s and EES Leasing’s position that the Heavy Equipment Statutes have special situs provisions requiring that taxes be paid where the dealer has a business location and keeps its inventory, instead arguing that taxes are payable to the county where each compressor is located as of January 1 of the tax year at issue. The court granted United ISD’s motion to dismiss on April 1, 2014. EXLP Leasing and EES Leasing have filed a motion asking for the court to reconsider and vacate its dismissal ruling. While the district court has not yet ruled on that motion, on April 30, 2014, EXLP Leasing and EES Leasing appealed the dismissal order to the Fourth Court of Appeals in San Antonio in the event the district court eventually denies the motion.

In Webb County, United ISD has four delinquency lawsuits pending against EXLP Leasing and EES Leasing in the 49th District Court of Webb County, Texas. EXLP Leasing and EES Leasing believe that in light of their still pending appeal in the 406th District Court of Webb County’s refusal to recognize the application and constitutionality of the Heavy Equipment Statutes as applied to the compressors, no taxes are delinquent and any delinquency lawsuits are premature. Trial has been set for May 7, 2014, and EXLP Leasing and EES Leasing have filed a motion to continue the delinquency lawsuits. If the district court denies the motion, EXLP Leasing and EES Leasing intend to appeal or otherwise seek relief from the appellate courts requesting that these delinquency lawsuits be stayed or continued until final resolution of EXLP Leasing’s and EES Leasing’s tax appeal in the 406th District Court of Webb County, Texas.

We continue to believe that the revised statutes are constitutional as applied to natural gas compressors. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with appraisal districts to stay or abate other pending 2012 and 2013 district court cases. Please see Note 12 (“Commitments and Contingencies”) to the Financial Statements included in this report for a discussion of our ad valorem tax expense and benefit relating to the Heavy Equipment Statutes, which is incorporated by reference into this Item 1.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

Failure to successfully combine our business with the assets acquired from MidCon may adversely affect our future results.

The consummation of the assets acquired through the April 2014 MidCon Acquisition involves potential risks, including:

•                       the failure to realize expected profitability, growth or accretion;

•                       environmental or regulatory compliance matters or liabilities;

•                       diversion of management’s attention from our existing businesses; and

•                       the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.

If these risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of the April 2014 MidCon Acquisition may not be fully realized, if at all, and our business, results of operations, financial condition and our available cash for distribution could be negatively impacted.

As a result of the April 2014 MidCon Acquisition, we depend on Access for a significant portion of our revenue. The loss of our business with Access or the inability or failure of Access to meet their payment obligations may adversely affect our financial results.

For the year ended December 31, 2013, no customer individually accounted for 10% or more of our total revenue. In connection with the April 2014 MidCon Acquisition, we and Access have entered into a seven-year contract operations services agreement under which we provide contract compression services to Access in regions including the Permian, Eagle Ford, Barnett, Anadarko, Mississippi Lime, Granite Wash, Woodford, Haynesville and Niobrara Basins. Following completion of the April 2014 MidCon Acquisition, Access will account for approximately 15% of our revenue. The loss of our business with Access, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Access to meet their payment obligations could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of equity securities during the three months ended March 31, 2014:

Period	Total Number of Units Repurchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2014 - January 31, 2014	—	$—	N/A	N/A
February 1, 2014 - February 28, 2014	—	—	N/A	N/A
March 1, 2014 - March 31, 2014	6,850	30.50	N/A	N/A
Total	6,850	$30.50	N/A	N/A

(1)         Represents units withheld to satisfy employees’ tax withholding obligations in connection with vesting of phantom units during the period.

Item 5.  Other Information

Adoption of Award Agreement Amendments

On May 1, 2014, the compensation committee of our board of directors adopted an amendment (the “Amendment”) to the Exterran Partners, L.P. Award Notice and Agreement for Phantom Units with DERs (the “Award Notice”). The Award Notice sets forth the terms for grants to officers and employees during 2012 and 2013 of our phantom units with tandem distribution equivalent rights (“DERs”) under the Exterran Partners, L.P. Long-Term Incentive Plan. The Amendment amends the Award Notice to, among other things, provide that each DER granted in tandem with a phantom unit entitles the holder to receive amounts equal to any distributions we make in respect of the common unit underlying that phantom unit during the period such phantom unit is outstanding at the time such distributions are made to other common unitholders. Prior to the Amendment, these distributions were held in a non-interest-bearing account for each holder of phantom units with DERs, with payment of such amounts made on the date of vesting and payment of the underlying phantom units. In addition, on May 1, 2014, all amounts currently held in each such account vested. The foregoing summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.4 hereto and is incorporated herein by reference.

Item 6.  Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

2.2

Purchase and Sale Agreement, dated February 27, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

2.3

Closing Agreement and First Amendment to Purchase and Sale Agreement, dated April 10, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2014

2.4 *	Second Amendment to Purchase and Sale Agreement, dated April 22, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C.
3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.3

Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1†

Equity Commitment Agreement, dated February 27, 2014, between Exterran Holdings, Inc. and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

10.2†	Form of Exterran Partners, L.P. Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014
10.3†

Form of Exterran Partners, L.P. Award Notice and Agreement for Unit Award for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.4 *†	Form of Exterran Partners, L.P. First Amendment to Award Notice and Agreement for Phantom Units with DERs
31.1 *

Certification of the Principal Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *

Certification of the Principal Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **

Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **

Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2014	EXTERRAN PARTNERS, L.P.

	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

	By:	EXTERRAN GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

2.2

Purchase and Sale Agreement, dated February 27, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

2.3

Closing Agreement and First Amendment to Purchase and Sale Agreement, dated April 10, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2014

2.4 *	Second Amendment to Purchase and Sale Agreement, dated April 22, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C.
3.1	Certificate of Limited Partnership of Universal Compression Partners, L.P., incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006
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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.3

Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1†

Equity Commitment Agreement, dated February 27, 2014, between Exterran Holdings, Inc. and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

10.2†	Form of Exterran Partners, L.P. Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014
10.3†

Form of Exterran Partners, L.P. Award Notice and Agreement for Unit Award for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.4 *†	Form of Exterran Partners, L.P. First Amendment to Award Notice and Agreement for Phantom Units with DERs
31.1 *

Certification of the Principal Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *

Certification of the Principal Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **

Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **

Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.