Form 10-Q
period 2014-06-30
EXTERRAN PARTNERS, L.P.
filed 2014-08-05
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

As of July 29, 2014, there were 55,660,543 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$39	$182
Accounts receivable, trade, net of allowance of $838 and $363, respectively	64,657	52,641
Due from affiliates, net	6,367	10,548
Total current assets	71,063	63,371
Property, plant and equipment	2,185,953	1,794,545
Accumulated depreciation	(675,434)	(647,527)
Property, plant and equipment, net	1,510,519	1,147,018
Goodwill	124,019	124,019
Intangible and other assets, net	77,770	33,655
Total assets	$1,783,371	$1,368,063

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$4,934	$7,255
Accrued interest	10,916	5,940
Current portion of interest rate swaps	3,483	3,374
Total current liabilities	19,333	16,569
Long-term debt	1,041,736	757,955
Interest rate swaps	811	—
Deferred income taxes	1,267	1,132
Other long-term liabilities	1,258	652
Total liabilities	1,064,405	776,308
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 55,720,897 and 49,465,528 units issued, respectively	704,154	578,493
General partner units, 2% interest with 1,129,221 and 1,003,227 equivalent units issued and outstanding, respectively	19,729	16,780
Accumulated other comprehensive loss	(3,467)	(2,353)
Treasury units, 60,354 and 50,917 common units, respectively	(1,450)	(1,165)
Total partners’ capital	718,966	591,755
Total liabilities and partners’ capital	$1,783,371	$1,368,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Revenue — third parties	$145,581	$125,352	$266,542	$231,279
Revenue — affiliates	113	101	198	236
Total revenue	145,694	125,453	266,740	231,515

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	59,835	50,809	113,038	97,861
Depreciation and amortization	31,708	27,030	59,629	49,736
Long-lived asset impairment	1,991	925	4,477	2,465
Restructuring charges	198	—	577	—
Selling, general and administrative — affiliates	19,047	15,203	38,423	27,810
Interest expense	14,756	10,299	24,445	17,723
Other (income) expense, net	(134)	(7,270)	737	(7,677)
Total costs and expenses	127,401	96,996	241,326	187,918
Income before income taxes	18,293	28,457	25,414	43,597
Provision for income taxes	541	561	723	968
Net income	$17,752	$27,896	$24,691	$42,629

General partner interest in net income	$3,088	$2,111	$5,694	$3,883
Common units interest in net income	$14,664	$25,785	$18,997	$38,746

Weighted average common units outstanding used in income per common unit:
Basic	55,592	49,409	52,528	45,863
Diluted	55,594	49,424	52,529	45,874

Income per common unit:
Basic	$0.26	$0.52	$0.36	$0.84
Diluted	$0.26	$0.52	$0.36	$0.84

Distributions declared and paid per limited partner unit in respective periods	$0.5375	$0.5175	$1.0700	$1.0300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$17,752	$27,896	$24,691	$42,629
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	(2,089)	5,429	(2,979)	6,618
Amortization of terminated interest rate swaps	930	672	1,865	767
Total other comprehensive income (loss)	(1,159)	6,101	(1,114)	7,385
Comprehensive income	$16,593	$33,997	$23,577	$50,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

(unaudited)

	Partners’ Capital						Accumulated Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, January 1, 2013	$436,587	42,313,731	$13,490	858,583	$(983)	(43,630)	$(10,094)	$439,000
Issuance of common units for vesting of phantom units		19,643						—
Treasury units purchased					(91)	(3,790)		(91)
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	158,417	7,123,527	3,233	144,644				161,650
Transaction costs for registration of units	(68)							(68)
Contribution of capital, net	18,635		240					18,875
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(4,938)		(339)					(5,277)
Cash distributions	(47,235)		(3,694)					(50,929)
Unit-based compensation expense	578							578
Interest rate swap gain, net of reclassification to earnings							6,618	6,618
Amortization of terminated interest rate swaps							767	767
Net income	38,746		3,883					42,629
Balance, June 30, 2013	$600,722	49,456,901	$16,813	1,003,227	$(1,074)	(47,420)	$(2,709)	$613,752

Balance, January 1, 2014	$578,493	49,465,528	$16,780	1,003,227	$(1,165)	(50,917)	$(2,353)	$591,755
Issuance of common units for vesting of phantom units		45,369						—
Treasury units purchased					(285)	(9,437)		(285)
Net proceeds from issuance of common units	169,471	6,210,000						169,471
Proceeds from sale of general partner units to Exterran Holdings			3,573	125,994				3,573
Contribution of capital, net	1,149		(197)					952
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(8,643)		(473)					(9,116)
Cash distributions	(56,284)		(5,648)					(61,932)
Unit-based compensation expense	971							971
Interest rate swap loss, net of reclassification to earnings							(2,979)	(2,979)
Amortization of terminated interest rate swaps							1,865	1,865
Net income	18,997		5,694					24,691
Balance, June 30, 2014	$704,154	55,720,897	$19,729	1,129,221	$(1,450)	(60,354)	$(3,467)	$718,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$24,691	$42,629
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	59,629	49,736
Long-lived asset impairment	4,477	2,465
Amortization of deferred financing costs	1,439	1,738
Amortization of debt discount	483	146
Amortization of terminated interest rate swaps	1,865	767
Interest rate swaps	151	152
Unit-based compensation expense	974	588
Provision for (benefit from) doubtful accounts	435	(226)
Gain on sale of property, plant and equipment	(843)	(8,184)
Changes in assets and liabilities:
Accounts receivable, trade	(12,451)	(13,649)
Other liabilities	3,335	3,021
Net cash provided by operating activities	84,185	79,183

Cash flows from investing activities:
Capital expenditures	(131,921)	(74,486)
Payment for MidCon acquisition	(351,121)	—
Proceeds from sale of property, plant and equipment	1,670	47,956
Decrease in amounts due from affiliates, net	4,181	—
Net cash used in investing activities	(477,191)	(26,530)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	564,798	842,536
Repayments of long-term debt	(281,500)	(808,500)
Distributions to unitholders	(61,932)	(50,929)
Net proceeds from issuance of common units	169,471	—
Net proceeds from sale of general partner units	3,573	—
Payments for debt issuance costs	(6,923)	(11,929)
Payments for settlement of interest rate swaps that include financing elements	(1,894)	(314)
Purchases of treasury units	(285)	(91)
Capital contribution from limited partners and general partner	7,555	9,454
Decrease in amounts due to affiliates, net	—	(21,372)
Net cash provided by (used in) financing activities	392,863	(41,145)

Net increase (decrease) in cash and cash equivalents	(143)	11,508
Cash and cash equivalents at beginning of period	182	142
Cash and cash equivalents at end of period	$39	$11,650

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$4,021	$15,149
Contract operations equipment acquired/exchanged, net	$(10,624)	$150,734
Intangible assets allocated in contract operations acquisitions	$—	$3,131
Non-cash capital distribution due to the contract operations acquisitions	$—	$12,350
Common units issued in contract operations acquisitions	$—	$170,537
General partner units issued in contract operations acquisitions	$—	$3,463

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

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At June 30, 2014 and December 31, 2013, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$689,736	$709,000	$344,955	$346,000
Floating rate debt	352,000	352,000	413,000	413,000
Total debt	$1,041,736	$1,061,000	$757,955	$759,000

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

Earnings (Loss) Per Common Unit

Earnings (loss) per common unit is computed using the two-class method. Under the two-class method, basic earnings (loss) per common unit is determined by dividing net income (loss) allocated to the common units after deducting the amounts allocated to our general partner (including distributions to our general partner on its incentive distribution rights) and participating securities, by the weighted average number of outstanding common units (also referred to as limited partner units) during the period. Participating securities include unvested phantom units with nonforfeitable tandem distribution equivalent rights to receive cash distributions in the quarter in which distributions are paid on common units. During periods of net loss, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

When computing earnings per common unit in periods when distributions are greater than earnings (loss), the amount of the actual incentive distribution rights, if any, is deducted from net income (loss) and allocated to our general partner for the corresponding period. The remaining amount of net income (loss), after deducting distributions to participating securities, is allocated between the general partner and common units based on how our partnership agreement allocates net losses.

When computing earnings (loss) per common unit in periods when earnings (loss) are greater than distributions, earnings are allocated to the general partner, participating securities and common units based on how our partnership agreement would allocate earnings if the full amount of earnings for the period had been distributed. This allocation of net income (loss) does not impact our total net income (loss), consolidated results of operations or total cash distributions (including actual incentive distribution rights); however, it may result in our general partner being allocated additional incentive distributions for purposes of our earnings (loss) per unit calculation, which could reduce net income per common unit. However, as required by our partnership agreement, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our general partner based on actual distributions.

The following table reconciles net income used in the calculation of basic and diluted earnings per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$17,752	$27,896	$24,691	$42,629
Less: General partner incentive distribution rights	(2,791)	(1,587)	(5,309)	(3,096)
Less: General partner 2% ownership interest	(297)	(524)	(385)	(787)
Common units interest in net income	14,664	25,785	18,997	38,746
Less: Net income attributable to participating securities	(49)	—	(98)	—
Net income used in basic and diluted earnings per common unit	$14,615	$25,785	$18,899	$38,746

There were no adjustments to net income attributable to common unitholders for the diluted earnings per common unit calculation for the three and six months ended June 30, 2014 and 2013.

The following table shows the potential common units that were included in computing diluted earnings per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common units outstanding including participating securities	55,683	49,409	52,603	45,863
Less: Weighted average participating securities outstanding	(91)	—	(75)	—
Weighted average common units outstanding — used in basic earnings per common unit	55,592	49,409	52,528	45,863
Net dilutive potential common units issuable:
Phantom units	2	15	1	11
Weighted average common units and dilutive potential common units — used in diluted earnings per common unit	55,594	49,424	52,529	45,874

2.  April 2014 MidCon Acquisition and March 2013 Contract Operations Acquisition

April 2014 MidCon Acquisition

On April 10, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $351.1 million (the “April 2014 MidCon Acquisition”). The purchase price was funded with the net proceeds from the sale, pursuant to a public underwritten offering, of 6.2 million common units and a portion of the net proceeds from the issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, we and Access entered into a seven-year contract operations services agreement under which we will provide compression services to Access. During the six months ended June 30, 2014, we incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement relating to the transaction, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company for $9.4 million. The purchase price paid by us and the wholly-owned subsidiary of Exterran Holdings is subject to post-closing adjustments in accordance with the terms of the Purchase and Sale Agreement.

We accounted for the April 2014 MidCon Acquisition using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to property, plant and equipment and identifiable intangible assets. Changes to the preliminary purchase price could impact future depreciation and amortization expense. The final valuation of net assets acquired is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with GAAP.

The following table summarizes the preliminary purchase price allocation based on estimated fair values of acquired assets as of the acquisition date (in thousands):

Preliminary Fair Value
Property, plant and equipment	$309,513
Intangible assets	41,608
Preliminary purchase price	$351,121

Property, Plant and Equipment and Intangible Assets Acquired

The preliminary amount of property, plant and equipment is comprised of compression equipment that will be depreciated on a straight-line basis over an estimated average remaining useful life of 25 years.

The preliminary amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisting of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$4,583	25 years
Contract based	37,025	7 years
Total acquired identifiable intangible assets	$41,608

The results of operations attributable to the assets acquired in the April 2014 MidCon Acquisition have been included in our condensed consolidated financial statements since the date of acquisition. Revenue attributable to the assets acquired in the April 2014 MidCon Acquisition was $20.5 million from the date of acquisition through June 30, 2014. We are unable to provide earnings attributable to the assets acquired in the April 2014 MidCon Acquisition since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets.

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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the March 2013 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded a capital distribution of $12.4 million for the March 2013 Contract Operations Acquisition during the six months ended June 30, 2013.

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

Pro Forma Financial Information

Pro forma financial information for the three and six months ended June 30, 2014 and 2013 has been included to give effect to the additional assets acquired in the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition. The April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition are presented in the pro forma financial information as though both transactions occurred as of January 1, 2013. The pro forma financial information reflects the following transactions:

As related to the April 2014 MidCon Acquisition:

•                       our acquisition in April 2014 of natural gas compression assets and identifiable intangible assets from MidCon;

•                       our issuance of approximately 6.2 million common units to the public and approximately 126,000 general partner units to our general partner;

•                       our issuance of $350.0 million aggregate principal amount of the 2014 Notes; and

•                        our use of proceeds from the issuance of common units, general partner units and the 2014 Notes to pay $351.1 million to MidCon for the April 2014 MidCon Acquisition and to pay down $159.3 million on our revolving credit facility.

As related to the March 2013 Contract Operations Acquisition:

•                       our acquisition in March 2013 of certain contract operations customer service agreements, compression equipment and identifiable intangible assets from Exterran Holdings; and

•                       our issuance of approximately 7.1 million common units to Exterran Holdings and approximately 145,000 general partner units to our general partner.

The pro forma financial information below is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had each transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The pro forma financial information below was derived by adjusting our historical financial statements.

The following table shows pro forma financial information for the three and six months ended June 30, 2014 and 2013 (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$147,974	$146,876	$290,512	$285,545
Net income	$18,102	$30,299	$26,906	$50,623
Basic earnings per common unit	$0.27	$0.50	$0.38	$0.83
Diluted earnings per common unit	$0.27	$0.50	$0.38	$0.83

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial statements. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to our general partner than to our common unitholders. The pro forma net income (loss) per limited partner unit calculations reflect the incentive distributions made to our general partner and a reduction of net income allocable to our limited partners of $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively, which reflects the amount of additional incentive distributions that would have occurred if the pro forma limited partner units had been outstanding as of January 1, 2013. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the three and six months ended June 30, 2014.

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

Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin of 10%, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the six months ended June 30, 2014 and 2013, we purchased $91.2 million and $53.0 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the six months ended June 30, 2014 and 2013 was recorded in our condensed consolidated balance sheets as property, plant and equipment of $82.1 million and $47.7 million, respectively, which represents the carrying value of the Exterran Holdings’ affiliates that sold it to us, and as a distribution of equity of $9.1 million and $5.3 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the six months ended June 30, 2014 and 2013,

Exterran Holdings contributed to us $4.0 million and $15.1 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

During the six months ended June 30, 2014, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 268 compressor units, totaling approximately 131,200 horsepower with a net book value of approximately $56.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 253 compressor units, totaling approximately 92,600 horsepower with a net book value of approximately $45.4 million, to us. During the six months ended June 30, 2013, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 146 compressor units, totaling approximately 63,000 horsepower with a net book value of approximately $27.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 155 compressor units, totaling approximately 41,500 horsepower with a net book value of approximately $19.2 million, to us. During the six months ended June 30, 2014 and 2013, we recorded capital distributions of approximately $10.6 million and $7.8 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At June 30, 2014, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $0.4 million and $0.1 million, respectively. During each of the six months ended June 30, 2014 and 2013, we had revenue of $0.2 million from Exterran Holdings related to the lease of our compression equipment. During the six months ended June 30, 2014 and 2013, we had cost of sales of $2.8 million and $3.2 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

During the six months ended June 30, 2013, we sold used compression equipment with a net book value of $1.3 million to Exterran Holdings for $3.4 million. Under GAAP, assets sales between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration received and the carrying value of the assets sold is treated as a capital distribution or contribution. During the six months ended June 30, 2013, we recorded a capital contribution of $2.1 million related to the difference between the sales price and the carrying value of the used compression equipment sold. During the six months ended June 30, 2014, we did not sell any used compression equipment to Exterran Holdings.

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

Under the Omnibus Agreement, our obligation to reimburse Exterran Holdings for any cost of sales that it incurs in the operation of our business and any cash SG&A expense allocated to us is capped (after taking into account any such costs we incur and pay directly) through December 31, 2014. Cost of sales was capped at $21.75 per operating horsepower per quarter through December 31, 2013, and is capped at $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $10.5 million per quarter through March 31, 2013, $12.5 million per quarter from April 1, 2013 through December 31, 2013 and $15.0 million per quarter from January 1, 2014 through April 9, 2014, and are capped at $17.7 million per quarter from April 10, 2014 through December 31, 2014. These caps may be subject to future adjustment or termination in connection with expansion of our operations through the acquisition or construction of new assets or businesses.

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $1.7 million during the three months ended June 30, 2013 and by $2.6 million and $5.2 million during the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, our cost of sales did not exceed the cap provided in the Omnibus Agreement. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.4 million and $2.4 million during the three months ended June 30, 2014 and 2013, respectively, and by $5.0 million and $4.3 million during the six months ended June 30, 2014 and 2013, respectively. The excess amounts over the caps are included in the condensed consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our condensed consolidated balance sheets and condensed consolidated statements of cash flows.

4.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Revolving credit facility due May 2018	$202,000	$263,000
Term loan facility due May 2018	150,000	150,000
6% senior notes due April 2021 (presented net of the unamortized discount of $4.8 million and $5.0 million, respectively)	345,237	344,955
6% senior notes due October 2022 (presented net of the unamortized discount of $5.5 million as of June 30, 2014)	344,499	—
Long-term debt	$1,041,736	$757,955

Revolving Credit Facility and Term Loan

In March 2013, we amended our senior secured credit agreement (the “Credit Agreement”) to reduce the borrowing capacity under our revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations. We incurred transaction costs of approximately $4.3 million related to the amendment to our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of June 30, 2014, we had undrawn and available capacity of $448.0 million under our revolving credit facility.

6% Senior Notes Due April 2021

In March 2013, we issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “2013 Notes”). We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. We incurred $7.6 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the 2013 Notes. The 2013 Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In January 2014, holders of the 2013 Notes exchanged their 2013 Notes for registered notes with the same terms.

6% Senior Notes Due October 2022

In April 2014, we issued $350.0 million aggregate principal amount of the 2014 Notes. We received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which we used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under our revolving credit facility. The 2014 Notes were issued at an original issuance discount of $5.7 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. We incurred $6.9 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the 2014 Notes. The 2014 Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We offered and issued the 2014 Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, we are required to register the 2014 Notes no later than 365 days after April 7, 2014.

Prior to April 1, 2018, we may redeem all or a part of the 2014 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2014 Notes prior to April 1, 2017 with the net proceeds of one or more equity offerings at a redemption price of 106.000% of the principal amount of the 2014 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 2014 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2018, we may redeem all or a part of the 2014 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.000% for the twelve-month period beginning on April 1, 2018, 101.500% for the twelve-month period beginning on April 1, 2019 and 100.000% for the twelve-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 2014 Notes.

The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. The 2013 Notes and the 2014 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2013 Notes and the 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. EXLP Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the 2013 Notes and the 2014 Notes. Because we have no independent operations, the guarantees are full and unconditional and constitute joint and several obligations of our subsidiaries other than EXLP Finance Corp., and as a result we have not included consolidated financial information of our subsidiaries.

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

•                       fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•                       thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2013 and 2014:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2013 — 3/31/2013	May 15, 2013	$0.5175	$27.6 million
4/1/2013 — 6/30/2013	August 14, 2013	0.5225	27.9 million
7/1/2013 — 9/30/2013	November 14, 2013	0.5275	28.3 million
10/1/2013 — 12/31/2013	February 14, 2014	0.5325	28.8 million
1/1/2014 — 3/31/2014	May 15, 2014	0.5375	33.1 million

(1)  Includes distributions to our general partner on its incentive distribution rights.

On July 30, 2014, our board of directors approved a cash distribution of $0.5425 per limited partner unit, or approximately $33.6 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from April 1, 2014 through June 30, 2014. The record date for this distribution is August 11, 2014 and payment is expected to occur on August 14, 2014.

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

Phantom Units

The following table presents phantom unit activity during the six months ended June 30, 2014:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2014	85,361	$23.72
Granted	54,896	30.50
Vested	(45,369)	24.69
Phantom units outstanding, June 30, 2014	94,888	27.18

As of June 30, 2014, we expect $2.2 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.2 years.

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

Interest Rate Risk

At June 30, 2014, we were a party to interest rate swaps with a notional value of $250.0 million, pursuant to which we make fixed payments and receive floating payments. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire in May 2018. As of June 30, 2014, the weighted average effective fixed interest rate on our interest rate swaps was 1.7%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. There was no ineffectiveness related to interest rate swaps during the six months ended June 30, 2014. We recorded $0.2 million of interest income during the six months ended June 30, 2013 due to ineffectiveness related to interest rate swaps. We estimate that $3.7 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at June 30, 2014, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(3,483)
Interest rate hedges	Interest rate swaps	(811)
Total derivatives		$(4,294)

	December 31, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$322
Interest rate hedges	Current portion of interest rate swaps	(3,374)
Total derivatives		$(3,052)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,174)	Interest expense	$(1,015)	$(3,129)	Interest expense	$(2,015)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$4,484	Interest expense	$(1,617)	$4,700	Interest expense	$(2,685)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, with pricing levels as of the date of valuation (in thousands):

	June 30, 2014			December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$—	$—	$—	$322	$—
Interest rate swaps liability	—	(4,294)	—	—	(3,374)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2014 and 2013, with pricing levels as of the date of valuation (in thousands):

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$619	$—	$—	$927

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

During the six months ended June 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 65 idle compressor units, representing approximately 15,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $4.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the six months ended June 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 60 idle compressor units, representing approximately 12,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $2.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

10.  Restructuring Charges

In January 2014, Exterran Holdings announced a plan to centralize its make-ready operations to improve the cost and efficiency of its shops and further enhance the competitiveness of our and Exterran Holdings’ combined U.S. compressor fleet. As part of this plan, Exterran Holdings examined both recent and anticipated changes in the U.S. market, including the throughput demand of its shops and the addition of new equipment to our and Exterran Holdings’ combined U.S. compressor fleet. To better align its costs and capabilities with the current market, Exterran Holdings has determined to close several of its make-ready shops. The centralization of its make-ready operations was completed in the second quarter of 2014.

During the six months ended June 30, 2014, we incurred $0.6 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Exterran Holdings’ make-ready operations, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. These charges are reflected as restructuring charges in our condensed consolidated statements of operations.

11.  Unit Transactions

In April 2014, we sold, pursuant to a public underwritten offering, 6,210,000 common units, including 810,000 common units pursuant to an over-allotment option. We received net proceeds of $169.5 million, after deducting underwriting discounts, commissions and offering expenses, which we used to fund a portion of the April 2014 MidCon Acquisition. In connection with this sale and as permitted under our partnership agreement, we issued and sold approximately 126,000 general partner units to our general partner so it could maintain its approximate 2.0% general partner interest in us. We received net proceeds of $3.6 million from the general partner contribution which we used to repay borrowings outstanding under our revolving credit facility.

In March 2013, we completed the March 2013 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 7.1 million common units to Exterran Holdings and approximately 145,000 general partner units to our general partner.

As of June 30, 2014, Exterran Holdings owned 19,618,918 common units and 1,129,221 general partner units, collectively representing a 37% interest in us.

12.  Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance related to revenue recognition. The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update will be effective for reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the potential impact of the update on our financial statements.

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

As a result of the new methodology, our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $4.5 million during the six months ended June 30, 2014. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $15.0 million as of June 30, 2014, of which approximately $3.9 million has been agreed to by a number of appraisal review boards and county appraisal districts and $11.1 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with appraisal districts to stay or abate other pending district court cases. If we are unsuccessful in any of the cases with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to penalties and interest. In addition, if we are unsuccessful in any of the cases with the appraisal districts, we would likely be required to pay the ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows, including our cash available for distribution.

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

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2014 and December 31, 2013, we have accrued $0.1 million and $4.7 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

14.  Subsequent Event

On July 11, 2014, we entered into a Purchase and Sale Agreement with MidCon to acquire natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower, a tract of real property and the facility located thereon, a fleet of vehicles, equipment, inventory and other related property for approximately $135.0 million (the “Proposed MidCon Acquisition”). The purchase price is subject to certain closing and post-closing adjustments in accordance with the terms of the Purchase and Sale Agreement. The majority of the horsepower to be acquired is currently under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton will be assigned to us effective as of the closing. We plan to fund this acquisition with funds available under our revolving credit facility. The Proposed MidCon Acquisition, which is subject to certain closing conditions, is expected to close in the third quarter of 2014.

As part of the transaction, we have agreed with Exterran Holdings that at the closing of the Proposed MidCon Acquisition, we will direct MidCon to sell to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company certain assets to be acquired in the acquisition, including a tract of real property and the facility located thereon, a fleet of vehicles, equipment, inventory and other related property. A wholly-owned subsidiary of Exterran Holdings that is our indirect parent company will fund $4.1 million of the purchase price and we will fund $130.9 million of the purchase price. Each of these amounts are subject to adjustment prior to, and after, the closing of the acquisition in accordance with the terms of the Purchase and Sale Agreement.

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

April 2014 MidCon Acquisition

On April 10, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $351.1 million (the “April 2014 MidCon Acquisition”). The purchase price was funded with the net proceeds from the sale, pursuant to a public underwritten offering, of 6.2 million common units (see Note 11 to the Financial Statements) and a portion of the net proceeds from the issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”) (see Note 4 to the Financial Statements). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, we and Access entered into a seven-year contract operations services agreement under which we will provide compression services to Access. During the six months ended June 30, 2014, we incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement relating to the transaction, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company for $9.4 million. The purchase price paid by us and the wholly-owned subsidiary of Exterran Holdings is subject to post-closing adjustments in accordance with the terms of the Purchase and Sale Agreement.

Proposed MidCon Acquisition

On July 11, 2014, we entered into a Purchase and Sale Agreement with MidCon to acquire natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower, a tract of real property and the facility located thereon, a fleet of vehicles, equipment, inventory and other related property for approximately $135.0 million (the “Proposed MidCon Acquisition”). The purchase price is subject to certain closing and post-closing adjustments in accordance with the terms of the Purchase and Sale Agreement. The majority of the horsepower to be acquired is currently under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton will be assigned to us effective as of the closing. We plan to fund this acquisition with funds available under our revolving credit facility. The Proposed MidCon Acquisition, which is subject to certain closing conditions, is expected to close in the third quarter of 2014.

As part of the transaction, we have agreed with Exterran Holdings that at the closing of the Proposed MidCon Acquisition, we will direct MidCon to sell to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company certain assets to be acquired in the acquisition, including a tract of real property and the facility located thereon, a fleet of vehicles, equipment, inventory and other related property. A wholly-owned subsidiary of Exterran Holdings that is our indirect parent company will fund $4.1 million of the purchase price and we will fund $130.9 million of the purchase price. Each of these amounts are subject to adjustment prior to, and after, the closing of the acquisition in accordance with the terms of the Purchase and Sale Agreement.

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

Natural gas consumption in the U.S. for the twelve months ended April 30, 2014 increased by approximately 2% compared to the twelve months ended April 30, 2013. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 1% in 2014 compared to 2013 and increase by an average of 0.7% per year thereafter until 2040.

Natural gas marketed production in the U.S. for the twelve months ended April 30, 2014 increased by approximately 3% compared to the twelve months ended April 30, 2013. The EIA forecasts that total U.S. natural gas marketed production will increase by 4% in 2014 compared to 2013, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040.

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

In the second half of 2011, Exterran Holdings, which provides all operational staff, corporate staff and support services necessary to operate our business, embarked on a multi-year plan to improve the profitability of its operations, including the operations of our business. Exterran Holdings implemented certain key profitability initiatives associated with this plan in 2012 and implemented additional process initiatives intended to improve operating efficiency and reduce cost structure throughout 2013 and into 2014. These initiatives have positively impacted our business, and we expect additional positive impact throughout the remainder of 2014.

We continue to see steady activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continue to be offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. Historically, natural gas prices in the U.S. have been volatile. During periods of lower natural gas prices, natural gas production growth could be limited or decline in the U.S., particularly in dry gas areas. A 1% decrease in average operating horsepower of our contract operations fleet during the six months ended June 30, 2014 would have resulted in a decrease of approximately $2.7 million and $1.5 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

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

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Available Horsepower (at period end)(1)	2,966	2,366	2,966	2,366
Total Operating Horsepower (at period end)(1)	2,790	2,231	2,790	2,231
Average Operating Horsepower	2,708	2,236	2,488	2,090
Horsepower Utilization:
Spot (at period end)	94%	94%	94%	94%
Average	94%	94%	93%	95%

(1)         Includes compressor units comprising approximately 73,000 and 91,000 horsepower leased from Exterran Holdings as of June 30, 2014 and 2013, respectively. Excludes compressor units comprising approximately 1,000 and 6,000 horsepower leased to Exterran Holdings as of June 30, 2014 and 2013, respectively (see Note 3 to the Financial Statements).

Summary of Results

Net income.  We recorded net income of $17.8 million and $27.9 million during the three months ended June 30, 2014 and 2013, respectively, and $24.7 million and $42.6 million during the six months ended June 30, 2014 and 2013, respectively. The decrease in net income during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 was primarily due to $6.5 million of revenue with no incremental costs and $6.8 million of gain on sale of property, plant and equipment due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants during the second quarter of 2013. The decrease in net income during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 was also attributable to an increase in interest expense of $4.5 million and $6.7 million, respectively. The decreases in net income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were partially offset by the inclusion of the results from the assets acquired in the April 2014 MidCon Acquisition, which resulted in higher current year gross margin and depreciation and amortization expense and contributed to the increase in SG&A expense. The decreases in net income for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 were partially offset by the inclusion of the results from the assets acquired in the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, which resulted in higher current year gross margin and depreciation and amortization expense and contributed to the increase in SG&A expense.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $68.6 million and $71.1 million during the three months ended June 30, 2014 and 2013, respectively, and $124.6 million and $124.1 million during the six months ended June 30, 2014 and 2013, respectively. The decrease in EBITDA, as further adjusted, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to $6.5 million of revenue with no incremental costs and $6.8 million of gain on sale of property, plant and equipment due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants during the second quarter of 2013. The decrease in EBITDA, as further adjusted, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was also attributable to the impact of the increase in the SG&A costs cap from $12.5 million during the three months ended June 30, 2013 to an average of $17.4 million during the three months ended June 30, 2014. These decreases in EBITDA, as further adjusted, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 were partially offset by the inclusion of the results from the assets acquired in the April 2014 MidCon Acquisition, including improved gross margin. The increase in EBITDA, as further adjusted, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to the impact of the assets acquired in the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, including improved gross margin. This was partially offset by $6.5 million of revenue with no incremental costs and $6.8 million of gain on sale of property, plant and equipment due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants during the second quarter of 2013 and the impact of the increase in the SG&A costs cap from an average of $11.5 million during the six months ended June 30, 2013 to an average of $16.2 million during the six months ended June 30, 2014. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Distributable cash flow.  Our distributable cash flow was $42.4 million and $44.7 million during the three months ended June 30, 2014 and 2013, respectively, and $78.5 million and $81.8 million during the six months ended June 30, 2014 and 2013, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) was 1.26x and 1.60x during the three months ended June 30, 2014 and 2013, respectively, and 1.18x and 1.47x during the six months ended June 30, 2014 and 2013, respectively. The decrease in distributable cash flow and distributable cash flow coverage during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 was primarily due to increases in the SG&A costs cap discussed above, cash interest expense and maintenance capital expenditures, partially offset by an increase in gross margin. Distributable cash flow and distributable cash flow coverage during the three and six months ended June 30, 2013 benefited from $6.5 million of revenue with no incremental costs due to the exercise of purchase options by our customer on two natural gas processing plants during the second quarter of 2013. The decrease in distributable cash flow coverage was also impacted by an increase in distributions declared to all unitholders, including incentive distribution rights, for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 of $5.7 million and $11.2 million, respectively. Distributions declared for the three and six months ended June 30, 2014 included distributions on approximately 6,210,000 common units and 126,000 general partner units that were issued in April 2014 (see Note 11 to the Financial Statements). For a reconciliation of distributable cash flow to net income (loss) and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Financial Results of Operations

The Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended June 30,
	2014	2013
Revenue	$145,694	$125,453
Gross margin(1)	85,859	74,644
Gross margin percentage	59%	59%
Expenses:
Depreciation and amortization	$31,708	$27,030
Long-lived asset impairment	1,991	925
Restructuring charges	198	—
Selling, general and administrative — affiliates	19,047	15,203
Interest expense	14,756	10,299
Other (income) expense, net	(134)	(7,270)
Provision for income taxes	541	561
Net income	$17,752	$27,896

(1)         Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the April 2014 MidCon Acquisition as well as from organic growth in operating horsepower. Average operating horsepower was approximately 2,708,000 and 2,236,000 during the three months ended June 30, 2014 and 2013, respectively. The increase in revenue during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was also attributable to higher rates in the current year. These increases in revenue were partially offset by an $8.8 million decrease in revenue due to the termination of two natural gas processing plant contracts during the second quarter of 2013.

Gross Margin.  The increase in gross margin during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to the increases in revenue discussed above, partially offset by an $8.2 million decrease in gross margin due to the termination of two natural gas processing plant contracts during the second quarter of 2013.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to additional depreciation expense on compression equipment additions, including the assets acquired in the April 2014 MidCon Acquisition, and additional amortization expense attributable to intangible assets acquired in the April 2014 MidCon Acquisition.

Long-Lived Asset Impairment.  During the three months ended June 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 40 idle compressor units, representing approximately 8,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $2.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended June 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 20 idle compressor units, representing approximately 5,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $0.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the April 2014 MidCon Acquisition. SG&A expenses represented 13% and 12% of revenue during the three months ended June 30, 2014 and 2013, respectively.

Interest Expense.  The increase in interest expense during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to a higher average balance of long-term debt and an increase in the weighted average effective interest rate on our debt caused by the issuance of the 2014 Notes in April 2014.

Other (Income) Expense, Net.  Other (income) expense, net, during the three months ended June 30, 2013 included $7.2 million of gain on sale of property, plant and equipment primarily resulting from the exercise of purchase options by our customer on two natural gas processing plants.

The Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Revenue	$266,740	$231,515
Gross margin(1)	153,702	133,654
Gross margin percentage	58%	58%
Expenses:
Depreciation and amortization	$59,629	$49,736
Long-lived asset impairment	4,477	2,465
Restructuring charges	577	—
Selling, general and administrative — affiliates	38,423	27,810
Interest expense	24,445	17,723
Other (income) expense, net	737	(7,677)
Provision for income taxes	723	968
Net income	$24,691	$42,629

(1)         Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition as well as from organic growth in operating horsepower. Average operating horsepower was approximately 2,488,000 and 2,090,000 during the six months ended June 30, 2014 and 2013, respectively. The increase in revenue during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was also attributable to higher rates in the current year. These increases in revenue were partially offset by an $11.2 million decrease in revenue due to the termination of two natural gas processing plant contracts during the second quarter of 2013.

Gross Margin.  The increase in gross margin during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to the increases in revenue discussed above, partially offset by a $9.8 million decrease in gross margin due to the termination of two natural gas processing plant contracts during the second quarter of 2013.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to additional depreciation expense on compression equipment additions, including the assets acquired in the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, and additional amortization expense attributable to intangible assets acquired in the April 2014 MidCon Acquisition.

Long-Lived Asset Impairment.  During the six months ended June 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 65 idle compressor units, representing approximately 15,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $4.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the six months ended June 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 60 idle compressor units, representing approximately 12,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $2.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

Restructuring Charges.  In January 2014, Exterran Holdings announced a plan to centralize its make-ready operations to improve the cost and efficiency of its shops and further enhance the competitiveness of our and Exterran Holdings’ combined U.S. compressor fleet. As part of this plan, Exterran Holdings examined both recent and anticipated changes in the U.S. market, including the throughput demand of its shops and the addition of new equipment to our and Exterran Holdings’ combined U.S. compressor fleet. To better align its costs and capabilities with the current market, Exterran Holdings determined to close several of its make-ready shops. The centralization of its make-ready operations was completed in the second quarter of 2014. During the six months ended June 30, 2014, we incurred $0.6 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Exterran Holdings’ make-ready operations, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. See Note 10 to the Financial Statements for further discussion of these charges.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition and an increase in SG&A expenses allocated to the U.S. portion of Exterran Holdings’ North America contract operations segment. SG&A expenses represented 14% and 12% of revenue during the six months ended June 30, 2014 and 2013, respectively.

Interest Expense.  The increase in interest expense during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to a higher average balance of long-term debt and an increase in the weighted average effective interest rate on our debt caused by the issuance of the 2014 Notes in April 2014 and $350.0 million aggregate principal amount of 6% senior notes (the “2013 Notes”) in March 2013. These activities were partially offset by a charge of $0.7 million related to the write-off of unamortized deferred financing costs in conjunction with the March 2013 amendment to our senior secured credit agreement (the “Credit Agreement”).

Other (Income) Expense, Net.  Other (income) expense, net, during the six months ended June 30, 2014 included $1.5 million of transaction costs associated with the April 2014 MidCon Acquisition and $0.8 million of gain on sale of property, plant and equipment. Other (income) expense, net, during the six months ended June 30, 2013 included $8.2 million of gain on sale of property, plant and equipment primarily resulting from the exercise of purchase options by our customer on two natural gas processing plants and $0.6 million of transaction costs associated with the March 2013 Contract Operations Acquisition.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the six months ended June 30, 2014 and 2013, and our cash and working capital as of the end of the periods presented (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$84,185	$79,183
Investing activities	(477,191)	(26,530)
Financing activities	392,863	(41,145)
Net change in cash and cash equivalents	$(143)	$11,508

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$39	$182
Working capital	51,730	46,802

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, which contributed to the increase in gross margin during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was partially offset by a $9.8 million decrease in gross margin due to the termination of two natural gas processing plant  contracts during the six months ended June 30, 2013 and higher interest payments during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of the issuance of the 2013 Notes during the six months ended June 30, 2013.

Investing Activities.  The increase in net cash used in investing activities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily attributable to $351.1 million paid for the April 2014 MidCon Acquisition during the six months ended June 30, 2014, a $57.4 million increase in capital expenditures and a $46.3 million decrease in proceeds from sale of property, plant and equipment. These activities were partially offset by a decrease of $4.2 million in amounts due from affiliates during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Capital expenditures during the six months ended June 30, 2014 were $131.9 million, consisting of $109.8 million for fleet growth capital and $22.1 million for compressor maintenance activities.

Financing Activities.  The increase in net cash provided by financing activities during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to an increase of $249.3 million in net borrowings under our debt facilities, $169.5 million of net proceeds received from a public offering of common units in April 2014, a $21.4 million decrease in amounts due to affiliates, net, during the six months ended June 30, 2013 and a decrease of $5.0 million in payments of debt issuance costs in the current year period. These activities were partially offset by an $11.0 million increase in distributions to unitholders during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Working Capital.  The increase in working capital at June 30, 2014 compared to December 31, 2013 was primarily due to an increase of $12.0 million in accounts receivable and a $2.3 million decrease in accrued liabilities, partially offset by an increase of $5.0 million in accrued interest on the 2014 Notes and a decrease of $4.2 million in amounts due from affiliates. The increase in accounts receivable was primarily driven by billings on contracts acquired in the April 2014 MidCon Acquisition.

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

Long-Term Debt.  In November 2010, we amended and restated our Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As of June 30, 2014, we had undrawn and available capacity of $448.0 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2014, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.25%. The weighted average annual interest rate on the outstanding balance under these facilities at June 30, 2014 and June 30, 2013, excluding the effect of interest rate swaps, was 2.4% and 2.5%, respectively. During the six months ended June 30, 2014 and 2013, the average daily debt balance under these facilities was $371.6 million and $530.6 million, respectively.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the April 2014 MidCon Acquisition closed during the second quarter of 2014, our Total Debt to EBITDA ratio was temporarily increased to 5.5 to 1.0 during the quarter ended June 30, 2014 and will continue at that level through December 31, 2014, reverting to 5.25 to 1.0 for the quarter ending March 31, 2015 and subsequent quarters. As of June 30, 2014, we maintained a 5.7 to 1.0 EBITDA to Total Interest Expense ratio, a 3.8 to 1.0 Total Debt to EBITDA ratio and a 1.3 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of June 30, 2014, we were in compliance with all financial covenants under the Credit Agreement.

In March 2013, we issued $350.0 million aggregate principal amount of the 2013 Notes. We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. The 2013 Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In January 2014, holders of the 2013 Notes exchanged their 2013 Notes for registered notes with the same terms.

Prior to April 1, 2017, we may redeem all or a part of the 2013 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2013 Notes prior to April 1, 2016 with the net proceeds of one or more equity offerings at a redemption price of 106.000% of the principal amount of the 2013 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 2013 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2017, we may redeem all or a part of the 2013 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.000% for the twelve-month period beginning on April 1, 2017, 101.500% for the twelve-month period beginning on April 1, 2018 and 100.000% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 2013 Notes.

In April 2014, we issued $350.0 million aggregate principal amount of the 2014 Notes. We received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which we used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under our revolving credit facility. The 2014 Notes were issued at an original issuance discount of $5.7 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. The 2014 Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the U.S. except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. We offered and issued the 2014 Notes only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside the U.S. pursuant to Regulation S. Pursuant to a registration rights agreement, we are required to register the 2014 Notes no later than 365 days after April 7, 2014.

Prior to April 1, 2018, we may redeem all or a part of the 2014 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2014 Notes prior to April 1, 2017 with the net proceeds of one or more equity offerings at a redemption price of 106.000% of the principal amount of the 2014 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 2014 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2018, we may redeem all or a part of the 2014 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.000% for the twelve-month period beginning on April 1, 2018, 101.500% for the twelve-month period beginning on April 1, 2019 and 100.000% for the twelve-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 2014 Notes.

The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. The 2013 Notes and the 2014 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2013 Notes and the 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us.

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At June 30, 2014, we were a party to interest rate swaps with a notional value of $250.0 million, pursuant to which we make fixed payments and receive floating payments. Our interest rate swaps expire in May 2018. As of June 30, 2014, the weighted average effective fixed interest rate on our interest rate swaps was 1.7%. See Part I, Item 3 (“Quantitative and Qualitative Disclosures About Market Risk”) of this report for further discussion of our interest rate swap agreements.

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

Sales of Partnership Units.  In April 2014, we sold, pursuant to a public underwritten offering, 6,210,000 common units, including 810,000 common units pursuant to an over-allotment option. We received net proceeds of $169.5 million, after deducting underwriting discounts, commissions and offering expenses, which we used to fund a portion of the April 2014 MidCon Acquisition. In connection with this sale and as permitted under our partnership agreement, we issued and sold approximately 126,000 general partner units to our general partner so it could maintain its approximate 2.0% general partner interest in us. We received net proceeds of $3.6 million from the general partner contribution which we used to repay borrowings outstanding under our revolving credit facility.

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

On July 30, 2014, our board of directors approved a cash distribution of $0.5425 per limited partner unit, or approximately $33.6 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from April 1, 2014 through June 30, 2014. The record date for this distribution is August 11, 2014 and payment is expected to occur on August 14, 2014.

Pursuant to the Omnibus Agreement, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2014 (see Note 3 to the Financial Statements). Our cost of sales exceeded the cap provided in the Omnibus Agreement by $1.7 million during the three months ended June 30, 2013 and by $2.6 million and $5.2 million during the six months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, our cost of sales did not exceed the cap provided in the Omnibus Agreement. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.4 million and $2.4 million during the three months ended June 30, 2014 and 2013, respectively, and by $5.0 million and $4.3 million during the six months ended June 30, 2014 and 2013, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see “— Non-GAAP Financial Measures” for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $1.4 million and $4.1 million lower during the three months ended June 30, 2014 and 2013, respectively, and $7.6 million and $9.5 million lower during the six months ended June 30, 2014 and 2013, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.22x and 1.46x during the three months ended June 30, 2014 and 2013, respectively, and 1.06x and 1.30x during the six months ended June 30, 2014 and 2013, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.26x and 1.60x during the three months ended June 30, 2014 and 2013, respectively, and 1.18x and 1.47x during the six months ended June 30, 2014 and 2013, respectively.

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

The following table reconciles our net income to our gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$17,752	$27,896	$24,691	$42,629
Depreciation and amortization	31,708	27,030	59,629	49,736
Long-lived asset impairment	1,991	925	4,477	2,465
Restructuring charges	198	—	577	—
Selling, general and administrative — affiliates	19,047	15,203	38,423	27,810
Interest expense	14,756	10,299	24,445	17,723
Other (income) expense, net	(134)	(7,270)	737	(7,677)
Provision for income taxes	541	561	723	968
Gross margin	$85,859	$74,644	$153,702	$133,654

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

In the first quarter of 2014, we revised our definition of EBITDA, as further adjusted, to add back expensed acquisition costs. This adjustment was made because management uses the resulting EBITDA, as further adjusted, as a supplemental measure to review current period operating performance. EBITDA, as further adjusted, for the six months ended June 30, 2013 has been restated to exclude this amount for comparison purposes.

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

The following table reconciles our net income to EBITDA, as further adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$17,752	$27,896	$24,691	$42,629
Provision for income taxes	541	561	723	968
Depreciation and amortization	31,708	27,030	59,629	49,736
Long-lived asset impairment	1,991	925	4,477	2,465
Restructuring charges	198	—	577	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	1,399	4,097	7,555	9,454
Non-cash selling, general and administrative costs — affiliates	218	335	974	588
Interest expense	14,756	10,299	24,445	17,723
Expensed acquisition costs	—	—	1,544	575
EBITDA, as further adjusted	$68,563	$71,143	$124,615	$124,138

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

The following table reconciles our net income to distributable cash flow (in thousands, except ratios):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Net income	$17,752		$27,896		$24,691		$42,629
Depreciation and amortization	31,708		27,030		59,629		49,736
Long-lived asset impairment	1,991		925		4,477		2,465
Restructuring charges	198		—		577		—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	1,399		4,097		7,555		9,454
Non-cash selling, general and administrative costs — affiliates	218		335		974		588
Interest expense	14,756		10,299		24,445		17,723
Expensed acquisition costs	—		—		1,544		575
Less: Gain on sale of property, plant and equipment	(170)		(7,249)		(843)		(8,184)
Less: Cash interest expense	(13,563)		(9,036)		(22,401)		(15,234)
Less: Maintenance capital expenditures	(11,896)		(9,558)		(22,112)		(17,907)
Distributable cash flow	$42,393		$44,739		$78,536		$81,845

Distributions declared to all unitholders for the period, including incentive distributions rights	$33,649		$27,927		$66,742		$55,525
Distributable cash flow coverage(1)	1.26	x	1.60	x	1.18	x	1.47	x
Distributable cash flow coverage (without the cost cap benefit)(2)	1.22	x	1.46	x	1.06	x	1.30	x

(1)         Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

(2)         Defined as distributable cash flow excluding the benefit of the cost caps divided by distributions declared to all unitholders for the period, including incentive distribution rights. The benefit received by us from the caps on operating and selling, general and administrative costs provided by Exterran Holdings was $1.4 million and $4.1 million during the three months ended June 30, 2014 and 2013, respectively, and $7.6 million and $9.5 million during the six months ended June 30, 2014 and 2013, respectively.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$38,782	$46,507	$84,185	$79,183
(Provision for) benefit from doubtful accounts	(59)	(159)	(435)	226
Restructuring charges	198	—	577	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	1,399	4,097	7,555	9,454
Expensed acquisition costs	—	—	1,544	575
Payments for settlement of interest rate swaps that include financing elements	(981)	(314)	(1,894)	(314)
Maintenance capital expenditures	(11,896)	(9,558)	(22,112)	(17,907)
Changes in assets and liabilities	14,950	4,166	9,116	10,628
Distributable cash flow	$42,393	$44,739	$78,536	$81,845

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

As of June 30, 2014, after taking into consideration interest rate swaps, we had $102.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2014 would result in an annual increase in our interest expense of approximately $1.0 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of June 30, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year and 92 petitions for review in the appropriate district courts with respect to the 2013 tax year. Since we filed the petitions, many of the cases, pending in the same county, have been consolidated. Only five cases have advanced to the point of trial or submission of summary judgment motions on the merits, and only three cases have been decided, with two decisions rendered by the same presiding judge. One other case was dismissed without reaching the merits.

On October 17, 2013, the 143rd Judicial District Court of Loving County, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District that our wholly-owned subsidiary EXLP Leasing LLC (“EXLP Leasing”) and EES Leasing LLC (“EES Leasing”), a subsidiary of Exterran Holdings, are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the district court further held that the Heavy Equipment Statutes were unconstitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. EES Leasing and EXLP Leasing have appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas. The case has been fully briefed and is set for oral argument on October 9, 2014.

On October 28, 2013, the 143rd Judicial District Court of Ward County, Texas ruled in EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held that the Heavy Equipment Statutes were unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing have appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas, and the Ward County Appraisal District has cross-appealed the district court’s ruling that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment. The case has been fully briefed and is also set for oral argument on October 9, 2014.

On March 18, 2014, the 10th Judicial District Court in Galveston, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held the Heavy Equipment Statutes unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing have filed their appellate brief challenging the district court’s constitutionality holding with the Fourteenth Court of Appeals in Houston, Texas. There is currently no hearing date for oral argument.

In EES Leasing v. Irion County Appraisal District, EES Leasing and the appraisal district each filed motions for summary judgment concerning the applicability and constitutionality of the Heavy Equipment Statutes in the 51st Judicial District Court of Irion County, Texas. On May 20, 2014, the district court entered an order denying both EES Leasing’s and the appraisal district’s motions for summary judgment, holding that a fact issue existed as to the applicability of the Heavy Equipment Statutes to the one compressor at issue. No trial date has been set with respect to this lawsuit.

EES Leasing and EXLP Leasing also filed a motion for summary judgment in EES Leasing LLC & EXLP Leasing LLC v. Harris County Appraisal District, pending in the 189th Judicial District Court of Harris County, Texas. The court heard arguments on the motion on December 6, 2013 but has yet to rule. No trial date has been set.

One court has dismissed EXLP Leasing’s and EES Leasing’s tax appeals for lack of jurisdiction without reaching the merits of the appeal. In EXLP Leasing LLC et. al v. Webb County Appraisal District, filed in the 406th Judicial District Court in Webb County, United Independent School District (“United ISD”) intervened as a party in interest and sought to dismiss the lawsuit arguing that the district court was without jurisdiction to hear the appeal. Under Section 42.08(b) of the Texas Tax Code, a property owner must pay before the delinquency date the lesser of (1) the amount of taxes due on the portion of the taxable value of the property that is not in dispute or (2) the amount of taxes due on the property under the order from which the appeal is taken. EXLP Leasing and EES Leasing paid zero taxes to Webb County because the entire amount of tax assessed by Webb County was in dispute. Instead, as required by the Heavy Equipment Statutes and Texas Comptroller forms, EXLP Leasing and EES Leasing paid taxes on the compressors at issue to Victoria County, where they maintain their inventory and place of business. The Webb County Appraisal District and United ISD contest EXLP Leasing’s and EES Leasing’s position that the Heavy Equipment Statutes have special situs provisions requiring that taxes be paid where the dealer has a business location and keeps its inventory, instead arguing that taxes are payable to the county where each compressor is located as of January 1 of the tax year at issue. The court granted United ISD’s motion to dismiss on April 1, 2014 and declined EXLP Leasing’s and EES Leasing’s motion to reconsider. EXLP Leasing and EES

Leasing have appealed the dismissal order to the Fourth Court of Appeals in San Antonio, Texas. EXLP Leasing’s and EES Leasing’s opening brief is due August 11, 2014.

In Webb County, United ISD has four delinquency lawsuits pending against EXLP Leasing and EES Leasing in the 49th District Court of Webb County, Texas (“49th District Court”). In light of their pending appeal of the 406th District Court of Webb County, the 49th District Court granted the motion to continue these delinquency lawsuits filed by EXLP Leasing and EES Leasing, and there is no current trial date for the delinquency lawsuits.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

Failure to successfully combine our business with the assets acquired and to be acquired from MidCon may adversely affect our future results.

The consummation of the assets acquired through the April 2014 MidCon Acquisition and the Proposed MidCon Acquisition involve potential risks, including:

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

If these risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of the April 2014 MidCon Acquisition or the Proposed MidCon Acquisition may not be fully realized, if at all, and our business, results of operations, financial condition and our available cash for distribution could be negatively impacted.

As a result of the April 2014 MidCon Acquisition, we depend on Access for a significant portion of our revenue. The loss of our business with Access or the inability or failure of Access to meet their payment obligations may adversely affect our financial results.

For the year ended December 31, 2013, no customer individually accounted for 10% or more of our total revenue. In connection with the April 2014 MidCon Acquisition, we and Access have entered into a seven-year contract operations services agreement under which we provide contract compression services to Access in regions including the Permian, Eagle Ford, Barnett, Anadarko, Mississippi Lime, Granite Wash, Woodford, Haynesville and Niobrara Basins. Following completion of the April 2014 MidCon Acquisition, Access accounted for approximately 14% of our revenue during the three months ended June 30, 2014. The loss of our business with Access, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Access to meet their payment obligations could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our purchases of equity securities during the three months ended June 30, 2014:

Period	Total Number of Units Repurchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units yet to be Purchased Under the Publicly Announced Plans or Programs
April 1, 2014 - April 30, 2014	2,587	$29.50	N/A	N/A
May 1, 2014 - May 31, 2014	—	—	N/A	N/A
June 1, 2014 - June 30, 2014	—	—	N/A	N/A
Total	2,587	$29.50	N/A	N/A

(1)         Represents units withheld to satisfy employees’ tax withholding obligations in connection with vesting of phantom units during the period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

2.2

Purchase and Sale Agreement, dated February 27, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

2.3

Closing Agreement and First Amendment to Purchase and Sale Agreement, dated April 10, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2014

2.4

Second Amendment to Purchase and Sale Agreement, dated April 22, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.3

Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1 *

Third Amendment to Third Amended and Restated Omnibus Agreement, dated April 10, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC

31.1 *

Certification of the Principal Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *

Certification of the Principal Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **

Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **

Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2014	EXTERRAN PARTNERS, L.P.

	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

	By:	EXTERRAN GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

2.2

Purchase and Sale Agreement, dated February 27, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

2.3

Closing Agreement and First Amendment to Purchase and Sale Agreement, dated April 10, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2014

2.4

Second Amendment to Purchase and Sale Agreement, dated April 22, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.3

Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1 *

Third Amendment to Third Amended and Restated Omnibus Agreement, dated April 10, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC

31.1 *

Certification of the Principal Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *

Certification of the Principal Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **

Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **

Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished, not filed.