Form 10-Q
period 2014-09-30
EXTERRAN PARTNERS, L.P.
filed 2014-11-04
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

As of October 28, 2014, there were 55,660,543 common units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$275	$182
Accounts receivable, trade, net of allowance of $833 and $363, respectively	79,796	52,641
Due from affiliates, net	62	10,548
Total current assets	80,133	63,371
Property, plant and equipment	2,323,081	1,794,545
Accumulated depreciation	(696,879)	(647,527)
Property, plant and equipment, net	1,626,202	1,147,018
Goodwill	127,757	124,019
Intangible and other assets, net	126,542	33,655
Total assets	$1,960,634	$1,368,063

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$7,187	$7,255
Accrued interest	21,903	5,940
Current portion of interest rate swaps	5,225	3,374
Total current liabilities	34,315	16,569
Long-term debt	1,220,013	757,955
Deferred income taxes	1,293	1,132
Other long-term liabilities	1,985	652
Total liabilities	1,257,606	776,308
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 55,720,897 and 49,465,528 units issued, respectively	686,113	578,493
General partner units, 2% interest with 1,129,221 and 1,003,227 equivalent units issued and outstanding, respectively	19,773	16,780
Accumulated other comprehensive loss	(1,408)	(2,353)
Treasury units, 60,354 and 50,917 common units, respectively	(1,450)	(1,165)
Total partners’ capital	703,028	591,755
Total liabilities and partners’ capital	$1,960,634	$1,368,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Revenue — third parties	$153,103	$115,717	$419,645	$346,996
Revenue — affiliates	60	91	258	327
Total revenue	153,163	115,808	419,903	347,323

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	61,852	51,478	174,890	149,339
Depreciation and amortization	33,598	27,158	93,227	76,894
Long-lived asset impairment	3,558	784	8,035	3,249
Restructuring charges	125	—	702	—
Selling, general and administrative — affiliates	20,734	16,948	59,157	44,758
Interest expense	16,141	9,735	40,586	27,458
Other (income) expense, net	(649)	(639)	88	(8,316)
Total costs and expenses	135,359	105,464	376,685	293,382
Income before income taxes	17,804	10,344	43,218	53,941
Provision for (benefit from) income taxes	(299)	309	424	1,277
Net income	$18,103	$10,035	$42,794	$52,664

General partner interest in net income	$3,631	$1,911	$9,325	$5,794
Common units interest in net income	$14,472	$8,124	$33,469	$46,870

Weighted average common units outstanding used in income per common unit:
Basic	55,661	49,409	53,583	47,058
Diluted	55,663	49,429	53,585	47,072

Income per common unit:
Basic	$0.26	$0.16	$0.62	$1.00
Diluted	$0.26	$0.16	$0.62	$1.00

Distributions declared and paid per limited partner unit in respective periods	$0.5425	$0.5225	$1.6125	$1.5525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$18,103	$10,035	$42,794	$52,664
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	1,143	(2,256)	(1,836)	4,362
Amortization of terminated interest rate swaps	916	994	2,781	1,761
Total other comprehensive income (loss)	2,059	(1,262)	945	6,123
Comprehensive income	$20,162	$8,773	$43,739	$58,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

(unaudited)

	Partners’ Capital						Accumulated Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, January 1, 2013	$436,587	42,313,731	$13,490	858,583	$(983)	(43,630)	$(10,094)	$439,000
Issuance of common units for vesting of phantom units		19,643						—
Treasury units purchased					(91)	(3,790)		(91)
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	158,417	7,123,527	3,233	144,644				161,650
Transaction costs for registration of units	(68)							(68)
Contribution of capital, net	27,540		517					28,057
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(7,445)		(468)					(7,913)
Cash distributions	(73,051)		(5,805)					(78,856)
Unit-based compensation expense	858							858
Interest rate swap gain, net of reclassification to earnings							4,362	4,362
Amortization of terminated interest rate swaps							1,761	1,761
Net income	46,870		5,794					52,664
Balance, September 30, 2013	$589,708	49,456,901	$16,761	1,003,227	$(1,074)	(47,420)	$(3,971)	$601,424

Balance, January 1, 2014	$578,493	49,465,528	$16,780	1,003,227	$(1,165)	(50,917)	$(2,353)	$591,755
Issuance of common units for vesting of phantom units		45,369						—
Treasury units purchased					(285)	(9,437)		(285)
Net proceeds from issuance of common units	169,471	6,210,000						169,471
Proceeds from sale of general partner units to Exterran Holdings			3,573	125,994				3,573
Contribution of capital, net	3,473		(96)					3,377
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(13,581)		(757)					(14,338)
Cash distributions	(86,529)		(9,052)					(95,581)
Unit-based compensation expense	1,317							1,317
Interest rate swap loss, net of reclassification to earnings							(1,836)	(1,836)
Amortization of terminated interest rate swaps							2,781	2,781
Net income	33,469		9,325					42,794
Balance, September 30, 2014	$686,113	55,720,897	$19,773	1,129,221	$(1,450)	(60,354)	$(1,408)	$703,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$42,794	$52,664
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	93,227	76,894
Long-lived asset impairment	8,035	3,249
Amortization of deferred financing costs	2,268	2,355
Amortization of debt discount	760	282
Amortization of terminated interest rate swaps	2,781	1,761
Interest rate swaps	258	295
Unit-based compensation expense	1,322	873
Provision for (benefit from) doubtful accounts	580	(174)
Gain on sale of property, plant and equipment	(2,257)	(8,798)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	(27,735)	(10,106)
Other liabilities	15,132	8,960
Net cash provided by operating activities	137,165	128,255

Cash flows from investing activities:
Capital expenditures	(209,386)	(114,789)
Payments for MidCon acquisitions	(483,012)	—
Proceeds from sale of property, plant and equipment	5,891	50,567
(Increase) decrease in amounts due from affiliates, net	10,486	(6,045)
Net cash used in investing activities	(676,021)	(70,267)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	793,798	923,536
Repayments of long-term debt	(332,500)	(884,500)
Distributions to unitholders	(95,581)	(78,856)
Net proceeds from issuance of common units	169,471	—
Net proceeds from sale of general partner units	3,573	—
Payments for debt issuance costs	(6,923)	(11,929)
Payments for settlement of interest rate swaps that include financing elements	(2,844)	(1,271)
Purchases of treasury units	(285)	(91)
Capital contribution from limited partners and general partner	10,240	16,830
Decrease in amounts due to affiliates, net	—	(21,598)
Net cash provided by (used in) financing activities	538,949	(57,879)

Net increase in cash and cash equivalents	93	109
Cash and cash equivalents at beginning of period	182	142
Cash and cash equivalents at end of period	$275	$251

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$4,591	$18,659
Contract operations equipment acquired/exchanged, net	$(11,454)	$149,030
Intangible assets allocated in contract operations acquisitions	$—	$3,131
Non-cash capital distribution due to the contract operations acquisitions	$—	$12,350
Common units issued in contract operations acquisitions	$—	$170,537
General partner units issued in contract operations acquisitions	$—	$3,463

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

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At September 30, 2014 and December 31, 2013, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$690,013	$683,000	$344,955	$346,000
Floating rate debt	530,000	531,000	413,000	413,000
Total debt	$1,220,013	$1,214,000	$757,955	$759,000

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

The following table reconciles net income used in the calculation of basic and diluted earnings per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$18,103	$10,035	$42,794	$52,664
Less: General partner incentive distribution rights	(3,338)	(1,746)	(8,647)	(4,842)
Less: General partner 2% ownership interest	(293)	(165)	(678)	(952)
Common units interest in net income	14,472	8,124	33,469	46,870
Less: Net income attributable to participating securities	(50)	—	(149)	—
Net income used in basic and diluted earnings per common unit	$14,422	$8,124	$33,320	$46,870

There were no adjustments to net income attributable to common unitholders for the diluted earnings per common unit calculation for the three and nine months ended September 30, 2014 and 2013.

The following table shows the potential common units that were included in computing diluted earnings per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common units outstanding including participating securities	55,752	49,409	53,664	47,058
Less: Weighted average participating securities outstanding	(91)	—	(81)	—
Weighted average common units outstanding — used in basic earnings per common unit	55,661	49,409	53,583	47,058
Net dilutive potential common units issuable:
Phantom units	2	20	2	14
Weighted average common units and dilutive potential common units — used in diluted earnings per common unit	55,663	49,429	53,585	47,072

2.  August 2014 MidCon Acquisition, April 2014 MidCon Acquisition and March 2013 Contract Operations Acquisition

August 2014 MidCon Acquisition

On August 8, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $130.1 million (the “August 2014 MidCon Acquisition”). The purchase price was funded with borrowings under our revolving credit facility. The majority of the horsepower acquired is under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton was assigned to us effective as of the closing. During the nine months ended September 30, 2014, we incurred transaction costs of approximately $0.9 million related to the August 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company for $4.1 million. The purchase price paid by us and the wholly-owned subsidiary of Exterran Holdings is subject to post-closing adjustments in accordance with the terms of the Purchase and Sale Agreement.

We accounted for the August 2014 MidCon Acquisition using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to property, plant and equipment, goodwill, identifiable intangible assets and liabilities. Post-closing adjustments to the purchase price could impact future depreciation and amortization expense. The final valuation of net assets acquired is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with GAAP.

The following table summarizes the preliminary purchase price allocation based on estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Preliminary Fair Value
Property, plant and equipment	$78,356
Goodwill	3,738
Intangible assets	48,373
Current liabilities	(372)
Preliminary purchase price	$130,095

Property, Plant and Equipment, Goodwill and Intangible Assets Acquired

The preliminary amount of property, plant and equipment is comprised of compression equipment that will be depreciated on a straight-line basis over an estimated average remaining useful life of 24 years.

The preliminary amount of goodwill of $3.7 million resulting from the acquisition is attributable to the expansion of our services in the region. The preliminary amount of goodwill recorded is considered to have an indefinite life and will be reviewed annually for impairment or more frequently if indicators of impairment exist.

The preliminary amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisting of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$21,590	25 years
Contract based	26,783	5 years
Total acquired identifiable intangible assets	$48,373

The results of operations attributable to the assets acquired in the August 2014 MidCon Acquisition have been included in our condensed consolidated financial statements since the date of acquisition. Revenue attributable to the assets acquired in the August 2014 MidCon Acquisition was $3.4 million from the date of acquisition through September 30, 2014. We are unable to provide earnings attributable to the assets acquired in the August 2014 MidCon Acquisition since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets.

April 2014 MidCon Acquisition

On April 10, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon for $352.9 million (the “April 2014 MidCon Acquisition”). The purchase price was funded with the net proceeds from the sale, pursuant to a public underwritten offering, of 6.2 million common units and a portion of the net proceeds from the issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, we and Access entered into a seven-year contract operations services agreement under which we will provide compression services to Access. During the nine months ended September 30, 2014, we incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company for $7.7 million.

We accounted for the April 2014 MidCon Acquisition using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The preliminary allocation of the purchase price was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to property, plant and equipment, identifiable intangible assets and liabilities. Adjustments to the preliminary purchase price allocation could impact future depreciation and amortization expense. The final valuation of net assets acquired is expected to be completed as soon as possible, but no later than one year from the acquisition date, in accordance with GAAP. The following table summarizes the preliminary purchase price allocation based on estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Preliminary
Fair Value
Property, plant and equipment	$311,270
Intangible assets	42,474
Current liabilities	(827)
Purchase price	$352,917

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

The preliminary amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisting of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$4,701	25 years
Contract based	37,773	7 years
Total acquired identifiable intangible assets	$42,474

The results of operations attributable to the assets acquired in the April 2014 MidCon Acquisition have been included in our condensed consolidated financial statements since the date of acquisition. Revenue attributable to the assets acquired in the April 2014 MidCon Acquisition was $42.7 million from the date of acquisition through September 30, 2014. We are unable to provide earnings attributable to the assets acquired in the April 2014 MidCon Acquisition since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets.

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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the March 2013 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded a capital distribution of $12.4 million for the March 2013 Contract Operations Acquisition during the nine months ended September 30, 2013.

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

Pro Forma Financial Information

Pro forma financial information for the three and nine months ended September 30, 2014 and 2013 has been included to give effect to the additional assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition. The August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition are presented in the pro forma financial information as though the transactions occurred as of January 1, 2013. The pro forma financial information reflects the following transactions:

As related to the August 2014 MidCon Acquisition:

•          our acquisition in August 2014 of natural gas compression assets and identifiable intangible assets from MidCon; and

•          our borrowings under our revolving credit facility to pay $130.1 million to MidCon for the August 2014 MidCon Acquisition.

As related to the April 2014 MidCon Acquisition:

•          our acquisition in April 2014 of natural gas compression assets and identifiable intangible assets from MidCon;

•          our issuance of 6.2 million common units to the public and approximately 126,000 general partner units to our general partner;

•          our issuance of $350.0 million aggregate principal amount of the 2014 Notes; and

•          our use of proceeds from the issuance of common units, general partner units and the 2014 Notes to pay $352.9 million to MidCon for the April 2014 MidCon Acquisition and to pay down $157.5 million on our revolving credit facility.

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

The following table shows pro forma financial information for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$155,475	$144,414	$457,710	$442,981
Net income	$17,823	$13,448	$45,482	$65,806
Basic earnings per common unit	$0.25	$0.20	$0.65	$1.06
Diluted earnings per common unit	$0.25	$0.20	$0.65	$1.06

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial statements. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to our general partner than to our common unitholders. The pro forma net income per limited partner unit calculations reflect the incentive distributions made to our general partner and a reduction of net income allocable to our limited partners of $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, which reflects the amount of additional incentive distributions that would have occurred if the pro forma limited partner units had been outstanding as of January 1, 2013. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the three and nine months ended September 30, 2014.

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

Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the nine months ended September 30, 2014 and 2013, we purchased $152.6 million and $79.3 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the nine months ended September 30, 2014 and 2013 was recorded in our condensed consolidated balance sheets as property, plant and equipment of $138.3 million and $71.4 million, respectively, which represents the carrying value of the Exterran Holdings’ affiliates that sold it to us, and as a distribution of equity of $14.3 million and $7.9 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the nine months ended September 30,

2014 and 2013, Exterran Holdings contributed to us $4.6 million and $18.7 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

During the nine months ended September 30, 2014, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 349 compressor units, totaling approximately 176,300 horsepower with a net book value of approximately $74.4 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 354 compressor units, totaling approximately 128,800 horsepower with a net book value of approximately $63.0 million, to us. During the nine months ended September 30, 2013, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 231 compressor units, totaling approximately 102,800 horsepower with a net book value of approximately $45.5 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 235 compressor units, totaling approximately 74,600 horsepower with a net book value of approximately $36.0 million, to us. During the nine months ended September 30, 2014 and 2013, we recorded capital distributions of approximately $11.4 million and $9.5 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At September 30, 2014, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $0.6 million and $0.1 million, respectively. During each of the nine month periods ended September 30, 2014 and 2013, we had revenue of $0.3 million from Exterran Holdings related to the lease of our compression equipment. During the nine months ended September 30, 2014 and 2013, we had cost of sales of $3.8 million and $4.4 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

During the nine months ended September 30, 2013, we sold used compression equipment with a net book value of $1.3 million to Exterran Holdings for $3.4 million. Under GAAP, assets sales between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration received and the carrying value of the assets sold is treated as a capital distribution or contribution. During the nine months ended September 30, 2013, we recorded a capital contribution of $2.1 million related to the difference between the sales price and the carrying value of the used compression equipment sold. During the nine months ended September 30, 2014, we did not sell any used compression equipment to Exterran Holdings.

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

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $3.2 million during the three months ended September 30, 2013 and by $2.5 million and $8.4 million during the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, our cost of sales did not exceed the cap provided in the Omnibus Agreement. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $2.7 million and $4.2 million during the three months ended September 30, 2014 and 2013, respectively, and by $7.7 million and $8.4 million during the nine months ended September 30, 2014 and 2013, respectively. The excess amounts over the caps are included in the condensed consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our condensed consolidated balance sheets and condensed consolidated statements of cash flows.

4.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Revolving credit facility due May 2018	$380,000	$263,000
Term loan facility due May 2018	150,000	150,000
6% senior notes due April 2021 (presented net of the unamortized discount of $4.6 million and $5.0 million, respectively)	345,381	344,955
6% senior notes due October 2022 (presented net of the unamortized discount of $5.4 million as of September 30, 2014)	344,632	—
Long-term debt	$1,220,013	$757,955

Revolving Credit Facility and Term Loan

In March 2013, we amended our senior secured credit agreement (the “Credit Agreement”) to reduce the borrowing capacity under our revolving credit facility by $100.0 million to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our condensed consolidated statements of operations. We incurred transaction costs of approximately $4.3 million related to the amendment to our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of September 30, 2014, we had undrawn and available capacity of $270.0 million under our revolving credit facility.

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

The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. The 2013 Notes and the 2014 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2013 Notes and the 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional (subject to customary release provisions) and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. EXLP Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the 2013 Notes and the 2014 Notes. Because we have no independent operations, the guarantees are full and unconditional (subject to customary release provisions) and constitute joint and several obligations of our subsidiaries other than EXLP Finance Corp., and as a result we have not included consolidated financial information of our subsidiaries.

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

•          fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•          thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2013 and 2014:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2013 — 3/31/2013	May 15, 2013	$0.5175	$27.6 million
4/1/2013 — 6/30/2013	August 14, 2013	0.5225	27.9 million
7/1/2013 — 9/30/2013	November 14, 2013	0.5275	28.3 million
10/1/2013 — 12/31/2013	February 14, 2014	0.5325	28.8 million
1/1/2014 — 3/31/2014	May 15, 2014	0.5375	33.1 million
4/1/2014 — 6/30/2014	August 14, 2014	0.5425	33.6 million

(1) Includes distributions to our general partner on its incentive distribution rights.

On October 28, 2014, our board of directors approved a cash distribution of $0.5525 per limited partner unit, or approximately $34.8 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from July 1, 2014 through September 30, 2014. The record date for this distribution is November 7, 2014 and payment is expected to occur on November 14, 2014.

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

Phantom Units

The following table presents phantom unit activity during the nine months ended September 30, 2014:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2014	85,361	$23.72
Granted	54,896	30.50
Vested	(45,369)	24.69
Phantom units outstanding, September 30, 2014	94,888	27.18

As of September 30, 2014, we expect $2.0 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.0 years.

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

Interest Rate Risk

During the three months ended September 30, 2014, we entered into interest rate swaps with a notional value of $150.0 million. At September 30, 2014, we were a party to interest rate swaps with a total notional value of $400.0 million, pursuant to which we make fixed payments and receive floating payments. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2019. As of September 30, 2014, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. There was no ineffectiveness related to interest rate swaps during the nine months ended September 30, 2014 and 2013. We estimate that $5.5 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at September 30, 2014, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$2,925
Interest rate hedges	Current portion of interest rate swaps	(5,225)
Total derivatives		$(2,300)

	December 31, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$322
Interest rate hedges	Current portion of interest rate swaps	(3,374)
Total derivatives		$(3,052)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$846	Interest expense	$(1,213)	$(2,283)	Interest expense	$(3,228)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges	$(2,247)	Interest expense	$(985)	$2,453	Interest expense	$(3,670)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, with pricing levels as of the date of valuation (in thousands):

	September 30, 2014			December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$2,925	$—	$—	$322	$—
Interest rate swaps liability	—	(5,225)	—	—	(3,374)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2014 and 2013, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$865	$—	$—	$927

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a discount rate of 9%.

9.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the nine months ended September 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 95 idle compressor units, representing approximately 23,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $7.4 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the third quarter of 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $0.6 million to reduce the book value of each unit to its estimated fair value.

During the nine months ended September 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 80 idle compressor units, representing approximately 16,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $3.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

During the nine months ended September 30, 2014, we incurred $0.7 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Exterran Holdings’ make-ready operations, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. These charges are reflected as restructuring charges in our condensed consolidated statements of operations.

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

As of September 30, 2014, Exterran Holdings owned 19,618,918 common units and 1,129,221 general partner units, collectively representing a 37% interest in us.

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

During 2013 and the first nine months of 2014, we were party to three Heavy Equipment Statutes cases tried and completed in Texas state district courts. In each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and have appealed the courts’ decisions in our cases. For two of these district court rulings, oral arguments were made before the Eighth Court of Appeals in El Paso, Texas on October 9, 2014. No decision has been issued. In a fourth state district court case, both parties’ respective motions for summary judgment are pending and we have yet to receive the court’s decision. In a fifth state district court case, the court denied both parties’ respective motions for summary judgment and set a trial date for February 15, 2015.

As a result of the new methodology, our ad valorem tax expense (which is reflected on our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $7.4 million during the nine months ended September 30, 2014. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $17.9 million as of September 30, 2014, of which approximately $4.6 million has been agreed to by a number of appraisal review boards and county appraisal districts and $13.3 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with appraisal districts to stay or abate other pending district court cases. If we are unsuccessful in any of the cases with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to penalties and interest. In addition, if we are unsuccessful in any of the cases with the appraisal districts, we would likely be required to pay the ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows, including our cash available for distribution.

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

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2014 and December 31, 2013, we have accrued $0.1 million and $4.7 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

August 2014 MidCon Acquisition

On August 8, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $130.1 million (the “August 2014 MidCon Acquisition”). The purchase price was funded with borrowings under our revolving credit facility. The majority of the horsepower acquired is under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton was assigned to us effective as of the closing. During the nine months ended September 30, 2014, we incurred transaction costs of approximately $0.9 million related to the August 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company for $4.1 million. The purchase price paid by us and the wholly-owned subsidiary of Exterran Holdings is subject to post-closing adjustments in accordance with the terms of the Purchase and Sale Agreement.

April 2014 MidCon Acquisition

On April 10, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon for $352.9 million (the “April 2014 MidCon Acquisition”). The purchase price was funded with the net proceeds from the sale, pursuant to a public underwritten offering, of 6.2 million common units and a portion of the net proceeds from the issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, we and Access entered into a seven-year contract operations services agreement under which we will provide compression services to Access. During the nine months ended September 30, 2014, we incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company for $7.7 million.

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

Natural gas consumption in the U.S. for the twelve months ended July 31, 2014 increased by approximately 4% compared to the twelve months ended July 31, 2013. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 2% in 2014 compared to 2013 and increase by an average of 0.7% per year thereafter until 2040.

Natural gas marketed production in the U.S. for the twelve months ended July 31, 2014 increased by approximately 4% compared to the twelve months ended July 31, 2013. The EIA forecasts that total U.S. natural gas marketed production will increase by 5% in 2014 compared to 2013, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040.

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

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, our customers’ decisions between using our services or our competitors’ services, our customers’ decisions regarding whether to own and operate the equipment themselves, and the timing and consummation of acquisitions of additional contract operations customer service agreements and equipment from Exterran Holdings or others. As we believe there will continue to be steady activity in certain U.S. areas focused on the production of oil and natural gas liquids, we have invested more capital in new fleet units in 2014 than we did in 2013.

In the second half of 2011, Exterran Holdings, which provides all operational staff, corporate staff and support services necessary to operate our business, embarked on a multi-year plan to improve the profitability of its operations, including the operations of our business. Exterran Holdings implemented certain key profitability initiatives associated with this plan in 2012 and implemented additional process initiatives intended to improve operating efficiency and reduce cost structure throughout 2013 and into 2014. These initiatives have positively impacted our business, and we expect continued positive impact.

We continue to see steady activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continue to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. During the nine months ended September 30, 2014, excluding operating horsepower added through acquisitions, our operating horsepower has increased at a higher rate in the shale plays and areas focused on the production of oil and natural gas liquids than the declines we have seen in the more mature and predominately dry gas plays in the U.S. Historically, oil and natural gas prices in the U.S. have been volatile. Global oil prices have fallen recently compared to levels seen over the past 18 months. West Texas Intermediate crude oil spot prices as of September 30, 2014 were 14% and 11% lower than prices at June 30, 2014 and September 30, 2013, respectively. During periods of lower oil and natural gas prices, oil and natural gas production growth could moderate or decline in the U.S. A 1% decrease in average operating horsepower of our contract operations fleet during the nine months ended September 30, 2014 would have resulted in a decrease of approximately $4.2 million and $2.5 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

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

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Available Horsepower (at period end)(1)	3,052	2,391	3,052	2,391
Total Operating Horsepower (at period end)(1)	2,947	2,221	2,947	2,221
Average Operating Horsepower	2,877	2,217	2,618	2,127
Horsepower Utilization:
Spot (at period end)	97%	93%	97%	93%
Average	96%	93%	94%	94%

(1)         Includes compressor units comprising approximately 64,000 and 96,000 horsepower leased from Exterran Holdings as of September 30, 2014 and 2013, respectively. Excludes compressor units comprising approximately 1,000 and 7,000 horsepower leased to Exterran Holdings as of September 30, 2014 and 2013, respectively (see Note 3 to the Financial Statements).

Summary of Results

Net income.  We generated net income of $18.1 million and $10.0 million during the three months ended September 30, 2014 and 2013, respectively, and $42.8 million and $52.7 million during the nine months ended September 30, 2014 and 2013, respectively. The increase in net income during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was attributable to the inclusion of the results from the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, which resulted in higher current year gross margin and depreciation and amortization expense and contributed to the increase in selling, general and administrative (“SG&A”) expense. These activities were partially offset by an increase in interest expense of $6.4 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in net income during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to $9.8 million of gross margin and $6.8 million of gain on sale of property, plant and equipment recognized on two natural gas processing plant contracts that terminated during the second quarter of 2013. These decreases in net income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were partially offset by the inclusion of the results from the assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, which resulted in higher current year gross margin and depreciation and amortization expense and contributed to the increase in SG&A expense.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $75.1 million and $55.7 million during the three months ended September 30, 2014 and 2013, respectively, and $199.7 million and $179.8 million during the nine months ended September 30, 2014 and 2013, respectively. The increase in EBITDA, as further adjusted, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was attributable to the inclusion of the results from the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, including improved gross margin. These activities were partially offset by the impact of the increase in the SG&A costs cap from $12.5 million during the three months ended September 30, 2013 to $17.7 million during the three months ended September 30, 2014 and a decrease of $3.2 million in the benefit received by us from the cap on operating costs provided by Exterran Holdings. The increase in EBITDA, as further adjusted, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to the impact of the assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, including improved gross margin. These activities were partially offset by $9.8 million of gross margin and $6.8 million of gain on sale of property, plant and equipment recognized on two natural gas processing plant contracts that terminated during the second quarter of 2013, a decrease of $5.9 million in the benefit received by us from the cap on operating costs provided by Exterran Holdings and the impact of the increase in the SG&A costs cap from an average of $11.8 million per quarter during the nine months ended September 30, 2013 to an average of $16.7 million per quarter during the nine months ended September 30, 2014. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Distributable cash flow.  Our distributable cash flow was $45.7 million and $33.3 million during the three months ended September 30, 2014 and 2013, respectively, and $124.2 million and $115.1 million during the nine months ended September 30, 2014 and 2013, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) was 1.31x and 1.17x during the three months ended September 30, 2014 and 2013, respectively, and 1.22x and 1.37x during the nine months ended September 30, 2014 and 2013, respectively. The increase in distributable cash flow during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 was primarily due to increases in the gross margin discussed above, partially offset by the impact of increases in the SG&A costs cap discussed above, decreases in benefits received from the cap on operating costs provided by Exterran Holdings discussed above, increases in cash interest expense and increases in maintenance capital expenditures. Distributable cash flow and distributable cash flow coverage during the nine months ended September 30, 2013 benefited from $9.8 million of gross margin recognized on two natural gas processing plant contracts that terminated during the second quarter of 2013. Additionally, distributable cash flow coverage was impacted by an increase in distributions declared to all unitholders, including incentive distribution rights, during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 of $6.4 million and $17.6 million, respectively. For a reconciliation of distributable cash flow to net income (loss) and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Financial Results of Operations

The Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
Revenue	$153,163	$115,808
Gross margin(1)	91,311	64,330
Gross margin percentage	60%	56%
Expenses:
Depreciation and amortization	$33,598	$27,158
Long-lived asset impairment	3,558	784
Restructuring charges	125	—
Selling, general and administrative — affiliates	20,734	16,948
Interest expense	16,141	9,735
Other (income) expense, net	(649)	(639)
Provision for (benefit from) income taxes	(299)	309
Net income	$18,103	$10,035

(1)         Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as from organic growth in operating horsepower. Average operating horsepower was approximately 2,877,000 and 2,217,000 during the three months ended September 30, 2014 and 2013, respectively. The increase in revenue during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was also attributable to higher rates in the current year.

Gross Margin.  The increases in gross margin and gross margin percentage during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 were primarily due to the increases in revenue discussed above.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to additional depreciation expense on compression equipment additions, including the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, and additional amortization expense attributable to intangible assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

Long-Lived Asset Impairment.  During the three months ended September 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 30 idle compressor units, representing approximately 8,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $3.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the third quarter of 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $0.6 million to reduce the book value of each unit to its estimated fair value.

During the three months ended September 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 20 idle compressor units, representing approximately 4,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $0.8 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. SG&A expenses represented 14% and 15% of revenue during the three months ended September 30, 2014 and 2013, respectively.

Interest Expense.  The increase in interest expense during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to a higher average balance of long-term debt and an increase in the weighted average effective interest rate on our debt caused by the issuance of the 2014 Notes in April 2014.

Other (Income) Expense, Net.  Other (income) expense, net, during the three months ended September 30, 2014 included $0.9 million of transaction costs associated with the August 2014 MidCon Acquisition and $1.4 million of gain on sale of property, plant and equipment. Other (income) expense, net, during the three months ended September 30, 2013 included $0.6 million of gain on sale of property, plant and equipment.

Provision for (Benefit from) Income Taxes.  The decrease in our provision for income taxes during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to a state tax benefit recognized in the current period for amendments to prior years’ tax returns.

The Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Revenue	$419,903	$347,323
Gross margin(1)	245,013	197,984
Gross margin percentage	58%	57%
Expenses:
Depreciation and amortization	$93,227	$76,894
Long-lived asset impairment	8,035	3,249
Restructuring charges	702	—
Selling, general and administrative — affiliates	59,157	44,758
Interest expense	40,586	27,458
Other (income) expense, net	88	(8,316)
Provision for income taxes	424	1,277
Net income	$42,794	$52,664

(1)         Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition as well as from organic growth in operating horsepower. Average operating horsepower was approximately 2,618,000 and 2,127,000 during the nine months ended September 30, 2014 and 2013, respectively. The increase in revenue during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was also attributable to higher rates in the current year. These increases in revenue were partially offset by an $11.2 million decrease in revenue due to the termination of two natural gas processing plant contracts during the second quarter of 2013.

Gross Margin.  The increases in gross margin and gross margin percentage during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 were primarily due to the increases in revenue discussed above, partially offset by a $9.8 million decrease in gross margin due to the termination of two natural gas processing plant contracts during the second quarter of 2013.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to additional depreciation expense on compression equipment additions, including the assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, and additional amortization expense attributable to intangible assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

Long-Lived Asset Impairment.  During the nine months ended September 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 95 idle compressor units, representing approximately 23,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $7.4 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the third quarter of 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $0.6 million to reduce the book value of each unit to its estimated fair value.

During the nine months ended September 30, 2013, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 80 idle compressor units, representing approximately 16,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $3.2 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

Restructuring Charges.  In January 2014, Exterran Holdings announced a plan to centralize its make-ready operations to improve the cost and efficiency of its shops and further enhance the competitiveness of our and Exterran Holdings’ combined U.S. compressor fleet. As part of this plan, Exterran Holdings examined both recent and anticipated changes in the U.S. market, including the throughput demand of its shops and the addition of new equipment to our and Exterran Holdings’ combined U.S. compressor fleet. To better align its costs and capabilities with the current market, Exterran Holdings determined to close several of its make-ready shops. The centralization of its make-ready operations was completed in the second quarter of 2014. During the nine months ended September 30, 2014, we incurred $0.7 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Exterran Holdings’ make-ready operations, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. See Note 10 to the Financial Statements for further discussion of these charges.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition. SG&A expenses represented 14% and 13% of revenue during the nine months ended September 30, 2014 and 2013, respectively.

Interest Expense.  The increase in interest expense during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to a higher average balance of long-term debt and an increase in the weighted average effective interest rate on our debt caused by the issuance of the 2014 Notes in April 2014 and the issuance of $350.0 million aggregate principal amount of 6% senior notes in March 2013 (the “2013 Notes”). These activities were partially offset by a charge of $0.7 million related to the write-off of unamortized deferred financing costs in conjunction with the March 2013 amendment to our senior secured credit agreement (the “Credit Agreement”).

Other (Income) Expense, Net.  Other (income) expense, net, during the nine months ended September 30, 2014 included $2.4 million of transaction costs associated with the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition and $2.3 million of gain on sale of property, plant and equipment. Other (income) expense, net, during the nine months ended September 30, 2013 included $8.8 million of gain on sale of property, plant and equipment, of which $6.8 million resulted from the exercise of purchase options by our customer on two natural gas processing plant contracts, and $0.6 million of transaction costs associated with the March 2013 Contract Operations Acquisition.

Provision for Income Taxes.  The decrease in our provision for income taxes during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to a state tax benefit recognized in the current period for amendments to prior years’ tax returns.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the nine months ended September 30, 2014 and 2013, and our cash and working capital as of the end of the periods presented (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$137,165	$128,255
Investing activities	(676,021)	(70,267)
Financing activities	538,949	(57,879)
Net change in cash and cash equivalents	$93	$109

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$275	$182
Working capital	45,818	46,802

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, which contributed to the increase in gross margin and SG&A expense during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This activity was partially offset by a $9.8 million decrease in gross margin due to the termination of two natural gas processing plant contracts during the second quarter of 2013 and higher interest payments during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Investing Activities.  The increase in net cash used in investing activities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to $483.0 million paid for the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition during the nine months ended September 30, 2014, a $94.6 million increase in capital expenditures and a $44.7 million decrease in proceeds from sale of property, plant and equipment. These activities were partially offset by a decrease of $16.5 million in amounts due from affiliates during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Capital expenditures during the nine months ended September 30, 2014 were $209.4 million, consisting of $173.9 million for fleet growth capital and $35.5 million for compressor maintenance activities.

Financing Activities.  The increase in net cash provided by financing activities during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to an increase of $422.3 million in net borrowings under our debt facilities, $169.5 million of net proceeds received from a public offering of common units in April 2014 and a $21.6 million decrease in amounts due to affiliates, net, during the nine months ended September 30, 2013. These activities were partially offset by a $16.7 million increase in distributions to unitholders during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Working Capital.  The decrease in working capital at September 30, 2014 compared to December 31, 2013 was primarily due to an increase of $16.0 million in accrued interest, a decrease of $10.5 million in amounts due from affiliates and an increase of $1.9 million in current portion of interest rate swaps, offset by an increase of $27.2 million in accounts receivable. The increase in accounts receivable was primarily driven by billings on contracts acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The increase in accrued interest was primarily due to the issuance of the 2014 Notes in April 2014 and timing of interest payments on the 2013 Notes.

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

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our senior secured credit facility and that we will be able to generate cash or borrow adequate amounts of cash under our senior secured credit facility to meet our needs through December 31, 2014. Given our objective of long-term growth through acquisitions, expansion capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and expansion projects. We expect to fund these future capital expenditures with borrowings under our senior secured credit facility and the issuance of additional debt and equity securities, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

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

Long-Term Debt.  In November 2010, we amended and restated our Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As of September 30, 2014, we had undrawn and available capacity of $270.0 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2014, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance under these facilities at September 30, 2014 and 2013, excluding the effect of interest rate swaps, was 2.7% and 2.2%, respectively. During the nine months ended September 30, 2014 and 2013, the average daily debt balance under these facilities was $397.1 million and $471.6 million, respectively.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, our Total Debt to EBITDA ratio was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and will continue at that level through March 31, 2015, reverting to 5.25 to 1.0 for the quarter ending June 30, 2015 and subsequent quarters. As of September 30, 2014, we maintained a 5.5 to 1.0 EBITDA to Total Interest Expense ratio, a 4.1 to 1.0 Total Debt to EBITDA ratio and a 1.8 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of September 30, 2014, we were in compliance with all financial covenants under the Credit Agreement.

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

The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. The 2013 Notes and the 2014 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2013 Notes and the 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional (subject to customary release provisions) and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us.

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At September 30, 2014, we were a party to interest rate swaps with a notional value of $400.0 million, pursuant to which we make fixed payments and receive floating payments. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2019. As of September 30, 2014, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. See Part I, Item 3 (“Quantitative and Qualitative Disclosures About Market Risk”) of this report for further discussion of our interest rate swap agreements.

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

On October 28, 2014, our board of directors approved a cash distribution of $0.5525 per limited partner unit, or approximately $34.8 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from July 1, 2014 through September 30, 2014. The record date for this distribution is November 7, 2014 and payment is expected to occur on November 14, 2014.

Pursuant to the Omnibus Agreement, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses is capped through December 31, 2014 (see Note 3 to the Financial Statements). Our cost of sales exceeded the cap provided in the Omnibus Agreement by $3.2 million during the three months ended September 30, 2013 and by $2.5 million and $8.4 million during the nine months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, our cost of sales did not exceed the cap provided in the Omnibus Agreement. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $2.7 million and $4.2 million during the three months ended September 30, 2014 and 2013, respectively, and by $7.7 million and $8.4 million during the nine months ended September 30, 2014 and 2013, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see “— Non-GAAP Financial Measures” for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $2.7 million and $7.4 million lower during the three months ended September 30, 2014 and 2013, respectively, and $10.2 million and $16.8 million lower during the nine months ended September 30, 2014 and 2013, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.24x and 0.91x during the three months ended September 30, 2014 and 2013, respectively, and 1.12x and 1.17x during the nine months ended September 30, 2014 and 2013, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.31x and 1.17x during the three months ended September 30, 2014 and 2013, respectively, and 1.22x and 1.37x during the nine months ended September 30, 2014 and 2013, respectively.

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

The following table reconciles our net income to our gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$18,103	$10,035	$42,794	$52,664
Depreciation and amortization	33,598	27,158	93,227	76,894
Long-lived asset impairment	3,558	784	8,035	3,249
Restructuring charges	125	—	702	—
Selling, general and administrative — affiliates	20,734	16,948	59,157	44,758
Interest expense	16,141	9,735	40,586	27,458
Other (income) expense, net	(649)	(639)	88	(8,316)
Provision for (benefit from) income taxes	(299)	309	424	1,277
Gross margin	$91,311	$64,330	$245,013	$197,984

We define EBITDA, as further adjusted, as net income (loss) (a) excluding income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restructuring charges, expensed acquisition costs, other items and non-cash SG&A costs (b) plus the amounts reimbursed to us by Exterran Holdings as a result of the caps on cost of sales and SG&A costs provided in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes. We believe EBITDA, as further adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization expense, impairment charges), tax consequences, caps on operating and SG&A costs, non-cash SG&A costs and reimbursements, impairment charges, restructuring charges and other items. Management uses EBITDA, as further adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as further adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

In the first quarter of 2014, we revised our definition of EBITDA, as further adjusted, to add back expensed acquisition costs. This adjustment was made because management uses the resulting EBITDA, as further adjusted, as a supplemental measure to review current period operating performance. EBITDA, as further adjusted, for the nine months ended September 30, 2013 has been restated to exclude this amount for comparison purposes.

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

The following table reconciles our net income to EBITDA, as further adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$18,103	$10,035	$42,794	$52,664
Provision for (benefit from) income taxes	(299)	309	424	1,277
Depreciation and amortization	33,598	27,158	93,227	76,894
Long-lived asset impairment	3,558	784	8,035	3,249
Restructuring charges	125	—	702	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	2,685	7,376	10,240	16,830
Non-cash selling, general and administrative costs — affiliates	348	285	1,322	873
Interest expense	16,141	9,735	40,586	27,458
Expensed acquisition costs	866	—	2,410	575
EBITDA, as further adjusted	$75,125	$55,682	$199,740	$179,820

We define distributable cash flow as net income (loss) (a) plus depreciation and amortization expense, impairment charges, restructuring charges, expensed acquisition costs, non-cash SG&A costs, interest expense and any amounts reimbursed to us by Exterran Holdings as a result of the caps on cost of sales and SG&A costs provided in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes, (b) less cash interest expense (excluding amortization of deferred financing fees, amortization of debt discount and non-cash transactions related to interest rate swaps) and maintenance capital expenditures, and (c) excluding gains or losses on asset sales and other items. We believe distributable cash flow is a supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly traded partnerships without regard to historical cost basis. We also believe distributable cash flow is an important liquidity measure because it allows management and external users of our financial statements the ability to compute the ratio of distributable cash flow to the cash distributions declared to all unitholders, including incentive distribution rights, to determine the rate at which the distributable cash flow covers the distribution. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.

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

The following table reconciles our net income to distributable cash flow (in thousands, except ratios):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Net income	$18,103		$10,035		$42,794		$52,664
Depreciation and amortization	33,598		27,158		93,227		76,894
Long-lived asset impairment	3,558		784		8,035		3,249
Restructuring charges	125		—		702		—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	2,685		7,376		10,240		16,830
Non-cash selling, general and administrative costs — affiliates	348		285		1,322		873
Interest expense	16,141		9,735		40,586		27,458
Expensed acquisition costs	866		—		2,410		575
Less: Gain on sale of property, plant and equipment	(1,414)		(614)		(2,257)		(8,798)
Less: Cash interest expense	(14,962)		(8,802)		(37,363)		(24,036)
Less: Maintenance capital expenditures	(13,366)		(12,675)		(35,478)		(30,582)
Distributable cash flow	$45,682		$33,282		$124,218		$115,127

Distributions declared to all unitholders for the period, including incentive distributions rights	$34,764		$28,340		$101,506		$83,865
Distributable cash flow coverage(1)	1.31	x	1.17	x	1.22	x	1.37	x
Distributable cash flow coverage (without the benefit of the cost caps)(2)	1.24	x	0.91	x	1.12	x	1.17	x

(1)         Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

(2)         Defined as distributable cash flow excluding the benefit of the cost caps divided by distributions declared to all unitholders for the period, including incentive distribution rights. The benefit received by us from the caps on operating and selling, general and administrative costs provided by Exterran Holdings was $2.7 million and $7.4 million during the three months ended September 30, 2014 and 2013, respectively, and $10.2 million and $16.8 million during the nine months ended September 30, 2014 and 2013, respectively.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$52,980	$49,072	$137,165	$128,255
(Provision for) benefit from doubtful accounts	(145)	(52)	(580)	174
Restructuring charges	125	—	702	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	2,685	7,376	10,240	16,830
Expensed acquisition costs	866	—	2,410	575
Payments for settlement of interest rate swaps that include financing elements	(950)	(957)	(2,844)	(1,271)
Maintenance capital expenditures	(13,366)	(12,675)	(35,478)	(30,582)
Changes in assets and liabilities	3,487	(9,482)	12,603	1,146
Distributable cash flow	$45,682	$33,282	$124,218	$115,127

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

As of September 30, 2014, after taking into consideration interest rate swaps, we had $130.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2014 would result in an annual increase in our interest expense of approximately $1.3 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 92 petitions for review in the appropriate district courts with respect to the 2013 tax year, and 110 petitions for review in the appropriate district courts with respect to the 2014 tax year. Since we filed the petitions, many of the cases, pending in the same county, have been consolidated. Only five cases have advanced to the point of trial or submission of summary judgment motions on the merits, and only three cases have been decided, with two decisions rendered by the same presiding judge. One other case was dismissed without reaching the merits.

On October 17, 2013, the 143rd Judicial District Court of Loving County, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District that our wholly-owned subsidiary EXLP Leasing LLC (“EXLP Leasing”) and EES Leasing LLC (“EES Leasing”), a subsidiary of Exterran Holdings, are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the district court further held that the Heavy Equipment Statutes were unconstitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. EES Leasing and EXLP Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas. The case has been fully briefed and was argued before the Court of Appeals on October 9, 2014. No decision has been issued.

On October 28, 2013, the 143rd Judicial District Court of Ward County, Texas ruled in EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held that the Heavy Equipment Statutes were unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas, and the Ward County Appraisal District cross-appealed the district court’s ruling that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment. The case has been fully briefed and was also argued on October 9, 2014. No decision has been issued.

On March 18, 2014, the 10th Judicial District Court in Galveston, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held the Heavy Equipment Statutes unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing have filed their appellate brief challenging the district court’s constitutionality holding with the Fourteenth Court of Appeals in Houston, Texas. The parties are still briefing the case, and there is currently no hearing date for oral argument.

In EES Leasing v. Irion County Appraisal District, EES Leasing and the appraisal district each filed motions for summary judgment concerning the applicability and constitutionality of the Heavy Equipment Statutes in the 51st Judicial District Court of Irion County, Texas. On May 20, 2014, the district court entered an order denying both EES Leasing’s and the appraisal district’s motions for summary judgment, holding that a fact issue existed as to the applicability of the Heavy Equipment Statutes to the one compressor at issue. Trial has been set for February 15, 2015.

EES Leasing and EXLP Leasing also filed a motion for summary judgment in EES Leasing LLC & EXLP Leasing LLC v. Harris County Appraisal District, pending in the 189th Judicial District Court of Harris County, Texas. The court heard arguments on the motion on December 6, 2013 but has yet to rule. No trial date has been set.

One court has dismissed EXLP Leasing’s and EES Leasing’s tax appeals for lack of jurisdiction without reaching the merits of the appeal. In EXLP Leasing LLC et. al v. Webb County Appraisal District, filed in the 406th Judicial District Court in Webb County, United Independent School District (“United ISD”) intervened as a party in interest and sought to dismiss the lawsuit arguing that the district court was without jurisdiction to hear the appeal. Under Section 42.08(b) of the Texas Tax Code, a property owner must pay before the delinquency date the lesser of (1) the amount of taxes due on the portion of the taxable value of the property that is not in dispute or (2) the amount of taxes due on the property under the order from which the appeal is taken. EXLP Leasing and EES Leasing paid zero taxes to Webb County because the entire amount of tax assessed by Webb County was in dispute. Instead, as required by the Heavy Equipment Statutes and Texas Comptroller forms, EXLP Leasing and EES Leasing paid taxes on the compressors at issue to Victoria County, where they maintain their inventory and place of business. The Webb County Appraisal District and United ISD contest EXLP Leasing’s and EES Leasing’s position that the Heavy Equipment Statutes have special situs provisions requiring that taxes be paid where the dealer has a business location and keeps its inventory, instead arguing that taxes are payable to the county where each compressor is located as of January 1 of the tax year at issue. The court granted United ISD’s motion to dismiss on April 1, 2014 and declined EXLP Leasing’s and EES Leasing’s motion to reconsider. EXLP Leasing and EES Leasing appealed the dismissal order to the Fourth Court of Appeals in San Antonio, Texas. The parties are still briefing the case, and there is currently no hearing date for oral argument.

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

The consummation of the assets acquired through the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition involve potential risks, including:

•          the failure to realize expected profitability, growth or accretion;

•          environmental or regulatory compliance matters or liabilities;

•          diversion of management’s attention from our existing businesses; and

•          the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.

If these risks or other anticipated or unanticipated liabilities were to materialize, any desired benefits of the August 2014 MidCon Acquisition or the April 2014 MidCon Acquisition may not be fully realized, if at all, and our business, results of operations, financial condition and our available cash for distribution could be negatively impacted.

As a result of the April 2014 MidCon Acquisition, we depend on Access for a significant portion of our revenue. The loss of our business with Access or the inability or failure of Access to meet their payment obligations may adversely affect our financial results.

For the year ended December 31, 2013, no customer individually accounted for 10% or more of our total revenue. In connection with the April 2014 MidCon Acquisition, we and Access have entered into a seven-year contract operations services agreement under which we provide contract compression services to Access in regions including the Permian, Eagle Ford, Barnett, Anadarko, Mississippi Lime, Granite Wash, Woodford, Haynesville and Niobrara Basins. Following completion of the April 2014 MidCon Acquisition, Access accounted for approximately 14% of our revenue during the six months ended September 30, 2014. The loss of our business with Access, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Access to meet their payment obligations could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On October 30, 2014, Jon C. Biro, 48, was appointed as a member of the board of directors (the “Board”) of Exterran GP LLC, our managing general partner, by its sole member, Exterran Energy Solutions, L.P., effective as of such date.  Mr. Biro has not been appointed to serve on any Board committee.  On October 28, 2014, Mr. Biro was appointed as Senior Vice President of Exterran GP, LLC, effective as of such date.

Since September 22, 2014, Mr. Biro has been the Senior Vice President and Chief Financial Officer of Exterran Holdings, Inc. (“Exterran”), the indirect owner of Exterran GP LLC. From January 2008 to January 2014, Mr. Biro served as Executive Vice President and Chief Financial Officer of Consolidated Graphics, Inc., an international commercial printer previously listed on the New York Stock Exchange, until its acquisition by R.R. Donnelley & Sons Company earlier this year.

Prior to joining Consolidated Graphics in 2008, Mr. Biro held several executive positions with ICO, Inc., an international oilfield services and specialty polymers business previously traded on Nasdaq. He was Chief Financial Officer and Treasurer of ICO from April 2002 to January 2008 and served as its Interim Chief Executive Officer from July 2003 to February 2004. Mr. Biro was also a member of the ICO board of directors from 2003 to 2008. Prior to being named Chief Financial Officer of ICO, Inc., Mr. Biro served as ICO’s Senior Vice President, Chief Accounting Officer and Treasurer and, prior to that, as its Controller. Prior to his employment with ICO, Mr. Biro was employed by PriceWaterhouse Coopers LLP. Mr. Biro is a certified public accountant and received a B.A. from the University of Texas and M.S. of Accounting from the University of Houston.

Mr. Biro receives compensation as Senior Vice President and Chief Financial Officer of Exterran as set forth under “Compensation Arrangements” in Exterran’s current report on Form 8-K filed on September 16, 2014.  As a non-independent director, Mr. Biro will not receive remuneration for his services on the Board.  Neither we nor Exterran GP LLC have any agreement with Mr. Biro, either written or oral, that guarantees salaries, salary increases, bonuses or benefits. There are no other arrangements or understandings between Mr. Biro and any other person pursuant to which he was appointed a director. There are no family relationships between Mr. Biro and any executive officer or director of Exterran GP LLC, Exterran General Partner, L.P. or us.   As noted above, Mr. Biro has served as Senior Vice President and Chief Financial Officer of Exterran since September 22, 2014. Information regarding transactions between Exterran and us is included in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our subsequent filings with the Securities and Exchange Commission.  There are no other relationships involving Mr. Biro that would require disclosure pursuant to Item 404(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

2.2

Purchase and Sale Agreement, dated February 27, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

2.3

Closing Agreement and First Amendment to Purchase and Sale Agreement, dated April 10, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2014

2.4

Second Amendment to Purchase and Sale Agreement, dated April 22, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

2.5

Purchase and Sale Agreement, dated July 11, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2014

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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.3

Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1 *

Fourth Amendment to Third Amended and Restated Omnibus Agreement, dated August 15, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

31.1 *

Certification of the Principal Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *

Certification of the Principal Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **

Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **

Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*                               Filed herewith.

**                        Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2014	EXTERRAN PARTNERS, L.P.

	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

	By:	EXTERRAN GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1

Contribution, Conveyance and Assumption Agreement, dated March 7, 2013, by and among Exterran Holdings, Inc., Exterran General Holdings LLC, Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2013

2.2

Purchase and Sale Agreement, dated February 27, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

2.3

Closing Agreement and First Amendment to Purchase and Sale Agreement, dated April 10, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2014

2.4

Second Amendment to Purchase and Sale Agreement, dated April 22, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

2.5

Purchase and Sale Agreement, dated July 11, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2014

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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.3

Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1 *

Fourth Amendment to Third Amended and Restated Omnibus Agreement, dated August 15, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

31.1 *

Certification of the Principal Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *

Certification of the Principal Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **

Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **

Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*                               Filed herewith.

**                        Furnished, not filed.