Form 10-K
period 2014-12-31
EXTERRAN PARTNERS, L.P.
filed 2015-02-26
CIK 1367064

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 5% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $763,172,309. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 19, 2015, there were 55,666,044 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements.” All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding Exterran Partners, L.P.’s (together with its subsidiaries, “we,” “our,” “us” or “the Partnership”) business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; the expected amount of our capital expenditures; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; plans and objectives of our management for our future operations; and any potential contribution of additional assets from Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”) to us. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this report. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•          conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas, which could cause a decline in the demand or pricing for our natural gas compression services;

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

•          loss of our status as a partnership for United States of America (“U.S.”) federal income tax purposes;

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

Item 1.  Business

General

We are a Delaware limited partnership formed in June 2006 to provide natural gas contract operations services to customers throughout the U.S. We completed our initial public offering in October 2006. We are the market leader in the U.S. full-service natural gas compression business. As of December 31, 2014, public unitholders held a 63% ownership interest in us and Exterran Holdings owned our remaining equity interests, including our general partner interest and all of the incentive distribution rights. Exterran General Partner, L.P., our general partner, is an indirect, wholly-owned subsidiary of Exterran Holdings and has sole responsibility for conducting our business and for managing our operations, which are conducted through our wholly-owned limited liability company, EXLP Operating LLC. Because our general partner is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations. Exterran GP LLC’s board of directors and officers, which we sometimes refer to as our board of directors and our officers, make decisions on our behalf. All of those directors are elected by Exterran Holdings.

Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers. We monitor our customers’ compression services requirements over time and, as necessary, modify the level of services and related equipment we employ to address changing operating conditions. We only operate in one segment; see the Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements”) of this report for more information on results of operations and financial condition.

We are a party to an omnibus agreement with Exterran Holdings, our general partner and others (as amended and/or restated, the “Omnibus Agreement”), which includes, among other things:

•          certain agreements not to compete between Exterran Holdings and its affiliates, on the one hand, and us and our affiliates, on the other hand;

•          Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for such services;

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

Our general partner does not receive any compensation for managing our business, but it is entitled to reimbursement of all direct and indirect expenses incurred on our behalf. Exterran Holdings and our general partner are also entitled to distributions on their limited partner interest and general partner interest, respectively and, if specified requirements are met, our general partner is entitled to distributions on its incentive distribution rights. From January 1, 2014 through December 31, 2014, our general partner received $10.6 million in distributions on its incentive distribution rights. For further discussion of our cash distribution policy, see “Cash Distribution Policy” included in Part II, Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) of this report.

During each of the years ended December 31, 2013 and 2012, we acquired from Exterran Holdings contract operations service agreements and a fleet of compressor units used to provide compression services under those agreements (the 2013 and 2012 acquisitions are referred to as the “March 2013 Contract Operations Acquisition” and the “March 2012 Contract Operations Acquisition,” respectively).

On August 8, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $130.1 million (the “August 2014 MidCon Acquisition”). The purchase price was funded with borrowings under our revolving credit facility. The majority of the horsepower we acquired is utilized under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP

Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton was assigned to us effective as of the closing. During the year ended December 31, 2014, we incurred transaction costs of approximately $1.0 million related to the August 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company for $4.1 million.

On April 10, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon for $352.9 million (the “April 2014 MidCon Acquisition”). The purchase price was funded with the net proceeds from the sale, pursuant to a public underwritten offering, of 6.2 million common units and a portion of the net proceeds from the issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, we and Access entered into a seven-year contract operations services agreement under which we provide compression services to Williams Partners, L.P. (“Williams,” formerly Access). During the year ended December 31, 2014, we incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company for $7.7 million.

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and may, but is not obligated to, offer us the opportunity to purchase additional portions of its U.S. contract operations business over time. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Future acquisitions of assets from Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion in Part I, Item 1 (“Business”) excludes any future potential transfers of additional contract operations customer service agreements and equipment from Exterran Holdings to us.

Proposed Exterran Holdings Spinoff Transaction

On November 17, 2014, Exterran Holdings announced that it will pursue a plan to separate (the “Spinoff”) its international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Spinco”). To effect the Spinoff, Exterran Holdings intends to distribute, on a pro rata basis, all of the shares of Spinco common stock to its stockholders as of the record date for the Spinoff. The Spinoff is subject to market conditions, the execution of separation and intercompany agreements and certain other conditions and approvals. Upon completion of the Spinoff, Exterran Holdings and Spinco will be independent, publicly traded companies with separate public ownership, boards of directors and management, and Exterran Holdings will own and operate the remaining U.S. contract operations and U.S. aftermarket services businesses that Exterran Holdings currently owns. In addition, Exterran Holdings will continue to hold its equity interests in us, including our general partner interest and certain limited partner interests, and all of the incentive distribution rights. Although Exterran Holdings currently intends to complete the Spinoff in the second half of 2015, there are no assurances as to when the proposed Spinoff will be completed, if at all, or if the Spinoff will be completed based on the expected plans.

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

The size and horsepower of our natural gas compressor fleet on December 31, 2014 is summarized in the following table:

Range of Horsepower Per Unit	Number of Units	Aggregate Horsepower (in thousands)	% of Horsepower
0-200	2,737	317	10%
201-500	1,899	506	16%
501-800	408	255	8%
801-1,100	213	202	7%
1,101-1,500	924	1,257	40%
1,501 and over	291	602	19%
Total(1)	6,472	3,139	100%

(1)                  Includes 229 compressor units, comprising approximately 79,000 horsepower, leased from Exterran Holdings and excludes 1 compressor unit, comprising approximately 100 horsepower, leased to Exterran Holdings (see Note 3 to the Financial Statements).

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

•          Grow our business through acquisitions.  We plan to grow over time through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. Including our initial public offering, we have completed eight acquisitions from Exterran Holdings of compressor units comprising approximately 2.4 million horsepower, and during 2014, we completed two third-party acquisitions from MidCon that included a fleet of compressor units comprising approximately 0.6 million horsepower. Exterran Holdings may, but is not obligated to, offer us the opportunity to purchase additional portions of its U.S. contract operations business over time. The consummation of any future purchase of additional portions of Exterran Holdings’ business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital.

Competitive Strengths

We believe we have the following key competitive strengths:

•          Our relationship with Exterran Holdings.  Our relationship with Exterran Holdings and our access to its personnel, fabrication operations, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract operations services. We and Exterran Holdings intend to continue to manage our respective U.S. compression fleets as one pool of compression equipment from which we can more easily fulfill our respective customers’ needs. This relationship also gives us an advantage in pursuing compression opportunities throughout the U.S. As of December 31, 2014, Exterran Holdings owned approximately 1.1 million horsepower of compression equipment, excluding the compression equipment owned by us, in its U.S. contract operations business. We believe we will benefit from the opportunity to purchase additional portions of that business from Exterran Holdings over time. Exterran Holdings also intends, but is not obligated, to offer us the opportunity to purchase newly-fabricated compression equipment.

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

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending normally results in changes in demand for our services; however, we believe our contract operations business is typically less impacted by commodity prices than certain other energy products and service providers because:

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

Customers

Our current customer base consists of companies engaged in various aspects of the oil and natural gas industry, including natural gas producers, processors, gatherers, transporters and storage providers. We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing. During the year ended December 31, 2014, Access accounted for approximately 12% of our consolidated revenue. Access merged with Williams in February 2015 and, when combined, Access and Williams would have accounted for approximately 15% of our consolidated revenue during the year ended December 31, 2014. No other customer accounted for more than 10% of our consolidated revenue in 2014. The loss of our business with Williams, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Williams to meet their payment obligations could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Suppliers

Currently, our sole supplier of newly-fabricated equipment is Exterran Holdings. Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. In connection with the Spinoff transaction, Exterran Holdings intends to contribute its global fabrication business to Spinco. We currently intend to negotiate an agreement with Spinco, pursuant to which we may continue to purchase newly fabricated compression equipment from Spinco following the Spinoff. There are no assurances that we will be able to negotiate such an agreement on terms comparable to the terms of the Omnibus Agreement. We may also transfer, exchange or lease compression equipment with Exterran Holdings. Alternatively, we can purchase newly-fabricated or already existing compression equipment from third parties.

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

Unless the Omnibus Agreement is terminated earlier due to a change of control of Exterran GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2015 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the

Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

The primary U.S. federal environmental laws to which our operations are subject include the Clean Air Act (“CAA”) and regulations thereunder, which regulate air emissions; the Clean Water Act (“CWA”) and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the Resource Conservation and Recovery Act (“RCRA”) and regulations thereunder, which regulate the management and disposal of hazardous and non-hazardous solid wastes; and the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and regulations thereunder, known more commonly as “Superfund,” which imposes liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the U.S. federal Occupational Safety and Health Act (“OSHA”) and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply.

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

On August 20, 2010, the U.S. Environmental Protection Agency (“EPA”) published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule would have required us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at certain sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. Following legal challenges to the 2010 rule, the EPA reconsidered the rule and published revisions to the rule on January 30, 2013. The revised rule requires management practices for all covered engines but requires catalyst installation only on larger equipment at sites that are not deemed to be “remote.” Compliance with the final rule was required by October 2013 and the rule has not had and is not expected to have a material adverse impact on our business, financial condition, results of operations or ability to make cash distributions to our unitholders.

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

On August 16, 2012, the EPA published final rules that establish new air emission controls for natural gas and natural gas liquids production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and a separate set of emission standards to address hazardous air pollutants frequently associated with production and processing activities. Among other things, the rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. In addition, the rules establish new requirements for leak detection and repair of leaks at natural gas processing plants that exceed 500 parts per million in concentration. The rule has not had and is not expected to have a material adverse impact on our business, financial condition, results of operations or ability to make cash distributions to our unitholders.

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

The U.S. Congress has previously considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. One bill, passed by the House of Representatives in 2009, but never adopted by the full Congress, would have required greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA has been pursuing regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for some sites we operated in 2014.

In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. On July 1, 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain such an air permit even if the project will substantially increase the source’s greenhouse gas emissions. However, for those sources that trigger such air permitting requirements based on their traditional criteria pollutant emissions, the permit must include a limit for greenhouse gases. In addition, the Court concluded that the rule was flawed because the EPA failed to identify a de minimis threshold for greenhouse gases below which Best Available Control Technology would not be required. The EPA has yet to set this threshold. This rule affects some of our and our customers’ largest new or modified facilities going forward.

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

Risks Related to Our Business

We have been in the past dependent on our cost caps from Exterran Holdings to generate sufficient cash from operating surplus to enable us to make cash distributions approximating our current distribution rate. These cost caps were in effect through December 31, 2014; however, effective January 1, 2015, the cost caps provisions of the Omnibus Agreement terminated. Their termination may reduce the amount of cash flow available to unitholders in the future and, accordingly, could impair our ability to maintain or increase our distributions.

Under the Omnibus Agreement, our obligation to reimburse Exterran Holdings for any cost of sales that it incurred in the operation of our business and any cash SG&A expense allocated to us was capped (after taking into account any such costs we incurred and paid directly) through December 31, 2014. Cost of sales was capped at $21.75 per operating horsepower per quarter through December 31, 2013 and $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $12.5 million per quarter from April 1, 2013 through December 31, 2013, $15.0 million per quarter from January 1, 2014 through April 9, 2014 and $17.7 million per quarter from April 10, 2014 through December 31, 2014.

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.5 million, $12.4 million and $16.6 million during 2014, 2013, and 2012, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $11.4 million, $12.8 million and $8.2 million during 2014, 2013 and 2012, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $13.9 million, $25.2 million and $24.8 million lower during 2014, 2013 and 2012, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.20x, 1.13x and 1.02x during 2014, 2013 and 2012, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.30x, 1.36x and 1.29x during 2014, 2013, and 2012, respectively.

These cost caps were in effect through December 31, 2014; however, effective January 1, 2015, the cost caps provisions of the Omnibus Agreement terminated. Their termination could reduce the amount of cash flow available to unitholders in the future and, accordingly, could impair our ability to maintain or increase our distributions.

Continued low oil and natural gas prices in the U.S. could decrease demand for our natural gas compression services and, as a result, adversely affect our business and decrease our revenue and cash available for distribution.

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression services. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a sustained reduction in oil or natural gas prices or significant instability in energy markets. Even the perception of longer-term lower oil or natural gas prices by oil and natural gas exploration, development and production companies can result in their decision to cancel, reduce or postpone major expenditures or to reduce or shut in well production. In April 2012, natural gas prices in the U.S. fell to their lowest levels in more than a decade with the Henry Hub spot price at around $2.00 per MMBtu. As a result, certain companies reduced their natural gas drilling and production activities, particularly in more mature and predominantly dry gas areas, where we provide a significant amount of contract operations services, which led to a decline in our business in these areas during 2012. Since then, natural gas prices in the U.S. improved somewhat and generally were near or above $4.00 per MMBtu for much of 2014, but natural gas prices in 2014 continued to cause certain companies to reduce their natural gas drilling and production activities in more mature and predominantly dry gas areas in the U.S., which led to a continued decline in our contract operations business in these areas in 2014. Global oil prices have fallen significantly recently. West Texas Intermediate crude oil spot prices as of December 31, 2014 were approximately 41% and 46% lower than prices at September 30, 2014 and December 31, 2013, respectively, which is expected to lead to reduced drilling of oil wells in 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and a significant amount of contract operations services related to the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity. In addition, the Henry Hub spot price for natural gas was approximately $3.10 per MMBtu at December 31, 2014, which was approximately 24% and 27% lower than prices at September 30, 2014 and December 31, 2013, respectively, and the

U.S. natural gas liquid composite price was approximately $7.84 per MMBtu for the month of November 2014, which was approximately 20% and 27% lower than prices for the months of September 2014 and December 2013, respectively, which is expected to lead to reduced drilling of gas wells in 2015. If oil or natural gas production growth moderates or declines in the U.S., the level of production activity and the demand for our contract operations services could decrease, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. A reduction in demand for our services could also force us to reduce our pricing substantially, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. Moreover, a reduction in demand for our services could result in our customers seeking to preserve capital by canceling month-to-month contracts, determining not to enter into new contract operations service contracts, or canceling or delaying orders for our contract operations services, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders. Additionally, compression services for unconventional natural gas sources constitute an increasing percentage of our business. Some of these unconventional sources are less economic to produce in lower natural gas price environments.

Due to our significant relationship with Exterran Holdings, adverse developments concerning Exterran Holdings could adversely affect us, even if we have not suffered any similar developments.

Through its subsidiaries, Exterran Holdings owns all of our general partner interests, including all of the incentive distribution rights, and a significant amount of our limited partner interests. Our access to Exterran Holdings’ personnel, fabrication operations, logistical capabilities, geographic scope and operational efficiencies allows us to provide a full complement of contract operations services. In addition, we benefit from a number of arrangements in the Omnibus Agreement between us and Exterran Holdings (please see Note 3 to the Financial Statements for further discussion of the Omnibus Agreement). A material adverse effect upon Exterran Holding’s assets, liabilities, financial condition, business or operations could impact Exterran Holdings’ ability to continue to provide these benefits to us. As a result, we could experience a material adverse effect upon our business, results of operations, financial condition and ability to make cash distributions to our unitholders, even if we have not suffered any similar developments.

Following the closing of the Spinoff transaction, certain of Exterran Holdings’ fabrication operations, logistical capabilities, geographic scope and operational efficiencies will be contributed to Spinco. Certain key personnel of Exterran Holdings may become employees of Spinco. Exterran Holdings’ loss of these capabilities and key personnel could have a material adverse effect upon our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

At December 31, 2014, we had approximately $1.3 billion in outstanding debt obligations. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this report.

Our substantial debt and associated commitments could have important adverse consequences. For example, these commitments could:

•                  make it more difficult for us to satisfy our contractual obligations;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;

•                  increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are based upon variable interest rates and a portion can adjust based upon our credit statistics;

•                  limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•                  place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and

•                  limit our ability to refinance our debt in the future or borrow additional funds.

A substantial portion of our cash flow must be used to service our debt obligations, and future interest rate increases could reduce the amount of our cash available for distribution.

At December 31, 2014, we had $1.3 billion in outstanding debt obligations, consisting of $344.8 million net of the unamortized discount outstanding under the 2014 Notes, $345.5 million net of the unamortized discount outstanding under our 6% senior notes due April 2021 (the “2013 Notes”), $460.0 million outstanding under our revolving credit facility and $150.0 million outstanding under our term loan. The senior secured credit agreement (the “Credit Agreement”), which consists of a revolving credit facility and term loan facility, requires that we make mandatory prepayments of the term loan with the net cash proceeds of certain asset transfers. Borrowings under our senior secured credit facility bear interest at floating rates. We have effectively fixed a portion of the floating rate debt through the use of interest rate swaps; however, changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. As of December 31, 2014, after taking into consideration interest rate swaps, we had $210.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2014 would result in an annual increase in our interest expense of approximately $2.1 million. Any such increase in our interest expense could reduce the amount of cash we have available for distribution.

Covenants in our Credit Agreement may impair our ability to operate our business.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, our Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and will continue at that level through March 31, 2015, reverting to 5.25 to 1.0 for the quarter ending June 30, 2015 and subsequent quarters. As of December 31, 2014, we maintained a 5.2 to 1.0 EBITDA to Total Interest Expense ratio, a 4.3 to 1.0. Total Debt to EBITDA ratio and a 2.0 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement.

The breach of any of our covenants could result in a default under our Credit Agreement which could cause our indebtedness under our Credit Agreement to become due and payable. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected. As of December 31, 2014, we are in compliance with all financial covenants under our Credit Agreement.

We are engaged in ongoing litigation regarding our qualification as a Heavy Equipment Dealer, the qualification of our natural gas compressors as Heavy Equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes under revised Texas statutes. If this litigation is resolved against us, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes which would adversely impact our results of operations and cash available for distribution.

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts. See Part I, Item 3 (“Legal Proceedings”) and Note 15 (“Commitments and Contingencies”) to the Financial Statements included in this report for additional information regarding legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a heavy equipment dealer, the qualification of our natural gas compressors as heavy equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes under revised Texas statutes.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $10.2 million during the year ended December 31, 2014. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $20.7 million as of December 31, 2014, of which approximately $4.6 million has been agreed to by a number of appraisal review boards and county appraisal districts and $16.1 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows, including our cash available for distribution and accordingly, could impair our ability to maintain or increase our distributions.

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

We depend on Williams Partners, L.P. (“Williams”) for a significant portion of our revenue. The loss of our business with Williams or the inability or failure of Williams to meet its payment obligations may adversely affect our financial results.

For the year ended December 31, 2013, no customer individually accounted for 10% or more of our total revenue. In connection with the April 2014 MidCon Acquisition, we and Access Midstream Partners, L.P. (“Access”) entered into a seven-year contract operations services agreement under which we provided contract compression services in 2014 to Access in regions including the Permian, Eagle Ford, Barnett, Anadarko, Mississippi Lime, Granite Wash, Woodford, Haynesville and Niobrara Basins. During the year ended December 31, 2014, Access accounted for approximately 12% of our consolidated revenue. Access merged with Williams in February 2015 and, when combined, Access and Williams would have accounted for approximately 15% of our consolidated revenue during the year ended December 31, 2014. The loss of our business with Williams, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Williams to meet their payment obligations could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Exterran Holdings and its affiliates, other than us, are prohibited from competing directly or indirectly with us with respect to certain of our existing customers and certain locations where we currently conduct business, and with respect to any new contract compression services customer that approaches either Exterran Holdings or ourselves, until the earlier of December 31, 2015, a change of control of Exterran Holdings or our general partner, or the removal or withdrawal of our general partner. Otherwise, Exterran Holdings is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Exterran Holdings continues to own and operate a U.S. contract operations business, including natural gas compression, and continues to engage in international contract operations, fabrication and aftermarket service activities. Exterran Holdings is a large, established participant in the contract operations business, and has significantly greater resources, including idle compression equipment, operating personnel, fabrication operations, vendor relationships and experience, than we have, which factors may make it more difficult for us to compete with it with respect to commercial activities as well as for acquisition candidates. Exterran Holdings and its affiliates may acquire, fabricate or dispose of additional natural gas compression or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Exterran Holdings could adversely impact our results of operations and cash available for distribution.

We may be unable to grow through acquisitions of Exterran Holdings’ U.S. contract operations business, which could limit our ability to maintain or increase distributions to our unitholders.

Exterran Holdings is under no obligation to offer us the opportunity to purchase any of its U.S. contract operations business, and its board of directors owes fiduciary duties to the stockholders of Exterran Holdings, and not our unitholders, in making any decision to offer us this opportunity. Likewise, we are not required to purchase any additional portions of such business.

The consummation of any such purchases will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchases (which will require the approval of the conflicts committee of our board of directors) and our ability to finance such purchases on acceptable terms. Additionally, Exterran Holdings may be limited in its ability to consummate sales of additional portions of such business to us by the terms of its existing or future credit facilities or indentures. Furthermore, our senior secured credit facility includes covenants that may limit our ability to finance acquisitions. If a sale of any additional portion of Exterran Holdings’ U.S. contract operations business would be restricted or prohibited by such covenants, we or Exterran Holdings may be required to seek waivers of such provisions or refinance those debt instruments in order to consummate a sale, neither of which may be accomplished timely, if at all. If we are unable to grow through additional acquisitions of Exterran Holdings’ U.S. contract operations business, our ability to maintain or increase distributions to our unitholders may be limited.

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

The size, nature and complexity of our business make us susceptible to various claims, both in litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 (“Legal Proceedings”) and also Note 15 (“Commitments and Contingencies”) to the Financial Statements included in this report for additional information regarding certain legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a heavy equipment dealer, the qualification of our natural gas compressors as heavy equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes under revised Texas statutes.

U.S. Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect demand for our contract operations services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. Recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate U.S. federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing.

At the U.S. federal level, the EPA has asserted U.S. federal regulatory authority pursuant to the U.S. federal Safe Drinking Water Act (the “SDWA”) over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2013 addressing the performance of such activities. Also, in May 2014, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act. To date, no other action has been taken. Further, the EPA has announced its intention to propose regulations under the CWA by sometime in 2015 governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. In addition, the EPA is conducting a study of the potential impacts of hydraulic fracturing activities on water resources and a draft final report is anticipated sometime in 2015 for peer review and public comment. The results of this study or similar governmental review could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise. Also, the U.S. Department of the Interior published a revised proposed rule on May 16, 2013, that would update exiting regulation of hydraulic fracturing activities on U.S. federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. If new or more stringent U.S. federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities and perhaps even be precluded from drilling wells. Any such restrictions could reduce demand for our contract operations services, and as a result could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs.

On August 20, 2010, the EPA published new regulations under the CAA to control emissions of hazardous air pollutants from existing stationary reciprocal internal combustion engines. The rule would have required us to undertake certain expenditures and activities, including purchasing and installing emissions control equipment, such as oxidation catalysts or non-selective catalytic reduction equipment, on a portion of our engines located at certain sources of hazardous air pollutants and all our engines over a certain size regardless of location, following prescribed maintenance practices for engines (which are consistent with our existing practices), and implementing additional emissions testing and monitoring. Following legal challenges to the 2010 rule, the EPA reconsidered the rule and published revisions to the rule on January 30, 2013. The revised rule requires management practices for all covered engines but requires catalyst installation only on larger equipment at sites that are not deemed to be “remote.” Compliance with the final rule was required by October 2013.

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

We are subject to a variety of governmental regulations; failure to comply with these regulations may result in administrative, civil and criminal enforcement measures and changes in these regulations could increase our costs or liabilities.

We are subject to a variety of U.S. federal, state and local laws and regulations, including relating to the environment, health and safety, labor and employment and taxation. Many of these laws and regulations are complex, change frequently, are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time to time, as part of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities in the various states in which we operate.

Environmental laws and regulations may, in certain circumstances, impose strict liability for environmental contamination, which may render us liable for remediation costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. In addition, where contamination may be present, it is not uncommon for neighboring land owners and other third parties to file claims for personal injury, property damage and recovery of response costs. Remediation costs and other damages arising as a result of environmental laws and regulations, and costs associated with new information, changes in existing environmental laws and regulations or the adoption of new environmental laws and regulations could be substantial and could negatively impact our financial condition, profitability and results of operations. Moreover, failure to comply with these environmental laws and regulations may result in the imposition of administrative, civil and criminal penalties and the issuance of injunctions delaying or prohibiting operations.

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

The U.S. Congress has previously considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. One bill, passed by the House of Representatives in 2009, but never adopted by the full Congress, would have required greenhouse gas emissions reductions by covered sources of as much as 17% from 2005 levels by 2020 and by as much as 83% by 2050. It presently appears unlikely that comprehensive climate legislation will be passed by either house of Congress in the near future, although energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. In addition, almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA has been pursuing regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These rules triggered reporting obligations for some sites we operated in 2014.

In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. On July 1, 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain such an air permit even if the project will substantially increase the source’s greenhouse gas emissions. However, for those sources that trigger such air permitting requirements based on their traditional criteria pollutant emissions, the permit must include a limit for greenhouse gases. In addition, the Court concluded that the rule was flawed because the EPA failed to identify a de minimis threshold for greenhouse gases below which Best Available Control Technology would not be required. The EPA has yet to set this threshold. This rule affects some of our and our customers’ largest new or modified facilities going forward.

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

Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We operate in locations throughout the United States and, as a result, we are subject to the tax laws and regulations of U.S. federal, state, and local governments. From time to time, various legislative or administrative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our tax provision or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

•          our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or a growth capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders;

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

Pursuant to the Omnibus Agreement we entered into with Exterran Holdings, our general partner, and others, Exterran Holdings receives reimbursement for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services are substantial and reduce the amount of cash available for distribution to unitholders. Following the closing of the Spinoff transaction, Exterran Holdings will continue to provide these services for our benefit. However, the Spinoff transaction could materially affect Exterran Holdings’ costs for performing these services and could cause Exterran Holdings to alter its methodologies of allocating costs for performing services to us. Any such increase in costs or change in allocation methodologies could, in turn, increase the amount that we reimburse Exterran Holdings for performing these services. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

Unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units voting together as a single class is required to remove our general partner. As of December 31, 2014, our general partner and its affiliates owned 35% of our aggregate outstanding common units.

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

At December 31, 2014, Exterran Holdings and its affiliates held 19,618,918 common units. The sale of these common units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. At December 31, 2014, our general partner and its affiliates owned 35% of our aggregate outstanding common units.

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

•          changes in commodity prices, including oil, natural gas and natural gas liquids;

•          changes in demand for natural gas in the U.S.;

•          loss of a large customer;

•          changes in interest rates;

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. We could lose our status as a partnership for a number of reasons, including not having enough “qualifying income.” If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes, our cash available for distribution would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. The IRS has made no determination on our partnership status or any other tax matter affecting us.

Despite the fact that we are a limited partnership under Delaware law, a publicly traded partnership such as us will be treated as a corporation for U.S. federal income tax purposes unless 90% or more of its gross income from its business activities is “qualifying income” under Section 7704(d) of the Internal Revenue Code. “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and marketing of natural gas and natural gas products or other passive types of income such as interest and dividends. Although we do not believe based upon our current operations that we are treated as a corporation, we could be treated as a corporation for U.S. federal income tax purposes or otherwise subject to taxation as an entity if our gross income is not properly classified as qualifying income, there is a change in our business or there is a change in current law.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. Further, distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, the Obama administration’s budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that could affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted.  Any such changes or differing judicial interpretations of existing laws could negatively impact the value of an investment in our common units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

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

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely affected, and the costs of any IRS contest will reduce our cash available for distribution.

The IRS has made no determination with respect to our treatment as a partnership for U.S. federal income tax purposes, the classification of any of the gross income from our business operations as “qualifying income” under Section 7704 of the Internal Revenue Code, or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take, and a court may not agree with some or all of those positions. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will result in a reduction in cash available for distribution and thus will be borne indirectly by our unitholders and our general partner.

Unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Because our unitholders are treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, they will be required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Tax-exempt entities or a non-U.S. persons should consult their tax advisors before investing in our common units.

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

Because there are no specific rules governing the U.S. federal income consequences of loaning a partnership interest, a unitholder whose units are the subject of securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated as a partner for tax purposes with respect to those units and may recognize gain or loss from such disposition during the period of the loan. Moreover, during the period of such loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder for those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies in determining unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our respective assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes.

We will be considered to have constructively terminated as a partner for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will count only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year. However, pursuant to an IRS relief procedure, the IRS may allow, among other things, a constructively terminated partnership to provide a single Schedule K-1 for the calendar year in which a termination occurs. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The Spinoff transaction is expected to result in a constructive termination on the date of the transaction for U.S. federal income tax purposes. As a result, our taxable year for all unitholders during the year the Spinoff transaction is consummated is expected to end on the date of the Spinoff transaction and may result in a deferral of depreciation deductions. Any such deferral could result in increased taxable income to unitholders in the year the Spinoff transaction is consummated.

Unitholders may become subject to international, state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, including international, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own or acquire property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file international, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, they may be subject to penalties for failure to comply with those requirements. We conduct business and/or own assets in the states of Alabama, Arkansas, California, Colorado, Illinois, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, West Virginia, Wisconsin and Wyoming. Each of these states, other than Tennessee, Texas and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities that may be unitholders. As we make acquisitions or expand our business, we may conduct business or own assets in additional states that impose a personal income tax or that impose entity level taxes to which certain unitholders could be subject. It is each unitholder’s responsibility to file all applicable U.S. federal, international, state and local tax returns.

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

Item 3.  Legal Proceedings

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. As a result of this new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $10.2 million during the year ended December 31, 2014. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $20.7 million as of December 31, 2014. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 92 petitions for review in the appropriate district courts with respect to the 2013 tax year, and 121 petitions for review in the appropriate district courts with respect to the 2014 tax year. Since we filed the petitions, many of the cases, pending in the same county, have been consolidated. Only five cases have advanced to the point of trial or submission of summary judgment motions on the merits, and only three cases have been decided, with two decisions rendered by the same presiding judge. One other case was dismissed without reaching the merits.

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

On October 28, 2013, the 143rd Judicial District Court of Ward County, Texas ruled in EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held that the Heavy Equipment Statutes were unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing have appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas, and the Ward County Appraisal District has cross-appealed the district court’s ruling that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment. The case has been fully briefed and was also argued before the Court of Appeals on October 9, 2014. No decision has been issued.

On March 18, 2014, the 10th Judicial District Court in Galveston, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held the Heavy Equipment Statutes unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing have filed their appellate brief challenging the district court’s constitutionality holding with the Fourteenth Court of Appeals in Houston, Texas. The case has been fully briefed and was argued before the Court of Appeals on February 12, 2015. No decision has been issued.

In EES Leasing v. Irion County Appraisal District, EES Leasing and the appraisal district each filed motions for summary judgment concerning the applicability and constitutionality of the Heavy Equipment Statutes in the 51st Judicial District Court of Irion County, Texas. On May 20, 2014, the district court entered an order denying both EES Leasing’s and the appraisal district’s motions for summary judgment, holding that a fact issue existed as to the applicability of the Heavy Equipment Statutes to the one compressor at issue. At a hearing on December 1, 2014, the presiding judge for the 51st District Court indicated that she would consolidate this 2012 tax year case with a 2013 tax year case. EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, and set the consolidated case for trial on August 10-11, 2015.

EES Leasing and EXLP Leasing also filed a motion for summary judgment in EES Leasing LLC & EXLP Leasing LLC v. Harris County Appraisal District, pending in the 189th Judicial District Court of Harris County, Texas. The court heard arguments on the motion on December 6, 2013 but has yet to rule. No trial date has been set.

One court has dismissed EXLP Leasing’s and EES Leasing’s tax appeals for lack of jurisdiction without reaching the merits of the appeal. In EXLP Leasing LLC et. al v. Webb County Appraisal District, filed in the 406th Judicial District Court in Webb County, United Independent School District (“United ISD”) intervened as a party in interest and sought to dismiss the lawsuit arguing that the district court was without jurisdiction to hear the appeal. Under Section 42.08(b) of the Texas Tax Code, a property owner must pay before the delinquency date the lesser of (1) the amount of taxes due on the portion of the taxable value of the property that is not in dispute or (2) the amount of taxes due on the property under the order from which the appeal is taken. EXLP Leasing and EES Leasing paid zero taxes to Webb County because the entire amount of tax assessed by Webb County was in dispute. Instead, as required by the Heavy Equipment Statutes and Texas Comptroller forms, EXLP Leasing and EES Leasing paid taxes on the compressors at issue to Victoria County, where they maintain their inventory and place of business. The Webb County Appraisal District and United ISD contest EXLP Leasing’s and EES Leasing’s position that the Heavy Equipment Statutes have special situs provisions requiring that taxes be paid where the dealer has a business location and keeps its inventory, instead arguing that taxes are payable to the county where each compressor is located as of January 1 of the tax year at issue. The court granted United ISD’s motion to dismiss on April 1, 2014 and declined EXLP Leasing’s and EES Leasing’s motion to reconsider. EXLP Leasing and EES Leasing have appealed the dismissal order to the Fourth Court of Appeals in San Antonio, Texas. The case has been fully briefed, and it will be decided on submission.

In Webb County, United ISD has four delinquency lawsuits pending against EXLP Leasing and EES Leasing in the 49th District Court of Webb County, Texas (“49th District Court”). In light of the pending appeal of the 406th District Court of Webb County, the 49th District Court granted the motion to continue these delinquency lawsuits filed by EXLP Leasing and EES Leasing, and there is no current trial date for the delinquency lawsuits.

We continue to believe that the revised statutes are constitutional as applied to natural gas compressors. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending 2012, 2013, and 2014 district court cases. Please see Note 15 (“Commitments and Contingencies”) to the Financial Statements included in this report for a discussion of our ad valorem tax expense and benefit relating to the Heavy Equipment Statutes, which is incorporated by reference into this Item 3.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units trade on the NASDAQ Global Select Market under the symbol “EXLP.” On February 19, 2015, the closing price of a common unit was $23.09. At the close of business on February 12, 2015, based upon information received from our transfer agent and brokers and nominees, we had 14 registered common unitholders and approximately 15,450 street name holders. The following table sets forth the range of high and low sale prices for our common units and cash distributions declared per common unit for the periods indicated.

	Price Range		Cash Distribution Declared per
	High	Low	Common Unit(1)
Year Ended December 31, 2013:
First Quarter	$26.45	$20.50	$0.5175
Second Quarter	$31.44	$26.11	$0.5225
Third Quarter	$32.39	$26.77	$0.5275
Fourth Quarter	$31.48	$25.61	$0.5325
Year Ended December 31, 2014:
First Quarter	$31.00	$27.94	$0.5375
Second Quarter	$30.17	$27.10	$0.5425
Third Quarter	$30.64	$27.61	$0.5525
Fourth Quarter	$30.14	$19.01	$0.5575

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

Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2014:

Period	Total Number of Units Repurchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units yet to be Purchased Under the Publicly Announced Plans or Programs
October 1, 2014 - October 31, 2014	—	$—	N/A	N/A
November 1, 2014 - November 30, 2014	—	—	N/A	N/A
December 1, 2014 - December 31, 2014	1,311	20.85	N/A	N/A
Total	1,311	$20.85	N/A	N/A

(1)         Represents units withheld to satisfy employees’ tax withholding obligations in connection with vesting of phantom units during the period.

Item 6.  Selected Financial Data

The table below shows selected financial data for Exterran Partners, L.P. for each of the five years in the period ended December 31, 2014, which has been derived from our audited Financial Statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this report (in thousands, except per unit data):

	Years Ended December 31,
	2014(1)	2013(2)	2012(2)	2011(2)	2010(2)
Statement of Operations Data
Revenue	$581,036	$466,193	$387,493	$308,274	$237,636
Gross margin(3)	342,998	264,148	204,333	145,349	113,394
Depreciation and amortization	128,196	103,711	88,298	67,930	52,518
Long-lived asset impairment(4)	12,810	5,350	29,560	1,060	24,976
Restructuring charges	702	—	—	—	—
Selling, general and administrative — affiliates	80,521	61,971	49,889	39,380	34,830
Interest expense	57,811	37,068	25,167	30,400	24,037
Other (income) expense, net	(74)	(9,481)	(35)	(392)	(314)
Provision for income taxes	1,313	1,506	945	918	680
Net income (loss)	61,719	64,023	10,509	6,053	(23,333)
Weighted average common units outstanding:
Basic	54,107	47,651	41,371	31,390	21,360
Diluted	54,109	47,667	41,382	31,403	21,360
Weighted average subordinated units outstanding(5):
Basic				3,747	5,731
Diluted				3,747	5,731
Income (loss) per common unit:
Basic	$0.89	$1.18	$0.14	$0.09	$(0.90)
Diluted	$0.89	$1.18	$0.14	$0.09	$(0.90)
Income (loss) per subordinated unit(5):
Basic				$0.09	$(0.90)
Diluted				$0.09	$(0.90)
Other Financial Data:
EBITDA, as further adjusted(3)	$280,248	$238,833	$180,729	$139,804	$105,163
Distributable cash flow(3)	$177,628	$152,976	$117,966	$90,284	$66,831
Capital expenditures:
Growth(6)	$258,636	$126,635	$119,460	$21,389	$12,215
Maintenance(7)	45,316	41,401	38,368	28,861	15,898
Cash flows provided by (used in):
Operating activities	$185,764	$158,286	$125,217	$80,090	$43,682
Investing activities	(772,407)	(117,132)	(228,940)	(106,463)	(29,042)
Financing activities	586,756	(41,114)	103,860	26,328	(14,793)
Cash distributions declared and paid per limited partner unit in respective periods	$2.1650	$2.0800	$2.0000	$1.9200	$1.8550

	December 31,
	2014(1)	2013(2)	2012(2)	2011(2)	2010(2)
Balance Sheet Data
Cash and cash equivalents	$295	$182	$142	$5	$50
Working capital(8)	60,256	46,802	1,661	21,121	14,751
Total assets	2,009,444	1,368,063	1,163,536	991,005	813,345
Long-term debt	1,300,295	757,955	680,500	545,500	449,000
Partners’ capital	683,341	591,755	439,000	423,766	350,737

(1)         During 2014, we completed the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, which on a combined basis included a fleet of 499 compressor units, comprising approximately 554,000 horsepower. The results of operations attributable to the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition have been included in our consolidated financial statements since the date of acquisition. Please see Note 2 to the Financial Statements for further discussion on these acquisitions.

(2)         In March 2013, March 2012, June 2011 and August 2010 we acquired from Exterran Holdings contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements. An acquisition of a business from an entity under common control is generally accounted for in accordance with accounting principles generally accepted in the U.S. (“GAAP”) by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect of these acquisitions was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisitions beginning on the date of each such acquisition.

(3)         Gross margin, EBITDA, as further adjusted, and distributable cash flow are non-GAAP financial measures. They are defined, reconciled to net income (loss) and discussed further in “Non-GAAP Financial Measures” below.

(4)         During 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 110 idle compressor units, representing approximately 30,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $10.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. In connection with our fleet review during 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $2.3 million to reduce the book value of each unit to its estimated fair value. During the year ended December 31, 2014, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.4 million on these assets.

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

During 2011 and 2010, we reviewed our idle compression fleet for units that were not of the type, configuration, make or model that are cost effective to maintain and operate. Our estimate of the impaired long-lived asset’s fair value was based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. The net book value of these assets exceeded the fair value by $1.1 million and $0.4 million, respectively, during the years ended December 31, 2011 and 2010, and was recorded as a long-lived asset impairment. Additionally, during December 2010, we completed an evaluation of our longer-term strategies and determined to retire and sell approximately 370 idle compressor units, representing approximately 117,000 horsepower, previously used to provide services in our business. As a result of this decision to sell these compressor units, we performed an impairment review and based on that review, recorded a $24.6 million asset impairment to reduce the book value of each unit to its estimated fair value.

(5)         All of our subordinated units were owned by a wholly-owned subsidiary of Exterran Holdings. As of both June 30, 2011 and 2010, we met the requirements under our partnership agreement for early conversion of 1,581,250 of these subordinated units into common units. Accordingly, in each of August 2011 and 2010, 1,581,250 subordinated units owned by Exterran Holdings converted into common units. As of September 30, 2011, we met the requirements under our partnership agreement for the end of the subordination period and, therefore, our remaining 3,162,500 subordinated units converted into common units in November 2011.

(6)         Growth capital expenditures are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification. Substantially all of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition to the cost of new compressor units, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications that it previously was not suited for.

(7)         Maintenance capital expenditures are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets. Maintenance capital expenditures are related to the major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a like new condition, but do not modify the applications that the compressor unit was designed for.

(8)        Working capital is defined as current assets minus current liabilities.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense and impairments. Each of these excluded expenses is material to our consolidated statements of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue, and SG&A expenses are necessary to support our operations and required partnership activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss)	$61,719	$64,023	$10,509	$6,053	$(23,333)
Depreciation and amortization	128,196	103,711	88,298	67,930	52,518
Long-lived asset impairment	12,810	5,350	29,560	1,060	24,976
Restructuring charges	702	—	—	—	—
Selling, general and administrative — affiliates	80,521	61,971	49,889	39,380	34,830
Interest expense	57,811	37,068	25,167	30,400	24,037
Other (income) expense, net	(74)	(9,481)	(35)	(392)	(314)
Provision for income taxes	1,313	1,506	945	918	680
Gross margin	$342,998	$264,148	$204,333	$145,349	$113,394

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

In the first quarter of 2014, we revised our definition of EBITDA, as further adjusted, to add back expensed acquisition costs. This adjustment was made because management uses the resulting EBITDA, as further adjusted, as a supplemental measure to review current period operating performance. EBITDA, as further adjusted, for the years ended December 31, 2013, 2012, 2011 and 2010 has been restated to exclude this amount for comparison purposes.

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

The following table reconciles our net income (loss) to EBITDA, as further adjusted (in thousands):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Net income (loss)	$61,719	$64,023	$10,509	$6,053	$(23,333)
Provision for income taxes	1,313	1,506	945	918	680
Depreciation and amortization	128,196	103,711	88,298	67,930	52,518
Long-lived asset impairment	12,810	5,350	29,560	1,060	24,976
Restructuring charges	702	—	—	—	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	13,850	25,180	24,758	32,397	24,720
Non-cash selling, general and administrative costs — affiliates	1,376	1,174	797	532	1,209
Interest expense	57,811	37,068	25,167	30,400	24,037
Expensed acquisition costs	2,471	821	695	514	356
EBITDA, as further adjusted	$280,248	$238,833	$180,729	$139,804	$105,163

We define distributable cash flow as net income (loss) (a) plus depreciation and amortization expense, impairment charges, restructuring charges, expensed acquisition costs, non-cash SG&A costs, interest expense and any amounts reimbursed to us by Exterran Holdings as a result of the caps on cost of sales and SG&A costs provided in the Omnibus Agreement, which amounts are treated as capital contributions from Exterran Holdings for accounting purposes, (b) less cash interest expense (excluding amortization of deferred financing fees, amortization of debt discount and non-cash transactions related to interest rate swaps) and maintenance capital expenditures, and (c) excluding gains or losses on asset sales and other items. Distributable cash flow is a supplemental financial measure that management and, we believe, external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly traded partnerships without regard to historical cost basis. We also believe distributable cash flow is an important liquidity measure because it allows management and external users of our financial statements the ability to compute the ratio of distributable cash flow to the cash distributions declared to all unitholders, including incentive distribution rights, to determine the rate at which the distributable cash flow covers the distribution. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.

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

The following table reconciles our net income (loss) to distributable cash flow (in thousands, except ratios):

	Years Ended December 31,
	2014		2013		2012		2011		2010
Net income (loss)	$61,719		$64,023		$10,509		$6,053		$(23,333)
Depreciation and amortization	128,196		103,711		88,298		67,930		52,518
Long-lived asset impairment	12,810		5,350		29,560		1,060		24,976
Restructuring charges	702		—		—		—		—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	13,850		25,180		24,758		32,397		24,720
Non-cash selling, general and administrative costs — affiliates	1,376		1,174		797		532		1,209
Interest expense	57,811		37,068		25,167		30,400		24,037
Expensed acquisition costs	2,471		821		695		514		356
Less: Gain on sale of property, plant and equipment	(2,466)		(10,140)		(689)		(919)		(667)
Less: Cash interest expense	(53,525)		(32,810)		(22,761)		(18,822)		(21,087)
Less: Maintenance capital expenditures	(45,316)		(41,401)		(38,368)		(28,861)		(15,898)
Distributable cash flow	$177,628		$152,976		$117,966		$90,284		$66,831

Distributions declared to all unitholders for the period, including incentive distributions rights	$136,829		$112,705		$91,617		$74,214		$54,913
Distributable cash flow coverage(1)	1.30	x	1.36	x	1.29	x	1.22	x	1.22	x
Distributable cash flow coverage (without the benefit of the cost caps)(2)	1.20	x	1.13	x	1.02	x	0.78	x	0.77	x

(1)         Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

(2)         Defined as distributable cash flow excluding the benefit of the cost caps divided by distributions declared to all unitholders for the period, including incentive distribution rights. The benefit received by us from the caps on operating and selling, general and administrative costs provided by Exterran Holdings was $13.9 million, $25.2 million, $24.8 million, $32.4 million and $24.7 million during the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Net cash provided by operating activities	$185,764	$158,286	$125,217	$80,090	$43,682
(Provision for) benefit from doubtful accounts	(1,060)	25	(494)	(83)	(1,292)
Restructuring charges	702	—	—	—	—
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	13,850	25,180	24,758	32,397	24,720
Expensed acquisition costs	2,471	821	695	514	356
Payments for settlement of interest rate swaps that include financing elements	(3,793)	(2,207)	—	—	—
Maintenance capital expenditures	(45,316)	(41,401)	(38,368)	(28,861)	(15,898)
Changes in assets and liabilities	25,010	12,272	6,158	6,227	15,263
Distributable cash flow	$177,628	$152,976	$117,966	$90,284	$66,831

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

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves in the U.S. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Although we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2014 increased by approximately 5% compared to the twelve months ended November 30, 2013. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 1.4% in 2015 compared to 2014 and increase by an average of 0.7% per year thereafter until 2040.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2014 increased by approximately 5% compared to the twelve months ended November 30, 2013. The EIA forecasts that total U.S. natural gas marketed production will increase by 4% in 2015 compared to 2014, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040.

Oil and natural gas prices have declined significantly in the last several months, and, as a result, research analysts are forecasting declines in U.S. and worldwide capital spending for drilling activity in 2015, and U.S. producers have begun to announce reduced capital budgets for this year.

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

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, our customers’ decisions between using our services or our competitors’ services, our customers’ decisions regarding whether to own and operate the equipment themselves, and the timing and consummation of acquisitions of additional contract operations customer service agreements and equipment from Exterran Holdings or others. As a result of expected declines in customer spending in 2015, we anticipate investing less capital in new fleet units in 2015 than we did in 2014.

During 2014, we continued to see steady activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continued to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. During the year ended December 31, 2014, excluding operating horsepower added through acquisitions, our operating horsepower increased at a higher rate in the shale plays and areas focused on the production of oil and natural gas liquids than the declines we experienced in the more mature and predominately dry gas plays in the U.S. Historically, oil and natural gas prices in the U.S. have been volatile. Global oil prices have fallen significantly recently. West Texas Intermediate crude oil spot prices as of December 31, 2014 were approximately 41% and 46% lower than prices at September 30, 2014 and December 31, 2013, respectively, which is expected to lead to reduced drilling of oil wells in 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and a significant amount of contract operations services related to the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity. In addition, the Henry Hub spot price for natural gas was approximately $3.10 per MMBtu at December 31, 2014, which was approximately 24% and 27% lower than prices at September 30, 2014 and December 31, 2013, respectively, and the U.S. natural gas liquid composite price was approximately $7.84 per MMBtu for the month of November 2014, which was approximately 20% and 27% lower than prices for the months of September 2014 and December 2013, respectively, which is expected to lead to reduced drilling of gas wells in 2015. During periods of lower oil or natural gas prices, oil and natural gas production growth could moderate or decline in the U.S. A 1% decrease in average operating horsepower of our contract operations fleet during the year ended December 31, 2014 would have resulted in a decrease of approximately $5.8 million and $3.4 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and may, but is not obligated to, offer us the opportunity to purchase additional portions of its U.S. contract operations business over time. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Future acquisitions of assets from Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer service agreements and equipment from Exterran Holdings to us.

Certain Key Challenges and Uncertainties

Market conditions in the oil and natural gas industry and competition in the natural gas compression industry represent key challenges and uncertainties. In addition to these, we believe the following represent some of the key challenges and uncertainties we will face in the near future:

Termination of Cost Caps from Exterran Holdings.  Under the Omnibus Agreement, our obligation to reimburse Exterran Holdings for any cost of sales that it incurred in the operation of our business and any cash SG&A expense allocated to us was capped (after taking into account any such costs we incurred and paid directly) through December 31, 2014. Cost of sales was capped at $21.75 per operating horsepower per quarter through December 31, 2013 and $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $9.0 million per quarter from June 10, 2011 through March 7, 2012, $10.5 million per quarter from March 8, 2012 through March 31, 2013, $12.5 million per quarter from April 1, 2013 through December 31, 2013, $15.0 million per quarter from January 1, 2014 through April 9, 2014 and $17.7 million per quarter from April 10, 2014 through December 31, 2014. Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.5 million, $12.4 million and $16.6 million during the years ended December 31, 2014, 2013, and 2012, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $11.4 million, $12.8 million and $8.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $13.9 million, $25.2 million and $24.8 million lower during the years ended December 31, 2014, 2013 and 2012, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.20x, 1.13x and 1.02x during the years ended December 31, 2014, 2013 and 2012, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.30x, 1.36x and 1.29x during the years ended December 31, 2014, 2013, and 2012, respectively. These cost caps were in effect through December 31, 2014; however, effective January 1, 2015, the cost caps provisions of the Omnibus Agreement terminated. Their termination could reduce the amount of cash flow available to unitholders in the future and, accordingly, could impair our ability to maintain or increase our distributions.

U.S. Market and Oil and Natural Gas Pricing.  During 2014, we continued to see steady activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continued to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. During the year ended December 31, 2014, excluding operating horsepower added through acquisitions, our operating horsepower increased at a higher rate in the shale plays and areas focused on the production of oil and natural gas liquids than the declines we experienced in the more mature and predominately dry gas plays in the U.S. Historically, oil and natural gas prices in the U.S. have been volatile. Global oil prices have fallen significantly recently. West Texas Intermediate crude oil spot prices as of December 31, 2014 were approximately 41% and 46% lower than prices at September 30, 2014 and December 31, 2013, respectively, which is expected to lead to reduced drilling of oil wells in 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and a significant amount of contract operations services related to the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity. In addition, the Henry Hub spot price for natural gas was approximately $3.10 per MMBtu at December 31, 2014, which was approximately 24% and 27% lower than prices at September 30, 2014 and December 31, 2013, respectively, and the U.S. natural gas liquid composite price was approximately $7.84 per MMBtu for the month of November 2014, which was approximately 20% and 27% lower than prices for the months of September 2014 and December 2013, respectively, which is expected to lead to reduced drilling of gas wells in 2015. During periods of lower oil or natural gas prices, oil and natural gas production growth could moderate or decline in the U.S, and as a result the demand or pricing for our contract operations services could be adversely affected. The recent investment of capital in new equipment by our competitors and other third parties could also create uncertainty in our business outlook. Many of our contracts with customers have short initial terms and are typically cancelable on short notice after the initial term, and we cannot be certain that these contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewals, or renewals at reduced rates, could adversely impact our results of operations and our distributable cash flow.

Additional Purchases of Exterran Holdings’ Contract Operations Business By Us.  We plan to grow over time through accretive acquisitions of assets from Exterran Holdings, third-party compression providers and natural gas transporters or producers. The consummation of any future purchase of additional portions of Exterran Holdings’ business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of any such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Future acquisitions of assets from Exterran Holdings or third parties may increase or decrease our operating performance, financial position and liquidity.

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

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Years Ended December 31,
	2014	2013	2012
Total Available Horsepower (at period end)(1)	3,139	2,417	2,084
Total Operating Horsepower (at period end)(1)	3,040	2,264	1,991
Average Operating Horsepower	2,710	2,155	1,883
Horsepower Utilization:
Spot (at period end)	97%	94%	96%
Average	95%	94%	93%

(1)                  Includes compressor units comprising approximately 79,000, 109,000 and 163,000 horsepower leased from Exterran Holdings as of December 31, 2014, 2013 and 2012, respectively. Excludes compressor units comprising approximately 100, 8,000 and 9,000 horsepower leased to Exterran Holdings as of December 31, 2014, 2013 and 2012, respectively (see Note 3 to the Financial Statements).

Summary of Results

Net income.  We generated net income of $61.7 million, $64.0 million and $10.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in net income during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to increases in interest expense and long-lived asset impairment in the current year period and the termination of two natural gas processing plant contracts during the second quarter of 2013 resulting in the recognition of $9.8 million of gross margin and $6.8 million of gain on sale of property, plant and equipment. These activities were offset by the inclusion of the results from the assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, which resulted in higher current year gross margin and depreciation and amortization expense and contributed to the increase in SG&A expense. The increase in net income during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to an increase in gross margin, a decrease in long-lived asset impairment and a $9.5 million increase in gain on sale of property, plant and equipment, partially offset by an increase in interest expense. The increase in net income during the year ended December 31, 2013 compared to the year ended December 31, 2012 was impacted by the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, which resulted in higher 2013 gross margin, depreciation and amortization expense and SG&A expense.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $280.2 million, $238.8 million and $180.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. The increase in EBITDA, as further adjusted, during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to the impact of the assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, including improved gross margin. These activities were partially offset by $9.8 million of gross margin and $6.8 million of gain on sale of property, plant and equipment recognized on two natural gas processing plant contracts that terminated during the second quarter of 2013, a decrease of $9.8 million in the benefit received by us from the cap on operating costs provided by Exterran Holdings and the impact of the increase in the SG&A costs cap from an average of $12.0 million per quarter during the year ended December 31, 2013 to an average of $17.0 million per quarter during the year ended December 31, 2014. The increase in EBITDA, as further adjusted, during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to the impact of the assets acquired in the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, including improved gross margin, and a $9.5 million increase in gain on sale of property, plant and equipment. These activities were partially offset by the impact of the increase in the SG&A costs cap from an average of $10.2 million per quarter during the year ended December 31, 2012 to an average of $12.0 million per quarter during the year ended December 31, 2013 and a decrease of $4.2 million in the benefit received by us from the cap on operating costs provided by Exterran Holdings. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Distributable cash flow.  Our distributable cash flow was $177.6 million, $153.0 million and $118.0 million during the years ended December 31, 2014, 2013 and 2012, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) was 1.30x, 1.36x and 1.29x during the years ended December 31, 2014, 2013 and 2012, respectively. The increases in distributable cash flow during the year ended December 31, 2014 compared to the year ended December 31, 2013 and the year ended December 31, 2013 compared to the year ended December 31, 2012 were primarily due to increases in the gross margin discussed above, partially offset by the impact of increases in the SG&A costs cap discussed above, decreases in benefits received from the cap on operating costs provided by Exterran Holdings discussed above, increases in cash interest expense and increases in maintenance capital expenditures. Distributable cash flow and distributable cash flow coverage during the year ended December 31, 2013 benefited from $9.8 million of gross margin recognized on two natural gas processing plant contracts that terminated during the second quarter of 2013. Additionally, distributable cash flow coverage was impacted by an increase in distributions declared to all unitholders, including incentive distribution rights, from $91.6 million during the year ended December 31, 2012 to $136.8 million during the year ended December 31, 2014. The increase in cash distributions declared was due to the issuance of additional common units and general partner units and an increase of distributions declared per unit, including the increase in the distributions on incentive distribution rights, during the years ended December 31, 2014 and 2013. For a reconciliation of distributable cash flow to net income (loss) and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

Financial Results of Operations

The Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Years Ended December 31,
	2014	2013
Revenue	$581,036	$466,193
Gross margin(1)	342,998	264,148
Gross margin percentage(2)	59%	57%
Expenses:
Depreciation and amortization	$128,196	$103,711
Long-lived asset impairment	12,810	5,350
Restructuring charges	702	—
Selling, general and administrative — affiliates	80,521	61,971
Interest expense	57,811	37,068
Other (income) expense, net	(74)	(9,481)
Provision for income taxes	1,313	1,506
Net income	$61,719	$64,023

(1)               Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

(2)               Defined as gross margin divided by revenue.

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition as well as from organic growth in operating horsepower. Average operating horsepower increased by 26% from approximately 2,155,000 during the year ended December 31, 2013 to approximately 2,710,000 during the year ended December 31, 2014. The increase in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was also attributable to higher rates in the current year. These increases in revenue were partially offset by an $11.2 million decrease in revenue due to the termination of two natural gas processing plant contracts during the second quarter of 2013.

Gross Margin.  The increases in gross margin and gross margin percentage during the year ended December 31, 2014 compared to the year ended December 31, 2013 were primarily due to the increases in revenue discussed above, partially offset by a $9.8 million decrease in gross margin due to the termination of two natural gas processing plant contracts during the second quarter of 2013.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to additional depreciation expense on compression equipment additions, including the assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, and additional amortization expense attributable to intangible assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

Long-Lived Asset Impairment.  During the year ended December 31, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 110 idle compressor units, representing approximately 30,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $10.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $2.3 million to reduce the book value of each unit to its estimated fair value.

During the year ended December 31, 2014, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.4 million on these assets.

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

Restructuring Charges.  In January 2014, Exterran Holdings announced a plan to centralize its make-ready operations to improve the cost and efficiency of its shops and further enhance the competitiveness of our and Exterran Holdings’ combined U.S. compressor fleet. As part of this plan, Exterran Holdings examined both recent and anticipated changes in the U.S. market, including the throughput demand of its shops and the addition of new equipment to our and Exterran Holdings’ combined U.S. compressor fleet. To better align its costs and capabilities with the current market, Exterran Holdings determined to close several of its make-ready shops. The centralization of its make-ready operations was completed in the second quarter of 2014. During the year ended December 31, 2014, we incurred $0.7 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Exterran Holdings’ make-ready operations, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. See Note 12 to the Financial Statements for further discussion of these charges.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition. SG&A expenses represented 14% and 13% of revenue during the years ended December 31, 2014 and 2013, respectively.

Interest Expense.  The increase in interest expense during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a higher average balance of long-term debt and an increase in the weighted average effective interest rate on our debt caused by the issuance of the 2014 Notes in April 2014 and the issuance of the 2013 Notes in March 2013.

Other (Income) Expense, Net.  Other (income) expense, net, during the year ended December 31, 2014 included $2.5 million of transaction costs associated with the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition and $2.5 million of gain on sale of property, plant and equipment. Other (income) expense, net, during the year ended December 31, 2013 included $10.1 million of gain on sale of property, plant and equipment, of which $6.8 million resulted from the exercise of purchase options by our customer on two natural gas processing plant contracts, and $0.8 million of transaction costs associated with the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition.

Provision for Income Taxes.  The decrease in our provision for income taxes during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a state tax benefit recognized in the current period for amendments to previously filed tax returns, partially offset by increased revenue subject to state-level taxation.

The Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Years Ended December 31,
	2013	2012
Revenue	$466,193	$387,493
Gross margin(1)	264,148	204,333
Gross margin percentage(2)	57%	53%
Expenses:
Depreciation and amortization	$103,711	$88,298
Long-lived asset impairment	5,350	29,560
Selling, general and administrative — affiliates	61,971	49,889
Interest expense	37,068	25,167
Other (income) expense, net	(9,481)	(35)
Provision for income taxes	1,506	945
Net income	$64,023	$10,509

(1)               Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report.

(2)               Defined as gross margin divided by revenue.

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

Interest Expense.  The increase in interest expense during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to an increase in the weighted average effective interest rate on our debt and a higher average balance of long-term debt. The increase in the weighted average effective rate on our debt was primarily due to the issuance of the 2013 Notes in March 2013 and a charge of $0.7 million related to the write-off of unamortized deferred financing costs in conjunction with the March 2013 amendment to our Credit Agreement.

Other (Income) Expense, Net.  Other (income) expense, net, included $10.1 million of gain on sale of property, plant and equipment, of which $6.8 million resulted from the exercise of purchase options by our customer on two natural gas processing plants during the year ended December 31, 2013. Other (income) expense, net, included $0.7 million of gain on sale of property, plant and equipment during the year ended December 31, 2012. Additionally, other (income) expense, net, during the years ended December 31, 2013 and 2012 included $0.8 million of transaction costs associated with April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition and $0.7 million of transaction costs associated with the March 2012 Contract Operations Acquisition, respectively.

Provision for Income Taxes.  The increase in our provision for income taxes during the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to increased revenue subject to state-level taxation.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the years ended December 31, 2014 and 2013, and our cash and working capital as of the end of the periods presented (in thousands):

	Years Ended December 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$185,764	$158,286
Investing activities	(772,407)	(117,132)
Financing activities	586,756	(41,114)
Net change in cash and cash equivalents	$113	$40

	December 31,
	2014	2013
Cash and cash equivalents	$295	$182
Working capital	60,256	46,802

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, which contributed to the increase in gross margin and SG&A expense during the year ended December 31, 2014 compared to the year ended December 31, 2013. This activity was partially offset by a $9.8 million decrease in gross margin due to the termination of two natural gas processing plant contracts during the second quarter of 2013 and higher interest payments during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Investing Activities.  The increase in net cash used in investing activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to $483.0 million paid for the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition during the year ended December 31, 2014, a $135.9 million increase in capital expenditures and a $55.1 million decrease in proceeds from sale of property, plant and equipment. These activities were partially offset by a decrease of $18.8 million in amounts due from affiliates during the year ended December 31, 2014 compared to the year ended December 31, 2013. Capital expenditures during the year ended December 31, 2014 were $304.0 million, consisting of $258.7 million for fleet growth capital and $45.3 million for compressor maintenance activities.

Financing Activities.  The increase in net cash provided by financing activities during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to an increase of $464.3 million in net borrowings of long-term debt, $169.5 million of net proceeds received from a public offering of common units in April 2014 and a $21.6 million decrease in amounts due to affiliates, net, during the year ended December 31, 2013. These activities were partially offset by a $23.1 million increase in distributions to unitholders during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Working Capital.  The increase in working capital at December 31, 2014 compared to December 31, 2013 was primarily due to an increase of $26.8 million in accounts receivable and a decrease of $2.3 million in accrued liabilities, partially offset by a decrease of $8.2 million in amounts due from affiliates and an increase of $5.9 million in accrued interest. The increase in accounts receivable was primarily driven by billings on contracts acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The increase in accrued interest was primarily due to the issuance of the 2014 Notes in April 2014.

Capital Requirements.  The natural gas compression business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is dependent on the demand for our services and the availability of the type of compression equipment required for us to render those services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•          growth capital expenditures, which are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification; and

•          maintenance capital expenditures, which are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets.

Substantially all of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition to the cost of new compressor units, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a like new condition, but do not modify the applications for which the compressor unit was designed.

Growth capital expenditures were $258.7 million, $126.6 million and $119.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. This increase in growth capital expenditures over the last three years has been driven primarily by increased demand for natural gas compression in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the utilization of our compressor units that are more suitable to these plays. As a result, we have increased our capital expenditures in 2014 and 2013 to acquire new compressor units that are able to meet this demand. Based on current market conditions, we anticipate investing less capital in new fleet units in 2015 than we did in 2014.

Maintenance capital expenditures were $45.3 million, $41.4 million and $38.4 million in the years ended December 31, 2014, 2013 and 2012, respectively. The increase in maintenance capital expenditures is primarily related to the growth of our compressor unit fleet which has grown from 1.7 million of operating horsepower at the beginning of 2012 to 3.0 million of operating horsepower at the end of 2014. We intend to continue to grow our business both organically and through acquisitions. We completed an acquisition from Exterran Holdings in each year since our initial public offering in 2006 through 2013. Additionally, we completed the August 2014 MidCon Acquisition and April 2014 MidCon Acquisition during the year ended December 31, 2014. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to continue to increase.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $200 million to $225 million in capital expenditures during 2015, including (1) approximately $145 million to $165 million on growth capital expenditures and (2) approximately $55 million to $60 million on equipment maintenance capital expenditures. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Exterran Holdings. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our senior secured credit facility and that we will be able to generate cash or borrow adequate amounts of cash under our senior secured credit facility to meet our needs over the next twelve months. Given our objective of long-term growth through acquisitions, growth capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and growth projects. We expect to fund these future capital expenditures with borrowings under our senior secured credit facility and the issuance of additional debt and equity securities, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

Termination of Cost Caps.  Under the Omnibus Agreement, our obligation to reimburse Exterran Holdings for any cost of sales that it incurred in the operation of our business and any cash SG&A expense allocated to us was capped (after taking into account any such costs we incurred and paid directly) through December 31, 2014. We have been in the past dependent on our cost caps to generate sufficient cash from operating surplus to enable us to make cash distributions approximating our current distribution rate. The benefit received by us from the caps on operating and SG&A costs provided by Exterran Holdings was $13.9 million, $25.2 million and $24.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. These cost caps were in effect through December 31, 2014; however, effective January 1, 2015, the cost caps provisions of the Omnibus Agreement terminated. Their termination could reduce the amount of cash flow available to unitholders and, accordingly, could impair our ability to maintain or increase our distributions.

Our Ability to Grow Depends on Our Ability to Access External Growth Capital.  We expect that we will rely primarily upon external financing sources, including our senior secured credit facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and growth capital expenditures. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow.

We expect that we will distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business, including future capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. Because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may impact the available cash that we have to distribute for each unit. There are no limitations in our partnership agreement or in the terms of our senior secured credit facility on our ability to issue additional units, including units ranking senior to our common units.

Long-Term Debt.  In November 2010, we amended and restated our Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As of December 31, 2014, we had undrawn and available capacity of $190.0 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2014, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance under these facilities at December 31, 2014 and 2013, excluding the effect of interest rate swaps, was 2.7% and 2.2%, respectively. During the years ended December 31, 2014 and 2013, the average daily debt balance under these facilities was $438.5 million and $450.2 million, respectively.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement). As of December 31, 2014, subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the Credit Agreement could be increased by up to an additional $300 million. In February 2015, we executed an amendment to our Credit Agreement, which among other things, increases the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, our Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and will continue at that level through March 31, 2015, reverting to 5.25 to 1.0 for the quarter ending June 30, 2015 and subsequent quarters. As of December 31, 2014, we maintained a 5.2 to 1.0 EBITDA to Total Interest Expense ratio, a 4.3 to 1.0 Total Debt to EBITDA ratio and a 2.0 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2014, we were in compliance with all financial covenants under the Credit Agreement.

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

In April 2014, we issued $350.0 million aggregate principal amount of the 2014 Notes. We received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which we used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under our revolving credit facility. The 2014 Notes were issued at an original issuance discount of $5.7 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In February 2015, holders of the 2014 Notes exchanged their 2014 Notes for registered notes with the same terms.

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

The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. The 2013 Notes and the 2014 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2013 Notes and the 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional (subject to customary release provisions as discussed in Note 6 to the Financial Statements) and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us.

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At December 31, 2014, we were a party to interest rate swaps with a notional value of $400.0 million, pursuant to which we make fixed payments and receive floating payments. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2019. As of December 31, 2014, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. See Part II, Item 7A (“Quantitative and Qualitative Disclosures About Market Risk”) of this report for further discussion of our interest rate swap agreements.

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

On January 29, 2015, our board of directors approved a cash distribution of $0.5575 per limited partner unit, or approximately $35.3 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from October 1, 2014 through December 31, 2014. The record date for this distribution was February 9, 2015 and payment was made on February 13, 2015.

Pursuant to the Omnibus Agreement, our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses was capped through December 31, 2014 (see Note 3 to the Financial Statements). Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.5 million, $12.4 million and $16.6 million during the years ended December 31, 2014, 2013, and 2012, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $11.4 million, $12.8 million and $8.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this report for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $13.9 million, $25.2 million and $24.8 million lower during the years ended December 31, 2014, 2013 and 2012, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.20x, 1.13x and 1.02x during the years ended December 31, 2014, 2013 and 2012, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.30x, 1.36x and 1.29x during the years ended December 31, 2014, 2013, and 2012, respectively. The cost caps provided in the Omnibus Agreement were in effect through December 31, 2014; however, effective January 1, 2015, these provisions of the Omnibus Agreement terminated.

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts. See Part I, Item 3 (“Legal Proceedings”) and Note 15 (“Commitments and Contingencies”) to the Financial Statements included in this report for additional information regarding legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a heavy equipment dealer, the qualification of our natural gas compressors as heavy equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes under revised Texas statutes.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $10.2 million during the year ended December 31, 2014. If we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows, including our cash available for distribution and accordingly, could impair our ability to maintain or increase our distributions. If we had not received the $10.2 million of benefit from the new methodology during the year ended December 31, 2014, our distributable cash flow coverage without the benefit of cost caps would have been 1.12x.

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt(1)
Revolving credit facility due May 2018	$460,000	$—	$—	$460,000	$—
Term loan facility due May 2018	150,000	—	—	150,000	—
6% senior notes due April 2021(2)	350,000	—	—	—	350,000
6% senior notes due October 2022(3)	350,000	—	—	—	350,000
Total long-term debt	1,310,000	—	—	610,000	700,000
Estimated interest payments(4)	371,855	65,103	130,207	92,545	84,000
Total contractual obligations	$1,681,855	$65,103	$130,207	$702,545	$784,000

(1)                  Amounts represent the expected cash payments for principal on our debt and do not include any deferred issuance costs or fair market valuations of our debt. For more information on our long-term debt, see Note 6 to the Financial Statements.

(2)                 Amounts represent the full face value of the 2013 Notes and are not reduced by the unamortized discount of $4.5 million as of December 31, 2014.

(3)                 Amounts represent the full face value of the 2014 Notes and are not reduced by the unamortized discount of $5.2 million as of December 31, 2014.

(4)                  Interest amounts calculated using interest rates in effect as of December 31, 2014, including the effect of our interest rate swaps.

At December 31, 2014, $1.7 million of unrecognized tax benefits have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions, and we are uncertain as to if or when such amounts may be settled. We have not recorded any liability for penalties and interest related to these unrecognized tax benefits.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Effects of Inflation

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

Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2014 and 2012, we recorded bad debt expense of $1.1 million and $0.5 million, respectively. During the year ended December 31, 2013, we recorded a bad debt benefit of approximately $25,000.

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

Contingencies

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. We regularly assess and, if required, establish accruals for income tax and non-income based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2014 and 2013, we had recorded approximately $1.8 million and $5.3 million (including penalties and interest), respectively, of accruals for tax contingencies. Of these amounts, $1.7 million and $0.6 million, respectively, are accrued for income taxes and $0.1 million and $4.7 million, respectively, are accrued for non-income based taxes. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

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

Recent Accounting Pronouncements

See Note 14 to the Financial Statements.

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

As of December 31, 2014, after taking into consideration interest rate swaps, we had $210.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2014 would result in an annual increase in our interest expense of approximately $2.1 million.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of December 31, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of internal control over financial reporting as of December 31, 2014 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Exterran Partners, L.P.

Houston, Texas

We have audited the internal control over financial reporting of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Partnership and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 26, 2015

Item 9B.  Other Information

Fifth Amendment to Third Amended and Restated Omnibus Agreement

On February 23, 2015, we entered into a Fifth Amendment to Third Amended and Restated Omnibus Agreement (the “Omnibus Amendment”) with Exterran Holdings, Exterran Energy Solutions, L.P., Exterran GP LLC (“GP LLC”), Exterran General Partner, L.P. (“GP”) and EXLP Operating LLC. The Omnibus Agreement governs several relationships between us and Exterran Holdings, including:

•                  Certain agreements not to compete between us and our affiliates, on the one hand, and Exterran Holdings and its affiliates, on the other hand;

•                  Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to run our business and our obligation to reimburse Exterran Holdings for the provision of such services;

•                  The terms under which we, Exterran Holdings and our respective affiliates may transfer, exchange or lease compression equipment;

•                  The terms under which we may purchase newly-fabricated compression equipment from Exterran Holdings;

•                  Exterran Holdings’ grant to us of a license to use certain intellectual property, including our logo; and

•                  Exterran Holdings’ obligation to indemnify us for certain liabilities, and our obligation to indemnify Exterran Holdings for certain liabilities.

The Omnibus Agreement, as amended, is hereby incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

The Omnibus Amendment amends the Omnibus Agreement to, among other things, extend the terms of certain non-competition and equipment transfer provisions such that they will now terminate on December 31, 2015.

Each of the parties to the Omnibus Agreement, other than Exterran Holdings, is a direct or indirect subsidiary of Exterran Holdings. As a result, certain individuals, including officers of Exterran Holdings and officers and directors of GP LLC, serve as officers and/or directors of more than one of such entities. Also, Exterran Holdings holds an approximate 35% limited partner interest in us through its subsidiaries and an approximate 2% general partner interest and incentive distribution rights in us through its indirect ownership of GP, our general partner.

The Omnibus Amendment is filed as Exhibit 10.12 to this report and incorporated herein by reference.

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

Our board of directors met eight times during 2014. During 2014, each director attended at least 75% of the aggregate number of meetings of the board of directors and any committee of the board of directors on which such director served.

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

Audit Committee.  The audit committee, which met four times during 2014, consists of Messrs. Crump (chair), Finley and Segner. The board of directors has determined that each of Messrs. Crump, Finley and Segner is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each is “independent” within the meaning of the applicable NASDAQ and Exchange Act rules regulating audit committee independence. The audit committee assists our board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and terms and pre-approve any non-audit services to be performed by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee.

Compensation Committee.  The compensation committee, which met seven times during 2014 and took action by unanimous written consent on one occasion, consists of Messrs. Crump, Finley (chair) and Segner. The compensation committee discharges the board of directors’ responsibilities relating to compensation of our executives and independent directors, reviews and approves the manner in which Exterran Holdings allocates to us its compensation expense applicable to our executives and oversees the development and implementation of our compensation programs. The compensation committee also, in accordance with the SEC’s rules and regulations, produces the compensation discussion and analysis included in Item 11 (“Executive Compensation”) of this report.

Conflicts Committee.  The conflicts committee, which met three times during 2014 and took action by unanimous written consent on one occasion, consists of Messrs. Crump (chair), Finley and Segner. The purpose of the conflicts committee is to carry out the duties of the committee as set forth in our Partnership Agreement and the Omnibus Agreement, and any other duties delegated by our board of directors that may involve a conflict of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common units (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us and the representations made to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations, as set forth in Section 16(a) of the Exchange Act, during 2014.

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

Our current directors and executive officers are:

Name	Age	Title
D. Bradley Childers	50	President, Chief Executive Officer and Chairman of the Board
David S. Miller	51	Senior Vice President, Chief Financial Officer and Director
Jon C. Biro	48	Senior Vice President and Director
Robert E. Rice	49	Senior Vice President
Daniel K. Schlanger	41	Senior Vice President and Director
Donald C. Wayne	48	Senior Vice President and General Counsel
Kenneth R. Bickett	53	Vice President and Controller
James G. Crump	74	Director
G. Stephen Finley	64	Director
Edmund P. Segner, III	61	Director

D. Bradley Childers.  Mr. Childers was elected President, Chief Executive Officer and Chairman of the Board of Exterran GP LLC in December 2011, having served as interim Chief Executive Officer and interim Chairman of the Board since November 2011. Prior to that, Mr. Childers served as Senior Vice President of Exterran GP LLC since June 2006 and as a director of Exterran GP LLC since May 2008. He also served as Senior Vice President of Exterran Holdings since August 2007 and as President, North America of Exterran Energy Solutions, L.P. from March 2008 to November 2011. Prior to the merger of Hanover Compressor Company and Universal Compression Holdings, Inc. in August 2007, Mr. Childers joined Universal in 2002 and served in a number of management positions, including as Senior Vice President of Universal and President of the International Division of Universal Compression, Inc., Universal’s wholly-owned subsidiary. Prior to joining Universal, he held various positions with Occidental Petroleum Corporation (an international oil and gas exploration and production company) and its subsidiaries from 1994 to 2002, including as Vice President, Business Development at Occidental Oil and Gas Corporation. Mr. Childers is a member of the board of directors of Yellowstone Academy (a non-profit organization). Mr. Childers also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries. Mr. Childers holds a B.A. from Claremont McKenna College and a J.D. from the University of Southern California.

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

David S. Miller.  Mr. Miller was elected Senior Vice President and Chief Financial Officer of Exterran GP LLC in April 2012 and as a director of Exterran GP LLC in March 2009. He served as Vice President and Chief Financial Officer, Eastern Hemisphere of Exterran Energy Solutions, L.P. from August 2010 to April 2012, and previously served as Vice President and Chief Financial Officer of Exterran GP LLC from March 2009 to August 2010. Prior to that, Mr. Miller served as Chief Operating Officer of JMI Realty (a private real estate investment and development company) from October 2005 to January 2009. From April 2002 to September 2005, Mr. Miller was a partner with SP Securities LLC (a private investment banking firm). Prior to joining SP Securities LLC, Mr. Miller served in positions of increasing responsibility with the Energy Investment Banking department of Merrill Lynch & Co, Inc. (a financial management and advisory firm) from May 1993 to March 2002. Mr. Miller holds a B.S. in finance from Southern Methodist University and an MBA from Northwestern University J.L. Kellogg Graduate School of Management.

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

Jon C. Biro.  Mr. Biro was elected Senior Vice President and Director of Exterran GP LLC in October 2014. He also serves as Senior Vice President and Chief Financial Officer of Exterran Holdings, Inc., a position he assumed in September 2014. Prior to joining Exterran, Mr. Biro served as Executive Vice President and Chief Financial Officer of Consolidated Graphics, Inc. (a commercial printer) from January 2008 until it was acquired by R.R. Donnelly and Sons Company in January 2014. Mr. Biro joined ICO, Inc. (an oilfield services provider and manufacturer of specialty resins) in 1994, and he served in various positions, including as Chief Financial Officer and Treasurer from April 2002 to January 2008. Prior to joining ICO, Inc., he was a Senior Audit Accountant for PricewaterhouseCoopers LLP from 1991 to 1994. He served on the board of directors and audit committee of Crown Crafts, Inc. (a producer and distributor of infant, toddler and juvenile consumer products) from August 2010 to August 2013. Mr. Biro also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries. He is a Certified Public Accountant and received a B.A. from the University of Texas and an M.S. of Accountancy from the University of Houston.

Through his role as Exterran Holdings, Inc.’s Chief Financial Officer, Mr. Biro brings significant knowledge of our Partnership, including its capital structure and financing requirements. Mr. Biro also brings valuable financial expertise, having served in key management and financial roles in a variety of industries and as a board member of a publicly-traded company. We believe this knowledge and experience make Mr. Biro well qualified to serve as a director of Exterran GP LLC.

Robert E. Rice.  Mr. Rice was elected Senior Vice President of Exterran GP LLC in December 2011, and at that time he was also appointed Senior Vice President of Exterran Holdings, Inc. and President, North America of Exterran Energy Solutions, L.P. Previously, Mr. Rice was Regional Vice President for the U.S. Gulf Coast Region of Exterran Energy Solutions, L.P. Prior to the merger of Hanover and Universal, Mr. Rice held the following positions at Hanover: Vice President, Gulf Coast Business Unit, from September 2003 to August 2007; Vice President, Health, Safety & Environmental, from October 2002 to September 2003; and Director, Corporate Development, January 2002 to October 2002. During his career, Mr. Rice has been based in Argentina and Australia and has developed detailed experience in analyzing, structuring and growing businesses in domestic and international energy markets. Mr. Rice also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries. Mr. Rice also served as a Flight Test Engineer with the United States Air Force. Mr. Rice holds a B.S. in electrical engineering from Louisiana Tech University.

Daniel K. Schlanger.  Mr. Schlanger has served as Senior Vice President of Exterran GP LLC since June 2006, and has served as a director of Exterran GP LLC since October 2006. From June 2006 to March 2009, he also served as Chief Financial Officer of Exterran GP LLC. He was appointed Senior Vice President, Sales and Marketing, of Exterran Holdings and Exterran Energy Solutions, L.P. in February 2015, having served both companies as Senior Vice President, Operation Services since February 2009. Prior to the merger of Hanover and Universal, Mr. Schlanger served as Vice President — Corporate Development of Universal. From August 1996 through May 2006, Mr. Schlanger was employed as an investment banker with Merrill Lynch & Co., where he focused on the energy sector. Mr. Schlanger also serves as an officer of certain other Exterran Holdings majority-owned subsidiaries. Mr. Schlanger holds a B.S. in economics from the University of Pennsylvania.

From his position as Senior Vice President, Sales & Marketing, and previously with responsibility for Operations Services of Exterran Holdings, Mr. Schlanger has unique insight into our operational challenges and opportunities. Also, through his prior role as our Chief Financial Officer and his role in forming the Partnership, Mr. Schlanger brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Schlanger also brings financial expertise, including experience with capital markets transactions, knowledge of the energy industry and familiarity with master limited partnerships from his prior role as an investment banker. We believe this knowledge and experience make Mr. Schlanger well qualified to serve as a director of Exterran GP LLC.

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

Kenneth R. Bickett.  Mr. Bickett is Vice President and Controller of Exterran GP LLC, positions he assumed in December 2011. Mr. Bickett held the titles of Vice President, Finance and Accounting of Exterran GP LLC from April 2009 to December 2011, having served as Vice President and Controller of Exterran GP LLC from June 2006 to April 2009. He also serves as Vice President and Controller of Exterran Holdings. Prior to the merger of Hanover and Universal, Mr. Bickett served as Vice President, Accounting and Corporate Controller of Universal, a position he held since joining Universal in July 2005. Prior to joining Universal, he served as Vice President and Assistant Controller for Reliant Energy, Inc. (an electricity and energy services provider). Prior to joining Reliant Energy in 2002, Mr. Bickett was employed by Azurix Corp. (a water and wastewater utility and services company) since 1998, where he most recently served as Vice President and Controller. Mr. Bickett also serves as an officer and director of certain other Exterran Holdings majority-owned subsidiaries. Mr. Bickett is a Certified Public Accountant and holds a B.S. in accounting from the University of Kentucky.

James G. Crump.  Mr. Crump was appointed as a director of Exterran GP LLC in October 2006. Mr. Crump began his career at Price Waterhouse in 1962 and became a partner in 1974. From 1977 until the merger of Price Waterhouse and Coopers Lybrand in 1998, Mr. Crump held numerous management and leadership roles. From 1998 until his retirement in 2001, Mr. Crump served as Global Energy and Mining Cluster Leader, as a member of the U.S. Management Committee and the Global Management Committee and as

Houston Office Managing Partner. Mr. Crump served as chairman of the audit committee and a member of the conflicts committee of the board of directors of Copano Energy, L.L.C. (a natural gas gathering and processing company) from November 2004 until Copano was acquired by Kinder Morgan Energy Partners in May 2013. He is a director of the Lamar University Foundation and the Culinary Endowment and Scholarship, Inc. (both non-profit organizations). Mr. Crump holds a B.B.A. in accounting from Lamar University.

With a nearly 40-year career focused on providing independent public accounting services to the energy industry, Mr. Crump contributes a broad-based understanding of the oil and gas industry and of complex accounting and financial matters. We believe this knowledge and experience make Mr. Crump well qualified to serve as a director of Exterran GP LLC.

G. Stephen Finley.  Mr. Finley was elected as a director of Exterran GP LLC in November 2006. Mr. Finley served in various positions of increasing responsibility at Baker Hughes Incorporated (a provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry) from 1982 until his retirement in 2006, including as Senior Vice President — Finance and Administration and Chief Financial Officer from April 1999 through April 2006. Mr. Finley currently serves as chairman of the audit committee and as a member of the compensation committee and the nominating and corporate governance committee of the board of directors of Newpark Resources, Inc. (a provider of integrated site, environmental and drilling fluid services to the oil and gas exploration and production industry). Mr. Finley’s prior board service includes the following: From April 2012 to December 2014, Microseismic, Inc. (a private oilfield services company providing real-time monitoring and mapping of hydraulic fracture operations in unconventional oil and gas plays); from December 2006 to November 2011, Total Safety U.S., Inc. (a privately held company and global provider of integrated safety strategies and solutions for hazardous environments); and from June 2006 to June 2008, Ocean Rig ASA (a Norway-based drilling contractor). Mr. Finley holds a B.S. from Indiana State University.

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

Edmund P. Segner, III.  Mr. Segner was elected as a director of Exterran GP LLC in May 2009. Mr. Segner is a Professor in the Practice of Engineering Management in the Department of Civil and Environmental Engineering at Rice University (Houston). In November 2008, Mr. Segner retired from EOG Resources, Inc. (EOG) (a publicly traded independent oil and gas exploration and production company). Among the positions he held at EOG was President and Chief of Staff and Director from 1999 to 2007. From March 2003 through June 2007, he also served as EOG’s principal financial officer. Mr. Segner currently serves as chairman of the reserves and environment, health and safety committee and is a member of the audit and compensation committees of Bill Barrett Corporation (a company engaged in exploration and development of natural gas and oil reserves in the Rocky Mountain region of the U.S.). Mr. Segner also serves as lead director, audit committee chair and member of the nominating and governance committee of Laredo Petroleum, Inc. (a company focused on the exploration, development and acquisition of oil and natural gas properties in the Permian and Mid-Continent regions of the U.S.). He also serves as a director and a member of the conflicts committee of Midcoast Holdings, LLC (a natural gas and natural gas liquids midstream company with operations primarily in Texas and Oklahoma). He served as chairman of the audit committee and as a member of the finance committee of the board of Seahawk Drilling, Inc. (an owner and operator of offshore oil and gas platforms and a provider of shallow water contract drilling services to the oil and natural gas exploration industry) from August 2009 to October 2011. Mr. Segner is a member of the Society of Petroleum Engineers and currently serves on the board of trustees of the Nature Conservancy of Texas and the Texas Council for Economic Education (both non-profit organizations). Mr. Segner is a Certified Public Accountant and holds a B.S. in civil engineering from Rice University and an M.A. in economics from the University of Houston.

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

The following discussion addresses the 2014 compensation for our named executive officers (collectively, the “Named Executive Officers”), who are:

•          D. Bradley Childers, President and Chief Executive Officer of Exterran GP LLC and Exterran Holdings;

•          David S. Miller, Senior Vice President and Chief Financial Officer of Exterran GP LLC;

•          Robert E. Rice, Senior Vice President of Exterran GP LLC and Exterran Holdings and President, North America of Exterran Energy Solutions, L.P.;

•          Daniel K. Schlanger, Senior Vice President of Exterran GP LLC and Senior Vice President, Sales and Marketing of Exterran Holdings; and

•          Donald C. Wayne, Senior Vice President and General Counsel of Exterran GP LLC and Exterran Holdings.

Compensation Expense Allocations

Under the Omnibus Agreement, most costs associated with Exterran Holdings’ provision of services to us, including compensation of our Named Executive Officers, are allocated to us on a monthly basis in the manner that our general partner deems reasonable. During 2014, those allocations were generally made using a two-step process:

•          First, Exterran Holdings allocated an appropriate portion of its total SG&A expenses among its business segments, including to the U.S. portion of its North America contract operations segment, based on revenue.

•          Second, Exterran Holdings allocated to us a prorated portion of the SG&A expenses initially allocated to the U.S. portion of Exterran Holdings’ North America contract operations segment based upon the ratio of our total compression equipment horsepower to the sum of Exterran Holdings’ total U.S. compression equipment horsepower and our total compression equipment horsepower.

Under the Omnibus Agreement, the amount for which we were obligated to reimburse Exterran Holdings for SG&A expenses allocated to us, including compensation costs, could not exceed $15.0 million per quarter from January 1, 2014 through April 9, 2014 and $17.7 million per quarter from April 10, 2014 through December 31, 2014, after taking into account any such costs we incur and pay directly (the “SG&A Cap”), for 2014. The reimbursement of compensation costs allocated by Exterran Holdings to us for the compensation of our Named Executive Officers (which excludes the non-cash costs related to our phantom unit awards) was subject to the SG&A Cap during 2014; however, effective January 1, 2015, the cost caps provisions of the Omnibus Agreement, including the SG&A cap, terminated. See Part III, Item 13 (“Certain Relationships and Related Transactions, and Director Independence”) of this report for additional discussion of relationships and transactions we have with Exterran Holdings and the terms of the Omnibus Agreement.

During the year ended December 31, 2014, Exterran Holdings allocated to us the following percentages of Exterran Holdings compensation expenses incurred to provide the Named Executive Officers’ total compensation, including base salary, annual performance-based incentive compensation, Exterran Holdings stock and option awards, our phantom unit awards and other benefits:

Executive Officer	Percent of Named Executive Officer’s 2014 Total Compensation Allocated to the Partnership (%)
D. Bradley Childers	18
David S. Miller	18
Robert E. Rice	30
Daniel K. Schlanger	—
Donald C. Wayne	18

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

•          Review and approve the manner in which Exterran Holdings allocates to us the compensation expense applicable to                                             our Named Executive Officers;

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

Compensation Philosophy and Objectives

The primary objectives of Exterran Holdings’ executive compensation program are to:

•          Pay competitively - The Exterran Holdings Compensation Committee believes that, to attract, retain and motivate an effective management team with the level of expertise and experience needed to achieve consistent growth, profitability and return for Exterran Holdings stockholders, total compensation should be competitive with that of similarly-sized companies to Exterran Holdings across a variety of industries and within the oilfield services sector, as further described below in “How the Exterran Holdings Compensation Committee Determines Executive Compensation.”

•          Pay for performance - Exterran Holdings’ and our emphasis on performance-based, variable compensation is an important component of our overall compensation philosophy. Cash bonuses and equity-based incentive awards based on Exterran Holdings’ annual performance combined with Exterran Holdings’ and our time-based equity awards that vest over several years balance short-term and long-term business objectives. Approximately 84% of our Chief Executive Officer’s 2014 targeted total direct compensation (base salary plus targeted annual and long-term incentive award levels) and approximately 70% of our other Named Executive Officers’ 2014 targeted total direct compensation was variable, with realized value dependent upon future performance.

•          Align management’s interests with equityholders’ interests - Exterran Holdings’ and our emphasis on equity-based compensation and ownership encourages executives to act strategically to drive sustainable long-term performance and enhance long-term equityholder value.

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

•          Data and analysis provided by the Exterran Holdings Compensation Committee’s independent compensation consultant, as further detailed below;

•          The Chief Executive Officer’s recommendations (other than with respect to his own compensation);

•          Exterran Holdings’ company and operating unit performance (where applicable), as well as each executive’s impact on performance;

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

Compensation Consultant Analysis.  For 2014, the Exterran Holdings Compensation Committee engaged Pearl Meyer & Partners, LLC (“PM&P”), an independent third-party compensation consultant, to:

•          provide a competitive review of executive compensation, including base salary, annual incentives, long-term incentives and total direct compensation, compared with independent and objective market data; and

•          provide information on how trends, new rules, regulations and laws impact executive and director compensation practice and administration.

For 2014, PM&P provided an analysis of data derived from (i) proxy statements filed by the members of Exterran Holdings’ peer group, as further described below, and (ii) surveys of the compensation practices of companies in the oilfield services industry, the broader energy industry and across a variety of industries, in each case with annual revenues ranging from approximately $1.0 billion to $3.0 billion(1). In performing its analysis, PM&P generally placed more weight on the proxy compensation data than on the information derived from the compensation surveys.

In consultation with PM&P, the Exterran Holdings Compensation Committee selected Exterran Holdings’ 2014 peer group as follows:

Basic Energy Services, Inc.	Flowserve Corporation	Patterson-UTI Energy, Inc.

Cameron International Corporation	Gardner Denver, Inc.	Regency Energy Partners, L.P.

Chicago Bridge & Iron Company N.V.	Key Energy Services, Inc.	RPC, Inc.

DCP Midstream Partners LP	McDermott International, Inc.	Superior Energy Services, Inc.

Dresser-Rand Group Inc.	Oceaneering International, Inc.	Willbros Group, Inc.

Oil States International, Inc.

(1)                  No information was provided as to any individual company’s responses to the survey questions, and no individual component company that contributed to these surveys was evaluated by or considered by the Exterran Holdings’ Compensation Committee for purposes of determining executive compensation.

Because many of Exterran Holdings’ direct competitors are not publicly traded or are not of a comparable size, Exterran Holdings’ peer group includes a diversity of oilfield services and related companies with a range of revenues and with both domestic and international operations. The Exterran Holdings Compensation Committee believes this peer group includes companies with which Exterran Holdings competes for technical and managerial talent and provides an appropriate reference point for assessing the competitiveness of Exterran Holdings’ compensation program. The Exterran Holdings Compensation Committee annually reviews the composition of the peer group, based on input from its compensation consultant, and modifies it as circumstances, including industry consolidation and other competitive forces, warrant. In consultation with PM&P, the Exterran Holdings Compensation Committee determined not to make any changes to the peer group for 2014 compared to the peer group for 2013.

For 2014, the Exterran Holdings Compensation Committee used PM&P’s analysis to help structure a competitive executive compensation program, position executive compensation within a target range (by referencing the market at the 50th percentile), and make individual compensation decisions based on comparable positions at those companies with which Exterran Holdings competes for talent, with the following results:

Cash Compensation	2014 Compensation Positioning for Cash Compensation and Total Direct Compensation averaged between the 25th and 50th percentile for all Named Executive Officers, including the Chief Executive Officer.
calculated for each Named Executive Officer as the sum of his base salary for 2014 and his 2014 target short-term incentive compensation.

Total Direct Compensation
calculated for each Named Executive Officer as the sum of his Cash Compensation for 2014 and the grant date fair value of all equity-based awards granted to him during 2014.

While the Exterran Holdings Compensation Committee took into consideration the analysis provided, PM&P did not make any specific recommendation as to the Named Executive Officers’ compensation levels or performance targets for 2014.

Following review and consultation with PM&P, the Exterran Holdings’ Compensation Committee has determined that PM&P is independent and that no conflict of interest, either currently or during 2014, results from this engagement. The Exterran Holdings’ Compensation Committee continues to monitor the independence of its compensation consultant on a periodic basis.

Chief Executive Officer Recommendations.  The most significant aspects of management’s, including the Chief Executive Officer’s, role in the compensation-setting process are:

•          recommending compensation programs, compensation policies, compensation levels and incentive opportunities that are consistent with Exterran Holdings’ and our business strategies;

•          compiling, preparing and distributing materials for the Exterran Holdings Compensation Committee’s review and consideration;

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

Elements of Compensation

Exterran Holdings’ executive compensation program is designed (i) to align our executive officers’ pay with individual, company and partnership performance in order to achieve growth, profitability and equityholder return, and (ii) to attract and retain talented executives who are critical to the short- and long-term success of us and Exterran Holdings. The key elements of our Named Executive Officers’ compensation and the primary objectives of each are:

•          Base salary attracts and retains talented executives, recognizes individual roles and responsibilities, and provides stable income;

•          Annual performance-based incentive compensation promotes short-term performance objectives and rewards executives for their contributions toward achieving those objectives;

•          Long-term incentive compensation aligns executives’ interests with equityholders’ interests, emphasizes long-term financial and operational performance, and helps retain key executives;

•          Retirement savings, health and welfare benefits provide retirement income and protection against the financial hardship that can result from illness, disability or death; and

•          Severance benefit and change of control arrangements aid in attracting and retaining executive talent, particularly during any potential transition period due to a change of control.

Each of these elements of compensation is further described below.

Base Salary

The Exterran Holdings Compensation Committee has determined that, to attract external executive talent and support the development and retention of current executives, base pay should be competitive, as described above. In February 2014, the Exterran Holdings Compensation Committee reviewed the base salaries of our Named Executive Officers based upon the considerations discussed above under “How the Exterran Holdings Compensation Committee Determines Executive Compensation” and determined to make the adjustments shown below, effective as of March 2014. Our Named Executive Officers’ 2014 base salaries (both before and after the March 2014 adjustments) were:

			2014 Base Salary ($)
Executive Officer		Title	Pre-adjustment	Post-adjustment
D. Bradley Childers	(1)	President and Chief Executive Officer	650,000	800,000
David S. Miller		Senior Vice President and Chief Financial Officer	288,400	330,000
Robert E. Rice		Senior Vice President	340,000	400,000
Daniel K. Schlanger		Senior Vice President	365,000	420,000
Donald C. Wayne		Senior Vice President and General Counsel	350,000	375,000

(1)                  In February 2014, the Exterran Holdings Compensation Committee determined to increase Mr. Childers’ base salary by approximately 23%, in recognition of his substantial contributions to continued Exterran Holdings performance improvements in 2013 and to align his base salary more closely with comparable positions at those companies with which Exterran Holdings competes for talent.

Based on current 2015 market conditions, including an uncertain economic environment within our industry, Exterran Holdings currently does not anticipate making any increases to our executive officers’ (including our Named Executive Officers’) base salaries during 2015.

Annual Performance-Based Incentive Compensation

During the first quarter of each year, the Exterran Holdings Compensation Committee adopts a program to provide the short-term cash incentive element of Exterran Holdings’ and our Named Executive Officers’ compensation for that year. In February 2014, the Exterran Holdings Compensation Committee adopted the short-term incentive program for 2014 (the “2014 Incentive Program”). Each Named Executive Officer’s cash incentive target was a specified percentage of his base salary in 2014 (after taking into account the base salary adjustments discussed above under “Base Salary”) and, based on current 2015 market conditions, Exterran Holdings anticipates that our Named Executive Officers’ cash incentive targets will not be increased in 2015. In determining the cash incentive opportunity for each Named Executive Officer, the Exterran Holdings Compensation Committee considered the factors discussed above under “How Our Compensation Committee Determines Executive Compensation.” Under the 2014 Incentive Program, each Named Executive Officer’s cash incentive target was:

Executive Officer	Title	2014 Cash Incentive Target (% of base salary)	2014 Cash Incentive Target ($)
D. Bradley Childers	President and Chief Executive Officer	110	880,000
David S. Miller	Senior Vice President and Chief Financial Officer	70	231,000
Robert E. Rice	Senior Vice President	70	280,000
Daniel K. Schlanger	Senior Vice President	70	294,000
Donald C. Wayne	Senior Vice President and General Counsel	65	243,750

Each Named Executive Officer’s potential cash payout under the 2014 Incentive Program ranged from 0% to 200% of his incentive target; however, the Exterran Holdings Compensation Committee had discretion to increase each Named Executive Officer’s actual cash payout above 200% of his incentive target for extraordinary company and individual performance during 2014.

Under the 2014 Incentive Program, the Exterran Holdings Compensation Committee could determine actual payouts to the Named Executive Officers by considering (i) for all Named Executive Officers, Exterran Holdings’ performance, including an assessment of EBITDA, as adjusted, achieved by Exterran Holdings for 2014, (ii) for Messrs. Rice, Schlanger and Wayne, the results achieved by the North America operating unit, the Operations Services operating unit and Corporate Services, respectively, (iii) each officer’s individual contribution toward Exterran Holdings company and/or Exterran Holdings operating unit performance, including his demonstrated leadership and implementation of Exterran Holdings’ business strategy, (iv) Mr. Childers’ recommendations (other than with respect to himself), and (v) any other factors or criteria that the Exterran Holdings Compensation Committee chose to consider, in its discretion. No specific weight was given to any of these factors.

To assess Exterran Holdings’ 2014 performance, the Exterran Holdings Compensation Committee considered where Exterran Holdings’ EBITDA, as adjusted, for purposes of the 2014 Incentive Program, achieved for 2014 fell within the following target range:

	Below Threshold	Threshold	Target	Maximum	2014 Actual
Exterran Holdings’, EBITDA, as adjusted (in millions)(1)	$ <548	$548	$685	$822	$671
Exterran Holdings performance percentage	0	50%	100%	150%	95%

(1)                  Exterran Holdings’ EBITDA, as adjusted, is calculated as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restructuring charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations, expensed acquisition costs and other charges. EBITDA, as adjusted for purposes of the 2014 Incentive Program, makes further adjustments, in the Exterran Holdings Compensation Committee’s discretion, relating to certain items that are generally unusual or non-recurring in nature. EBITDA, as adjusted for purposes of the 2014 Incentive Program, also reflects the Exterran Holdings Compensation Committee’s revised target range, and Exterran Holdings’ results, relating to our acquisitions of assets from MidCon Compression, L.L.C in April and August 2014.

To assess 2014 operating unit performance, the Exterran Holdings Compensation Committee considered the performance indicators shown below. For each of the Latin America, North America and Eastern Hemisphere operating units, the specified financial performance indicators were collectively weighted at 60% to 70%, and the specified customer service, people and safety performance indicators were collectively weighted at 30% to 40%. For each of the Operations Services and the Corporate Services operating units, the specified financial performance indicators were collectively weighted at 80%, and the specified people and safety performance indicators were collectively weighted at 20%. Based on this assessment, achievement percentages for Exterran Holdings’ operating units were determined to range from 103% to 118%.

Performance Indicator	Exterran Holdings Operating Unit
(1)	Latin America	North America	Eastern Hemisphere	Operations Services	Corporate Services
Financial	Operating cash flow Contract operations and fabrication bookings	Operating cash flow Fabrication bookings Field optimization savings Net change in horsepower utilization	Operating cash flow Fabrication bookings Net change in horsepower utilization	EBITDA Fabrication bookings gross margin Working capital	Blended financial performance of Latin America, North America, Eastern Hemisphere and Operations Services operating units

Customer Service	Service availability percentage	Service availability percentage	Service reliability percentage	Not applicable	Not applicable

People	Supervisor effectiveness	Supervisor effectiveness	Supervisor effectiveness	Supervisor effectiveness	Supervisor effectiveness

Safety	Preventable vehicle incident rate Total recordable incident rate	Preventable vehicle incident rate Total recordable incident rate	Total recordable incident rate	Total recordable incident rate	Total recordable incident rate

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

Finally, the Exterran Holdings Compensation Committee considered each Named Executive Officer’s individual contribution toward Exterran Holdings’ company and/or operating unit performance including, as individually applicable, implementation of operational improvements, contribution toward Exterran Holdings’ performance goals and initiatives and demonstrated leadership ability. During its assessment of 2014 performance, the Exterran Holdings Compensation Committee also considered Exterran Holdings’ extraordinary performance during 2014, including, among other significant accomplishments:

•          organic growth of 261,000 operating compression horsepower in North America;

•          the completion and successful integration of two major asset acquisitions that increased operating compression horsepower by an additional 554,000 horsepower in North America;

•          execution of several major long-term contracts for the provision of contract operations services in Latin America;

•          initiation of Exterran Holdings’ dividend program and payment of four quarterly dividends of $0.15 per share during the year;

•          the successful launch of the Exterran Holdings’ C-Series line of configurable compressor packages;

•          the implementation of significant organizational design changes to simplify the Exterran Holdings operating structure;

•          the achievement of the lowest injury rates and best overall safety record in Exterran Holdings’ history; and

•          the announcement of a plan in late 2014 to separate Exterran Holdings’ international contract operations, international aftermarket services and global fabrication businesses into a standalone, publicly traded company to be spun-off to the Exterran Holdings stockholders.

Following its assessment of Exterran Holdings’ performance, operating unit performance, individual performance and the additional factors discussed above, the Exterran Holdings Compensation Committee approved the following cash payments under the 2014 Incentive Program. These amounts are expected to be paid in March 2015.

Executive Officer	Title	2014 Incentive Program Payout ($)
D. Bradley Childers	President and Chief Executive Officer	2,000,000
David S. Miller	Senior Vice President and Chief Financial Officer	700,000
Robert E. Rice	Senior Vice President	825,000
Daniel K. Schlanger	Senior Vice President	600,000
Donald C. Wayne	Senior Vice President and General Counsel	500,000

Long-Term Incentive Compensation

The Exterran Holdings Compensation Committee believes that awarding a meaningful portion of our Named Executive Officers’ total compensation in the form of long-term incentive compensation aligns our executives’ interests with our equityholders’ interests, emphasizes long-term financial and operational performance and helps to retain key executives. Specifically, grants of:

•          Exterran Holdings Stock Options incentivize Exterran Holdings’ key employees to work toward Exterran Holdings’ long-term performance objectives and the goal to achieve future stockholder appreciation, because options have value only when the value of Exterran Holdings common stock increases;

•          Exterran Holdings Restricted Stock and Restricted Stock Units incentivize Exterran Holdings’ key employees to work toward long-term performance goals by aligning their interests with those of Exterran Holdings’ stockholders;

•          Exterran Holdings Performance Awards encourage long-range planning through performance factors designed to focus key employees on year-over-year performance improvements and reward sustained stockholder value creation; and

•          Partnership Phantom Units with distribution equivalent rights (“DERs”) emphasize our growth objectives. DERs are the right to receive cash distributions on the units.

Grants of stock options, restricted stock, restricted stock units and performance awards during calendar year 2014 were made under the Exterran Holdings, Inc. 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”), which was approved by the Exterran Holdings stockholders in April 2013. The 2013 Stock Incentive Plan is administered by the Exterran Holdings Compensation Committee. Awards of Partnership phantom units are made from the Partnership Plan, which is administered by our compensation committee.

Equity-based long-term incentive awards (“LTI Awards”) are granted and valued based on the market closing price of Exterran Holdings common stock or our common units on the date of approval by the applicable compensation committee. LTI Awards to officers and employees generally vest one-third per year over a three-year period, subject to continued service through the vesting date. In addition, LTI Awards may be subject to accelerated vesting as described below under “Information Regarding Executive Compensation —Potential Payments upon Termination or Change of Control.”

Exterran Holdings’ performance awards are payable based on achievement of certain specified performance indicators. Payout amounts under the performance awards are determined following the conclusion of the performance period, which is generally one year, and may be settled in shares of Exterran Holdings common stock or in cash, as determined by the Exterran Holdings Compensation Committee.

Our compensation committee’s general practice is to grant equity-based awards to our directors and officers once a year in the first quarter, around the time the Exterran Holdings Compensation Committee grants equity-based awards to Exterran Holdings’ officers. The schedule for making LTI Awards is typically established several months in advance and is not set based on knowledge of material nonpublic information or in response to our unit price. This practice results in awards being granted on a regular, predictable annual cycle. Equity-based awards are occasionally granted at other times during the year, such as upon the hiring of a new employee or following the promotion of an employee. In some instances, our board of directors may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date.

2014 LTI Awards.  In determining the 2014 LTI Awards for each Named Executive Officer, the Exterran Holdings Compensation Committee considered the factors discussed above under “How the Exterran Holdings Compensation Committee Determines Executive Compensation,” and also reviewed share utilization with respect to the 2013 Stock Incentive Plan, potential overhang and burn rate under various award scenarios. As shown in the Grants of Plan-Based Awards Table for 2014 below, the 2014 LTI Awards for Messrs. Childers, Rice and Schlanger included a mix of stock options, restricted stock, performance units and Partnership phantom units (awarded by our compensation committee), and for Messrs. Miller and Wayne, all such award types excluding stock options.

2014 Performance Units. The performance units awarded to the Named Executive Officers in 2014 (the “2014 Performance Units”) were payable based on Exterran Holdings’ EBITDA, as adjusted, achieved during the performance period from January 1, 2014 through December 31, 2014. The potential number of 2014 Performance Units that could be earned ranged from 0% to 150% of the target grant value. The 2014 Performance Unit target range for EBITDA, as adjusted, and the results achieved by Exterran Holdings for 2014 as approved by the Exterran Holdings Compensation Committee, were as follows:

	Below Threshold	Threshold	Target	Maximum	Company Performance/ Payout Percentage Achieved
Exterran Holdings’ EBITDA, as adjusted (in millions)(1)	$ <548	$548	$685	$822	$671
Payout as a percentage of target value	0	50%	100%	150%	95%

(1)                  Exterran Holdings’ EBITDA, as adjusted, is calculated as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restructuring charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations, expensed acquisition costs and other charges. EBITDA, as adjusted for purposes of the 2014 Performance Units, makes further adjustments, in the Exterran Holdings Compensation Committee’s discretion, relating to certain items that are generally unusual or non-recurring in nature. EBITDA, as adjusted for purposes of the 2014 Performance Units, also reflects the Exterran Holdings Compensation Committee’s revised target range, and Exterran Holdings’ results, relating to our acquisitions of assets from MidCon Compression, L.L.C in April and August 2014.

The earned 2014 Performance Units vest one-third per year over a three-year period, subject to continued service through each vesting date, and are payable in cash based on the market closing price of Exterran Holdings common stock on the vesting date. The 2014 Performance Units are subject to accelerated vesting as described under “Severance Benefit Agreements and Change of Control Arrangements” below. See the Grants of Plan-Based Awards Table for 2014 below for more information about the 2014 Performance

Units awarded to the Named Executive Officers.

Retirement Savings, Health and Welfare Benefits

Our Named Executive Officers participate in Exterran Holdings’ company-sponsored benefit programs on generally the same basis as Exterran Holdings’ other salaried employees. These benefits are designed to provide retirement income and protection against the financial hardship that can result from illness, disability or death.

Retirement Savings Plan.  The Exterran Holdings 401(k) Plan allows certain employees who are U.S. citizens, including our Named Executive Officers, to defer a portion of their eligible salary, up to the Internal Revenue Code (the “Code”) maximum deferral amount, on a pre-tax basis. Participants make contributions to an account maintained by an independent trustee and direct how those contributions are invested. Exterran Holdings matches 100% of a participant’s contribution to a maximum of 1% of his or her annual eligible compensation, plus 50% of the participant’s contribution from 2% to a maximum of 6% of his or her annual eligible compensation, for a total company match of up to 3.5% of annual eligible compensation. Participants vest in Exterran Holdings’ matching contributions after two years of employment.

Deferred Compensation Plan.  The Exterran Holdings Deferred Compensation Plan (the “Deferred Compensation Plan”) allows certain key employees who are U.S. citizens, including our Named Executive Officers, to defer receipt of their compensation, including up to 100% of their salaries and bonuses, and be credited with Exterran Holdings contributions designed to serve as a make-up for the portion of the employer-matching contribution that cannot be made under the Exterran Holdings 401(k) Plan due to Code limits. Participants generally must make elections relating to compensation deferrals and plan distributions in the year preceding that in which the compensation is earned. Contributions to the Deferred Compensation Plan are self-directed investments in the various funds available under the plan. There are thus no interest calculations or earnings measures other than the performance of the investment funds selected by the participant. Participants direct how their contributions are invested and may change these elections at any time, provided that such changes in elections comply with Section 409A of the Code.

Health and Welfare Benefit Plans.  Exterran Holdings maintains a standard complement of health and welfare benefit plans for its employees, including our Named Executive Officers, which provide medical, dental and vision benefits, flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance and life insurance coverage. These benefits are provided to our Named Executive Officers on the same terms and conditions as they are provided to Exterran Holdings’ other employees.

Perquisites.  As in prior years, Exterran Holdings provided limited perquisites during 2014. Our Named Executive Officers were entitled to a taxable benefit of tax preparation and planning services. Exterran Holdings’ policy prohibits tax gross-ups on perquisites, other than gross-ups provided pursuant to an expatriate tax equalization plan, policy or arrangement.

Severance Benefit Agreements and Change of Control Arrangements

Exterran Holdings has entered into severance benefit agreements and change of control agreements with each of our Named Executive Officers. The Exterran Holdings Compensation Committee believes these types of agreements are a customary part of executive compensation and, therefore, necessary to attract and retain executive talent. The change of control agreements are structured as “double trigger” agreements. In other words, the change of control alone does not trigger benefits; rather, benefits are paid only if the executive incurs a qualifying termination of employment within 18 months following a change of control. See “Information Regarding Executive Compensation — Potential Payments upon Termination or Change of Control,” below, for a description of the terms of the change of control agreements and the severance benefit agreements, as well as estimates of the potential payouts under those agreements.

The Exterran Holdings Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”), the 2013 Stock Incentive Plan and the Partnership Plan each permit the accelerated vesting of outstanding equity awards upon a change of control. The outstanding award agreements for awards granted to employees under the 2007 Stock Incentive Plan provide that only the portion of the award scheduled to vest within the 12 months following a change of control will vest upon the change of control, with the remainder of the award continuing to vest as per the original vesting schedule, unless a change of control is followed by a qualifying termination of employment (in which case the award will vest in full upon such termination). The outstanding award agreements for awards granted to employees under the Partnership Plan prior to March 2014 provide for full accelerated vesting of the award upon a change of control. In March 2014, we and Exterran Holdings determined to eliminate any single-trigger accelerated vesting with respect to future equity awards in order to incentivize employees to remain in employment with Exterran Holdings following a change of control. The award agreements for all awards granted to employees under the 2013 Stock Incentive Plan and the Partnership Plan during or after March 2014 do not provide for accelerated vesting upon a change of control unless the grantee incurs a qualifying termination of employment within eighteen months following the change of control (in which case the award will vest in full upon such termination). See “Information Regarding Executive Compensation — Potential Payments upon Termination or Change of Control,” below, for more information about equity vesting under various circumstances.

The Exterran Holdings 401(k) Plan provides for accelerated vesting of any unvested Exterran Holdings matching contributions following a change of control.

Other Policies and Considerations

Unit Ownership Requirements.  We do not have any policy or guidelines that require specified ownership of our common units by our directors or executive officers or any unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of February 19, 2015, our independent directors collectively held 47,985 common units, and our Named Executive Officers collectively held 59,646 common units and 78,045 phantom units with DERs.

Prohibition on Hedging.  Exterran Holdings’ policy prohibits all employees and directors from entering into any transaction designed to hedge or offset any decrease in the market value of its or our equity securities, including purchasing financial instruments (such as variable forward contracts, equity swaps, collars or exchange funds), or otherwise trading in market options (such as puts or calls), warrants, or other derivative instruments of our equity securities.

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

Submitted by the compensation committee:

G. Stephen Finley, Chair

James G. Crump

Edmund P. Segner, III

INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table for 2014

The following table shows the compensation paid during the years shown to our Named Executive Officers. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

Name and Title	Year	Salary ($)	Stock Awards ($)(1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
D. Bradley Childers, President and Chief Executive Officer	2014	765,385	2,359,485		907,457	2,000,000	243,543	6,275,870
	2013	615,385	2,274,164		797,082	880,000	41,200	4,607,831
	2012	500,000	354,994		—	805,000	38,620	1,698,614

David S. Miller, Senior Vice President and Chief Financial Officer	2014	320,401	795,482	(5)	—	700,000	62,158	1,877,041
	2013	286,462	423,698		—	230,000	17,199	957,359
	2012	277,845	427,604		—	270,000	250,792	1,226,241

Robert E. Rice, Senior Vice President	2014	386,155	464,765		178,748	825,000	57,962	1,912,630
	2013	334,231	431,293		151,167	340,000	18,808	1,275,499

Daniel K. Schlanger, Senior Vice President	2014	407,308	511,980		279,995	600,000	64,447	1,863,730
	2013	362,692	567,353		279,852	450,000	27,234	1,687,131
	2012	348,078	593,611		280,227	455,000	28,862	1,705,778

Donald C. Wayne, Senior Vice President and General Counsel	2014	369,231	544,498		—	500,000	56,390	1,470,119
	2013	347,231	729,602	(6)	—	315,000	22,837	1,414,670
	2012	330,961	546,001		—	360,000	38,585	1,275,547

(1)         The amounts in this column for 2014 represent the grant date fair value of (a) restricted shares of Exterran Holdings common stock, (b) 2014 Performance Units, as finally determined by the Exterran Holdings Compensation Committee following the conclusion of the applicable performance period, and (c) our Partnership phantom units. The grant date fair value of these awards was calculated in accordance with the Financial Accounting Standards Board Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”). For a discussion of valuation assumptions, see Note 8 to the Financial Statements and Note 18 to the consolidated financial statements in Exterran Holdings’ Annual Report on Form 10-K for the year ended December 31, 2014.

(2)         The amounts in this column for 2014 represent the grant date fair value of options to purchase Exterran Holdings common stock, calculated in accordance with ASC 718. For a discussion of valuation assumptions, see Note 18 to the consolidated financial statements in Exterran Holdings’ Annual Report on Form 10-K for the year ended December 31, 2014.

(3)        The amounts in this column for 2014 represent cash payments under the 2014 Incentive Program, which covered the compensation measurement and performance year ended December 31, 2014, and are expected to be paid during the first quarter of 2015.

(4)         The amounts in this column for 2014 include the following:

Name	401(k) Plan Company Contribution ($)(a)	Deferred Compensation Plan Company Contribution ($)(b)	Tax Preparation and Planning Services ($)	DERs / Dividends ($)(c)	Total ($)
D. Bradley Childers	9,100	8,395	6,000	220,048	243,543
David S. Miller	9,100	2,556	—	50,502	62,158
Robert E. Rice	9,100	3,386	1,680	43,796	57,962
Daniel K. Schlanger	9,100	4,931	5,000	45,416	64,447
Donald C. Wayne	9,100	3,190	3,500	40,600	56,390

(a)         The amounts shown represent Exterran Holdings’ matching contributions for 2014.

(b)         Our Named Executive Officers could contribute up to 100% of their base pay and bonus to the Exterran Holdings Deferred Compensation Plan, which Exterran Holdings matched for 2014 up to a maximum of 3.5% of the executive’s annual eligible compensation, less Exterran Holdings’ matching contributions to the executive’s 401(k) account.

(c)          Represents cash payments pursuant to (i) dividends on unvested restricted shares of Exterran Holdings common stock awarded under the 2007 and 2013 Stock Incentive Plans, (ii) dividend equivalents accrued in 2014 which are expected to be paid during the first quarter of 2015 on unvested 2014 Performance Units awarded under the 2013 Stock Incentive Plan as finally determined by the Exterran Holdings Compensation Committee following conclusion of the 2014 performance period, and (iii) DERs on unvested Partnership phantom units awarded under the Partnership Plan.

(5)         Includes a one-time grant of Exterran Holdings restricted stock, valued at $250,000, in recognition of Mr. Miller’s additional efforts in 2014 during the time Exterran Holdings was engaged in a search process for a new chief financial officer.

(6)         Includes a one-time grant of Exterran Holdings restricted stock, valued at $200,000, in recognition of Mr. Wayne’s efforts in the 2012 sales of Exterran Holdings’ previously-nationalized Venezuelan assets.

Grants of Plan-Based Awards for 2014

The following table shows the short- and long-term incentive plan awards granted to the Named Executive Officers in 2014. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)		Options (#)		Awards ($/SH)	Awards ($)(3)
D. Bradley Childers		—	880,000	1,760,000
	3/04/2014				—	16,027	24,041						659,992
	3/04/2014							22,037	(4)				907,484
	3/04/2014									62,713	(5)	41.18	907,457
	3/04/2014							27,049	(6)				824,995

David S. Miller		—	231,000	462,000
	3/04/2014				—	2,671	4,007						109,992
	3/04/2014							7,346	(4)				302,508
	9/22/2014							5,663	(4)				249,965
	3/04/2014							4,508	(6)				137,494

		—	280,000	560,000
Robert E. Rice	3/04/2014				—	3,157	4,736						130,005
	3/04/2014							4,341	(4)				178,762
	3/04/2014									12,353	(5)	41.18	178,748
	3/04/2014							5,328	(6)				162,504

Daniel K. Schlanger		—	294,000	588,000
	3/04/2014				—	3,885	5,828						159,984
	3/04/2014							6,799	(4)				279,983
	3/04/2014									19,350	(5)	41.18	279,995
	3/04/2014							2,623	(6)				80,002

Donald C. Wayne		—	243,750	487,500
	3/04/2014				—	2,671	4,007						109,992
	3/04/2014							9,349	(4)				384,992
	3/04/2014							1,803	(6)				54,992

(1)         The amounts in these columns show the range of potential payouts under the 2014 Incentive Program. The actual payouts under the plan were determined in February 2015 and are expected to be paid in March 2015, as shown in the Summary Compensation Table for 2014, above.

(2)         The amounts in these columns show the range of potential payouts of 2014 Performance Units awarded as part of the 2014 LTI Award. “Target” is the number of 2014 Performance Units awarded and subject to adjustment based on performance results. “Threshold” is the lowest possible payout (0% of the grant), and “Maximum” is the highest possible payout (150% of the grant). See “Long-Term Incentive Compensation—2014 Performance Units” for a description of the 2014 Performance Units.

(3)         The grant date fair value of 2014 Performance Units, Exterran Holdings restricted stock, Exterran Holdings stock option awards and Partnership phantom units is calculated in accordance with ASC 718. 2014 Performance Units are shown at target value.

(4)         Shares of Exterran Holdings restricted stock awarded under the 2013 Stock Incentive Plan that vest one-third per year over a three-year period, subject to continued service through each vesting date.

(5)         Exterran Holdings stock options awarded under the 2013 Stock Incentive Plan that vest one-third per year over a three-year period, subject to continued service through each vesting date.

(6)         Phantom units awarded under the Partnership Plan that vest one-third per year over a three-year period, subject to continued service through each vesting date.

Outstanding Equity Awards at Fiscal Year-End for 2014

The following table shows our Named Executive Officers’ equity awards and equity-based awards outstanding at December 31, 2014. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($)
	30,720	—		67.30	03/04/2015
	17,000	—		38.15	03/09/2015
	20,000	—		43.39	03/03/2016
	52,184	—		16.14	03/04/2016
	29,696	—		22.75	02/28/2017
	10,871	—		75.27	06/12/2017
	31,150	—		22.82	03/04/2018
	220,588	—		10.21	12/12/2018
	28,600	57,200	(1)	25.04	03/04/2020	43,269	(2)	1,409,704	(3)	8,240	(4)	268,459	(3)
	—	62,713	(5)	41.18	03/04/2021	47,391	(6)	1,024,593	(7)	20,012	(8)	651,991	(3)
D. Bradley Childers										15,226	(9)	496,063	(3)

	11,568	—		22.57	08/12/2017	23,740	(2)	773,449	(3)	2,033	(4)	66,235	(3)
	13,243	—		22.82	03/04/2018	9,243	(6)	199,834	(7)	2,760	(8)	89,921	(3)
David S. Miller										2,538	(9)	82,688	(3)

	2,395	—		67.30	03/04/2015
	4,021	—		22.82	03/04/2018
	10,879	10,170	(10)	14.36	03/04/2019
	5,424	10,848	(1)	25.04	03/04/2020	12,429	(2)	404,937	(3)	3,389	(4)	110,414	(3)
	—	12,353	(5)	41.18	03/04/2021	9,889	(6)	213,800	(7)	3,795	(8)	123,641	(3)
Robert E. Rice										2,999	(9)	97,707	(3)

	21,690	—		67.30	03/04/2015
	17,114	—		22.75	02/28/2017
	7,247	—		75.27	06/12/2017
	31,150	—		22.82	03/04/2018
	29,045	16,275	(10)	14.36	03/04/2019	20,752	(2)	676,100	(3)	5,422	(4)	176,649	(3)
	10,042	20,082	(1)	25.04	03/04/2020	5,992	(6)	129,547	(7)	5,520	(8)	179,842	(3)
Daniel K. Schlanger	—	19,350	(5)	41.18	03/04/2021					3,691	(9)	120,253	(3)

		—		67.30	03/04/2015	32,116	(2)	1,046,339	(3)	3,389	(4)	110,414	(3)
	18,070	—		75.27	06/12/2017	3,908	(6)	84,491	(7)	3,450	(8)	112,401	(3)
Donald C. Wayne	4,831									2,538	(9)	82,688	(3)

(1)         Exterran Holdings stock options awarded under the 2007 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2014, subject to continued service through each vesting date, with a term of seven years following the grant date.

(2)         Exterran Holdings shares of restricted stock awarded under the 2007 or 2013 Stock Incentive Plans that vest at the rate of one-third per year beginning on the initial vesting date shown below, subject to continued service through each vesting date.

Name	Unvested Shares	Initial Vesting Date
	21,232	03/04/2014
D. Bradley Childers	22,037	03/04/2015

	4,874	03/04/2013
	5,857	03/04/2014
	7,346	03/04/2015
David S. Miller	5,663	09/22/2015

	4,062	03/04/2013
	4,026	03/04/2014
Robert E. Rice	4,341	03/04/2015

	6,499	03/04/2013
	7,454	03/04/2014
Daniel K. Schlanger	6,799	03/04/2015

	8,124	03/04/2013
	14,643	03/04/2014
Donald C. Wayne	9,349	03/04/2015

(3)         Based on the market closing price of Exterran Holdings common stock on December 31, 2014 ($32.58).

(4)         Exterran Holdings performance units awarded under the 2007 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2013, subject to continued service through each vesting date. Amounts shown are the actual number of units awarded, as finally determined by the Exterran Holdings Compensation Committee following the conclusion of the applicable performance period.

(5)         Exterran Holdings stock options awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2015, subject to continued service through each vesting date, with a term of seven years following the grant date.

(6)         Phantom units awarded under the Partnership Plan that vest at the rate of one-third per year beginning on the initial vesting date shown below, subject to continued service through each vesting date.

Name	Unvested Shares	Initial Vesting Date
	20,342	03/04/2014
D. Bradley Childers	27,049	03/04/2015

	422	03/04/2013
	1,507	04/02/2013
	2,806	03/04/2014
David S. Miller	4,508	03/04/2015

	703	03/04/2013
	3,858	03/04/2014
Robert E. Rice	5,328	03/04/2015

	1,125	03/04/2013
	2,244	03/04/2014
Daniel K. Schlanger	2,623	03/04/2015

	703	03/04/2013
	1,402	03/04/2014
Donald C. Wayne	1,803	03/04/2015

(7)         Based on the market closing price of our common units on December 31, 2014 ($21.62).

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

(9)         Exterran Holdings performance units awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2015, subject to continued service through each vesting date. Amounts shown are the actual number of units awarded, as finally determined by the Exterran Holdings Compensation Committee following the conclusion of the applicable performance period.

(10)  Exterran Holdings stock options awarded under the 2007 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2013, subject to continued service through each vesting date, with a term of seven years following the grant date.

Option Exercises and Stock Vested for 2014

The following table shows the value realized by the Named Executive Officers upon stock option exercises and stock award vesting during 2014. The value realized upon vesting represents the total value to each Named Executive Officer and does not represent the amount allocated to us.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares and Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
D. Bradley Childers	20,000	213,863	75,996	2,674,274
David S. Miller	25,935	472,924	16,159	627,871
Robert E. Rice	10,174	252,523	15,459	608,492
Daniel K. Schlanger	25,893	568,081	25,112	1,002,927
Donald C. Wayne	39,149	863,916	27,694	1,120,435

(1)         Includes Exterran Holdings restricted stock and our phantom units that vested during 2014.

(2)         The value realized for vested awards was determined by multiplying the fair market value of Exterran Holdings restricted stock (market closing price of Exterran Holdings common stock on the vesting date) or our phantom units (market closing price of our common units on the vesting date) by the number of shares or units that vested. Shares and units vested on various dates throughout the year; therefore, the value listed represents the aggregate value of all shares and units that vested for each Named Executive Officer in 2014.

Nonqualified Deferred Compensation for 2014

The following table shows the Named Executive Officers’ compensation under Exterran Holdings’ nonqualified deferred compensation plan for 2014. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
D. Bradley Childers	—	8,395	10,672	—	240,772
David S. Miller	—	2,556	72	—	4,562
Robert E. Rice	—	3,386	164	—	9,816
Daniel K. Schlanger	—	4,931	5,185	—	90,713
Donald C. Wayne	—	3,190	3,480	—	59,630

(1)         The amounts in this column represent Exterran Holdings’ contributions to each Named Executive Officer’s Deferred Compensation Plan account earned in 2014 but paid in the first quarter of 2015. These amounts are included in “All Other Compensation” in the Summary Compensation Table for 2014, above, but are not included in “Aggregate Balance at Last Fiscal Year End.”

Potential Payments upon Termination or Change of Control

Severance Benefit Agreements.  Exterran Holdings has entered into severance benefit agreements with each of our Named Executive Officers. Each such agreement provides that if the executive’s employment is terminated by Exterran Holdings without cause or by him with good reason at any time through the term of the agreement (one year, to be automatically renewed for successive one-year periods until 365 days’ prior notice is given by either party), he will receive a lump sum payment in cash on the 35th day after the termination date equal to the sum of:

•          his annual base salary then in effect;

•          his target annual incentive bonus opportunity for the termination year; and

•          a pro-rated portion of his target annual incentive bonus opportunity for the termination year based on the length of time during which he was employed during such year.

In addition, the executive will be entitled to:

•          the accelerated vesting as of the termination date of his outstanding unvested Exterran Holdings equity, equity-based or cash awards and our phantom units (subject to the consent of our compensation committee) that were scheduled to vest within 12 months following the termination date; and

•          continued coverage under Exterran Holdings’ medical benefit plans for him and his eligible dependents for up to one year following the termination date.

Each executive’s entitlement to the payments and benefits under his severance benefit agreement is subject to his execution of a waiver and release for the benefit of Exterran Holdings.

Change of Control Agreements.  Exterran Holdings has entered into change of control agreements with our Named Executive Officers. Each such agreement provides that if the executive’s employment is terminated by Exterran Holdings other than for cause, death or disability, or by the executive for good reason (in each case, a “Qualifying Termination”), within 18 months following a change of control (as defined in the change of control agreements), he will receive a cash payment within 60 days after the termination date equal to:

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

•          the accelerated vesting of all his unvested stock options, restricted stock, restricted stock units or other stock-based awards, and all common units, unit appreciation rights, unit awards or other unit-based awards and all cash-based incentive awards; and

•          for each of Messrs. Schlanger and Wayne (whose change of control agreements predate Exterran Holdings’ 2009 policy to no longer include tax gross-ups in such agreements, as described below), an additional gross-up payment if a payment or distribution we make to him or for his benefit is subject to a federal excise tax.

In exchange for any payment under his change of control agreement, each executive would agree not to, for two years following his termination, (1) disclose Exterran Holdings’ confidential information, (2) employ or seek to employ any of Exterran Holdings’ key employees or encourage any key employee to terminate employment with Exterran Holdings or (3) engage in a competitive business.

In early 2009, the Exterran Holdings Compensation Committee established a policy prohibiting tax gross-ups on income attributable to future change of control agreements and other executive benefit agreements, and no such agreement entered into since has included this provision. Currently, Messrs. Schlanger and Wayne are our only Named Executive Officers with a change of control agreement that provides for a tax gross-up, because such change of control agreements predate this policy change and have not been materially amended since the policy was adopted.

Vesting of Equity-Based Incentives upon a Change of Control.  The outstanding Exterran Holdings award agreements for all stock options, restricted stock, restricted stock units, and performance units granted to employees prior to March 2014 provide that, in the case of a change of control that is not followed by a Qualifying Termination, only the portion of the award scheduled to vest within the next 12 months will vest upon the change of control, with the remainder of the award vesting as per the original vesting schedule.

The awards granted under the Partnership Plan prior to March 2014 provide that, upon a change of control (as defined in the Partnership Plan), all phantom units (including the related DERs) and unit options automatically vest and become payable or exercisable (as applicable). Vesting is automatic, regardless of whether employment is terminated.

As discussed above, in March 2014, we and Exterran Holdings determined to eliminate any single-trigger change of control accelerated vesting with respect to future equity awards in order to incentivize employees to remain in employment with Exterran Holdings following a change of control. The award agreements for all awards granted during or after March 2014 provide that no portion of the award shall be subject to accelerated vesting upon a change of control. Instead, awards will be subject to accelerated vesting only if a Qualifying Termination occurs within eighteen months following a change of control.

Potential Payments.  The following tables show the potential payments to the Named Executive Officers upon a theoretical termination of employment or change of control occurring on December 31, 2014. The amounts shown assume an Exterran Holdings common stock value of $32.58 per share and a Partnership common unit value of $21.62 per unit (the December 31, 2014 market closing prices, respectively). The actual amount paid out to an executive upon an actual termination or change of control can only be determined at the time of such event.

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
D. Bradley Childers
Cash Severance	—	2,560,000	(3)	—	5,920,000	(4)
Stock Options (5)	431,288	215,644		215,644	431,288
Restricted Stock (6)	1,409,704	585,202		345,869	1,409,704
Phantom Units (7)	1,024,593	414,845		439,794	1,024,593
Performance Awards (8)	1,425,649	768,966		594,455	1,425,649
Other Benefits (9)	—	14,956		—	157,575
Total Pre-Tax Benefit	4,291,234	4,559,613		1,595,762	10,368,809

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
David S. Miller
Cash Severance	—	792,000	(3)	—	1,353,000	(4)
Stock Options (5)	—	—		—	—
Restricted Stock (6)	773,449	395,521		254,222	773,449
Phantom Units (7)	199,834	104,533		102,371	199,834
Performance Awards (8)	240,367	140,281		156,156	240,367
Other Benefits (9)	—	11,094		—	75,667
Total Pre-Tax Benefit	1,213,650	1,443,429		512,749	2,642,317

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
Robert E. Rice
Cash Severance	—	960,000	(3)	—	1,640,000	(4)
Stock Options (5)	267,091	226,194		226,194	267,091
Restricted Stock (6)	404,937	245,067		197,924	404,937
Phantom Units (7)	213,800	95,301		98,609	213,800
Performance Awards (8)	333,562	206,597		172,218	333,562
Other Benefits (9)	—	6,558		—	76,881
Total Pre-Tax Benefit	1,219,390	1,739,717		694,945	2,936,271

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
Daniel K. Schlanger
Cash Severance	—	1,008,000	(3)	—	1,722,000	(4)
Stock Options (5)	447,949	372,240		372,240	447,949
Restricted Stock (6)	676,100	407,022		333,163	676,100
Phantom Units (7)	129,547	67,498		72,838	129,547
Performance Awards (8)	478,958	308,890		266,570	478,958
Other Benefits (9)	—	11,094		—	121,235
Tax Gross-ups	—	—		—	—
Total Pre-Tax Benefit	1,732,554	2,174,744		1,044,811	3,575,789

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
Donald C. Wayne
Cash Severance	—	862,500	(3)	—	1,481,250	(4)
Stock Options (5)	—	—		—	—
Restricted Stock (6)	1,046,339	604,783		503,231	1,046,339
Phantom Units (7)	84,491	43,348		45,510	84,491
Performance Awards (8)	307,025	195,700		166,614	307,025
Other Benefits (9)	—	14,956		—	115,427
Tax Gross-ups	—	—		—	—
Total Pre-Tax Benefit	1,437,855	1,721,287		715,355	3,034,532

(1)         “Disability” is defined in our form of award agreement for phantom units and in the 2007 Stock Incentive Plan and the 2013 Stock Incentive Plan for all other equity awards.

(2)         “Cause” and “Good Reason” are defined in the severance benefit agreements.

(3)         If the executive had been terminated without Cause or resigned with Good Reason on December 31, 2014, under his severance benefit agreement his cash severance would consist of (i) the sum of his base salary and his target annual incentive bonus (calculated as a percentage of his annual base salary for 2014), plus (ii) his target annual incentive bonus (calculated as a percentage of his annual base salary for 2014).

(4)         If the executive had been subject to a Change of Control followed by a Qualifying Termination on December 31, 2014, under his change of control agreement his cash severance would consist of (i) two times (three times for Mr. Childers) the sum of his base salary and his target annual incentive bonus (calculated as a percentage of his annual base salary for 2014), plus (ii) his target annual incentive bonus (calculated as a percentage of his annual base salary for 2014).

(5)        The amounts in this row represent the value of the accelerated vesting of the executive’s unvested, in-the-money options to purchase Exterran Holdings common stock, based on the December 31, 2014 market closing price of Exterran Holdings common stock.

(6)         The amounts in this row represent the value of the accelerated vesting of the executive’s unvested Exterran Holdings restricted stock, based on the December 31, 2014 market closing price of Exterran Holdings common stock.

(7)         The amounts in this row represent the value of the accelerated vesting of the executive’s unvested phantom units, based on the December 31, 2014 market closing price of our common units.

(8)         The amounts in this row represent the value of the accelerated vesting of the executive’s unvested Exterran Holdings performance awards, based on the December 31, 2014 market closing price of Exterran Holdings common stock.

(9)         The amounts in this row represent each Named Executive Officer’s right to the payment, as applicable, of (i) medical benefit premiums for a one-year period in the event of a termination without Cause or voluntary resignation for Good Reason, or (ii) medical benefit premiums and Exterran Holdings’ contributions under the Exterran Holdings 401(k) Plan and the Exterran Holdings deferred compensation plan for a two-year period in the event of a change of control followed by a Qualifying Termination. For each of Messrs. Schlanger and Wayne, this amount includes a gross-up with respect to the Exterran Holdings

401(k) Plan and the Exterran Holdings Deferred Compensation Plan contributions to account for any federal or state taxes due on such amounts, as provided under his change of control agreement, which predates implementation of our 2009 policy prohibiting tax gross-ups on income attributable to future change of control agreements and other executive benefit agreements. See the discussion under “Change of Control Agreements,” above, for more information on this policy.

Director Compensation

Retainers and Fees.  Only the independent members of our board of directors receive compensation for their service as directors. Messrs. Biro, Childers, Austin (who retired in April 2014), Miller and Schlanger, who also are or were our executive officers, served on the board of directors during 2014 but received no compensation for such service. As reflected in the table below, during 2014, each non-employee director received an annual cash retainer, as well as a payment for each meeting attended. The chairs of the audit committee, compensation committee and conflicts committee each received an additional retainer for their services. All retainers are paid in arrears in equal quarterly installments.

	Annual Amount (except with respect to meeting	Applicability
Description of Remuneration	fees) ($)	Mr. Crump	Mr. Finley	Mr. Segner
Base Retainer	45,000	√	√	√
Other Retainers:
Audit Committee Chairman	10,000	√
Conflicts Committee Chairman	5,000	√
Compensation Committee Chairman	5,000		√
Attendance Fee (per in-person meeting attended and per telephonic meeting attended)	1,500	√	√	√

In addition, each director is reimbursed for his reasonable out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.

Equity-Based Compensation.  Non-employee directors are provided as part of their annual compensation equity-based awards which are granted under the Partnership Plan. In previous years, our compensation committee’s general practice was to grant equity-based awards to our directors once a year in the fourth quarter, around the anniversary of our initial public offering. Our compensation committee determined, however, to make grants to directors in the first quarter of each year, consistent with the timing of our grants to the Named Executive Officers, beginning in 2014. Accordingly, on March 4, 2014, the Compensation Committee approved an annual grant of 2,733 shares of fully-vested common units to each non-employee director valued at approximately $83,333 (based on the market closing price of our common units on March 4, 2014). The total value of the 2014 equity award was based on an annual grant value of $75,000 plus a prorated amount of $8,333 due to the change in the timing of the grant.

Total Compensation.  The following table shows the total compensation paid to each non-employee director during 2014.

Name	Fees Earned in Cash ($)	Unit Awards ($)	All Other Compensation ($)(1)	Total ($)
James G. Crump	99,000	83,357	6,276	188,633
G. Stephen Finley n	89,000	83,357	6,276	178,633
Edmund P. Segner, III	84,000	83,357	6,276	173,633

(1)         Represents cash amounts paid pursuant to DERs on unvested phantom units.

Risk Assessment Related to Exterran Holdings’ Compensation Structure

As disclosed above under “Overview,” as is commonly the case for many publicly traded limited partnerships, we have no employees. Under the terms of our partnership agreement, we are ultimately managed by Exterran GP LLC, the general partner of Exterran General Partner, L.P., our general partner. In addition, as disclosed above under “Our Compensation Committee’s Structure and Responsibilities,” the compensation structure for our executive officers is generally established by the Exterran Holdings Compensation Committee, which performed a risk assessment and believes that its compensation programs do not create risks that are reasonably likely to have a material adverse effect on Exterran Holdings. For example, the Exterran Holdings Compensation Committee and management set performance goals in light of past performance, future expectations and market conditions, which they believe do not encourage the taking of unreasonable risks. The Exterran Holdings Compensation Committee believes its practice of considering non-financial and other qualitative factors in determining compensation awards discourages excessive risk-taking and encourages good judgment. In addition, Exterran Holdings believes employee compensation is allocated between cash and equity-based awards, between fixed and variable awards, and between short-term and long-term focused compensation in a manner that encourages decision-making that balances short-term goals with long-term goals and thereby reduces the likelihood of excessive risk taking. Finally, the Exterran Holdings Compensation Committee has established multiple performance indicators in its short-term incentive program that balance various Exterran Holdings objectives, short-term incentive awards with maximum payout levels and long-term incentive awards with three-year vesting periods, which Exterran Holdings believes further balances short- and long-term objectives and encourages employee behavior designed to achieve sustained profitability and growth.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Finley, Crump and Segner served on our compensation committee during 2014. There are no matters relating to interlocks or insider participation that we are required to report.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to the compensation plans under which our common units are authorized for issuance, aggregated as follows:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders(1)	—	(2)	—	748,904
Total	—		—	748,904

(1)         For more information about our Long-Term Incentive Plan, which did not require approval by our unitholders, please read Note 8 to the Financial Statements.

(2)         Does not include 91,763 phantom units outstanding as of December 31, 2014. Upon vesting, phantom units are payable in common units or cash, at the discretion of our compensation committee.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 18, 2015, with respect to persons known to us to be the beneficial owners of more than five percent of our outstanding common units. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.

Name and Address of Beneficial Owner	Common Units Beneficially Owned	Percent of Common Units Beneficially Owned(1)
Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne(2) 1800 Avenue of the Stars, Second Floor Los Angeles, CA 90067	3,362,968	6%
OppenheimerFunds, Inc.(3) Two World Financial Center 225 Liberty Street New York, NY 10281	6,669,615	12%
Exterran Holdings, Inc. 16666 Northchase Drive Houston, TX 77060	19,618,918	35%

(1)         As a percentage of the total limited partner interest. When taking into consideration the 2% general partner interest, the percentages reflected in this column are 6%, 12% and 37% (including the general partner interest), respectively.

(2)         Based solely on a review of the Schedule 13G/A jointly filed by Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne on January 14, 2015.

(3)         Based solely on a review of the Schedule 13G/A jointly filed by OppenheimerFunds, Inc. and Oppenheimer SteelPath MLP Income Fund on February 4, 2015.

Security Ownership of Management

The following table sets forth information as of February 18, 2015, with respect to our common units beneficially owned by Exterran GP LLC’s directors, Named Executive Officers and all of our current directors and executive officers as a group. Each beneficial owner has sole voting and investment power with respect to all the units attributed to him.

Name of Beneficial Owner	Units Owned Directly	Phantom Units(1)	Total Ownership	Percent of Class
Named Executive Officers
D. Bradley Childers	18,524	19,188	37,712	*
David S. Miller	11,821	4,835	16,656	*
Jon C. Biro	—	—	—	*
Robert E. Rice	5,965	4,408	10,373	*
Daniel K. Schlanger	16,718	3,122	19,840	*
Donald C. Wayne	5,655	2,005	7,660	*
Directors
James G. Crump	16,927	—	16,927	*
G. Stephen Finley	19,534	—	19,534	*
Edmund P. Segner, III	11,524	—	11,524	*
All current directors and executive officers as a group (10 persons)	107,631	34,387	142,018	*

*                 Less than 1%

(1)         Only includes phantom units that vest within 60 days of February 18, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Distributions and Payments to Our General Partner and its Affiliates

As of December 31, 2014, Exterran and its subsidiaries owned 19,618,918 common units, which constitutes 35% of the limited partner interest in us, and 1,129,221 general partner units, which constitute the entire 2% general partner interest in us. Exterran Holdings is, therefore, a “related person” relative to us under SEC regulations, and we believe that Exterran Holdings has and will continue to have a direct and indirect material interest in its various transactions with us.

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

During the year ended December 31, 2014, our general partner and its affiliates received aggregate distributions of $13.0 million on their general partner units, including distributions on our general partner’s incentive distribution rights, and $42.5 million on their limited partner units. On February 13, 2015, our general partner and its affiliates received a quarterly distribution with respect to the period from October 1, 2014 to December 31, 2014, of $4.2 million on their general partner units, including distributions on our general partner’s incentive distribution rights, and $10.9 million on their common units.

Payments to our general partner and its affiliates

We reimburse Exterran Holdings and its affiliates for the payment of all direct and indirect expenses incurred on our behalf. Through December 31, 2014, our obligation to reimburse Exterran Holdings and its affiliates was subject to certain caps; however, effective January 1, 2015, the cost caps provisions of the Omnibus Agreement terminated. For further information regarding the reimbursement of these expenses, please read “— Omnibus Agreement” below.

Pursuant to the terms of our Omnibus Agreement (as described below), we reimburse Exterran Holdings for (1) allocated expenses of operational personnel who perform services for our benefit, (2) direct costs incurred in operating and maintaining our business and (3) allocated SG&A expenses. Our general partner does not receive any compensation for managing our business. Our general partner and its affiliates are reimbursed for all expenses incurred on our behalf, including the compensation of Exterran Holdings’ employees who perform services on our behalf. These expenses include all expenses necessary or appropriate to provide for the conduct of our business and that are allocable to us. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Effective January 1, 2015, there is no cap on the amount that may be paid or reimbursed to our general partner or its affiliates for compensation or expenses incurred on our behalf.

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

Unless the Omnibus Agreement is terminated earlier due to a change of control of Exterran GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2015 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the year ended December 31, 2014, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the year ended December 31, 2014, we purchased $233.0 million of newly-fabricated compression equipment from Exterran Holdings.

Transfer, Exchange or Lease of Compression Equipment with Exterran Holdings

If Exterran Holdings determines in good faith that we or Exterran Holdings’ contract operations services business need to transfer, exchange or lease compression equipment between Exterran Holdings and us, the Omnibus Agreement permits such equipment to be transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it, (2) agree to lease such compression equipment from the transferor or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. These provisions will terminate on December 31, 2015 unless terminated earlier as discussed above.

During the year ended December 31, 2014, we transferred ownership of 443 compressor units, totaling approximately 224,600 horsepower with a net book value of approximately $93.2 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 463 compressor units, totaling approximately 165,800 horsepower with a net book value of approximately $81.2 million, to us. During the year ended December 31, 2014, we recorded capital distributions of approximately $12.0 million related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At December 31, 2014, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $0.2 million and $0.1 million, respectively. During the year ended December 31, 2014, we had revenue of $0.3 million from Exterran Holdings related to the lease of our compression equipment and cost of sales of $4.9 million with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

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

Exterran Holdings charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings’ other operations and us. The allocation methodologies vary based on the nature of the charge and have included, among other things, revenue and horsepower. In addition, following the closing of the Spinoff transition, Exterran Holdings may decide to change its method of allocating costs to us. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense during the year ended December 31, 2014 was $72.0 million of indirect costs incurred by Exterran Holdings.

Under the Omnibus Agreement, our obligation to reimburse Exterran Holdings for any cost of sales that it incurred in the operation of our business and any cash SG&A expense allocated to us was capped (after taking into account any such costs we incurred and paid directly) through December 31, 2014. Cost of sales was capped at $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $15.0 million per quarter from January 1, 2014 through April 9, 2014 and $17.7 million per quarter from April 10, 2014 through December 31, 2014. The cost caps provided in the Omnibus Agreement were in effect through December 31, 2014; however, effective January 1, 2015, these provisions of the Omnibus Agreement terminated.

During the year ended December 31, 2014, our cost of sales exceeded the cap by $2.5 million, and our SG&A expenses exceeded the cap by $11.4 million. The excess amount over the cap is being accounted for as a capital contribution.

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

Our board of directors has established a conflicts committee to carry out certain duties set forth in our partnership agreement and the Omnibus Agreement, and to carry out any other duties delegated by the board of directors that involve or relate to conflicts of interests between us and Exterran Holdings, including its operating subsidiaries. The related party transactions in which we engaged in 2014 were typically of a recurring, ordinary course nature with Exterran Holdings. The conflicts committee reviews on a quarterly basis these recurring, ordinary course transactions with Exterran Holdings.

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

Item 14.  Principal Accountant Fees and Services

During the years ended December 31, 2014 and 2013, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, were billed to Exterran Holdings and then charged to us. The services rendered during the years ended December 31, 2014 and 2013 were for the audit of our annual financial statements and work related to registration statements and cost approximately $0.7 million and $0.5 million, respectively. All of the fees during each of the years ended December 31, 2014 and 2013 were “Audit Fees,” and none of those fees constituted “Audit-Related Fees,” “Tax Fees” or “All Other Fees,” as such terms are defined by the SEC.

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

All services performed by the independent registered public accounting firm during 2014 and 2013 were approved in advance by our audit committee. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to our audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair, or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

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

2.3

Second Amendment to Purchase and Sale Agreement, dated April 22, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

2.4

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

4.3

Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4

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
10.3

Second Amendment to Third Amended and Restated Omnibus Agreement, dated March 31, 2013, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.4

Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.5

Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.6

Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.7

First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2012

10.8

Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

10.9

Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015

10.10

Third Amendment to Third Amended and Restated Omnibus Agreement, dated April 10, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014

10.11

Fourth Amendment to Third Amended and Restated Omnibus Agreement, dated August 15, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.12*

Fifth Amendment to Third Amended and Restated Omnibus Agreement, dated February 23, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC

10.13†	Universal Compression Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006
10.14†	First Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008
10.15†	Second Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2008
10.16†	Third Amendment to Exterran Partners, L.P. Long-Term Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008
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

10.19†	Form of Exterran Partners, L.P. Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

Exhibit No.	Description
10.20†

Form of Exterran Partners, L.P. Award Notice and Agreement for Unit Award for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.21†

Form of Exterran Partners, L.P. First Amendment to Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

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

Date: February 26, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2015.

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

David S. Miller

/s/ KENNETH R. BICKETT	Vice President and Controller, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P. (Principal Accounting Officer)
Kenneth R. Bickett

/s/ JON C. BIRO	Senior Vice President and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.
Jon C. Biro

/s/ DANIEL K. SCHLANGER	Senior Vice President and Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.
Daniel K. Schlanger

/s/ JAMES G. CRUMP	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.
James G. Crump

/s/ G. STEPHEN FINLEY	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.
G. Stephen Finley

/s/ EDMUND P. SEGNER III	Director, Exterran GP LLC, as General Partner of Exterran General Partner, L.P., as General Partner of Exterran Partners, L.P.
Edmund P. Segner, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Exterran Partners, L.P.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Exterran Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2014 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2015 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2015

EXTERRAN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$295	$182
Accounts receivable, trade, net of allowance of $1,253 and $363, respectively	79,452	52,641
Due from affiliates, net	2,322	10,548
Total current assets	82,069	63,371
Property, plant and equipment	2,399,934	1,794,545
Accumulated depreciation	(721,788)	(647,527)
Property, plant and equipment, net	1,678,146	1,147,018
Goodwill	127,757	124,019
Intangible and other assets, net	121,472	33,655
Total assets	$2,009,444	$1,368,063

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$4,979	$7,255
Accrued interest	11,876	5,940
Current portion of interest rate swaps	4,958	3,374
Total current liabilities	21,813	16,569
Long-term debt	1,300,295	757,955
Deferred income taxes	1,527	1,132
Other long-term liabilities	2,468	652
Total liabilities	1,326,103	776,308
Commitments and contingencies (Note 15)
Partners’ capital:
Common units, 55,724,022 and 49,465,528 units issued, respectively	668,714	578,493
General partner units, 2% interest with 1,129,221 and 1,003,227 equivalent units issued and outstanding, respectively	19,542	16,780
Accumulated other comprehensive loss	(3,438)	(2,353)
Treasury units, 61,665 and 50,917 common units, respectively	(1,477)	(1,165)
Total partners’ capital	683,341	591,755
Total liabilities and partners’ capital	$2,009,444	$1,368,063

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Revenue — third parties	$580,739	$465,744	$386,731
Revenue — affiliates	297	449	762
Total revenue	581,036	466,193	387,493

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	238,038	202,045	183,160
Depreciation and amortization	128,196	103,711	88,298
Long-lived asset impairment	12,810	5,350	29,560
Restructuring charges	702	—	—
Selling, general and administrative — affiliates	80,521	61,971	49,889
Interest expense	57,811	37,068	25,167
Other (income) expense, net	(74)	(9,481)	(35)
Total costs and expenses	518,004	400,664	376,039
Income before income taxes	63,032	65,529	11,454
Provision for income taxes	1,313	1,506	945
Net income	$61,719	$64,023	$10,509

General partner interest in net income	$13,240	$7,969	$4,623
Common units interest in net income	$48,479	$56,054	$5,886

Weighted average common units outstanding used in income per common unit:
Basic	54,107	47,651	41,371
Diluted	54,109	47,667	41,382

Income per common unit:
Basic	$0.89	$1.18	$0.14
Diluted	$0.89	$1.18	$0.14

Distributions declared and paid per limited partner unit in respective periods	$2.1650	$2.0800	$2.0000

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$61,719	$64,023	$10,509
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	(4,752)	5,004	(1,679)
Amortization of terminated interest rate swaps	3,667	2,737	898
Total other comprehensive income (loss)	(1,085)	7,741	(781)
Comprehensive income	$60,634	$71,764	$9,728

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

							Accumulated
	Partners’ Capital						Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Beginning balance, January 1, 2012	$420,960	37,308,402	$12,877	757,722	$(758)	(33,811)	$(9,313)	$423,766
Issuance of common units for vesting of phantom units		40,329						—
Treasury units purchased					(225)	(9,819)		(225)
Net proceeds from issuance of common units	114,530	4,965,000						114,530
Proceeds from sale of general partner units to Exterran Holdings			2,426	100,861				2,426
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	(28,221)							(28,221)
Contribution of capital, net	15,053		39					15,092
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(10,330)		(682)					(11,012)
Cash distributions	(82,073)		(5,793)					(87,866)
Unit-based compensation expense	782							782
Interest rate swap loss, net of reclassification to earnings							(1,679)	(1,679)
Amortization of terminated interest rate swaps							898	898
Net income	5,886		4,623					10,509
Balance, December 31, 2012	$436,587	42,313,731	$13,490	858,583	$(983)	(43,630)	$(10,094)	$439,000
Issuance of common units for vesting of phantom units		28,270						—
Treasury units purchased					(182)	(7,287)		(182)
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	158,417	7,123,527	3,233	144,644				161,650
Transaction costs for registration of units	(68)							(68)
Contribution of capital, net	36,625		827					37,452
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(11,161)		(658)					(11,819)
Cash distributions	(99,115)		(8,081)					(107,196)
Unit-based compensation expense	1,154							1,154
Interest rate swap gain, net of reclassification to earnings							5,004	5,004
Amortization of terminated interest rate swaps							2,737	2,737
Net income	56,054		7,969					64,023
Balance, December 31, 2013	$578,493	49,465,528	$16,780	1,003,227	$(1,165)	(50,917)	$(2,353)	$591,755
Issuance of common units for vesting of phantom units		48,494						—
Treasury units purchased					(312)	(10,748)		(312)
Net proceeds from issuance of common units	169,471	6,210,000						169,471
Proceeds from sale of general partner units to Exterran Holdings			3,573	125,994				3,573
Contribution of capital, net	7,960		73					8,033
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(19,725)		(1,110)					(20,835)
Cash distributions	(117,331)		(13,014)					(130,345)
Unit-based compensation expense	1,367							1,367
Interest rate swap loss, net of reclassification to earnings							(4,752)	(4,752)
Amortization of terminated interest rate swaps							3,667	3,667
Net income	48,479		13,240					61,719
Balance, December 31, 2014	$668,714	55,724,022	$19,542	1,129,221	$(1,477)	(61,665)	$(3,438)	$683,341

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$61,719	$64,023	$10,509
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	128,196	103,711	88,298
Long-lived asset impairment	12,810	5,350	29,560
Amortization of deferred financing costs	2,973	2,975	1,508
Amortization of debt discount	1,042	419	—
Amortization of terminated interest rate swaps	3,667	2,737	898
Interest rate swaps	397	334	—
Unit-based compensation expense	1,376	1,174	797
Provision for (benefit from) doubtful accounts	1,060	(25)	494
Gain on sale of property, plant and equipment	(2,466)	(10,140)	(689)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	(27,871)	(14,532)	(5,303)
Other assets and liabilities	2,861	2,260	(855)
Net cash provided by operating activities	185,764	158,286	125,217

Cash flows from investing activities:
Capital expenditures	(303,952)	(168,036)	(157,828)
Payments for business acquisitions	(483,012)	—	—
Payment to Exterran Holdings for a portion of the contract operations acquisitions	—	—	(77,415)
Proceeds from sale of property, plant and equipment	6,331	61,452	2,465
(Increase) decrease in amounts due from affiliates, net	8,226	(10,548)	3,838
Net cash used in investing activities	(772,407)	(117,132)	(228,940)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	927,798	1,005,536	714,000
Repayments of long-term debt	(386,500)	(928,500)	(684,350)
Distributions to unitholders	(130,345)	(107,196)	(87,866)
Net proceeds from issuance of common units	169,471	—	114,530
Net proceeds from sale of general partner units	3,573	—	2,426
Payments for debt issuance costs	(6,986)	(12,147)	(1,011)
Payments for settlement of interest rate swaps that include financing elements	(3,793)	(2,207)	—
Purchases of treasury units	(312)	(182)	(225)
Capital contribution from limited partners and general partner	13,850	25,180	24,758
Increase (decrease) in amounts due to affiliates, net	—	(21,598)	21,598
Net cash provided by (used in) financing activities	586,756	(41,114)	103,860

Net increase in cash and cash equivalents	113	40	137
Cash and cash equivalents at beginning of period	182	142	5
Cash and cash equivalents at end of period	$295	$182	$142

Supplemental disclosure of cash flow information:
Cash paid for interest	$47,446	$28,359	$22,566
Cash paid for taxes, net	$779	$604	$785

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$6,153	$21,684	$14,549
Contract operations equipment acquired/exchanged, net	$(11,970)	$146,758	$47,908
Intangible assets allocated in contract operations acquisitions	$—	$3,131	$5,005
Debt assumed in contract operations acquisitions	$—	$—	$105,350
Non-cash capital distribution due to the contract operations acquisitions	$—	$12,350	$28,221
Common units issued in contract operations acquisitions	$—	$170,537	$—
General partner units issued in contract operations acquisitions	$—	$3,463	$—

The accompanying notes are an integral part of these consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

Organization

Exterran Partners, L.P., together with its subsidiaries (“we”, “our”, “us” or the “Partnership”), is a publicly held Delaware limited partnership formed in June 2006 to provide natural gas contract operations services to customers throughout the United States of America (“U.S.”). As of December 31, 2014, public unitholders held a 63% ownership interest in us and Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings”) owned our remaining equity interests, including the general partner interests and all of the incentive distribution rights.

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

During the year ended December 31, 2014, Access Midstream Partners LP (“Access”) accounted for approximately 12% of our consolidated revenue. Access merged with Williams Partners, L.P. (“Williams”) in February 2015 and, when combined, Access and Williams would have accounted for approximately 15% of our consolidated revenue during the year ended December 31, 2014. No other customer accounted for more than 10% of our consolidated revenue in 2014. No single customer accounted for more than 10% of our consolidated revenue during the years ended December 31, 2013 and 2012. As of December 31, 2014, trade receivables outstanding from Access were approximately 19%, or 23% when combined with Williams, of our total trade accounts receivable balance.

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2014 and 2012, we recorded bad debt expense of $1.1 million and $0.5 million, respectively. During the year ended December 31, 2013, we recorded a bad debt benefit of approximately $25,000.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives for compression equipment are 15 to 30 years. Maintenance and repairs are expensed as incurred. Major improvements that extend the useful life of compressor units are capitalized and depreciated over the estimated useful life of up to seven years. Depreciation expense during the years ended December 31, 2014, 2013 and 2012 was $119.0 million, $100.7 million and $85.5 million, respectively. When property, plant and equipment is sold, retired or otherwise disposed of, the gain or loss is recorded in other (income) expense, net.

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

Due To/From Affiliates, Net

We have receivables and payables with Exterran Holdings. A valid right of offset exists related to the receivables and payables with our affiliates and as a result, we present such amounts on a net basis in our consolidated balance sheets.

The transactions reflected in due to/from affiliates, net, primarily consist of centralized cash management activities between us and Exterran Holdings. Because these balances are treated as short-term borrowings between us and Exterran Holdings, serve as a financing and cash management tool to meet our short-term operating needs, are large, turn over quickly and are payable on demand, we present borrowings and repayments with our affiliates on a net basis within the consolidated statements of cash flows. Net receivables from our affiliates are considered advances and changes are presented as investing activities in the consolidated statements of cash flows. Net payables due to our affiliates are considered borrowings and changes are presented as financing activities in the consolidated statements of cash flows.

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

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or general partner. Our accumulated other comprehensive income (loss) consists only of derivative financial instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative financial instruments that are designated as cash flow hedges and to the extent the hedge is effective and amortization of terminated interest rate swaps. See Note 9 for additional disclosures related to comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At December 31, 2014 and 2013, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 10 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$690,295	$611,000	$344,955	$346,000
Floating rate debt	610,000	611,000	413,000	413,000
Total debt	$1,300,295	$1,222,000	$757,955	$759,000

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

The following table reconciles net income used in the calculation of basic and diluted earnings per common unit (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income	$61,719	$64,023	$10,509
Less: General partner incentive distribution rights	(12,258)	(6,831)	(4,503)
Less: General partner 2% ownership interest	(982)	(1,138)	(120)
Common units interest in net income	48,479	56,054	5,886
Less: Net income attributable to participating securities	(198)	—	—
Net income used in basic and diluted earnings per common unit	$48,281	$56,054	$5,886

There were no adjustments to net income attributable to common unitholders for the diluted earnings per common unit calculation for the years ended December 30, 2014, 2013 and 2012.

The following table shows the potential common units that were included in computing diluted earnings per common unit (in thousands):

	Years Ended December 31,
	2014	2013	2012
Weighted average common units outstanding including participating securities	54,187	47,651	41,371
Less: Weighted average participating securities outstanding	(80)	—	—
Weighted average common units outstanding — used in basic earnings per common unit	54,107	47,651	41,371
Net dilutive potential common units issuable:
Phantom units	2	16	11
Weighted average common units and dilutive potential common units — used in diluted earnings per common unit	54,109	47,667	41,382

2.  Business Acquisitions

August 2014 MidCon Acquisition

On August 8, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $130.1 million (the “August 2014 MidCon Acquisition”). The purchase price was funded with borrowings under our revolving credit facility. The majority of the horsepower we acquired is utilized under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”) to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton was assigned to us effective as of the closing. During the year ended December 31, 2014, we incurred transaction costs of approximately $1.0 million related to the August 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company for $4.1 million.

We accounted for the August 2014 MidCon Acquisition using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The following table summarizes the purchase price allocation based on estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Fair Value
Property, plant and equipment	$78,356
Goodwill	3,738
Intangible assets	48,373
Current liabilities	(372)
Purchase price	$130,095

Property, Plant and Equipment, Goodwill and Intangible Assets Acquired

Property, plant and equipment is comprised of compression equipment that will be depreciated on a straight-line basis over an estimated average remaining useful life of 24 years.

Goodwill of $3.7 million resulting from the acquisition is attributable to the expansion of our services in the region. The goodwill recorded is considered to have an indefinite life and will be reviewed annually for impairment or more frequently if indicators of impairment exist.

The amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisting of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$21,590	25 years
Contract based	26,783	5 years
Total acquired identifiable intangible assets	$48,373

The results of operations attributable to the assets acquired in the August 2014 MidCon Acquisition have been included in our consolidated financial statements since the date of acquisition. Revenue attributable to the assets acquired in the August 2014 MidCon Acquisition was $9.2 million from the date of acquisition through December 31, 2014. We are unable to provide earnings attributable to the assets acquired in the August 2014 MidCon Acquisition since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets.

April 2014 MidCon Acquisition

On April 10, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon for $352.9 million (the “April 2014 MidCon Acquisition”). The purchase price was funded with the net proceeds from the sale, pursuant to a public underwritten offering, of 6.2 million common units and a portion of the net proceeds from the issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access. Effective as of the closing of the acquisition, we and Access entered into a seven-year contract operations services agreement under which we provide compression services to Williams (formerly Access). During the year ended December 31, 2014, we incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company for $7.7 million.

We accounted for the April 2014 MidCon Acquisition using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The following table summarizes the purchase price allocation based on estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Fair Value
Property, plant and equipment	$311,270
Intangible assets	42,474
Current liabilities	(827)
Purchase price	$352,917

Property, Plant and Equipment and Intangible Assets Acquired

Property, plant and equipment is comprised of compression equipment that will be depreciated on a straight-line basis over an estimated average remaining useful life of 25 years.

The amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consisting of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$4,701	25 years
Contract based	37,773	7 years
Total acquired identifiable intangible assets	$42,474

The results of operations attributable to the assets acquired in the April 2014 MidCon Acquisition have been included in our consolidated financial statements since the date of acquisition. Revenue attributable to the assets acquired in the April 2014 MidCon Acquisition was $64.5 million from the date of acquisition through December 31, 2014. We are unable to provide earnings attributable to the assets acquired in the April 2014 MidCon Acquisition since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets.

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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded capital distributions of $12.4 million and $28.2 million for the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition, respectively, during the years ended December 31, 2013 and 2012, respectively.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the years ended December 31, 2014, 2013 and 2012 has been included to give effect to the additional assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition, the March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition. The August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition are presented in the unaudited pro forma financial information as though these transactions occurred as of January 1, 2013. The March 2013 Contract Operations Acquisition and the March 2012 Contract Operations Acquisition are presented in the pro forma financial information as though these transactions occurred as of January 1, 2012. The unaudited pro forma financial information reflects the following transactions:

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

As related to the March 2012 Contract Operations Acquisition:

•          our acquisition in March 2012 of certain contract operations customer service agreements, compression equipment, a natural gas processing plant and identifiable intangible assets from Exterran Holdings;

•          our assumption of $105.4 million of Exterran Holdings’ long-term debt; and

•          our payment of $77.4 million in cash to Exterran Holdings.

The unaudited pro forma financial information below is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had each transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results. The unaudited pro forma financial information below was derived by adjusting our historical financial statements.

The following table shows unaudited pro forma financial information for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per unit amounts):

	Years Ended December 31,
	2014	2013	2012
Revenue	$618,843	$589,286	$442,774
Net income	$64,290	$79,693	$25,792
Basic earnings per common unit	$0.91	$1.27	$0.42
Diluted earnings per common unit	$0.91	$1.27	$0.42

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to our general partner than to our common unitholders. The pro forma net income per limited partner unit calculations include pro forma incentive distributions to our general partner and a reduction of net income allocable to our limited partners of $0.9 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively, which reflects the amount of additional incentive distributions that would have occurred during the period. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions to our general partner that would have occurred, for the year ended December 31, 2014.

3.  Related Party Transactions

We are a party to an omnibus agreement with Exterran Holdings, our general partner and others (as amended and/or restated, the “Omnibus Agreement”), which includes, among other things:

•          certain agreements not to compete between Exterran Holdings and its affiliates, on the one hand, and us and our affiliates, on the other hand;

•          Exterran Holdings’ obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Exterran Holdings for such services;

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

The Omnibus Agreement will terminate upon a change of control of Exterran GP LLC, our general partner or us, and certain provisions of the Omnibus Agreement will terminate upon a change of control of Exterran Holdings. Provisions in the Omnibus Agreement that provided caps on our obligation to reimburse Exterran Holdings for operating and selling, general and administrative (“SG&A”) expenses were in effect through December 31, 2014; however, effective January 1, 2015, these provisions of the Omnibus Agreement terminated.

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

Unless the Omnibus Agreement is terminated earlier due to a change of control of Exterran GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2015 or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. If a change of control of Exterran Holdings occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Exterran Holdings will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

Additionally, Exterran Holdings will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Exterran Holdings for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Exterran Holdings’ indemnification obligations. For the years ended December 31, 2014 and 2013, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Exterran Holdings

Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the years ended December 31, 2014, 2013 and 2012, we purchased $233.0 million, $118.4 million and $109.9 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the years ended December 31, 2014, 2013 and 2012 was recorded in our consolidated balance sheets as property, plant and equipment of $212.2 million, $106.6 million and $98.9 million, respectively, which represents the carrying value of the Exterran Holdings’ affiliates that sold it to us, and as a distribution of equity of $20.8 million, $11.8 million and $11.0 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the years ended December 31, 2014, 2013 and 2012, Exterran Holdings contributed to us $6.2 million, $21.7 million and $14.5 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

During the year ended December 31, 2014, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 443 compressor units, totaling approximately 224,600 horsepower with a net book value of approximately $93.2 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 463 compressor units, totaling approximately 165,800 horsepower with a net book value of approximately $81.2 million, to us. During the year ended December 31, 2013, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 316 compressor units, totaling approximately 134,600 horsepower with a net book value of approximately $59.9 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 335 compressor units, totaling approximately 101,500 horsepower with a net book value of approximately $48.1 million, to us. During the year ended December 31, 2012, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 538 compressor units, totaling approximately 229,800 horsepower with a net book value of approximately $96.2 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 488 compressor units, totaling approximately 148,800 horsepower with a net book value of approximately $72.0 million, to us. During the years ended December 31, 2014, 2013 and 2012, we recorded capital distributions of approximately $12.0 million, $11.8 million and $24.2 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At December 31, 2014, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $0.2 million and $0.1 million, respectively. During the years ended December 31, 2014, 2013 and 2012, we had revenue of $0.3 million, $0.4 million and $0.8 million, respectively, from Exterran Holdings related to the lease of our compression equipment. During the years ended December 31, 2014, 2013 and 2012, we had cost of sales of $4.9 million, $5.8 million and $9.0 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

During the year ended December 31, 2013, we sold used compression equipment with a net book value of $5.0 million to Exterran Holdings for $7.3 million. Under GAAP, assets sales between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration received and the carrying value of the assets sold is treated as a capital distribution or contribution. During the year ended December 31, 2013, we recorded a capital contribution of $2.3 million related to the difference between the sales price and the carrying value of the used compression equipment sold. During the years ended December 31, 2014 and 2012, we did not sell any used compression equipment to Exterran Holdings.

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

Exterran Holdings charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings’ other operations and us. The allocation methodologies vary based on the nature of the charge and have included, among other things, revenue and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense during the years ended December 31, 2014, 2013 and 2012 were $72.0 million, $55.0 million and $43.2 million, respectively, of indirect costs incurred by Exterran Holdings.

Under the Omnibus Agreement, our obligation to reimburse Exterran Holdings for any cost of sales that it incurred in the operation of our business and any cash SG&A expense allocated to us was capped (after taking into account any such costs we incurred and paid directly) through December 31, 2014. Cost of sales was capped at $21.75 per operating horsepower per quarter through December 31, 2013 and $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $9.0 million per quarter from June 10, 2011 through March 7, 2012, $10.5 million per quarter from March 8, 2012 through March 31, 2013, $12.5 million per quarter from April 1, 2013 through December 31, 2013, $15.0 million per quarter from January 1, 2014 through April 9, 2014 and $17.7 million per quarter from April 10, 2014 through December 31, 2014. The cost caps provided in the Omnibus Agreement were in effect through December 31, 2014; however, effective January 1, 2015, these provisions of the Omnibus Agreement terminated.

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.5 million, $12.4 million and $16.6 million during the years ended December 31, 2014, 2013 and 2012, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $11.4 million, $12.8 million and $8.2 million during the years ended December 31, 2014, 2013 and 2012, respectively. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and statements of cash flows.

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

For the years ended December 31, 2014, 2013 and 2012, we determined that there was no impairment of goodwill.

For the years ended December 31, 2013 and 2012, there were no additions or acquisitions that resulted in the recognition of goodwill. The following table presents the change in the net carrying amount of goodwill for the year ended December 31, 2014 (in thousands):

December 31, 2014
Goodwill as of January 1, 2014(1)	$124,019
Goodwill acquired during year	3,738
Goodwill as of December 31, 2014(1)	$127,757

(1)         We do not have any accumulated impairment losses.

5.  Intangible and Other Assets

Intangible and other assets consisted of the following (in thousands):

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs	$26,970	$(8,982)	$19,984	$(6,009)
Customer related (12-25 year life)	54,505	(12,121)	28,214	(8,872)
Contract based (5-9 year life)	65,766	(7,178)	1,210	(1,194)
Interest rate swaps	712	—	322	—
Long-term tax receivable	1,800	—	—	—
Intangible and other assets	$149,753	$(28,281)	$49,730	$(16,075)

Amortization of deferred financing costs totaled $3.0 million, $3.0 million and $1.5 million in 2014, 2013 and 2012, respectively, and is recorded to interest expense in our consolidated statements of operations. Amortization of intangible assets totaled $9.2 million, $3.0 million and $2.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2015	$14,448
2016	14,203
2017	13,980
2018	13,782
2019	11,352
Thereafter	33,207
Total	$100,972

6.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2014	2013
Revolving credit facility due May 2018	$460,000	$263,000
Term loan facility due May 2018	150,000	150,000
6% senior notes due April 2021 (presented net of the unamortized discount of $4.5 million and $5.0 million, respectively)	345,528	344,955
6% senior notes due October 2022 (presented net of the unamortized discount of $5.2 million as of December 31, 2014)	344,767	—
Long-term debt	$1,300,295	$757,955

Revolving Credit Facility and Term Loan

In November 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased to $550.0 million in March 2011 and to $750.0 million in March 2012. In March 2013, we amended our Credit Agreement to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our consolidated statements of operations. During the years ended December 31, 2013 and 2012, we incurred transaction costs of approximately $4.3 million and $0.5 million, respectively, related to the amendments to our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of December 31, 2014, we had undrawn and available capacity of $190.0 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2014, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of these facilities at December 31, 2014 and 2013, excluding the effect of interest rate swaps, was 2.7% and 2.2%, respectively.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement). As of December 31, 2014, subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the Credit Agreement could be increased by up to an additional $300 million. In February 2015, we executed an amendment to our Credit Agreement, which among other things, increases the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, our Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and will continue at that level through March 31, 2015, reverting to 5.25 to 1.0 for the quarter ending June 30, 2015 and subsequent quarters. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2014, we were in compliance with all financial covenants under the Credit Agreement.

6% Senior Notes Due April 2021

In March 2013, we issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “2013 Notes”). We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. We incurred $7.8 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the 2013 Notes. The 2013 Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the years ended December 31, 2014 and 2013, we recognized $0.5 million and $0.4 million, respectively, of interest expense related to the amortization of the debt discount. In January 2014, holders of the 2013 Notes exchanged their 2013 Notes for registered notes with the same terms.

Prior to April 1, 2017, we may redeem all or a part of the 2013 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2013 Notes prior to April 1, 2016 with the net proceeds of one or more equity offerings at a redemption price of 106.000% of the principal amount of the 2013 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 2013 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2017, we may redeem all or a part of the 2013 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.000% for the twelve-month period beginning on April 1, 2017, 101.500% for the twelve-month period beginning on April 1, 2018 and 100.000% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2013 Notes.

6% Senior Notes Due October 2022

In April 2014, we issued $350.0 million aggregate principal amount of the 2014 Notes. We received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which we used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under our revolving credit facility. We incurred $7.0 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the 2014 Notes. The 2014 Notes were issued at an original issuance discount of $5.7 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the year ended December 31, 2014, we recognized $0.5 million of interest expense related to the amortization of the debt discount. In February 2015, holders of the 2014 Notes exchanged their 2014 Notes for registered notes with the same terms.

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

The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than EXLP Finance Corp., which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. These guarantees are full and unconditional subject to customary release provisions including:

(1)         in connection with any sale or other disposition of all or substantially all of a subsidiary guarantor’s assets (including by way of merger or consolidation) to a third party or unrestricted subsidiary, if the transaction does not violate the asset sale provisions of the indentures;

(2)         in connection with any sale or other disposition of the equity interests of a subsidiary guarantor to a third party or unrestricted subsidiary, if the transaction does not violate the asset sale provisions of the indentures and the subsidiary guarantor is no longer a restricted subsidiary of the Partnership;

(3)         if the Partnership designates any subsidiary guarantor as an unrestricted subsidiary in accordance with the terms of the indentures;

(4)         upon legal defeasance, covenant defeasance or satisfaction and discharge of the indentures;

(5)         upon the liquidation or dissolution of a subsidiary guarantor, provided no default has occurred that is continuing;

(6)         at such time as a subsidiary guarantor no longer guarantees any other indebtedness of the issuers or any guarantor; or

(7)         upon a subsidiary guarantor consolidating with, merging into or transferring all of its assets to the Partnership or another guarantor, and as a result of, or in connection with, such transaction a guarantor subsidiary dissolving or otherwise ceasing to exist.

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2014 are as follows (in thousands):

	December 31, 2014
2015	$—
2016	—
2017	—
2018	610,000
2019	—
Thereafter	700,000	(1)
Total debt	$1,310,000	(1)

(1)                  This amount represents the full face value of our 2013 Notes and 2014 Notes and has not been reduced by the aggregated unamortized discount of $9.7 million as of December 31, 2014.

7.  Partners’ Equity, Allocations and Cash Distributions

Units Outstanding

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

Partners’ capital at December 31, 2014 consisted of 55,662,357 common units outstanding representing a 98% ownership interest in us and 1,129,221 general partner units representing a 2% general partner interest in us.

As of December 31, 2014, Exterran Holdings owned 19,618,918 common units and 1,129,221 general partner units, collectively representing a 37% interest in us.

Common Units

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

•          fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•          thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2012, 2013 and 2014:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2012 — 3/31/2012	May 15, 2012	$0.4975	$22.5 million
4/1/2012 — 6/30/2012	August 14, 2012	0.5025	22.8 million
7/1/2012 — 9/30/2012	November 14, 2012	0.5075	23.0 million
10/1/2012 — 12/31/2012	February 14, 2013	0.5125	23.3 million
1/1/2013 — 3/31/2013	May 15, 2013	0.5175	27.6 million
4/1/2013 — 6/30/2013	August 14, 2013	0.5225	27.9 million
7/1/2013 — 9/30/2013	November 14, 2013	0.5275	28.3 million
10/1/2013 — 12/31/2013	February 14, 2014	0.5325	28.8 million
1/1/2014 — 3/31/2014	May 15, 2014	0.5375	33.1 million
4/1/2014 — 6/30/2014	August 14, 2014	0.5425	33.6 million
7/1/2014 — 9/30/2014	November 14, 2014	0.5525	34.8 million
10/1/2014 — 12/31/2014	February 13, 2015	0.5575	35.3 million

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

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of a phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair market value of a common unit. Phantom units granted under the Plan may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units.

During the years ended December 31, 2014, 2013 and 2012, we recognized $1.4 million, $1.2 million and $0.8 million of unit-based compensation expense, respectively, which excludes unit-based compensation expense that was charged back to Exterran Holdings of $1.2 million, $0.8 million and $0.8 million, respectively.

We have granted phantom units to officers and directors of Exterran GP LLC and to employees of Exterran Holdings and its subsidiaries. Because we grant phantom units to non-employees, we are required to remeasure the fair value of these phantom units each period and record a cumulative adjustment of the expense previously recognized. During the years ended December 31, 2014 and 2012, we recorded a reduction to SG&A expense of $0.2 million and $0.1 million, respectively, related to the fair value remeasurement of phantom units. We recorded $0.3 million in SG&A expense related to fair value remeasurement of the phantom units during the year ended December 31, 2013.

Phantom Units

During the year ended December 31, 2014, we granted 54,896 phantom units to officers and directors of Exterran GP LLC and certain employees of Exterran Holdings and its subsidiaries, which generally vest one-third per year on each of the first three anniversaries of the grant date.

The following table presents phantom unit activity during the year ended December 31, 2014:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2014	85,361	$23.72
Granted	54,896	30.50
Vested	(48,494)	24.47
Phantom units outstanding, December 31, 2014	91,763	27.38

As of December 31, 2014, we expect $1.2 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.8 years.

9.  Accounting for Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At December 31, 2014, we were a party to interest rate swaps with a total notional value of $400.0 million, pursuant to which we make fixed payments and receive floating payments. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2019. As of December 31, 2014, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. There was no ineffectiveness related to interest rate swaps during the years ended December 31, 2014, 2013 and 2012. We estimate that $4.8 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at December 31, 2014, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our consolidated statements of cash flows.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	December 31, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$712
Interest rate hedges	Current portion of interest rate swaps	(4,958)
Interest rate hedges	Other long-term liabilities	(150)
Total derivatives		$(4,396)

	December 31, 2013
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$322
Interest rate hedges	Current portion of interest rate swaps	(3,374)
Total derivatives		$(3,052)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges
Year Ended December 31, 2014	$(5,879)	Interest expense	$(4,794)
Year Ended December 31, 2013	$3,057	Interest expense	$(4,684)
Year Ended December 31, 2012	$(5,542)	Interest expense	$(4,761)

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

10.  Fair Value Measurements

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, with pricing levels as of the date of valuation (in thousands):

	December 31, 2014			December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$712	$—	$—	$322	$—
Interest rate swaps liability	—	(5,108)	—	—	(3,374)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2014 and 2013, with pricing levels as of the date of valuation (in thousands):

	Year Ended December 31, 2014			Year Ended December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$982	$—	$—	$1,459

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a weighted average discount rate of 9%.

11.  Long-Lived Asset Impairment

During the year ended December 31, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 110 idle compressor units, representing approximately 30,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $10.1 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $2.3 million to reduce the book value of each unit to its estimated fair value.

During the year ended December 31, 2014, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.4 million on these assets.

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

12.  Restructuring Charges

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

During 2014, we incurred $0.7 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Exterran Holdings’ make-ready operations, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. These charges are reflected as restructuring charges in our consolidated statements of operations.

13.  Income Taxes

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. However, certain states impose an entity-level income tax on partnerships.

The provision for state income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current tax provision:
State	$(89)	$1,150	$60
Total current	(89)	1,150	60
Deferred tax provision:
State	1,402	356	885
Total deferred	1,402	356	885
Provision for income taxes	$1,313	$1,506	$945

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that give rise to deferred tax liabilities are as follows (in thousands):

	Years Ended December 31,
	2014	2013
Deferred tax liabilities:
Property, plant and equipment	$1,527	$1,132
Total deferred tax liabilities	1,527	1,132
Net deferred tax liabilities	$1,527	$1,132

On September 13, 2013, the U.S. Treasury Department and the Internal Revenue Service issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014, and although they could have been adopted in earlier years, we did not do so. The tangible property regulations require us to make tax accounting method changes or file election statements with our U.S. federal tax return for our tax year beginning on January 1, 2014; however, these new requirements do not have a material impact on our consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$643	$543	$—
Additions based on tax positions related to current year	490	100	96
Additions based on tax positions related to prior years	517	—	447
Ending balance	$1,650	$643	$543

We had $1.7 million, $0.6 million and $0.5 million of unrecognized tax benefits at December 31, 2014, 2013 and 2012, respectively, which if recognized, would affect the effective tax rate. We have not recorded any interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions. To the extent interest and penalties are assessed with respect to uncertain tax positions, such amounts will be reflected in provision for income taxes.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remain subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2014, we did not have any federal or state audits underway that would have a material impact on our financial position or results of operations.

The following table reconciles net income, as reported, to our U.S. federal partnership taxable income (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income, as reported	$61,719	$64,023	$10,509
Book/tax depreciation and amortization adjustment	18,644	15,979	44,329
Book/tax adjustment for unit-based compensation expense	941	1,073	797
Book/tax adjustment for interest rate swap terminations	2,025	(4,983)	898
Other temporary differences	(9,435)	(4,147)	(4,104)
Other permanent differences	1,413	5	9
U.S. federal partnership taxable income	$75,307	$71,950	$52,438

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

As of December 31, 2014 and 2013, we had recorded approximately $4.1 million and $6.5 million, respectively, of accruals for taxes, including accruals for ad valorem taxes, sales tax and use tax, included in the accrued liabilities line item on our consolidated balance sheets. The net tax basis in our assets and liabilities is less than the reported amounts on the financial statements by approximately $381.6 million as of December 31, 2014.

14.  Recent Accounting Developments

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

In April 2014, the FASB issued an update to the authoritative guidance related to reporting requirements for discontinued operations. The update requires a disposal of a component or a group of components of an entity to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. Discontinued operations reporting will be limited to disposal transactions that represent a strategic shift that has or will have a major effect on an entity’s operations and financial results when the component meets the criteria to be classified as held-for-sale or is disposed. The amended guidance also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The amendments in the update are effective prospectively for reporting periods beginning on or after December 15, 2014. We elected early application as permitted by the guidance. The adoption of this update did not have a material impact on our consolidated financial statements.

15.  Commitments and Contingencies

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

During 2013 and 2014, we were party to three Heavy Equipment Statutes cases tried and completed in Texas state district courts. In each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and have appealed the courts’ decisions in our cases. All three of these cases have been appealed. For two of these appeals, oral arguments were made before the Eighth Court of Appeals in El Paso, Texas on October 9, 2014. No decision has been issued. The third appeal was argued before the Fourteenth Court of Appeals in Houston, Texas on February 12, 2015. No decision has been issued. In a fourth state district court case, both parties’ respective motions for summary judgment are pending and we have yet to receive the court’s decision. In a fifth state district court case, the court denied both parties’ respective motions for summary judgment concerning the 2012 tax year, consolidated the 2012 tax year case with a 2013 tax year case, and set a trial date for the consolidated case of August 10-11, 2015.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $10.2 million during the year ended December 31, 2014. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $20.7 million as of December 31, 2014, of which approximately $4.6 million has been agreed to by a number of appraisal review boards and county appraisal districts and $16.1 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows, including our cash available for distribution.

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

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2014 and 2013, we had accrued $0.1 million and $4.7 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

16.  Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per unit amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and results of operations for the respective periods.

	March 31, 2014	June 30, 2014(1)	September 30 2014(2)	December 31, 2014
Revenue	$121,046	$145,694	$153,163	$161,133
Gross profit(5)	38,131	54,119	56,711	62,257
Net income	6,939	17,752	18,103	18,925
Income per common unit — basic	0.09	0.26	0.26	0.27
Income per common unit — diluted	0.09	0.26	0.26	0.27

	March 31, 2013(3)	June 30, 2013(4)	September 30 2013	December 31, 2013
Revenue	$106,062	$125,453	$115,808	$118,870
Gross profit(5)	35,422	47,458	37,157	38,015
Net income	14,733	27,896	10,035	11,359
Income per common unit — basic	0.31	0.52	0.16	0.19
Income per common unit — diluted	0.31	0.52	0.16	0.19

(1)                  During the second quarter of 2014, we completed the April 2014 MidCon Acquisition (see Note 2).

(2)                  During the third quarter of 2014, we completed the August 2014 MidCon Acquisition (see Note 2).

(3)                  During the first quarter of 2013, we completed the March 2013 Contract Operations Acquisition from Exterran Holdings (see Note 2).

(4)                  During the second quarter of 2013, we recognized $6.5 million of revenue with no incremental cost and $6.8 million of gain on sale of property, plant and equipment due to the termination of contracts resulting from the exercise of purchase options by our customer on two natural gas processing plants.

(5)                  Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and long-lived asset impairment charges.

17.  Subsequent Event

On February 4, 2015, we executed an amendment to our Credit Agreement, which among other things, increases the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. The Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility.

On February 23, 2015, we entered into a Fifth Amendment to Third Amended and Restated Omnibus Agreement (the “Omnibus Amendment”) with Exterran Holdings, Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P. and EXLP Operating LLC. The Omnibus Amendment amends the Omnibus Agreement to, among other things, extend the terms of certain non-competition and equipment transfer provisions such that they will now terminate on December 31, 2015.

EXTERRAN PARTNERS, L.P.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
December 31, 2014	$363	$1,055	$(165)	$1,253
December 31, 2013	1,135	(25)	(747)	363
December 31, 2012	985	494	(344)	1,135

(1)                  Uncollectible accounts written off.

S-I