Form 10-Q
period 2015-03-31
EXTERRAN PARTNERS, L.P.
filed 2015-05-05
CIK 1367064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

As of April 28, 2015, there were 59,666,710 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$437	$295
Accounts receivable, trade, net of allowance of $1,338 and $1,253, respectively	75,418	79,452
Due from affiliates, net	20,799	2,322
Total current assets	96,654	82,069
Property, plant and equipment	2,444,243	2,399,934
Accumulated depreciation	(745,820)	(721,788)
Property, plant and equipment, net	1,698,423	1,678,146
Goodwill	127,757	127,757
Intangible and other assets, net	117,478	121,472
Total assets	$2,040,312	$2,009,444

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$6,294	$4,979
Accrued interest	22,503	11,876
Current portion of interest rate swaps	6,138	4,958
Total current liabilities	34,935	21,813
Long-term debt	1,342,581	1,300,295
Deferred income taxes	1,625	1,527
Other long-term liabilities	5,136	2,468
Total liabilities	1,384,277	1,326,103
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 55,774,739 and 55,724,022 units issued, respectively	646,962	668,714
General partner units, 2% interest with 1,129,221 equivalent units issued and outstanding	18,974	19,542
Accumulated other comprehensive loss	(8,166)	(3,438)
Treasury units, 72,041 and 61,665 common units, respectively	(1,735)	(1,477)
Total partners’ capital	656,035	683,341
Total liabilities and partners’ capital	$2,040,312	$2,009,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Revenue — third parties	$164,248	$120,961
Revenue — affiliates	47	85
Total revenue	164,295	121,046

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	65,168	53,203
Depreciation and amortization	36,105	27,921
Long-lived asset impairment	3,484	2,486
Restructuring charges	—	379
Selling, general and administrative — affiliates	21,169	19,376
Interest expense	17,832	9,689
Other (income) expense, net	(191)	871
Total costs and expenses	143,567	113,925
Income before income taxes	20,728	7,121
Provision for income taxes	643	182
Net income	$20,085	$6,939

General partner interest in net income	$4,209	$2,604
Common units interest in net income	$15,876	$4,335

Weighted average common units outstanding used in income per common unit:
Basic	55,678	49,429
Diluted	55,678	49,435

Income per common unit:
Basic	$0.28	$0.09
Diluted	$0.28	$0.09

Distributions declared and paid per limited partner unit in respective periods	$0.5575	$0.5325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$20,085	$6,939
Other comprehensive income (loss):
Interest rate swap loss, net of reclassifications to earnings	(5,554)	(890)
Amortization of terminated interest rate swaps	826	935
Total other comprehensive income (loss)	(4,728)	45
Comprehensive income	$15,357	$6,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

(unaudited)

	Partners’ Capital						Accumulated Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, January 1, 2014	$578,493	49,465,528	$16,780	1,003,227	$(1,165)	(50,917)	$(2,353)	$591,755
Issuance of common units for vesting of phantom units		39,204						—
Treasury units purchased					(209)	(6,850)		(209)
Contribution of capital, net	7,564		254					7,818
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(3,835)		(196)					(4,031)
Cash distributions	(26,317)		(2,523)					(28,840)
Unit-based compensation expense	754							754
Interest rate swap loss, net of reclassification to earnings							(890)	(890)
Amortization of terminated interest rate swaps							935	935
Net income	4,335		2,604					6,939
Balance, March 31, 2014	$560,994	49,504,732	$16,919	1,003,227	$(1,374)	(57,767)	$(2,308)	$574,231

Balance, January 1, 2015	$668,714	55,724,022	$19,542	1,129,221	$(1,477)	(61,665)	$(3,438)	$683,341
Issuance of common units for vesting of phantom units		50,717						—
Treasury units purchased					(258)	(10,376)		(258)
Distribution of capital, net	(2,911)		(294)					(3,205)
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(4,226)		(243)					(4,469)
Cash distributions	(31,083)		(4,240)					(35,323)
Unit-based compensation expense	592							592
Interest rate swap loss, net of reclassification to earnings							(5,554)	(5,554)
Amortization of terminated interest rate swaps							826	826
Net income	15,876		4,209					20,085
Balance, March 31, 2015	$646,962	55,774,739	$18,974	1,129,221	$(1,735)	(72,041)	$(8,166)	$656,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$20,085	$6,939
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,105	27,921
Long-lived asset impairment	3,484	2,486
Amortization of deferred financing costs	1,030	625
Amortization of debt discount	286	140
Amortization of terminated interest rate swaps	826	935
Interest rate swaps	(136)	64
Unit-based compensation expense	592	756
Provision for doubtful accounts	390	376
Gain on sale of property, plant and equipment	(280)	(673)
Changes in assets and liabilities:
Accounts receivable, trade	3,644	(276)
Other assets and liabilities	12,042	6,110
Net cash provided by operating activities	78,068	45,403

Cash flows from investing activities:
Capital expenditures	(68,239)	(52,950)
Escrow deposit for business acquisition	—	(17,000)
Proceeds from sale of property, plant and equipment	4,624	1,118
(Increase) decrease in amounts due from affiliates, net	(18,477)	3,738
Net cash used in investing activities	(82,092)	(65,094)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	140,000	91,000
Repayments of long-term debt	(98,000)	(47,500)
Distributions to unitholders	(35,323)	(28,840)
Payments for debt issuance costs	(1,311)	—
Payments for settlement of interest rate swaps that include financing elements	(942)	(913)
Purchases of treasury units	(258)	(209)
Capital contribution from limited partners and general partner	—	6,156
Net cash provided by financing activities	4,166	19,694

Net increase in cash and cash equivalents	142	3
Cash and cash equivalents at beginning of period	295	182
Cash and cash equivalents at end of period	$437	$185

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$2,204	$2,592
Contract operations equipment acquired/exchanged, net	$(5,409)	$(930)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (“we,” “our,” “us,” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2014. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

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

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At March 31, 2015 and December 31, 2014, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$690,581	$650,000	$690,295	$611,000
Floating rate debt	652,000	653,000	610,000	611,000
Total debt	$1,342,581	$1,303,000	$1,300,295	$1,222,000

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

When computing earnings (loss) per common unit in periods when distributions are greater than earnings (loss), the amount of the actual incentive distribution rights, if any, is deducted from net income (loss) and allocated to our general partner for the corresponding period. The remaining amount of net income (loss), after deducting distributions to participating securities, is allocated between the general partner and common units based on how our partnership agreement allocates net losses.

When computing earnings per common unit in periods when earnings are greater than distributions, earnings are allocated to the general partner, participating securities and common units based on how our partnership agreement would allocate earnings if the full amount of earnings for the period had been distributed. This allocation of net income does not impact our total net income, consolidated results of operations or total cash distributions (including actual incentive distribution rights); however, it may result in our general partner being allocated additional incentive distributions for purposes of our earnings per unit calculation, which could reduce net income per common unit. However, as required by our partnership agreement, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our general partner based on actual distributions.

The following table reconciles net income used in the calculation of basic and diluted earnings per common unit (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$20,085	$6,939
Less: General partner incentive distribution rights	(3,887)	(2,518)
Less: General partner 2% ownership interest	(322)	(86)
Common units interest in net income	15,876	4,335
Less: Net income attributable to participating securities	(48)	(49)
Net income used in basic and diluted earnings per common unit	$15,828	$4,286

There were no adjustments to net income attributable to common unitholders for the diluted earnings per common unit calculation for the three months ended March 31, 2015 and 2014.

The following table shows the potential common units that were included in computing diluted earnings per common unit (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average common units outstanding including participating securities	55,739	49,494
Less: Weighted average participating securities outstanding	(61)	(65)
Weighted average common units outstanding — used in basic earnings per common unit	55,678	49,429
Net dilutive potential common units issuable:
Phantom units	—	6
Weighted average common units and dilutive potential common units — used in diluted earnings per common unit	55,678	49,435

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

April 2014 MidCon Acquisition

On April 10, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon for $352.9 million (the “April 2014 MidCon Acquisition”). The purchase price was funded with the net proceeds from the public sale of 6.2 million common units and a portion of the net proceeds from the issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, we and Access entered into a seven-year contract operations services agreement under which we provide compression services to Williams Partners, L.P. (formerly Access). During the three months ended March 31, 2014, we incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

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

Pro Forma Financial Information

Pro forma financial information for the three months ended March 31, 2014 has been included to give effect to the additional assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition are presented in the pro forma financial information as though these transactions occurred as of January 1, 2014. The pro forma financial information reflects the following transactions:

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

The following table shows pro forma financial information for the three months ended March 31, 2014 (in thousands, except per unit amounts):

Three Months Ended March 31, 2014
Revenue	$148,585
Net income	$9,473
Basic earnings per common unit	$0.12
Diluted earnings per common unit	$0.12

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to our common unitholders. There was no additional pro forma reduction of net income allocable to our limited partners, including the amount of additional incentive distributions that would have occurred, for the three months ended March 31, 2014.

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

The Omnibus Agreement will terminate upon a change of control of Exterran GP LLC, our general partner or us, and certain provisions of the Omnibus Agreement will terminate upon a change of control of Exterran Holdings. Provisions such as non-competition and transfers of compression equipment will terminate on December 31, 2015, or on the date on which a change of control of Exterran Holdings occurs, whichever event occurs first. Provisions in the Omnibus Agreement that provided caps on our obligation to reimburse Exterran Holdings for operating and selling, general and administrative (“SG&A”) expenses terminated on December 31, 2014.

Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the three months ended March 31, 2015 and 2014, we purchased $55.8 million and $40.7 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the three months ended March 31, 2015 and 2014 was recorded in our condensed consolidated balance sheets as property, plant and equipment of $51.3 million and $36.7 million, respectively, which represents the carrying value of the Exterran Holdings’ affiliates that sold it to us, and as a distribution of equity of $4.5 million and $4.0 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the three months ended March 31, 2015 and 2014, Exterran Holdings contributed to us $2.2 million and $2.6 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

During the three months ended March 31, 2015, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 127 compressor units, totaling approximately 47,800 horsepower with a net book value of approximately $23.3 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 107 compressor units, totaling approximately 40,000 horsepower with a net book value of approximately $17.9 million, to us. During the three months ended March 31, 2014, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 83 compressor units, totaling approximately 35,800 horsepower with a net book value of approximately $16.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 84 compressor units, totaling approximately 28,200 horsepower with a net book value of approximately $15.1 million, to us. During the three months ended March 31, 2015 and 2014, we recorded capital distributions of approximately $5.4 million and $0.9 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At March 31, 2015, we had equipment on lease to Exterran Holdings with an aggregate cost and accumulated depreciation of $0.9 million and $0.6 million, respectively. During each of the three month periods ended March 31, 2015 and 2014, we had revenue of approximately $0.1 million from Exterran Holdings related to the lease of our compression equipment. During the three months ended March 31, 2015 and 2014, we had cost of sales of $1.1 million and $1.4 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

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

Exterran Holdings charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings’ other operations and us. The allocation methodologies vary based on the nature of the charge and have historically included, among other things, revenue and horsepower. Effective January 1, 2015, the approach has been modified to eliminate revenue as a component and to include, among other things, headcount and horsepower. The change in allocation methodologies did not have a material impact on the amount of costs allocated to us during the three months ended March 31, 2015. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable.

Under the Omnibus Agreement, our obligation to reimburse Exterran Holdings for any cost of sales that it incurred in the operation of our business and any cash SG&A expense allocated to us was capped (after taking into account any such costs we incurred and paid directly) through December 31, 2014. Cost of sales was capped at $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $15.0 million per quarter from January 1, 2014 through April 9, 2014 and $17.7 million per quarter from April 10, 2014 through December 31, 2014. The cost caps provided in the Omnibus Agreement terminated on December 31, 2014.

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.6 million during the three months ended March 31, 2014. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $3.6 million during the three months ended March 31, 2014. The excess amounts over the caps are included in the condensed consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our condensed consolidated balance sheets and condensed consolidated statements of cash flows.

4.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Revolving credit facility due May 2018	$502,000	$460,000
Term loan facility due May 2018	150,000	150,000
6% senior notes due April 2021 (presented net of the unamortized discount of $4.3 million and $4.5 million, respectively)	345,677	345,528
6% senior notes due October 2022 (presented net of the unamortized discount of $5.1 million and $5.2 million, respectively)	344,904	344,767
Long-term debt	$1,342,581	$1,300,295

Revolving Credit Facility and Term Loan

In February 2015, we amended our senior secured credit agreement (the “Credit Agreement”), which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. The Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. During the three months ended March 31, 2015, we incurred transaction costs of $1.3 million related to the amendment of our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the term of the facility.

As of March 31, 2015, we had undrawn capacity of $398.0 million under our revolving credit facility. Our Credit Agreement limits our ratio of Total Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) to not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 following the occurrence of certain events specified in the Credit Agreement). Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, our Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and continued at that level through March 31, 2015. As a result of this limitation, $354.7 million of the $398.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2015. If the maximum allowed ratio of Total Debt to EBITDA had been 5.25 to 1.0 at March 31, 2015, then $277.5 million of the $398.0 million of undrawn capacity under our revolving credit facility would have been available for additional borrowings as of March 31, 2015.

6% Senior Notes Due April 2021 and 6% Senior Notes Due October 2022

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

•          fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•          thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2014:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2014 — 3/31/2014	May 15, 2014	$0.5375	$33.1 million
4/1/2014 — 6/30/2014	August 14, 2014	0.5425	33.6 million
7/1/2014 — 9/30/2014	November 14, 2014	0.5525	34.8 million
10/1/2014 — 12/31/2014	February 13, 2015	0.5575	35.3 million

(1)                  Includes distributions to our general partner on its incentive distribution rights.

On April 27, 2015, our board of directors approved a cash distribution of $0.5625 per limited partner unit, or approximately $35.9 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from January 1, 2015 through March 31, 2015. The record date for this distribution is May 11, 2015 and payment is expected to occur on May 15, 2015.

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

Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of a phantom unit or, at the discretion of the Plan Administrator, cash equal to the fair market value of a common unit. Phantom units granted under the Plan may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units. Phantom units generally vest one-third per year on each of the first three anniversaries of the grant date.

Phantom Units

The following table presents phantom unit activity during the three months ended March 31, 2015:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2015	91,763	$27.38
Granted	45,236	24.87
Vested	(50,717)	25.77
Phantom units outstanding, March 31, 2015	86,282	27.01

As of March 31, 2015, we expect $2.0 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.2 years.

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

Interest Rate Risk

During the three months ended March 31, 2015, we entered into an interest rate swap with a notional value of $100.0 million. At March 31, 2015, we were a party to interest rate swaps with a total notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of March 31, 2015, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.3 million of interest income during the three months ended March 31, 2015 due to ineffectiveness related to interest rate swaps. There was no ineffectiveness related to interest rate swaps during the three months ended March 31, 2014. We estimate that $5.4 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at March 31, 2015, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	March 31, 2015
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Current portion of interest rate swaps	$(6,138)
Interest rate hedges	Other long-term liabilities	(2,747)
Total derivatives		$(8,885)

	December 31, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$712
Interest rate hedges	Current portion of interest rate swaps	(4,958)
Interest rate hedges	Other long-term liabilities	(150)
Total derivatives		$(4,396)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges
Three months ended March 31, 2015	$(6,253)	Interest expense	$(1,525)
Three months ended March 31, 2014	(955)	Interest expense	(1,000)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, with pricing levels as of the date of valuation (in thousands):

	March 31, 2015			December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$—	$—	$—	$712	$—
Interest rate swaps liability	—	(8,885)	—	—	(5,108)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2015 and 2014, with pricing levels as of the date of valuation (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$355	$—	$—	$252

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a weighted average discount rate of 10% and 9% for the three months ended March 31, 2015 and 2014, respectively.

9.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three months ended March 31, 2015, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 30 idle compressor units, representing approximately 11,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $3.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

11.  Unit Transactions

As of March 31, 2015, Exterran Holdings owned 19,618,918 common units and 1,129,221 general partner units, collectively representing a 37% interest in us.

12.  Recent Accounting Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance on the presentation of debt issuance costs. The update requires an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The update will be effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We are currently evaluating the potential impact of the update on our financial statements.

In February 2015, the FASB issued an update to the authoritative guidance which revises the consolidation model. The update modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The update will be effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

In May 2014, the FASB issued an update to the authoritative guidance related to revenue recognition. The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update will be effective for reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the potential impact of the update on our financial statements.

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

As a result of the new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $3.1 million during the three months ended March 31, 2015. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $23.8 million as of March 31, 2015, of which approximately $4.6 million has been agreed to by a number of appraisal review boards and county appraisal districts and $19.2 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows, including our cash available for distribution.

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

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of both March 31, 2015 and December 31, 2014, we had accrued $0.1 million for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

14.  Subsequent Events

On April 17, 2015, we acquired from Exterran Holdings contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us. The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Exterran Holdings to us. At the acquisition date, the acquired fleet assets had a net book value of $108.5 million, net of accumulated depreciation of $59.3 million. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs. In connection with this acquisition, we issued approximately 4.0 million common units to Exterran Holdings and approximately 80,000 general partner units to our general partner. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we issued for this acquisition are not entitled to receive a cash distribution relating to the quarter ended March 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.exterran.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

April 2015 Contract Operations Acquisition

On April 17, 2015, we acquired from Exterran Holdings contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us. The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Exterran Holdings to us. At the acquisition date, the acquired fleet assets had a net book value of $108.5 million, net of accumulated depreciation of $59.3 million. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs. In connection with this acquisition, we issued approximately 4.0 million common units to Exterran Holdings and approximately 80,000 general partner units to our general partner. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we issued for this acquisition are not entitled to receive a cash distribution relating to the quarter ended March 31, 2015.

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

April 2014 MidCon Acquisition

On April 10, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon for $352.9 million (the “April 2014 MidCon Acquisition”). The purchase price was funded with the net proceeds from the public sale of 6.2 million common units and a portion of the net proceeds from the issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners LP (“Access”). Effective as of the closing of the acquisition, we and Access entered into a seven-year contract operations services agreement under which we provide compression services to Williams Partners, L.P. (formerly Access). During the three months ended March 31, 2014, we incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statements of operations.

In accordance with the terms of the Purchase and Sale Agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Exterran Holdings that is our indirect parent company for $7.7 million.

Proposed Exterran Holdings Spin-off Transaction

On November 17, 2014, Exterran Holdings announced that it will pursue a plan to separate (the “Spin-off”) its international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Spinco”). To effect the Spin-off, Exterran Holdings intends to distribute on the distribution date, on a pro rata basis, all of the shares of Spinco common stock to its stockholders as of the record date. The Spin-off is subject to, among other things, market conditions, the execution of a separation and distribution agreement and related ancillary agreements and certain other conditions and approvals. Upon completion of the Spin-off, Exterran Holdings and Spinco will be independent, publicly traded companies with separate public ownership, boards of directors and management, and Exterran Holdings will continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that Exterran Holdings currently owns. In addition, Exterran Holdings will continue to hold its equity interests in us, including our general partner interest and certain limited partner interests, and all of the incentive distribution rights. Although Exterran Holdings currently intends to complete the Spin-off in the second half of 2015, there are no assurances as to when the proposed Spin-off will be completed, if at all, or if the Spin-off will be completed as currently contemplated.

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

Natural gas consumption in the U.S. for the twelve months ended January 31, 2015 increased by approximately 1% compared to the twelve months ended January 31, 2014. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 3.9% in 2015 compared to 2014 and increase by an average of 0.7% per year thereafter until 2040.

Natural gas marketed production in the U.S. for the twelve months ended January 31, 2015 increased by approximately 7% compared to the twelve months ended January 31, 2014. The EIA forecasts that total U.S. natural gas marketed production will increase by 5% in 2015 compared to 2014, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040.

Oil and natural gas prices have declined significantly in the last several months, and, as a result, research analysts are forecasting declines in U.S. capital spending for drilling activity in 2015, and U.S. producers have announced reduced capital budgets for this year.

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

During 2014, we saw steady activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continued to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. Historically, oil and natural gas prices in the U.S. have been volatile. Global oil prices have fallen significantly since the third quarter of 2014. West Texas Intermediate crude oil spot prices as of March 31, 2015 were approximately 11% and 53% lower than prices at December 31, 2014 and March 31, 2014, respectively, which is expected to lead to reduced drilling of oil wells in 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and a significant amount of contract operations services related to the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity. In addition, the Henry Hub spot price for natural gas was $2.65 per MMBtu at March 31, 2015, which was approximately 16% and 41% lower than prices at December 31, 2014 and March 31, 2014, respectively, and the U.S. natural gas liquid composite price was approximately $5.08 per MMBtu for the month of January 2015, which was approximately 10% and 49% lower than prices for the months of December 2014 and March 2014, respectively, which is expected to lead to reduced drilling of gas wells in 2015. We may experience lower overall activity levels in our contract operations business in 2015 compared to 2014 as a result of the low oil and natural gas price environment in the U.S. During the three months ended March 31, 2015, our operating horsepower decreased by 0.3%. During periods of lower oil or natural gas prices, oil and natural gas production growth could moderate or decline in the U.S., and as a result the demand or pricing for our contract operations services could be adversely affected. A 1% decrease in average operating horsepower of our contract operations fleet during the three months ended March 31, 2015 would have resulted in a decrease of approximately $1.6 million and $1.0 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and may, but is not obligated, to offer us the opportunity to purchase additional portions of its U.S. contract operations business over time. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of such transactions would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Future acquisitions of assets from Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer service agreements and equipment from Exterran Holdings to us.

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Total Available Horsepower (at period end)(1)	3,177	3,139	2,446
Total Operating Horsepower (at period end)(1)	3,032	3,040	2,270
Average Operating Horsepower	3,034	2,985	2,269
Horsepower Utilization:
Spot (at period end)	95%	97%	93%
Average	96%	96%	93%

(1)                                 Includes compressor units comprising approximately 70,000, 79,000 and 106,000 horsepower leased from Exterran Holdings as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Excludes compressor units comprising approximately 1,000, 100 and 9,000 horsepower leased to Exterran Holdings as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively (see Note 3 to the Financial Statements).

Summary of Results

Net income.  We generated net income of $20.1 million and $6.9 million during the three months ended March 31, 2015 and 2014, respectively. The increase in net income during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to the inclusion of the results from the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower, which resulted in higher current year gross margin and depreciation and amortization expense and contributed to the increase in selling, general and administrative (“SG&A”) expense. In addition, interest expense increased by $8.1 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $78.7 million and $56.1 million during the three months ended March 31, 2015 and 2014, respectively. The increase in EBITDA, as further adjusted, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to the impact of the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower. These activities were partially offset by a decrease of $6.2 million in benefits received by us from the cap on operating and SG&A costs provided by Exterran Holdings that terminated on December 31, 2014. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Distributable cash flow.  Our distributable cash flow was $51.0 million and $36.1 million during the three months ended March 31, 2015 and 2014, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) was 1.42x and 1.09x during the three months ended March 31, 2015 and 2014, respectively. The increase in distributable cash flow during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to an increase in gross margin discussed above, partially offset by an increase in cash interest expense and the decrease in benefits received from the cap on operating and SG&A costs provided by Exterran Holdings discussed above. Additionally, distributable cash flow coverage was impacted by an increase in distributions declared to all unitholders, including incentive distribution rights, from $33.1 million for the three months ended March 31, 2014 to $35.9 million for the three months ended March 31, 2015. For a reconciliation of distributable cash flow to net income (loss) and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Financial Results of Operations

The Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$164,295	$121,046
Gross margin(1)	99,127	67,843
Gross margin percentage(2)	60%	56%
Expenses:
Depreciation and amortization	$36,105	$27,921
Long-lived asset impairment	3,484	2,486
Restructuring charges	—	379
Selling, general and administrative — affiliates	21,169	19,376
Interest expense	17,832	9,689
Other (income) expense, net	(191)	871
Provision for income taxes	643	182
Net income	$20,085	$6,939

(1)               Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

(2)               Defined as gross margin divided by revenue.

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as from organic growth in operating horsepower. Average operating horsepower increased by 34% from approximately 2,269,000 during the three months ended March 31, 2014 to approximately 3,034,000 during the three months ended March 31, 2015.

Gross Margin.  The increases in gross margin and gross margin percentage during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 were primarily due to the increases in revenue discussed above.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, and additional amortization expense attributable to intangible assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

Long-Lived Asset Impairment.  During the three months ended March 31, 2015, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 30 idle compressor units, representing approximately 11,000 horsepower, previously used to provide services. As a result, we performed an impairment review and recorded a $3.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, partially offset by an increase in SG&A expenses allocated to the U.S. portion of Exterran Holdings’ North America contract operations segment during the three months ended March 31, 2014. SG&A expenses represented 13% and 16% of revenue during the three months ended March 31, 2015 and 2014, respectively.

Interest Expense.  The increase in interest expense during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a higher average balance of long-term debt and an increase in the average effective interest rate on our debt caused by the issuance of the 2014 Notes in April 2014.

Other (Income) Expense, Net.  Other (income) expense, net, during the three months ended March 31, 2015 included $0.3 million of gain on sale of property, plant and equipment. Other (income) expense, net, during the three months ended March 31, 2014 included $1.5 million of transaction costs associated with the April 2014 MidCon Acquisition and $0.7 million of gain on the sale of property, plant and equipment.

Provision for Income Taxes.  The increase in our provision for income taxes during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to an increase in income subject to state-level taxation.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the three months ended March 31, 2015 and 2014, and our cash and working capital as of the end of the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$78,068	$45,403
Investing activities	(82,092)	(65,094)
Financing activities	4,166	19,694
Net change in cash and cash equivalents	$142	$3

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$437	$295
Working capital	61,719	60,256

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, which contributed to the increase in gross margin and SG&A expense during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Investing Activities.  The increase in net cash used in investing activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to a $15.3 million increase in capital expenditures and an increase of $18.5 million in amounts due from affiliates during the three months ended March 31, 2015 compared to a $3.7 million decrease in amounts due from affiliates during the three months ended March 31, 2014. These activities were partially offset by a $17.0 million escrow deposit made in February 2014 associated with the April 2014 MidCon Acquisition and a $3.5 million increase in proceeds from sale of property, plant and equipment during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Capital expenditures during the three months ended March 31, 2015 were $68.2 million, consisting of $58.1 million for fleet growth capital and $10.1 million for compressor maintenance activities.

Financing Activities.  The decrease in net cash provided by financing activities during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to a $6.5 million increase in distributions to unitholders and a decrease of $6.2 million in benefits received by us from the cap on operating and SG&A costs provided by Exterran Holdings that terminated on December 31, 2014.

Working Capital.  The increase in working capital at March 31, 2015 compared to December 31, 2014 was primarily due to an increase of $18.5 million in amounts due from affiliates, partially offset by an increase of $10.6 million in accrued interest and a decrease of $4.0 million in accounts receivable. The increase in amounts due from affiliates was primarily driven by the receipt by Exterran Holdings of invoice payments from our customers near the end of the quarter which were remitted to us by Exterran Holdings in the first week of April 2015. The increase in accrued interest was primarily due to the timing of interest payments related to the 2014 Notes and the $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “2013 Notes”).

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $185 million to $210 million in capital expenditures during 2015, including (1) approximately $135 million to $155 million on growth capital expenditures and (2) approximately $50 million to $55 million on equipment maintenance capital expenditures. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Exterran Holdings. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

In addition, our capital requirements include funding distributions to our unitholders. We anticipate such distributions will be funded through cash provided by operating activities and borrowings under our senior secured credit facility and that we will be able to generate cash or borrow adequate amounts of cash under our senior secured credit facility to meet our needs through December 31, 2015. Given our objective of long-term growth through acquisitions, growth capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and growth projects. We expect to fund these future capital expenditures with borrowings under our senior secured credit facility and the issuance of additional debt and equity securities, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital.

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

Long-Term Debt.  In November 2010, we amended and restated our senior secured credit agreement (the “Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. In February 2015, we amended our Credit Agreement, which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million.

As of March 31, 2015, we had undrawn capacity of $398.0 million under our revolving credit facility. Our Credit Agreement limits our ratio of Total Debt (as defined in the Credit Agreement) to EBITDA (as defined in the Credit Agreement) to not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 following the occurrence of certain events specified in the Credit Agreement). Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, our Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and continued at that level through March 31, 2015. As a result of this limitation, $354.7 million of the $398.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of March 31, 2015. If the maximum allowed ratio of Total Debt to EBITDA had been 5.25 to 1.0 at March 31, 2015, then $277.5 million of the $398.0 million of undrawn capacity under our revolving credit facility would have been available for additional borrowings as of March 31, 2015.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2015, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.75%. The weighted average annual interest rate on the outstanding balance under these facilities at March 31, 2015 and March 31, 2014, excluding the effect of interest rate swaps, was 3.0% and 2.2%, respectively. During the three months ended March 31, 2015 and 2014, the average daily debt balance under these facilities was $619.9 million and $421.9 million, respectively.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement). Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the Credit Agreement may be increased by up to an additional $50 million.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, our Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and continued at that level through March 31, 2015. Additionally, because the April 2015 Contract Operations Acquisition closed during the second quarter of 2015, our Total Debt to EBITDA ratio will continue at 5.5 to 1.0 through December 31, 2015, reverting to 5.25 to 1.0 for the quarter ending March 31, 2016 and subsequent quarters. As of March 31, 2015, we maintained a 4.9 to 1.0 EBITDA to Total Interest Expense ratio, a 4.4 to 1.0 Total Debt to EBITDA ratio and a 2.1 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of March 31, 2015, we were in compliance with all financial covenants under the Credit Agreement.

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

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At March 31, 2015, we were a party to interest rate swaps with a notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of March 31, 2015, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. See Part I, Item 3 (“Quantitative and Qualitative Disclosures About Market Risk”) of this report for further discussion of our interest rate swap agreements.

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

On April 27, 2015, our board of directors approved a cash distribution of $0.5625 per limited partner unit, or approximately $35.9 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from January 1, 2015 through March 31, 2015. The record date for this distribution is May 11, 2015 and payment is expected to occur on May 15, 2015.

The caps on our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses provided in the Omnibus Agreement terminated on December 31, 2014. Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.6 million during the three months ended March 31, 2014. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $3.6 million during the three months ended March 31, 2014. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see “— Non-GAAP Financial Measures” for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $6.2 million lower during the three months ended March 31, 2014 without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 0.91x during the three months ended March 31, 2014, rather than the actual distributable cash flow coverage (which included the benefit of cost caps) of 1.09x during the three months ended March 31, 2014.

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

The following table reconciles our net income to gross margin (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$20,085	$6,939
Depreciation and amortization	36,105	27,921
Long-lived asset impairment	3,484	2,486
Restructuring charges	—	379
Selling, general and administrative — affiliates	21,169	19,376
Interest expense	17,832	9,689
Other (income) expense, net	(191)	871
Provision for income taxes	643	182
Gross margin	$99,127	$67,843

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

The following table reconciles our net income to EBITDA, as further adjusted (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$20,085	$6,939
Provision for income taxes	643	182
Depreciation and amortization	36,105	27,921
Long-lived asset impairment	3,484	2,486
Restructuring charges	—	379
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	—	6,156
Non-cash selling, general and administrative costs — affiliates	592	756
Interest expense	17,832	9,689
Expensed acquisition costs	—	1,544
EBITDA, as further adjusted	$78,741	$56,052

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

The following table reconciles our net income to distributable cash flow (in thousands, except ratios):

	Three Months Ended March 31,
	2015		2014
Net income	$20,085		$6,939
Depreciation and amortization	36,105		27,921
Long-lived asset impairment	3,484		2,486
Restructuring charges	—		379
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	—		6,156
Non-cash selling, general and administrative costs — affiliates	592		756
Interest expense	17,832		9,689
Expensed acquisition costs	—		1,544
Less: Gain on sale of property, plant and equipment	(280)		(673)
Less: Cash interest expense	(16,768)		(8,838)
Less: Maintenance capital expenditures	(10,079)		(10,216)
Distributable cash flow	$50,971		$36,143

Distributions declared to all unitholders for the period, including incentive distribution rights	$35,903		$33,093
Distributable cash flow coverage(1)	1.42	x	1.09	x
Distributable cash flow coverage (without the benefit of the cost caps)(2)	1.42	x	0.91	x

(1)         Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

(2)         Defined as distributable cash flow excluding the benefit of the cost caps divided by distributions declared to all unitholders for the period, including incentive distribution rights. The benefit received by us from the caps on operating and SG&A costs provided by Exterran Holdings was $6.2 million during the three months ended March 31, 2014. The caps on operating and SG&A costs provided by Exterran Holdings terminated on December 31, 2014.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$78,068	$45,403
Provision for doubtful accounts	(390)	(376)
Restructuring charges	—	379
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	—	6,156
Expensed acquisition costs	—	1,544
Payments for settlement of interest rate swaps that include financing elements	(942)	(913)
Maintenance capital expenditures	(10,079)	(10,216)
Changes in assets and liabilities	(15,686)	(5,834)
Distributable cash flow	$50,971	$36,143

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

As of March 31, 2015, after taking into consideration interest rate swaps, we had $152.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2015 would result in an annual increase in our interest expense of approximately $1.5 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of March 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $3.1 million during the three months ended March 31, 2015. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $23.8 million as of March 31, 2015. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 92 petitions for review in the appropriate district courts with respect to the 2013 tax year, and 121 petitions for review in the appropriate district courts with respect to the 2014 tax year. Since we filed the petitions, many of the cases, pending in the same county, have been consolidated. Only five cases have advanced to the point of trial or submission of summary judgment motions on the merits, and only three cases have been decided, with two decisions rendered by the same presiding judge. One other case was dismissed without reaching the merits.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table summarizes our repurchases of equity securities during the three months ended March 31, 2015:

Period	Total Number of Units Repurchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2015 - January 31, 2015	—	$—	N/A	N/A
February 1, 2015 - February 28, 2015	—	—	N/A	N/A
March 1, 2015 - March 31, 2015	10,376	24.87	N/A	N/A
Total	10,376	$24.87	N/A	N/A

(1)         Represents units withheld to satisfy employees’ tax withholding obligations in connection with vesting of phantom units during the period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1

Purchase and Sale Agreement, dated February 27, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

2.2

Closing Agreement and First Amendment to Purchase and Sale Agreement, dated April 10, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2014

2.3

Second Amendment to Purchase and Sale Agreement, dated April 22, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

2.4

Purchase and Sale Agreement, dated July 11, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2014

2.5

Contribution, Conveyance and Assumption Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015

3.1

Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2

Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3

First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

10.1

Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015

10.2

Fifth Amendment to Third Amended and Restated Omnibus Agreement, dated February 23, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

10.3 *

Sixth Amendment to Third Amended and Restated Omnibus Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

31.1 *

Certification of the Principal Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *

Certification of the Principal Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **

Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **

Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2015	EXTERRAN PARTNERS, L.P.

	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

	By:	EXTERRAN GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
Kenneth R. Bickett
Vice President and Controller
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1

Purchase and Sale Agreement, dated February 27, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

2.2

Closing Agreement and First Amendment to Purchase and Sale Agreement, dated April 10, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2014

2.3

Second Amendment to Purchase and Sale Agreement, dated April 22, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

2.4

Purchase and Sale Agreement, dated July 11, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2014

2.5

Contribution, Conveyance and Assumption Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015

3.1

Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2

Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Exterran Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3

First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

10.1

Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015

10.2

Fifth Amendment to Third Amended and Restated Omnibus Agreement, dated February 23, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

10.3 *

Sixth Amendment to Third Amended and Restated Omnibus Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

31.1 *

Certification of the Principal Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *

Certification of the Principal Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **

Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **

Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.
**	Furnished, not filed.