Form 10-Q
period 2015-06-30
EXTERRAN PARTNERS, L.P.
filed 2015-08-04
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

As of July 28, 2015, there were 59,716,484 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for unit amounts)

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$189	$295
Accounts receivable, trade, net of allowance of $1,192 and $1,253, respectively	87,653	79,452
Due from affiliates, net	2,833	2,322
Total current assets	90,675	82,069
Property, plant and equipment	2,662,837	2,399,934
Accumulated depreciation	(829,399)	(721,788)
Property, plant and equipment, net	1,833,438	1,678,146
Goodwill	127,757	127,757
Intangible and other assets, net	114,657	121,472
Total assets	$2,166,527	$2,009,444

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$6,879	$4,979
Accrued interest	12,113	11,876
Current portion of interest rate swaps	5,994	4,958
Total current liabilities	24,986	21,813
Long-term debt	1,382,371	1,300,295
Deferred income taxes	1,210	1,527
Other long-term liabilities	4,077	2,468
Total liabilities	1,412,644	1,326,103
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 59,789,158 and 55,724,022 units issued, respectively	740,483	668,714
General partner units, 2% interest with 1,209,562 and 1,129,221 equivalent units issued and outstanding, respectively	21,171	19,542
Accumulated other comprehensive loss	(6,020)	(3,438)
Treasury units, 72,674 and 61,665 common units, respectively	(1,751)	(1,477)
Total partners’ capital	753,883	683,341
Total liabilities and partners’ capital	$2,166,527	$2,009,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Revenue — third parties	$167,785	$145,581	$332,033	$266,542
Revenue — affiliates	16	113	63	198
Total revenue	167,801	145,694	332,096	266,740

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	65,942	59,835	131,110	113,038
Depreciation and amortization	39,487	31,708	75,592	59,629
Long-lived asset impairment	1,826	1,991	5,310	4,477
Restructuring charges	—	198	—	577
Selling, general and administrative — affiliates	20,721	19,047	41,890	38,423
Interest expense	19,082	14,756	36,914	24,445
Other (income) expense, net	(1,512)	(134)	(1,703)	737
Total costs and expenses	145,546	127,401	289,113	241,326
Income before income taxes	22,255	18,293	42,983	25,414
Provision for (benefit from) income taxes	(72)	541	571	723
Net income	$22,327	$17,752	$42,412	$24,691

General partner interest in net income	$4,814	$3,088	$9,023	$5,694
Common units interest in net income	$17,513	$14,664	$33,389	$18,997

Weighted average common units outstanding used in income per common unit:
Basic	58,987	55,592	57,342	52,528
Diluted	58,987	55,594	57,342	52,529

Income per common unit:
Basic	$0.30	$0.26	$0.58	$0.36
Diluted	$0.30	$0.26	$0.58	$0.36

Distributions declared and paid per limited partner unit in respective periods	$0.5625	$0.5375	$1.1200	$1.0700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$22,327	$17,752	$42,412	$24,691
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	1,363	(2,089)	(4,191)	(2,979)
Amortization of terminated interest rate swaps	783	930	1,609	1,865
Total other comprehensive income (loss)	2,146	(1,159)	(2,582)	(1,114)
Comprehensive income	$24,473	$16,593	$39,830	$23,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except for unit amounts)

(unaudited)

							Accumulated
	Partners’ Capital						Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, January 1, 2014	$578,493	49,465,528	$16,780	1,003,227	$(1,165)	(50,917)	$(2,353)	$591,755
Issuance of common units for vesting of phantom units		45,369						—
Treasury units purchased					(285)	(9,437)		(285)
Net proceeds from issuance of common units	169,471	6,210,000						169,471
Proceeds from sale of general partner units to Exterran Holdings			3,573	125,994				3,573
Contribution of capital, net	1,149		(197)					952
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(8,643)		(473)					(9,116)
Cash distributions	(56,284)		(5,648)					(61,932)
Unit-based compensation expense	971							971
Interest rate swap loss, net of reclassification to earnings							(2,979)	(2,979)
Amortization of terminated interest rate swaps							1,865	1,865
Net income	18,997		5,694					24,691
Balance, June 30, 2014	$704,154	55,720,897	$19,729	1,129,221	$(1,450)	(60,354)	$(3,467)	$718,966

Balance, January 1, 2015	$668,714	55,724,022	$19,542	1,129,221	$(1,477)	(61,665)	$(3,438)	$683,341
Issuance of common units for vesting of phantom units		52,224						—
Treasury units purchased					(274)	(11,009)		(274)
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	107,710	3,963,138	2,198	80,341				109,908
Net proceeds from issuance of common units	1,268	49,774						1,268
Distribution of capital, net	(649)		(373)					(1,022)
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(8,324)		(457)					(8,781)
Cash distributions	(62,464)		(8,762)					(71,226)
Unit-based compensation expense	839							839
Interest rate swap loss, net of reclassification to earnings							(4,191)	(4,191)
Amortization of terminated interest rate swaps							1,609	1,609
Net income	33,389		9,023					42,412
Balance, June 30, 2015	$740,483	59,789,158	$21,171	1,209,562	$(1,751)	(72,674)	$(6,020)	$753,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$42,412	$24,691
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75,592	59,629
Long-lived asset impairment	5,310	4,477
Amortization of deferred financing costs	1,952	1,439
Amortization of debt discount	576	483
Amortization of terminated interest rate swaps	1,609	1,865
Interest rate swaps	(7)	151
Unit-based compensation expense	839	974
Provision for doubtful accounts	469	435
Gain on sale of property, plant and equipment	(2,062)	(843)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	(8,670)	(12,451)
Other assets and liabilities	2,075	3,335
Net cash provided by operating activities	120,095	84,185

Cash flows from investing activities:
Capital expenditures	(138,918)	(131,921)
Payment for business acquisition	—	(351,121)
Proceeds from sale of property, plant and equipment	11,148	1,670
(Increase) decrease in amounts due from affiliates, net	(511)	4,181
Net cash used in investing activities	(128,281)	(477,191)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	247,000	564,798
Repayments of long-term debt	(165,500)	(281,500)
Distributions to unitholders	(71,226)	(61,932)
Net proceeds from issuance of common units	1,268	169,471
Net proceeds from sale of general partner units	—	3,573
Payments for debt issuance costs	(1,311)	(6,923)
Payments for settlement of interest rate swaps that include financing elements	(1,877)	(1,894)
Purchases of treasury units	(274)	(285)
Capital contribution from limited partners and general partner	—	7,555
Net cash provided by financing activities	8,080	392,863

Net decrease in cash and cash equivalents	(106)	(143)
Cash and cash equivalents at beginning of period	295	182
Cash and cash equivalents at end of period	$189	$39

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$6,328	$4,021
Contract operations equipment acquired/exchanged, net	$101,503	$(10,624)
Intangible assets allocated in contract operations acquisition	$1,055	$—
Non-cash capital contribution due to the contract operations acquisition	$7,608	$—
Common units issued in contract operations acquisition	$100,267	$—
General partner units issued in contract operations acquisition	$2,033	$—

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

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At June 30, 2015 and December 31, 2014, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$690,871	$680,000	$690,295	$611,000
Floating rate debt	691,500	692,000	610,000	611,000
Total debt	$1,382,371	$1,372,000	$1,300,295	$1,222,000

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

The following table reconciles net income used in the calculation of basic and diluted earnings per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$22,327	$17,752	$42,412	$24,691
Less: General partner incentive distribution rights	(4,460)	(2,791)	(8,347)	(5,309)
Less: General partner 2% ownership interest	(354)	(297)	(676)	(385)
Common units interest in net income	17,513	14,664	33,389	18,997
Less: Net income attributable to participating securities	(48)	(49)	(96)	(98)
Net income used in basic and diluted earnings per common unit	$17,465	$14,615	$33,293	$18,899

There were no adjustments to net income attributable to common unitholders for the diluted earnings per common unit calculation for the three and six months ended June 30, 2015 and 2014.

The following table shows the potential common units that were included in computing diluted earnings per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common units outstanding including participating securities	59,072	55,683	57,414	52,603
Less: Weighted average participating securities outstanding	(85)	(91)	(72)	(75)
Weighted average common units outstanding — used in basic earnings per common unit	58,987	55,592	57,342	52,528
Net dilutive potential common units issuable:
Phantom units	—	2	—	1
Weighted average common units and dilutive potential common units — used in diluted earnings per common unit	58,987	55,594	57,342	52,529

2.  Business Acquisitions

April 2015 Contract Operations Acquisition

On April 17, 2015, we acquired from Exterran Holdings contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “April 2015 Contract Operations Acquisition”). The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Exterran Holdings to us. At the acquisition date, the acquired fleet assets had a net book value of $108.8 million, net of accumulated depreciation of $59.9 million. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs. In connection with this acquisition, we issued approximately 4.0 million common units to Exterran Holdings and approximately 80,000 general partner units to our general partner. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we issued for this acquisition were not entitled to receive a cash distribution relating to the quarter ended March 31, 2015.

In connection with this acquisition, we were allocated $1.1 million finite life intangible assets associated with customer relationships of Exterran Holdings’ North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Exterran Holdings’ North America contract operations segment. These intangible assets are being amortized through 2024, based on the present value of income expected to be realized from these intangible assets.

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the April 2015 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded a capital contribution of $7.6 million for the April 2015 Contract Operations Acquisition during the six months ended June 30, 2015.

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the April 2015 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

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

Pro Forma Financial Information

Pro forma financial information for the three and six months ended June 30, 2015 and 2014 has been included to give effect to the additional assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition are presented in the pro forma financial information as though these transactions occurred as of January 1, 2014. The pro forma financial information reflects the following transactions:

As related to the April 2015 Contract Operations Acquisition:

•          our acquisition in April 2015 of certain contract operations customer service agreements, compression equipment and identifiable intangible assets from Exterran Holdings; and

•          our issuance of approximately 4.0 million common units to Exterran Holdings and approximately 80,000 general partner units to our general partner.

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

The following table shows pro forma financial information for the three and six months ended June 30, 2015 and 2014 (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$169,113	$159,840	$341,175	$313,941
Net income	$22,488	$19,188	$43,004	$28,948
Basic earnings per common unit	$0.30	$0.27	$0.56	$0.38
Diluted earnings per common unit	$0.30	$0.27	$0.56	$0.38

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to our common unitholders. The pro forma net income per limited partner unit calculations reflect the incentive distributions made to our general partner and a reduction of net income allocable to our limited partners of $0.2 million for the three months ended June 30, 2014 and $0.3 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively, which reflects the amount of additional incentive distributions that would have occurred if the pro forma limited partner units had been outstanding as of January 1, 2014.

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

Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the six months ended June 30, 2015 and 2014, we purchased $109.7 million and $91.2 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the six months ended June 30, 2015 and 2014 was recorded in our condensed consolidated balance sheets as property, plant and equipment of $100.9 million and $82.1 million, respectively, which represents the carrying value of the Exterran Holdings’ affiliates that sold it to us, and as a distribution of equity of $8.8 million and $9.1 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the six months ended June 30, 2015 and 2014, Exterran Holdings contributed to us $6.0 million and $4.0 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

During the six months ended June 30, 2015, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 243 compressor units, totaling approximately 80,100 horsepower with a net book value of approximately $38.6 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 191 compressor units, totaling approximately 69,800 horsepower with a net book value of approximately $31.6 million, to us. During the six months ended June 30, 2014, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 268 compressor units, totaling approximately 131,200 horsepower with a net book value of approximately $56.0 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 253 compressor units, totaling approximately 92,600 horsepower with a net book value of approximately $45.4 million, to us. During the six months ended June 30, 2015 and 2014, we recorded capital distributions of approximately $7.0 million and $10.6 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers.

Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

During the six months ended June 30, 2015 and 2014, we had revenue of $0.1 million and $0.2 million, respectively, from Exterran Holdings related to the lease of our compression equipment. During the six months ended June 30, 2015 and 2014, we had cost of sales of $1.5 million and $2.8 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

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

Exterran Holdings charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings’ other operations and us. The allocation methodologies vary based on the nature of the charge and have historically included, among other things, revenue and horsepower. Effective January 1, 2015, the approach has been modified to eliminate revenue as a component and to include, among other things, headcount and horsepower. The change in allocation methodologies did not have a material impact on the amount of costs allocated to us during the six months ended June 30, 2015. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable.

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

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.6 million during the six months ended June 30, 2014. During the three months ended June 30, 2014, our cost of sales did not exceed the cap provided in the Omnibus Agreement. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.4 million during the three months ended June 30, 2014 and by $5.0 million during the six months ended June 30, 2014. The excess amounts over the caps are included in the condensed consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our condensed consolidated balance sheets and condensed consolidated statements of cash flows.

4.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Revolving credit facility due May 2018	$541,500	$460,000
Term loan facility due May 2018	150,000	150,000
6% senior notes due April 2021 (presented net of the unamortized discount of $4.2 million and $4.5 million, respectively)	345,828	345,528
6% senior notes due October 2022 (presented net of the unamortized discount of $5.0 million and $5.2 million, respectively)	345,043	344,767
Long-term debt	$1,382,371	$1,300,295

Revolving Credit Facility and Term Loan

In February 2015, we amended our senior secured credit agreement (the “Credit Agreement”), which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. The Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. During the six months ended June 30, 2015, we incurred transaction costs of $1.3 million related to the amendment of our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the term of the facility. As of June 30, 2015, we had undrawn and available capacity of $358.5 million under our revolving credit facility.

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

•          fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•          thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2014 and 2015:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2014 — 3/31/2014	May 15, 2014	$0.5375	$33.1 million
4/1/2014 — 6/30/2014	August 14, 2014	0.5425	33.6 million
7/1/2014 — 9/30/2014	November 14, 2014	0.5525	34.8 million
10/1/2014 — 12/31/2014	February 13, 2015	0.5575	35.3 million
1/1/2015 — 3/31/2015	May 15, 2015	0.5625	35.9 million

(1)                  Includes distributions to our general partner on its incentive distribution rights.

On July 28, 2015, our board of directors approved a cash distribution of $0.5675 per limited partner unit, or approximately $39.1 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from April 1, 2015 through June 30, 2015. The record date for this distribution is August 10, 2015 and payment is expected to occur on August 14, 2015.

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

Phantom Units

The following table presents phantom unit activity during the six months ended June 30, 2015:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2015	91,763	$27.38
Granted	45,236	24.87
Vested	(52,224)	25.67
Phantom units outstanding, June 30, 2015	84,775	27.10

As of June 30, 2015, we expect $1.6 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.0 years.

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

Interest Rate Risk

During the six months ended June 30, 2015, we entered into an interest rate swap with a notional value of $100.0 million. At June 30, 2015, we were a party to interest rate swaps with a total notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of June 30, 2015, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.4 million of interest income during the six months ended June 30, 2015 due to ineffectiveness related to interest rate swaps. There was no ineffectiveness related to interest rate swaps during the six months ended June 30, 2014. We estimate that $4.8 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at June 30, 2015, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	June 30, 2015
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$710
Interest rate hedges	Current portion of interest rate swaps	(5,994)
Interest rate hedges	Other long-term liabilities	(1,433)
Total derivatives		$(6,717)

	December 31, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$712
Interest rate hedges	Current portion of interest rate swaps	(4,958)
Interest rate hedges	Other long-term liabilities	(150)
Total derivatives		$(4,396)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges
Three months ended June 30, 2015	$255	Interest expense	$(1,891)
Three months ended June 30, 2014	(2,174)	Interest expense	(1,015)
Six months ended June 30, 2015	(5,998)	Interest expense	(3,416)
Six months ended June 30, 2014	(3,129)	Interest expense	(2,015)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, with pricing levels as of the date of valuation (in thousands):

	June 30, 2015			December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$710	$—	$—	$712	$—
Interest rate swaps liability	—	(7,427)	—	—	(5,108)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2015 and 2014, with pricing levels as of the date of valuation (in thousands):

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$559	$—	$—	$619

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a weighted average discount rate of 10% and 9% for the six months ended June 30, 2015 and 2014, respectively.

9.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three and six months ended June 30, 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 20 and 50 idle compressor units totaling approximately 6,000 and 17,000 horsepower would be retired from the active fleet during the three and six months ended June 30, 2015, respectively. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $1.4 million and a $4.9 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and six months ended June 30, 2015, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three and six months ended June 30, 2015, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.4 million on these assets.

During the three and six months ended June 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 40 and 65 idle compressor units, respectively, representing approximately 8,000 and 15,000 horsepower, respectively, previously used to provide services. As a result, we performed an impairment review and recorded a $2.0 million and a $4.5 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and six months ended June 30, 2014, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

10.  Restructuring Charges

In January 2014, Exterran Holdings announced a plan to centralize its make-ready operations to improve the cost and efficiency of its shops and further enhance the competitiveness of our and Exterran Holdings’ combined U.S. compressor fleet. As part of this plan, Exterran Holdings examined both recent and anticipated changes in the U.S. market, including the throughput demand of its shops and the addition of new equipment to our and Exterran Holdings’ combined U.S. compressor fleet. To better align its costs and capabilities with the current market, Exterran Holdings closed several of its make-ready shops. The centralization of its make-ready operations was completed in the second quarter of 2014. During the six months ended June 30, 2014, we incurred $0.6 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Exterran Holdings’ make-ready operations, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. These charges are reflected as restructuring charges in our condensed consolidated statements of operations.

11.  Unit Transactions

In May 2015, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (the “Sales Agents”). Pursuant to the ATM Agreement, we may sell from time to time through the Sales Agents common units representing limited partner interests in the Partnership having an aggregate offering price of up to $100.0 million. Under the terms of the ATM Agreement, we may also sell common units from time to time to any Sales Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to a Sales Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Sales Agent. We intend to use the net proceeds of this offering, after deducting the Sales Agents’ commission and our offering expenses, for general partnership purposes, which may include, among other things paying or refinancing a portion of our outstanding debt. During the three months ended June 30, 2015, we sold 49,774 common units for net proceeds of $1.3 million pursuant to the ATM Agreement.

In April 2015, we completed the April 2015 Contract Operations Acquisition from Exterran Holdings. In connection with this acquisition, we issued approximately 4.0 million common units to Exterran Holdings and approximately 80,000 general partner units to our general partner.

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

As of June 30, 2015, Exterran Holdings owned 23,582,056 common units and 1,209,562 general partner units, collectively representing a 41% interest in us.

12.  Recent Accounting Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an update to the authoritative guidance that addresses the historical earnings per unit presentation for master limited partnerships that apply the two-class method of calculating earnings per unit when a drop-down transaction occurs between entities under common control. The update specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The update will be effective for reporting periods beginning after December 15, 2015 and is required to be applied retrospectively. Early adoption is permitted. As discussed in Note 2, due to the impracticability of significant assumptions required to retroactively adjust historical financial statements upon the consummation of a dropdown, our financial statements have presented the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisition of assets from Exterran Holdings beginning on the date of such acquisition. We do not believe the adoption of this update will have a material impact on our financial statements.

In April 2015, the FASB issued an update to the authoritative guidance on the presentation of debt issuance costs. The update requires an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The update will be effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We believe the adoption of this update will not have an impact on our financial position or results of operations, but will have an impact on future presentation and disclosures of our financial statements.

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

In May 2014, the FASB issued an update to the authoritative guidance related to revenue recognition. The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update will be effective for reporting periods beginning after December 15, 2017. Early adoption is permitted for reporting periods beginning after December 15, 2016. We are currently evaluating the potential impact of the update on our financial statements.

13.  Commitments and Contingencies

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts. As of June 30, 2015, only five of these cases have advanced to the point of trial or submission of summary judgment motions on the merits.

During 2013 and 2014, we were party to three Heavy Equipment Statutes cases tried and completed in Texas state district courts. In each case the court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case the court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, which is favorable to the county appraisal districts. We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and have appealed the courts’ decisions in all three cases. Two of the appeals were argued before the Eighth Court of Appeals in El Paso, Texas on October 9, 2014, and one of the appeals was argued before the Fourteenth Court of Appeals in Houston, Texas on February 12, 2015. As of June 30, 2015, no appeals court has issued a decision.

In the fourth Texas district court case, EES Leasing LLC and EXLP Leasing LLC v. Harris County Appraisal District, both parties have filed motions for summary judgment, which are currently pending before the district court. In the fifth Texas district court case, the court denied both parties’ respective motions for summary judgment concerning taxes assessed by Irion County for the 2012 tax year and consolidated the 2012 tax year case with the 2013 tax year case. A new trial is expected to be set in the consolidated case, EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, for January 2016.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $6.4 million during the six months ended June 30, 2015. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $27.1 million as of June 30, 2015, of which approximately $8.3 million has been agreed to by a number of appraisal review boards and county appraisal districts and $18.8 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows, including our cash available for distribution.

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

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of each of June 30, 2015 and December 31, 2014, we had accrued $0.1 million for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

April 2015 Contract Operations Acquisition

On April 17, 2015, we acquired from Exterran Holdings contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (by then available horsepower) of the combined U.S. contract operations business of Exterran Holdings and us (the “April 2015 Contract Operations Acquisition”). The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Exterran Holdings to us. At the acquisition date, the acquired fleet assets had a net book value of $108.8 million, net of accumulated depreciation of $59.9 million. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs. In connection with this acquisition, we issued approximately 4.0 million common units to Exterran Holdings and approximately 80,000 general partner units to our general partner. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we issued for this acquisition were not entitled to receive a cash distribution relating to the quarter ended March 31, 2015.

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

Proposed Exterran Holdings Spin-off Transaction

On November 17, 2014, Exterran Holdings announced that it will pursue a plan to separate (the “Spin-off”) its international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Exterran Corporation,” previously named Exterran SpinCo, Inc. prior to May 18, 2015). To effect the Spin-off, Exterran Holdings intends to distribute on the distribution date, on a pro rata basis, all of the shares of Exterran Corporation common stock to its stockholders as of the record date. The Spin-off is subject to, among other things, market conditions, the execution of a separation and distribution agreement and related ancillary agreements and certain other conditions and approvals. Upon completion of the Spin-off, Exterran Holdings and Exterran Corporation will be independent, publicly traded companies with separate public ownership, boards of directors and management, and Exterran Holdings will continue to own and operate the U.S. contract operations and U.S. aftermarket services businesses that Exterran Holdings currently owns. Upon the completion of the Spin-off, Exterran Holdings will be renamed Archrock, Inc. and will trade on the New York Stock exchange under the symbol “AROC.” In addition, Exterran Holdings will continue to hold its equity interests in us, including our general partner interest and certain limited partner interests, and all of the incentive distribution rights. Upon the completion of the Spin-off, we will be renamed Archrock Partners, L.P. and will trade on the Nasdaq Global Select Market under the symbol “APLP.” Although Exterran Holdings currently intends to complete the Spin-off when market conditions allow, there are no assurances as to when the Spin-off will be completed, if at all, or if the Spin-off will be completed as currently contemplated.

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

Natural gas consumption in the U.S. for the twelve months ended April 30, 2015 increased by approximately 1% compared to the twelve months ended April 30, 2014. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 4.2% in 2015 compared to 2014 and increase by an average of 0.7% per year thereafter until 2040.

Natural gas marketed production in the U.S. for the twelve months ended April 30, 2015 increased by approximately 8% compared to the twelve months ended April 30, 2014. The EIA forecasts that total U.S. natural gas marketed production will increase by 5.7% in 2015 compared to 2014, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040.

Oil and natural gas prices have declined significantly since the third quarter of 2014, and, as a result, research analysts have forecasted declines in U.S. capital spending for drilling activity in 2015, and U.S. producers have announced reduced capital budgets for this year.

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

During 2014, we saw steady activity in certain shale plays and areas focused on the production of oil and natural gas liquids. This activity has increased the overall amount of compression horsepower in the industry; however, these increases continued to be partially offset by horsepower declines in more mature and predominantly dry gas markets, where we provide a significant amount of contract operations services. Historically, oil and natural gas prices in the U.S. have been volatile. Global oil prices have fallen significantly since the third quarter of 2014. West Texas Intermediate crude oil spot prices as of June 30, 2015 were approximately 44% lower than prices at June 30, 2014, which is expected to lead to reduced drilling of oil wells in 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and a significant amount of contract operations services related to the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity. In addition, the Henry Hub spot price for natural gas was $2.80 per MMBtu at June 30, 2015, which was approximately 11% and 36% lower than prices at December 31, 2014 and June 30, 2014, respectively, and the U.S. natural gas liquid composite price was approximately $5.58 per MMBtu for the month of April 2015, which was approximately 1% and 45% lower than prices for the months of December 2014 and June 2014, respectively, which is expected to lead to reduced drilling of gas wells in 2015. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels, and as a result the demand or pricing for our contract operations services could be adversely affected. As a result of the low oil and natural gas price environment in the U.S., during the six months ended June 30, 2015, our operating horsepower, excluding horsepower acquired in the April 2015 Contract Operations Acquisition, decreased by 2%. A 1% decrease in average operating horsepower of our contract operations fleet during the six months ended June 30, 2015 would have resulted in a decrease of approximately $3.3 million and $2.0 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and may, but is not obligated, to offer us the opportunity to purchase additional portions of its U.S. contract operations business over time. Likewise, we are not required to purchase any additional portions of such business. The consummation of any future purchase of additional portions of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of any such transaction would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Any future acquisition of assets from Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer service agreements and equipment from Exterran Holdings to us.

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Available Horsepower (at period end)(1)	3,352	2,966	3,352	2,966
Total Operating Horsepower (at period end)(1)	3,130	2,790	3,130	2,790
Average Operating Horsepower	3,128	2,708	3,081	2,488
Horsepower Utilization:
Spot (at period end)	93%	94%	93%	94%
Average	94%	94%	95%	93%

(1)                  Includes compressor units comprising approximately 1,000 and 73,000 horsepower leased from Exterran Holdings as of June 30, 2015 and 2014, respectively. Excludes compressor units comprising approximately 1,000 horsepower leased to Exterran Holdings as of June 30, 2014 (see Note 3 to the Financial Statements).

Summary of Results

Net income.  We generated net income of $22.3 million and $17.8 million during the three months ended June 30, 2015 and 2014, respectively, and $42.4 million and $24.7 million during the six months ended June 30, 2015 and 2014, respectively. The increase in net income during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to the inclusion of the results from the assets acquired in the April 2015 Contract Operations Acquisition and the August 2014 MidCon Acquisition as well as organic growth in operating horsepower, which resulted in higher current year gross margin and depreciation and amortization expense and contributed to the increase in selling, general and administrative (“SG&A”) expense. The increase in net income during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to the inclusion of the results from the assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower, which resulted in higher current year gross margin and depreciation and amortization expense and contributed to the increase in SG&A expense. In addition, interest expense increased by $4.3 million and $12.5 million during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $83.2 million and $68.6 million during the three months ended June 30, 2015 and 2014, respectively, and $161.9 million and $124.6 million during the six months ended June 30, 2015 and 2014, respectively. The increase in EBITDA, as further adjusted, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to the impact of the assets acquired in the April 2015 Contract Operations Acquisition and the August 2014 MidCon Acquisition as well as organic growth in operating horsepower. The increase in EBITDA, as further adjusted, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to the impact of the assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower. These activities were partially offset by a decrease of $1.4 million and $7.6 million in benefits received by us during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, respectively, from the caps on operating and SG&A costs provided by Exterran Holdings that terminated on December 31, 2014. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Distributable cash flow.  Our distributable cash flow was $48.3 million and $42.4 million during the three months ended June 30, 2015 and 2014, respectively, and $99.3 million and $78.5 million during the six months ended June 30, 2015 and 2014, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) was 1.24x and 1.26x during the three months ended June 30, 2015 and 2014, respectively, and 1.32x and 1.18x during the six months ended June 30, 2015 and 2014, respectively. The increase in distributable cash flow during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 was primarily due to the increases in gross margin discussed above, partially offset by an increase in cash interest expense and the decrease in benefits received from the caps on operating and SG&A costs provided by Exterran Holdings discussed above. Additionally, distributable cash flow coverage was impacted by an increase in distributions declared to all unitholders, including incentive distribution rights, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 of $5.4 million and $8.2 million, respectively. Distributions declared for the three months ended June 30, 2015 included distributions on approximately 4.0 million common units and 80,000 general partner units that were issued in April 2015. For a reconciliation of distributable cash flow to net income (loss) and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Financial Results of Operations

The Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended June 30,
	2015	2014
Revenue	$167,801	$145,694
Gross margin(1)	101,859	85,859
Gross margin percentage(2)	61%	59%
Expenses:
Depreciation and amortization	$39,487	$31,708
Long-lived asset impairment	1,826	1,991
Restructuring charges	—	198
Selling, general and administrative — affiliates	20,721	19,047
Interest expense	19,082	14,756
Other (income) expense, net	(1,512)	(134)
Provision for (benefit from) income taxes	(72)	541
Net income	$22,327	$17,752

(1)               Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

(2)               Defined as gross margin divided by revenue.

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the April 2015 Contract Operations Acquisition and the August 2014 MidCon Acquisition as well as from organic growth in operating horsepower. Average operating horsepower increased by 16% from approximately 2,708,000 during the three months ended June 30, 2014 to approximately 3,128,000 during the three months ended June 30, 2015.

Gross Margin.  The increases in gross margin and gross margin percentage during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 were primarily due to the increase in revenue discussed above and a decrease in lube oil prices in the current year period.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the April 2015 Contract Operations Acquisition and the August 2014 MidCon Acquisition, and additional amortization expense attributable to intangible assets acquired in the August 2014 MidCon Acquisition.

Long-Lived Asset Impairment.  During the three months ended June 30, 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 20 idle compressor units totaling approximately 6,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $1.4 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended June 30, 2015, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.4 million on these assets.

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

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the April 2015 Contract Operations Acquisition and the August 2014 MidCon Acquisition. SG&A expenses represented 12% and 13% of revenue during the three months ended June 30, 2015 and 2014, respectively.

Interest Expense.  The increase in interest expense during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to a higher average balance of long-term debt.

Other (Income) Expense, Net.  Other (income) expense, net, during the three months ended June 30, 2015 included $1.8 million of gain on sale of property, plant and equipment and $0.3 million of transaction costs associated with the April 2015 Contract Operations Acquisition.

Provision for (Benefit from) Income Taxes.  The decrease in our provision for income taxes during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to a reduction in the Texas margin tax rate from 1.0% to 0.75% in 2015.

The Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Revenue	$332,096	$266,740
Gross margin(1)	200,986	153,702
Gross margin percentage(2)	61%	58%
Expenses:
Depreciation and amortization	$75,592	$59,629
Long-lived asset impairment	5,310	4,477
Restructuring charges	—	577
Selling, general and administrative — affiliates	41,890	38,423
Interest expense	36,914	24,445
Other (income) expense, net	(1,703)	737
Provision for income taxes	571	723
Net income	$42,412	$24,691

(1)               Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

(2)               Defined as gross margin divided by revenue.

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as from organic growth in operating horsepower. Average operating horsepower increased by 24% from approximately 2,488,000 during the six months ended June 30, 2014 to approximately 3,081,000 during the six months ended June 30, 2015.

Gross Margin.  The increases in gross margin and gross margin percentage during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 were primarily due to the increase in revenue discussed above and a decrease in lube oil prices in the current year period.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, and additional amortization expense attributable to intangible assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

Long-Lived Asset Impairment.  During the six months ended June 30, 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 50 idle compressor units totaling approximately 17,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $4.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the six months ended June 30, 2015, we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.4 million on these assets.

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

Restructuring Charges.  In January 2014, Exterran Holdings announced a plan to centralize its make-ready operations to improve the cost and efficiency of its shops and further enhance the competitiveness of our and Exterran Holdings’ combined U.S. compressor fleet. As part of this plan, Exterran Holdings examined both recent and anticipated changes in the U.S. market, including the throughput demand of its shops and the addition of new equipment to our and Exterran Holdings’ combined U.S. compressor fleet. To better align its costs and capabilities with the current market, Exterran Holdings closed several of its make-ready shops. The centralization of its make-ready operations was completed in the second quarter of 2014. During the six months ended June 30, 2014, we incurred $0.6 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Exterran Holdings’ make-ready operations, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. See Note 10 to the Financial Statements for further discussion of these charges.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. SG&A expenses represented 13% and 14% of revenue during the six months ended June 30, 2015 and 2014, respectively.

Interest Expense.  The increase in interest expense during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a higher average balance of long-term debt and an increase in the average effective interest rate on our debt caused by the issuance of the 2014 Notes in April 2014.

Other (Income) Expense, Net.  Other (income) expense, net, during the six months ended June 30, 2015 included $2.1 million of gain on sale of property, plant and equipment and $0.3 million of transaction costs associated with the April 2015 Contract Operations Acquisition. Other (income) expense, net, during the six months ended June 30, 2014 included $1.5 million of transaction costs associated with the April 2014 MidCon Acquisition and $0.8 million of gain on the sale of property, plant and equipment.

Provision for Income Taxes.  The decrease in our provision for income taxes during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a reduction in the Texas margin tax rate from 1.0% to 0.75% in the second quarter of 2015, partially offset by an increase in income subject to state-level taxation during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the six months ended June 30, 2015 and 2014, and our cash and working capital as of the end of the periods presented (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$120,095	$84,185
Investing activities	(128,281)	(477,191)
Financing activities	8,080	392,863
Net change in cash and cash equivalents	$(106)	$(143)

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$189	$295
Working capital	65,689	60,256

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, which contributed to the increase in gross margin and SG&A expense during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was partially offset by higher interest payments during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily as a result of the issuance of the 2014 Notes in April 2014.

Investing Activities.  The decrease in net cash used in investing activities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily attributable to $351.1 million paid for the April 2014 MidCon Acquisition during the six months ended June 30, 2014 and a $9.5 million increase in proceeds from sale of property, plant and equipment. These activities were partially offset by a $7.0 million increase in capital expenditures and an increase of $0.5 million in amounts due from affiliates during the six months ended June 30, 2015 compared to a $4.2 million decrease in amounts due from affiliates during the six months ended June 30, 2014. Capital expenditures during the six months ended June 30, 2015 were $138.9 million, consisting of $113.5 million for fleet growth capital and $25.4 million for compressor maintenance activities.

Financing Activities.  The decrease in net cash provided by financing activities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to a decrease of $201.8 million in net borrowings of long-term debt, a $168.2 million decrease in net proceeds received from public offerings of common units, a $9.3 million increase in distributions to unitholders and a decrease of $7.6 million in benefits received by us from the caps on operating and SG&A costs provided by Exterran Holdings that terminated on December 31, 2014.

Working Capital.  The increase in working capital at June 30, 2015 compared to December 31, 2014 was primarily due to an increase of $8.2 million in accounts receivable, partially offset by an increase of $1.9 million in accrued liabilities. The increase in accounts receivable was primarily the result of customer contracts acquired in the April 2015 Contract Operations Acquisition.

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $205 million to $230 million in capital expenditures during 2015, including (1) approximately $155 million to $175 million on growth capital expenditures and (2) approximately $50 million to $55 million on equipment maintenance capital expenditures. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Exterran Holdings. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

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

Long-Term Debt.  In November 2010, we amended and restated our senior secured credit agreement (the “Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. In February 2015, we amended our Credit Agreement, which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. As of June 30, 2015, we had undrawn and available capacity of $358.5 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2015, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.75%. The weighted average annual interest rate on the outstanding balance under these facilities at June 30, 2015 and June 30, 2014, excluding the effect of interest rate swaps, was 3.0% and 2.4%, respectively. During the six months ended June 30, 2015 and 2014, the average daily debt balance under these facilities was $644.9 million and $371.6 million, respectively.

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

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the April 2015 Contract Operations Acquisition closed during the second quarter of 2015, our Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended June 30, 2015 and will continue at that level through December 31, 2015, reverting to 5.25 to 1.0 for the quarter ending March 31, 2016 and subsequent quarters. As of June 30, 2015, we maintained a 5.0 to 1.0 EBITDA to Total Interest Expense ratio, a 4.2 to 1.0 Total Debt to EBITDA ratio and a 2.1 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of June 30, 2015, we were in compliance with all financial covenants under the Credit Agreement.

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

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At June 30, 2015, we were a party to interest rate swaps with a notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of June 30, 2015, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. See Part I, Item 3 (“Quantitative and Qualitative Disclosures About Market Risk”) of this report for further discussion of our interest rate swap agreements.

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

Sales of Partnership Units.  In May 2015, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (the “Sales Agents”). Pursuant to the ATM Agreement, we may sell from time to time through the Sales Agents common units representing limited partner interests in the Partnership having an aggregate offering price of up to $100.0 million. Under the terms of the ATM Agreement, we may also sell common units from time to time to any Sales Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to a Sales Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Sales Agent. We intend to use the net proceeds of this offering, after deducting the Sales Agents’ commission and our offering expenses, for general partnership purposes, which may include, among other things paying or refinancing a portion of our outstanding debt. During the three months ended June 30, 2015, we sold 49,774 common units for net proceeds of $1.3 million pursuant to the ATM Agreement.

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

On July 28, 2015, our board of directors approved a cash distribution of $0.5675 per limited partner unit, or approximately $39.1 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from April 1, 2015 through June 30, 2015. The record date for this distribution is August 10, 2015 and payment is expected to occur on August 14, 2015.

The caps on our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses provided in the Omnibus Agreement terminated on December 31, 2014. Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.6 million during the six months ended June 30, 2014. During the three months ended June 30, 2014, our cost of sales did not exceed the cap provided in the Omnibus Agreement. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $1.4 million during the three months ended June 30, 2014 and by $5.0 million during the six months ended June 30, 2014. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see “— Non-GAAP Financial Measures” for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $1.4 million lower during the three months ended June 30, 2014 and $7.6 million lower during the six months ended June 30, 2014 without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.22x during the three months ended June 30, 2014 and 1.06x during the six months ended June 30, 2014, rather than the actual distributable cash flow coverage (which included the benefit of cost caps) of 1.26x during the three months ended June 30, 2014 and 1.18x during the six months ended June 30, 2014.

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

The following table reconciles our net income to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$22,327	$17,752	$42,412	$24,691
Depreciation and amortization	39,487	31,708	75,592	59,629
Long-lived asset impairment	1,826	1,991	5,310	4,477
Restructuring charges	—	198	—	577
Selling, general and administrative — affiliates	20,721	19,047	41,890	38,423
Interest expense	19,082	14,756	36,914	24,445
Other (income) expense, net	(1,512)	(134)	(1,703)	737
Provision for (benefit from) income taxes	(72)	541	571	723
Gross margin	$101,859	$85,859	$200,986	$153,702

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

The following table reconciles our net income to EBITDA, as further adjusted (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$22,327	$17,752	$42,412	$24,691
Provision for (benefit from) income taxes	(72)	541	571	723
Depreciation and amortization	39,487	31,708	75,592	59,629
Long-lived asset impairment	1,826	1,991	5,310	4,477
Restructuring charges	—	198	—	577
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	—	1,399	—	7,555
Non-cash selling, general and administrative costs — affiliates	247	218	839	974
Interest expense	19,082	14,756	36,914	24,445
Expensed acquisition costs	302	—	302	1,544
EBITDA, as further adjusted	$83,199	$68,563	$161,940	$124,615

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

The following table reconciles our net income to distributable cash flow (in thousands, except ratios):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Net income	$22,327		$17,752		$42,412		$24,691
Depreciation and amortization	39,487		31,708		75,592		59,629
Long-lived asset impairment	1,826		1,991		5,310		4,477
Restructuring charges	—		198		—		577
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	—		1,399		—		7,555
Non-cash selling, general and administrative costs — affiliates	247		218		839		974
Interest expense	19,082		14,756		36,914		24,445
Expensed acquisition costs	302		—		302		1,544
Less: Gain on sale of property, plant and equipment	(1,782)		(170)		(2,062)		(843)
Less: Cash interest expense	(17,893)		(13,563)		(34,661)		(22,401)
Less: Maintenance capital expenditures	(15,294)		(11,896)		(25,373)		(22,112)
Distributable cash flow	$48,302		$42,393		$99,273		$78,536

Distributions declared to all unitholders for the period, including incentive distribution rights	$39,084		$33,649		$74,987		$66,742
Distributable cash flow coverage(1)	1.24	x	1.26	x	1.32	x	1.18	x
Distributable cash flow coverage (without the benefit of the cost caps)(2)	1.24	x	1.22	x	1.32	x	1.06	x

(1)         Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

(2)         Defined as distributable cash flow excluding the benefit of the cost caps divided by distributions declared to all unitholders for the period, including incentive distribution rights. The benefit received by us from the caps on operating and SG&A costs provided by Exterran Holdings was $1.4 million during the three months ended June 30, 2014 and $7.6 million during the six months ended June 30, 2014. The caps on operating and SG&A costs provided by Exterran Holdings terminated on December 31, 2014.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash provided by operating activities	$42,027	$38,782	$120,095	$84,185
Provision for doubtful accounts	(79)	(59)	(469)	(435)
Restructuring charges	—	198	—	577
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	—	1,399	—	7,555
Expensed acquisition costs	302	—	302	1,544
Payments for settlement of interest rate swaps that include financing elements	(935)	(981)	(1,877)	(1,894)
Maintenance capital expenditures	(15,294)	(11,896)	(25,373)	(22,112)
Changes in assets and liabilities	22,281	14,950	6,595	9,116
Distributable cash flow	$48,302	$42,393	$99,273	$78,536

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

As of June 30, 2015, after taking into consideration interest rate swaps, we had $191.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2015 would result in an annual increase in our interest expense of approximately $1.9 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of June 30, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $6.4 million during the six months ended June 30, 2015. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $27.1 million as of June 30, 2015. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 92 petitions for review in the appropriate district courts with respect to the 2013 tax year, and 121 petitions for review in the appropriate district courts with respect to the 2014 tax year. Since we filed the petitions, many of the cases pending in the same county have been consolidated. Only five cases have advanced to the point of trial or submission of summary judgment motions on the merits, and only three cases have been decided, with two of the decisions having been rendered by the same presiding judge.

On October 17, 2013, the 143rd Judicial District Court of Loving County, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District that our wholly-owned subsidiary, EXLP Leasing LLC (“EXLP Leasing”), and EES Leasing LLC (“EES Leasing”), a subsidiary of Exterran Holdings, are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the district court further held that the Heavy Equipment Statutes were unconstitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. EES Leasing and EXLP Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas. The case has been fully briefed and was argued before the Eighth Court of Appeals on October 9, 2014. No decision has been issued.

On October 28, 2013, the 143rd Judicial District Court of Ward County, Texas ruled in EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held that the Heavy Equipment Statutes were unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing have appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas, and the Ward County Appraisal District has cross-appealed the district court’s rulings that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment. The case has been fully briefed and was argued before the Eighth Court of Appeals on October 9, 2014. No decision has been issued.

On March 18, 2014, the 10th Judicial District Court of Galveston, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held the Heavy Equipment Statutes unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing have appealed the district court’s constitutionality holding to the Fourteenth Court of Appeals in Houston, Texas. The case has been fully briefed and was argued before the Fourteenth Court of Appeals on February 12, 2015. No decision has been issued.

In EES Leasing v. Irion County Appraisal District, EES Leasing and the appraisal district each filed motions for summary judgment in the 51st Judicial District Court of Irion County, Texas concerning the applicability and constitutionality of the Heavy Equipment Statutes. On May 20, 2014, the district court entered an order denying both motions for summary judgment, holding that a fact issue existed as to the applicability of the Heavy Equipment Statutes to the one compressor at issue. The presiding judge for the 51st District Court has since consolidated the 2012 tax year case with the 2013 tax year case. The combined case, EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, is expected to be set for trial in January 2016.

EES Leasing and EXLP Leasing also filed a motion for summary judgment in EES Leasing LLC & EXLP Leasing LLC v. Harris County Appraisal District, pending in the 189th Judicial District Court of Harris County, Texas. The court heard arguments on the motion on December 6, 2013 but has yet to rule. No trial date has been set.

On June 3, 2015, the Fourth Court of Appeals issued a decision reversing the 406th District Court’s dismissal of EES Leasing’s and EXLP Leasing’s tax appeals for want of jurisdiction. In EXLP Leasing LLC et. al v. Webb County Appraisal District, United Independent School District (“United ISD”) intervened as a party in interest and sought to dismiss the lawsuit arguing that the district court was without jurisdiction to hear the appeal. Under Section 42.08(b) of the Texas Tax Code, a property owner must pay before the delinquency date the lesser of (1) the amount of taxes due on the portion of the taxable value of the property that is not in dispute or (2) the amount of taxes due on the property under the order from which the appeal is taken. EXLP Leasing and EES Leasing paid zero taxes to Webb County because the entire amount of tax assessed by Webb County was in dispute. Instead, as required by the Heavy Equipment Statutes and Texas Comptroller forms, EXLP Leasing and EES Leasing paid taxes on the compressors at issue to Victoria County, where they maintain their inventory and place of business. The Webb County Appraisal District and United ISD contested EXLP Leasing’s and EES Leasing’s position that the Heavy Equipment Statutes contain situs provisions requiring that taxes be paid where the dealer has a business location and keeps its inventory, instead arguing that taxes are payable to the county where each compressor is located as of January 1 of the tax year at issue. The court granted United ISD’s motion to dismiss on April 1, 2014 and declined EXLP Leasing’s and EES Leasing’s motion to reconsider. The Fourth Court of Appeals reversed, holding that, based on the plain meaning of Section 42.08(b)(1), and because the entire amount was in dispute, EES Leasing and EXLP Leasing were not required to prepay taxes to invoke the trial court’s jurisdiction. The Fourth Court of Appeals denied United ISD’s request for a rehearing. Webb County Appraisal District and United ISD have until September 2, 2015 to file a petition for review with the Texas Supreme Court.

United ISD has four delinquency lawsuits pending against EXLP Leasing and EES Leasing in the 49th District Court of Webb County, Texas. The cases have been continued, pending United ISD’s decision on whether to petition the Texas Supreme Court for review of the Fourth Court of Appeals’ reversal of the 406th District Court’s dismissal of EES Leasing’s and EXLP Leasing’s tax appeals.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration’s budget proposal for 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless at least 90% of our gross income is ‘‘qualifying income’’ under Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended (the ‘‘Qualifying Income Exception’’). We have requested and obtained favorable private letter rulings from the IRS with respect to the characterization of certain of our income as qualifying income. However, on May 5, 2015, the U.S. Treasury Department and the IRS issued proposed regulations (the ‘‘Proposed Regulations’’) interpreting the scope of qualifying income. The Proposed Regulations provide industry-specific guidance regarding which activities will generate qualifying income for purposes of the Qualifying Income Exception. The Proposed Regulations, once issued in final form, may change interpretations of the current law relating to the characterization of income as qualifying income. Any such change could result in some or all of our income being treated as non-qualifying income.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be finalized or enacted. Any such changes could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity if our gross income is not properly classified as qualifying income. If we were treated as a corporation for U.S. federal income tax purposes, our cash available for distribution would be substantially reduced. Further, distributions to unitholders would generally be taxed as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, which would cause a substantial reduction in the value of our common units.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table summarizes our repurchases of equity securities during the three months ended June 30, 2015:

Period	Total Number of Units Repurchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units yet to be Purchased Under the Publicly Announced Plans or Programs
April 1, 2015 - April 30, 2015	633	$25.18	N/A	N/A
May 1, 2015 - May 31, 2015	—	—	N/A	N/A
June 1, 2015 - June 30, 2015	—	—	N/A	N/A
Total	633	$25.18	N/A	N/A

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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

10.1

Sixth Amendment to Third Amended and Restated Omnibus Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2015

31.1 *

Certification of the Principal Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *

Certification of the Principal Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **

Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **

Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*                               Filed herewith.

**                        Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2015	EXTERRAN PARTNERS, L.P.

	By:	EXTERRAN GENERAL PARTNER, L.P.
its General Partner

	By:	EXTERRAN GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
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
4.1

Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2

Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

10.1

Sixth Amendment to Third Amended and Restated Omnibus Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 5, 2015

31.1 *

Certification of the Principal Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *

Certification of the Principal Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **

Certification of the Chief Executive Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **

Certification of the Chief Financial Officer of Exterran GP LLC (as general partner of the general partner of Exterran Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*                               Filed herewith.

**                        Furnished, not filed.