Form 10-Q
period 2015-09-30
Archrock Partners, L.P.
filed 2015-11-05
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission File No. 001-33078

ARCHROCK PARTNERS, L.P.*
(Exact name of registrant as specified in its charter)

Delaware	22-3935108
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16666 Northchase Drive
Houston, Texas	77060
(Address of principal executive offices)	(Zip Code)
(281) 836-8000
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

As of October 29, 2015, there were 59,716,484 common units outstanding.
* The registrant was formerly named Exterran Partners, L.P. Effective as of November 3, 2015, the registrant changed its name to Archrock Partners, L.P.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$371	$295
Accounts receivable, trade, net of allowance of $1,890 and $1,253, respectively	82,825	79,452
Due from affiliates, net	—	2,322
Total current assets	83,196	82,069
Property, plant and equipment	2,691,292	2,399,934
Accumulated depreciation	(849,604)	(721,788)
Property, plant and equipment, net	1,841,688	1,678,146
Goodwill	127,757	127,757
Intangible and other assets, net	109,316	121,472
Total assets	$2,161,957	$2,009,444

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$8,584	$4,979
Accrued interest	22,524	11,876
Due to affiliates, net	450	—
Current portion of interest rate swaps	5,976	4,958
Total current liabilities	37,534	21,813
Long-term debt	1,395,166	1,300,295
Deferred income taxes	1,255	1,527
Other long-term liabilities	7,678	2,468
Total liabilities	1,441,633	1,326,103
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 59,789,158 and 55,724,022 units issued, respectively	711,579	668,714
General partner units, 2% interest with 1,209,562 and 1,129,221 equivalent units issued and outstanding, respectively	20,720	19,542
Accumulated other comprehensive loss	(10,224)	(3,438)
Treasury units, 72,674 and 61,665 common units, respectively	(1,751)	(1,477)
Total partners’ capital	720,324	683,341
Total liabilities and partners’ capital	$2,161,957	$2,009,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Revenue — third parties	$163,255	$153,103	$495,288	$419,645
Revenue — affiliates	38	60	101	258
Total revenue	163,293	153,163	495,389	419,903

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	63,877	61,852	194,987	174,890
Depreciation and amortization	40,262	33,598	115,854	93,227
Long-lived asset impairment	7,163	3,558	12,473	8,035
Restructuring charges	—	125	—	702
Selling, general and administrative — affiliates	20,729	20,734	62,619	59,157
Interest expense	19,048	16,141	55,962	40,586
Other (income) expense, net	585	(649)	(1,118)	88
Total costs and expenses	151,664	135,359	440,777	376,685
Income before income taxes	11,629	17,804	54,612	43,218
Provision for (benefit from) income taxes	131	(299)	702	424
Net income	$11,498	$18,103	$53,910	$42,794

General partner interest in net income	$4,887	$3,631	$13,910	$9,325
Common units interest in net income	$6,611	$14,472	$40,000	$33,469

Weighted average common units outstanding used in income per common unit:
Basic	59,716	55,661	58,141	53,583
Diluted	59,716	55,663	58,141	53,585

Income per common unit:
Basic	$0.11	$0.26	$0.69	$0.62
Diluted	$0.11	$0.26	$0.69	$0.62

Distributions declared and paid per limited partner unit in respective periods	$0.5675	$0.5425	$1.6875	$1.6125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$11,498	$18,103	$53,910	$42,794
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	(4,930)	1,143	(9,121)	(1,836)
Amortization of terminated interest rate swaps	726	916	2,335	2,781
Total other comprehensive income (loss)	(4,204)	2,059	(6,786)	945
Comprehensive income	$7,294	$20,162	$47,124	$43,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)
(unaudited)

							Accumulated
	Partners’ Capital						Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, January 1, 2014	$578,493	49,465,528	$16,780	1,003,227	$(1,165)	(50,917)	$(2,353)	$591,755
Issuance of common units for vesting of phantom units		45,369						—
Treasury units purchased					(285)	(9,437)		(285)
Net proceeds from issuance of common units	169,471	6,210,000						169,471
Proceeds from sale of general partner units to Exterran Holdings			3,573	125,994				3,573
Contribution (distribution) of capital, net	3,473		(96)					3,377
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(13,581)		(757)					(14,338)
Cash distributions	(86,529)		(9,052)					(95,581)
Unit-based compensation expense	1,317							1,317
Interest rate swap loss, net of reclassification to earnings							(1,836)	(1,836)
Amortization of terminated interest rate swaps							2,781	2,781
Net income	33,469		9,325					42,794
Balance, September 30, 2014	$686,113	55,720,897	$19,773	1,129,221	$(1,450)	(60,354)	$(1,408)	$703,028

Balance, January 1, 2015	$668,714	55,724,022	$19,542	1,129,221	$(1,477)	(61,665)	$(3,438)	$683,341
Issuance of common units for vesting of phantom units		52,224						—
Treasury units purchased					(274)	(11,009)		(274)
Acquisition of a portion of Exterran Holdings’ U.S. contract operations business	107,710	3,963,138	2,198	80,341				109,908
Net proceeds from issuance of common units	1,164	49,774						1,164
Contribution (distribution) of capital, net	564		(422)					142
Excess of purchase price of equipment over Exterran Holdings’ cost of equipment	(11,108)		(600)					(11,708)
Cash distributions	(96,402)		(13,908)					(110,310)
Unit-based compensation expense	937							937
Interest rate swap loss, net of reclassification to earnings							(9,121)	(9,121)
Amortization of terminated interest rate swaps							2,335	2,335
Net income	40,000		13,910					53,910
Balance, September 30, 2015	$711,579	59,789,158	$20,720	1,209,562	$(1,751)	(72,674)	$(10,224)	$720,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$53,910	$42,794
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	115,854	93,227
Long-lived asset impairment	12,473	8,035
Amortization of deferred financing costs	2,861	2,268
Amortization of debt discount	871	760
Amortization of terminated interest rate swaps	2,335	2,781
Interest rate swaps	269	258
Unit-based compensation expense	937	1,322
Provision for doubtful accounts	1,190	580
Gain on sale of property, plant and equipment	(1,496)	(2,257)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	(4,563)	(27,735)
Other assets and liabilities	13,641	15,132
Net cash provided by operating activities	198,282	137,165

Cash flows from investing activities:
Capital expenditures	(193,314)	(209,386)
Payment for business acquisitions	—	(483,012)
Proceeds from sale of property, plant and equipment	11,882	5,891
Decrease in amounts due from affiliates, net	2,322	10,486
Net cash used in investing activities	(179,110)	(676,021)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	332,500	793,798
Repayments of long-term debt	(238,500)	(332,500)
Distributions to unitholders	(110,310)	(95,581)
Net proceeds from issuance of common units	1,164	169,471
Net proceeds from sale of general partner units	—	3,573
Payments for debt issuance costs	(1,311)	(6,923)
Payments for settlement of interest rate swaps that include financing elements	(2,815)	(2,844)
Purchases of treasury units	(274)	(285)
Capital contribution from limited partners and general partner	—	10,240
Increase in amounts due to affiliates, net	450	—
Net cash provided by (used in) financing activities	(19,096)	538,949

Net increase in cash and cash equivalents	76	93
Cash and cash equivalents at beginning of period	295	182
Cash and cash equivalents at end of period	$371	$275

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$8,500	$4,591
Contract operations equipment acquired/exchanged, net	$100,494	$(11,454)
Intangible assets allocated in contract operations acquisition	$1,055	$—
Non-cash capital contribution due to the contract operations acquisition	$7,608	$—
Common units issued in contract operations acquisition	$100,267	$—
General partner units issued in contract operations acquisition	$2,033	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EXTERRAN PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Exterran Partners, L.P. (“we,” “our,” “us,” “Exterran Partners,” “Archrock Partners” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2014. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

Organization

Exterran General Partner, L.P. is our general partner and an indirect wholly-owned subsidiary of Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings,” or “Archrock”). As Exterran General Partner, L.P. is a limited partnership, its general partner, Exterran GP LLC, conducts our business and operations, and the board of directors and officers of Exterran GP LLC, which we refer to herein as our board of directors and our officers, make decisions on our behalf.

On November 17, 2014, Exterran Holdings announced a plan to separate (the “Spin-off”) its international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Exterran Corporation,” previously named Exterran SpinCo, Inc. prior to May 18, 2015). On November 3, 2015, Exterran Holdings completed the Spin-off of Exterran Corporation. Effective on November 3, 2015, Exterran Holdings was renamed Archrock, Inc. and trades on the New York Stock exchange under the symbol “AROC.” References to “Archrock” or “Exterran Holdings,” refer to Archrock, Inc. for all periods prior to or ending on November 3, 2015. Additionally, it continues to hold interests in us, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights. Effective on November 3, 2015, we were renamed Archrock Partners, L.P. and beginning on November 4, 2015 we trade on the Nasdaq Global Select Market under the symbol “APLP.” References to “Archrock Partners,” “Exterran Partners,” “the Partnership,” “we,” “our” or “us,” refer to Archrock Partners, L.P., for all periods prior to or ending on November 3, 2015.

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or general partner. Our accumulated other comprehensive income (loss) consists only of derivative financial instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative financial instruments that are designated as cash flow hedges to the extent the hedge is effective and amortization of terminated interest rate swaps. See Note 7 for additional disclosures related to comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At September 30, 2015 and December 31, 2014, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 8 for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$691,166	$581,000	$690,295	$611,000
Floating rate debt	704,000	705,000	610,000	611,000
Total debt	$1,395,166	$1,286,000	$1,300,295	$1,222,000

GAAP requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value and that changes in such fair values be recognized in income (loss) unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related income effects of the hedged item pending recognition in income.

Income (Loss) Per Common Unit

Income (loss) per common unit is computed using the two-class method. Under the two-class method, basic income (loss) per common unit is determined by dividing net income (loss) allocated to the common units after deducting the amounts allocated to our general partner (including distributions to our general partner on its incentive distribution rights) and participating securities, by the weighted average number of outstanding common units (also referred to as limited partner units) during the period. Participating securities include unvested phantom units with nonforfeitable tandem distribution equivalent rights to receive cash distributions in the quarter in which distributions are paid on common units. During periods of net loss, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

When computing income (loss) per common unit in periods when distributions are greater than income (loss), the amount of the actual incentive distribution rights, if any, is deducted from net income (loss) and allocated to our general partner for the corresponding period. The remaining amount of net income (loss), after deducting distributions to participating securities, is allocated between the general partner and common units based on how our partnership agreement allocates net losses.

When computing income per common unit in periods when income is greater than distributions, income is allocated to the general partner, participating securities and common units based on how our partnership agreement would allocate income if the full amount of income for the period had been distributed. This allocation of net income does not impact our total net income, consolidated results of operations or total cash distributions (including actual incentive distribution rights); however, it may result in our general partner being allocated additional incentive distributions for purposes of our income per unit calculation, which could reduce net income per common unit. However, as required by our partnership agreement, we determine cash distributions based on available cash and determine the actual incentive distributions allocable to our general partner based on actual distributions.

The following table reconciles net income used in the calculation of basic and diluted income per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$11,498	$18,103	$53,910	$42,794
Less: General partner incentive distribution rights	(4,753)	(3,338)	(13,100)	(8,647)
Less: General partner 2% ownership interest	(134)	(293)	(810)	(678)
Common units interest in net income	6,611	14,472	40,000	33,469
Less: Net income attributable to participating securities	(49)	(50)	(144)	(149)
Net income used in basic and diluted income per common unit	$6,562	$14,422	$39,856	$33,320

The following table shows the potential common units that were included in computing diluted income per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common units outstanding including participating securities	59,801	55,752	58,218	53,664
Less: Weighted average participating securities outstanding	(85)	(91)	(77)	(81)
Weighted average common units outstanding — used in basic income per common unit	59,716	55,661	58,141	53,583
Net dilutive potential common units issuable:
Phantom units	—	2	—	2
Weighted average common units and dilutive potential common units — used in diluted income per common unit	59,716	55,663	58,141	53,585

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

Because Exterran Holdings and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Exterran Holdings in connection with the April 2015 Contract Operations Acquisition using Exterran Holdings’ historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded a capital contribution of $7.6 million for the April 2015 Contract Operations Acquisition during the nine months ended September 30, 2015.

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

The amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, and consisted of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$21,590	25 years
Contract based	26,783	5 years
Total acquired identifiable intangible assets	$48,373

The results of operations attributable to the assets and liabilities acquired in the August 2014 MidCon Acquisition have been included in our condensed consolidated financial statements since the date of acquisition.

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

The amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, and consisted of the following:

	Amount (In thousands)	Average Useful Life
Customer related	$4,701	25 years
Contract based	37,773	7 years
Total acquired identifiable intangible assets	$42,474

The results of operations attributable to the assets and liabilities acquired in the April 2014 MidCon Acquisition have been included in our condensed consolidated financial statements since the date of acquisition.

Pro Forma Financial Information

Pro forma financial information for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 has been included to give effect to the additional assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition are presented in the pro forma financial information as though these transactions occurred as of January 1, 2014. The pro forma financial information reflects the following transactions:

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

The following table shows pro forma financial information for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 (in thousands, except per unit amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2015	2014
Revenue	$162,440	$504,468	$476,381
Net income	$18,909	$54,502	$47,857
Basic income per common unit	$0.25	$0.67	$0.63
Diluted income per common unit	$0.25	$0.67	$0.63

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to our common unitholders. The pro forma net income per limited partner unit calculations reflect the incentive distributions made to our general partner and a reduction of net income allocable to our limited partners of $0.2 million for the three months ended September 30, 2014 and $0.3 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively, which reflects the amount of additional incentive distributions that would have occurred if the pro forma limited partner units had been outstanding as of January 1, 2014.

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

Pursuant to the Omnibus Agreement, we may purchase newly-fabricated compression equipment from Exterran Holdings or its affiliates at Exterran Holdings’ cost to fabricate such equipment plus a fixed margin, which may be modified with the approval of Exterran Holdings and the conflicts committee of our board of directors. During the nine months ended September 30, 2015 and 2014, we purchased $146.3 million and $152.6 million, respectively, of newly-fabricated compression equipment from Exterran Holdings. Transactions between us and Exterran Holdings and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the nine months ended September 30, 2015 and 2014 was recorded in our condensed consolidated balance sheets as property, plant and equipment of $134.6 million and $138.3 million, respectively, which represents the carrying value of the Exterran Holdings’ affiliates that sold it to us, and as a distribution of equity of $11.7 million and $14.3 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the nine months ended September 30, 2015 and 2014, Exterran Holdings contributed to us $8.1 million and $4.6 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

During the nine months ended September 30, 2015, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 349 compressor units, totaling approximately 112,800 horsepower with a net book value of approximately $54.7 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 260 compressor units, totaling approximately 99,600 horsepower with a net book value of approximately $46.8 million, to us. During the nine months ended September 30, 2014, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 349 compressor units, totaling approximately 176,300 horsepower with a net book value of approximately $74.4 million, to Exterran Holdings. In exchange, Exterran Holdings transferred ownership of 354 compressor units, totaling approximately 128,800 horsepower with a net book value of approximately $63.0 million, to us. During the nine months ended September 30, 2015 and 2014, we recorded capital distributions of approximately $7.9 million and $11.4 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At September 30, 2015, we had equipment on lease to Exterran Holdings. with an aggregate cost and accumulated depreciation of $0.6 million and $0.3 million, respectively. During the nine months ended September 30, 2015 and 2014, we had revenue of $0.1 million and $0.3 million, respectively, from Exterran Holdings related to the lease of our compression equipment. During the nine months ended September 30, 2015 and 2014, we had cost of sales of $1.5 million and $3.8 million, respectively, with Exterran Holdings related to the lease of Exterran Holdings’ compression equipment.

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

Exterran Holdings charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Exterran Holdings’ other operations are allocated among Exterran Holdings’ other operations and us. The allocation methodologies vary based on the nature of the charge and have historically included, among other things, revenue and horsepower. Effective January 1, 2015, the approach has been modified to eliminate revenue as a component and to include, among other things, headcount and horsepower. The change in allocation methodologies did not have a material impact on the amount of costs allocated to us during the nine months ended September 30, 2015. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable.

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

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.5 million during the nine months ended September 30, 2014. During the three months ended September 30, 2014, our cost of sales did not exceed the cap provided in the Omnibus Agreement. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $2.7 million during the three months ended September 30, 2014 and by $7.7 million during the nine months ended September 30, 2014. The excess amounts over the caps are included in the condensed consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our condensed consolidated balance sheets and condensed consolidated statements of cash flows.

4. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Revolving credit facility due May 2018	$554,000	$460,000
Term loan facility due May 2018	150,000	150,000
6% senior notes due April 2021 (presented net of the unamortized discount of $4.0 million and $4.5 million, respectively)	345,982	345,528
6% senior notes due October 2022 (presented net of the unamortized discount of $4.8 million and $5.2 million, respectively)	345,184	344,767
Long-term debt	$1,395,166	$1,300,295

Revolving Credit Facility and Term Loan

In February 2015, we amended our senior secured credit agreement (the “Credit Agreement”), which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. The Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. During the nine months ended September 30, 2015, we incurred transaction costs of $1.3 million related to the amendment of our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the facility. As of September 30, 2015, we had undrawn and available capacity of $346.0 million under our revolving credit facility.

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

•	second, 98% to common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	third, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2014 and 2015:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2014 — 3/31/2014	May 15, 2014	$0.5375	$33.1	million
4/1/2014 — 6/30/2014	August 14, 2014	0.5425	33.6	million
7/1/2014 — 9/30/2014	November 14, 2014	0.5525	34.8	million
10/1/2014 — 12/31/2014	February 13, 2015	0.5575	35.3	million
1/1/2015 — 3/31/2015	May 15, 2015	0.5625	35.9	million
4/1/2015 — 6/30/2015	August 14, 2015	0.5675	39.1	million
__________________________________________
(1)    Includes distributions to our general partner on its incentive distribution rights.

On October 25, 2015, our board of directors approved a cash distribution of $0.5725 per limited partner unit, or approximately $39.7 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from July 1, 2015 through September 30, 2015. The record date for this distribution is November 9, 2015 and payment is expected to occur on November 13, 2015.

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

Phantom Units

The following table presents phantom unit activity during the nine months ended September 30, 2015:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2015	91,763	$27.38
Granted	45,236	24.87
Vested	(52,224)	25.67
Phantom units outstanding, September 30, 2015	84,775	27.10

As of September 30, 2015, we expect $1.0 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.8 years.

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

Interest Rate Risk

During the nine months ended September 30, 2015, we entered into an interest rate swap with a notional value of $100.0 million. At September 30, 2015, we were a party to interest rate swaps with a total notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of September 30, 2015, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.4 million of interest income during the nine months ended September 30, 2015 due to ineffectiveness related to interest rate swaps. There was no ineffectiveness related to interest rate swaps during the nine months ended September 30, 2014. We estimate that $4.5 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at September 30, 2015, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	September 30, 2015
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swaps	Current portion of interest rate swaps	$(5,976)
Interest rate swaps	Other long-term liabilities	(5,012)
Total derivatives		$(10,988)

	December 31, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swaps	Intangible and other assets, net	$712
Interest rate swaps	Current portion of interest rate swaps	(4,958)
Interest rate swaps	Other long-term liabilities	(150)
Total derivatives		$(4,396)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended September 30, 2015	$(6,100)	Interest expense	$(1,896)
Three months ended September 30, 2014	846	Interest expense	(1,213)
Nine months ended September 30, 2015	(12,098)	Interest expense	(5,312)
Nine months ended September 30, 2014	(2,283)	Interest expense	(3,228)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, with pricing levels as of the date of valuation (in thousands):

	September 30, 2015			December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$—	$—	$—	$712	$—
Interest rate swaps liability	—	(10,988)	—	—	(5,108)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2015 and 2014, with pricing levels as of the date of valuation (in thousands):

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$1,537	$—	$—	$865

Our estimate of the impaired long-lived assets’ fair value was based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a weighted average discount rate of 11% and 9% for the nine months ended September 30, 2015 and 2014, respectively.

9. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three and nine months ended September 30, 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 80 and 130 idle compressor units totaling approximately 17,000 and 34,000 horsepower would be retired from the active fleet during the three and nine months ended September 30, 2015, respectively. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $4.0 million and an $8.9 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and nine months ended September 30, 2015, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the three and nine months ended September 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.2 million and $3.6 million during the three and nine months ended September 30, 2015, respectively, to reduce the book value of each unit to its estimated fair value.

During the three and nine months ended September 30, 2014, we evaluated the future deployment of our idle fleet and determined to retire and either sell or re-utilize the key components of approximately 30 and 95 idle compressor units, respectively, representing approximately 8,000 and 23,000 horsepower, respectively, previously used to provide services. As a result, we performed an impairment review and recorded a $3.0 million and a $7.4 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and nine months ended September 30, 2014, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the three and nine months ended September 30, 2014, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $0.6 million during both the three and nine months ended September 30, 2014 to reduce the book value of each unit to its estimated fair value.

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

11. Unit Transactions

In May 2015, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (the “Sales Agents”). Pursuant to the ATM Agreement, we may sell from time to time through the Sales Agents common units representing limited partner interests in the Partnership having an aggregate offering price of up to $100.0 million. Under the terms of the ATM Agreement, we may also sell common units from time to time to any Sales Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to a Sales Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Sales Agent. We intend to use the net proceeds of this offering, after deducting the Sales Agents’ commission and our offering expenses, for general partnership purposes, which may include, among other things paying or refinancing a portion of our outstanding debt. During the nine months ended September 30, 2015, we sold 49,774 common units for net proceeds of $1.2 million pursuant to the ATM Agreement.

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

As of September 30, 2015, Exterran Holdings owned 23,582,056 common units and 1,209,562 general partner units, collectively representing a 41% interest in us.

12. Recent Accounting Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an update that addresses the historical earnings per unit presentation for master limited partnerships that apply the two-class method of calculating earnings per unit when a drop-down transaction occurs between entities under common control. The update specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The update will be effective for reporting periods beginning after December 15, 2015 and is required to be applied retrospectively. Early adoption is permitted. As discussed in Note 2, due to the impracticability of significant assumptions required to retroactively adjust historical financial statements upon the consummation of a dropdown, our financial statements have presented the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisition of assets from Exterran Holdings beginning on the date of such acquisition. We do not believe the adoption of this update will have a material impact on our financial statements.

In April 2015, the FASB issued an update that addresses the presentation of debt issuance costs. The update requires an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued a subsequent update which clarifies that the guidance in the previous update does not apply to line-of-credit arrangements. Per the subsequent update, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The update will be effective for reporting periods beginning after December 15, 2015 on a retrospective basis. Early adoption is permitted. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of this update is not expected to have an impact on our financial statements.

In February 2015, the FASB issued an update which revises the consolidation model. The update modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The update will be effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

In May 2014, the FASB issued an update related to revenue recognition. The update outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt this update. We are currently evaluating the potential impact of the update on our financial statements.

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

As of September 30, 2015, three of these cases have been decided. In each case, the district court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case, the district court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, which is favorable to the county appraisal districts. We appealed all three of these decisions.

On August 25, 2015, the Fourteenth Court of Appeals in Houston, Texas issued a ruling stating that additional evidence would be required to determine whether the Heavy Equipment Statutes is constitutional. The case was remanded to the district court for further proceedings. We plan to file a petition asking the Texas Supreme Court to review this decision.

On September 23, 2015, the Eighth Court of Appeals in El Paso, Texas decided the other two appellate cases in our favor by affirming the district court’s ruling that the Heavy Equipment Statutes apply to natural gas compressors, and overturning the district court’s ruling that the Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors.

In EES Leasing LLC and EXLP Leasing LLC v. Harris County Appraisal District, both parties have filed motions for summary judgment, which are currently pending before the district court. In EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, the court denied both parties’ respective motions for summary judgment concerning taxes assessed by Irion County for the 2012 tax year, and consolidated the 2012 tax year case with the 2013 tax year case. On August 27, 2015, the court abated the consolidated case until the final resolution of the appellate cases considering the constitutionality of the Heavy Equipment Statutes, or further order of the court.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $10.3 million during the nine months ended September 30, 2015. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $31.0 million as of September 30, 2015, of which approximately $8.0 million has been agreed to by a number of appraisal review boards and county appraisal districts and $23.0 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows, including our cash available for distribution.

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

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2015 and December 31, 2014, we had accrued $0.3 million and $0.1 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We do not have any unasserted claims from non-income based tax audits that we have determined are probable of assertion. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

14. Subsequent Events

On November 3, 2015, Exterran Holdings completed the Spin-off of its international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company. Effective on November 3, 2015, Exterran Holdings was renamed Archrock, Inc. and trades on the New York Stock exchange under the symbol “AROC.” Additionally, it continues to hold interests in us, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights. Effective on November 3, 2015, we were renamed Archrock Partners, L.P. and beginning on November 4, 2015 we trade on the Nasdaq Global Select Market under the symbol “APLP.”

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

Disclosure Regarding Forward-Looking Statements

This report contains “forward-looking statements.” All statements other than statements of historical fact contained in this report are forward-looking statements, including, without limitation, statements regarding Exterran Partners, L.P.’s (together with its subsidiaries, “we,” “our,” “us,” “Archrock Partners” or “the Partnership”) business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; the expected amount of our capital expenditures; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; plans and objectives of our management for our future operations; and any potential contribution of additional assets from Exterran Holdings, Inc. (individually, and together with its wholly-owned subsidiaries, “Exterran Holdings,” or “Archrock”) to us. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

Exterran Holdings Spin-off Transaction

On November 17, 2014, Exterran Holdings announced a plan to separate (the “Spin-off”) its international contract operations, international aftermarket services and global fabrication businesses into an independent, publicly traded company (“Exterran Corporation,” previously named Exterran SpinCo, Inc. prior to May 18, 2015). On November 3, 2015, Exterran Holdings completed the Spin-off of Exterran Corporation. Effective on November 3, 2015, Exterran Holdings and Exterran Corporation are independent, publicly traded companies with separate public ownership, boards of directors and management, and Exterran Holdings continues to own and operate the U.S. contract operations and U.S. aftermarket services businesses that Exterran Holdings previously owned. Effective on November 3, 2015, Exterran Holdings was renamed Archrock, Inc. and trades on the New York Stock exchange under the symbol “AROC.” References to “Archrock” or “Exterran Holdings,” refer to Archrock, Inc. for all periods prior to or ending on November 3, 2015. In addition, Exterran Holdings will continue to hold its equity interests in us, including our general partner interest and certain limited partner interests, and all of the incentive distribution rights. Effective on November 3, 2015, we were renamed Archrock Partners, L.P. and beginning on November 4, 2015 we trade on the Nasdaq Global Select Market under the symbol “APLP.” References to “Archrock Partners,” “Exterran Partners”, “the Partnership,” “we,” “our” or “us,” refer to Archrock Partners, L.P., for all periods prior to or ending on November 3, 2015.

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

Natural gas consumption in the U.S. for the twelve months ended July 31, 2015 increased by approximately 2% compared to the twelve months ended July 31, 2014. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 4.2% in 2015 compared to 2014 and increase by an average of 0.7% per year thereafter until 2040.

Natural gas marketed production in the U.S. for the twelve months ended July 31, 2015 increased by approximately 8% compared to the twelve months ended July 31, 2014. The EIA forecasts that total U.S. natural gas marketed production will increase by 5.6% in 2015 compared to 2014, and U.S. natural gas production will increase by an average of 1.5% per year thereafter until 2040.

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

Our revenue, net income and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, our customers’ decisions between using our services or our competitors’ services, our customers’ decisions regarding whether to own and operate the equipment themselves, and the timing and consummation of acquisitions of additional contract operations customer service agreements and equipment from Exterran Holdings or others. As a result of expected declines in customer spending in 2015, we have invested less capital in new fleet units in 2015 than we did in 2014.

Historically, oil and natural gas prices in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $2.47 per MMBtu at September 30, 2015, which was approximately 21% and 40% lower than prices at December 31, 2014 and September 30, 2014, respectively, and the U.S. natural gas liquid composite price was approximately $4.73 per MMBtu for the month of July 2015, which was approximately 16% and 52% lower than prices for the months of December 2014 and September 2014, respectively, which has led to reduced drilling of gas wells in 2015. In addition, the West Texas Intermediate crude oil spot price at September 30, 2015 was approximately 16% and 51% lower than prices at December 31, 2014 and September 30, 2014, respectively, which has led to reduced drilling of oil wells in 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and a significant amount of contract operations services related to the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity. During periods of lower oil or natural gas prices, our customers typically decrease their capital expenditures, which generally results in lower activity levels, and as a result the demand or pricing for our contract operations services could be adversely affected. As a result of the low oil and natural gas price environment in the U.S., our operating horsepower, excluding horsepower acquired in the April 2015 Contract Operations Acquisition, decreased by 3% during the nine months ended September 30, 2015. A 1% decrease in average operating horsepower of our contract operations fleet during the nine months ended September 30, 2015 would have resulted in a decrease of approximately $5.0 million and $3.0 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

Exterran Holdings intends for us to be the primary long-term growth vehicle for its U.S. contract operations business and may, but is not obligated, to offer us the opportunity to purchase additional assets from its U.S. contract operations business. Likewise, we are not required to purchase any additional assets of such business. The consummation of any future purchase of additional assets of Exterran Holdings’ U.S. contract operations business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Exterran Holdings regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of any such transaction would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Any future acquisition of assets from Exterran Holdings may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer service agreements and equipment from Exterran Holdings to us.

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Available Horsepower (at period end)(1)	3,383	3,052	3,383	3,052
Total Operating Horsepower (at period end)(1)	3,107	2,947	3,107	2,947
Average Operating Horsepower	3,119	2,877	3,094	2,618
Horsepower Utilization:
Spot (at period end)	92%	97%	92%	97%
Average	93%	96%	94%	94%
__________________________________________

(1)
Includes compressor units comprising approximately 1,000 and 64,000 horsepower leased from Exterran Holdings as of September 30, 2015 and 2014, respectively. Excludes compressor units comprising approximately 1,000 horsepower leased to Exterran Holdings as of both September 30, 2015 and 2014 (see Note 3 to the Financial Statements).

Summary of Results

Net income.  We generated net income of $11.5 million and $18.1 million during the three months ended September 30, 2015 and 2014, respectively, and $53.9 million and $42.8 million during the nine months ended September 30, 2015 and 2014, respectively. The decrease in net income during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to increases in long-lived asset impairment and interest expense, partially offset by the inclusion of the results from the assets acquired in the April 2015 Contract Operations Acquisition and the August 2014 MidCon Acquisition, which resulted in higher gross margin and depreciation and amortization expense. The increase in net income during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to the inclusion of the results from the assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower, which resulted in higher gross margin and depreciation and amortization expense and contributed to the increase in SG&A expense. These activities were partially offset by increases in interest expense and long-lived asset impairment during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $78.2 million and $75.1 million during the three months ended September 30, 2015 and 2014, respectively, and $240.1 million and $199.7 million during the nine months ended September 30, 2015 and 2014, respectively. The increase in EBITDA, as further adjusted, during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to the impact of the assets acquired in the April 2015 Contract Operations Acquisition and the August 2014 MidCon Acquisition. The increase in EBITDA, as further adjusted, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to the impact of the assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as organic growth in operating horsepower. These activities were partially offset by a decrease of $2.7 million and $10.2 million in benefits received by us during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively, from the caps on operating and SG&A costs provided by Exterran Holdings that terminated on December 31, 2014. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Distributable cash flow.  Our distributable cash flow was $45.2 million and $45.7 million during the three months ended September 30, 2015 and 2014, respectively, and $144.4 million and $124.2 million during the nine months ended September 30, 2015 and 2014, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) was 1.14x and 1.31x during the three months ended September 30, 2015 and 2014, respectively, and 1.26x and 1.22x during the nine months ended September 30, 2015 and 2014, respectively. Distributable cash flow during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 remained relatively flat primarily due to an increase in cash interest expense, the decrease in benefits received from the caps on operating and SG&A costs provided by Exterran Holdings discussed above and an increase in maintenance capital expenditures, offset by the increase in gross margin discussed above. The increase in distributable cash flow during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to the increase in gross margin discussed above, partially offset by an increase in cash interest expense, the decrease in benefits received from the caps on operating and SG&A costs provided by Exterran Holdings discussed above and an increase in maintenance capital expenditures. Additionally, distributable cash flow coverage was impacted by an increase in distributions declared to all unitholders, including incentive distribution rights, for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 of $4.9 million and $13.2 million, respectively. For a reconciliation of distributable cash flow to net income and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Financial Results of Operations

The Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended September 30,
	2015	2014
Revenue	$163,293	$153,163
Gross margin(1)	99,416	91,311
Gross margin percentage(2)	61%	60%
Expenses:
Depreciation and amortization	$40,262	$33,598
Long-lived asset impairment	7,163	3,558
Restructuring charges	—	125
Selling, general and administrative — affiliates	20,729	20,734
Interest expense	19,048	16,141
Other (income) expense, net	585	(649)
Provision for (benefit from) income taxes	131	(299)
Net income	$11,498	$18,103
__________________________________________

(1)
Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

(2)	Defined as gross margin divided by revenue.

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the April 2015 Contract Operations Acquisition and the August 2014 MidCon Acquisition. Average operating horsepower increased by 8% from approximately 2,877,000 during the three months ended September 30, 2014 to approximately 3,119,000 during the three months ended September 30, 2015.

Gross Margin.  The increases in gross margin and gross margin percentage during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were primarily due to the increase in revenue discussed above and a decrease in lube oil expenses driven by a decrease in commodity prices and efficiency gains in lube oil consumption in the current year.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the April 2015 Contract Operations Acquisition and the August 2014 MidCon Acquisition, and additional amortization expense attributable to intangible assets acquired in the August 2014 MidCon Acquisition.

Long-Lived Asset Impairment.  During the three months ended September 30, 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 80 idle compressor units totaling approximately 17,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $4.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the three months ended September 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.2 million to reduce the book value of each unit to its estimated fair value.

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

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. SG&A expense remained relatively flat during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to a decrease in the overall level of SG&A expenses incurred by Exterran Holdings that are subject to allocation to us, offset by increased costs associated with the impact of the April 2015 Contract Operations Acquisition and the August 2014 MidCon Acquisition and an increase of $0.7 million in bad debt expense. SG&A expenses represented 13% and 14% of revenue during the three months ended September 30, 2015 and 2014, respectively.

Interest Expense.  The increase in interest expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a higher average balance of long-term debt.

Other (Income) Expense, Net.  Other (income) expense, net, during the three months ended September 30, 2015 included $0.6 million of loss on sale of property, plant and equipment. Other (income) expense, net, during the three months ended September 30, 2014 included $0.9 million of transaction costs associated with the August 2014 MidCon Acquisition and $1.4 million of gain on sale of property, plant and equipment.

Provision for (Benefit from) Income Taxes.  The increase in our provision for income taxes during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to a state tax benefit recognized during the three months ended September 30, 2014 for amendments to tax returns for years prior to 2014, partially offset by a reduction in the Texas margin tax rate from 1.0% to 0.75% in 2015.

The Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Revenue	$495,389	$419,903
Gross margin(1)	300,402	245,013
Gross margin percentage(2)	61%	58%
Expenses:
Depreciation and amortization	$115,854	$93,227
Long-lived asset impairment	12,473	8,035
Restructuring charges	—	702
Selling, general and administrative — affiliates	62,619	59,157
Interest expense	55,962	40,586
Other (income) expense, net	(1,118)	88
Provision for income taxes	702	424
Net income	$53,910	$42,794
__________________________________________

(1)
Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

(2)	Defined as gross margin divided by revenue.

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition as well as from organic growth in operating horsepower. Average operating horsepower increased by 18% from approximately 2,618,000 during the nine months ended September 30, 2014 to approximately 3,094,000 during the nine months ended September 30, 2015.

Gross Margin.  The increases in gross margin and gross margin percentage during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 were primarily due to the increase in revenue discussed above and a decrease in lube oil expenses driven by a decrease in commodity prices and efficiency gains in lube oil consumption in the current year.

Depreciation and Amortization.  The increase in depreciation and amortization expense during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to additional depreciation on compression equipment additions, including the assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, and additional amortization expense attributable to intangible assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

Long-Lived Asset Impairment.  During the nine months ended September 30, 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 130 idle compressor units totaling approximately 34,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded an $8.9 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the nine months ended September 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.6 million to reduce the book value of each unit to its estimated fair value.

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

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Exterran Holdings to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition and a $0.7 million increase in bad debt expense, partially offset by a decrease in the overall level of SG&A expenses incurred by Exterran Holdings that are subject to allocation to us. SG&A expenses represented 13% and 14% of revenue during the nine months ended September 30, 2015 and 2014, respectively.

Interest Expense.  The increase in interest expense during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a higher average balance of long-term debt and an increase in the average effective interest rate on our debt caused by the issuance of the 2014 Notes in April 2014.

Other (Income) Expense, Net.  Other (income) expense, net, during the nine months ended September 30, 2015 included $1.5 million of gain on sale of property, plant and equipment and $0.3 million of transaction costs associated with the April 2015 Contract Operations Acquisition. Other (income) expense, net, during the nine months ended September 30, 2014 included $2.4 million of transaction costs associated with the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition and $2.3 million of gain on the sale of property, plant and equipment.

Provision for Income Taxes.  The increase in our provision for income taxes during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to a state tax benefit recognized during the nine months ended September 30, 2014 for amendments to tax returns for years prior to 2014 and an increase in income subject to state-level taxation during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, partially offset by a reduction in the Texas margin tax rate from 1.0% to 0.75% in the second quarter of 2015.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the nine months ended September 30, 2015 and 2014, and our cash and working capital as of the end of the periods presented (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$198,282	$137,165
Investing activities	(179,110)	(676,021)
Financing activities	(19,096)	538,949
Net change in cash and cash equivalents	$76	$93

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$371	$295
Working capital	45,662	60,256

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in business levels resulting from the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, which contributed to the increase in gross margin and SG&A expense during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This increase was partially offset by higher interest payments during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily as a result of the issuance of the 2014 Notes in April 2014.

Investing Activities.  The decrease in net cash used in investing activities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to $483.0 million paid for the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition during the nine months ended September 30, 2014, a $16.1 million decrease in capital expenditures and a $6.0 million increase in proceeds from sale of property, plant and equipment, partially offset by an increase of $8.2 million in amounts received from affiliates. Capital expenditures during the nine months ended September 30, 2015 were $193.3 million, consisting of $152.2 million for fleet growth capital and $41.1 million for compressor maintenance activities.

Financing Activities.  The change in net cash used in financing activities during the nine months ended September 30, 2015 compared to net cash provided by financing activities during the nine months ended September 30, 2014 was primarily due to a decrease of $367.3 million in net borrowings of long-term debt, a $168.3 million decrease in net proceeds received from public offerings of common units, a $14.7 million increase in distributions to unitholders and a decrease of $10.2 million in benefits received by us from the caps on operating and SG&A costs provided by Exterran Holdings that terminated on December 31, 2014.

Working Capital.  The decrease in working capital at September 30, 2015 compared to December 31, 2014 was primarily due to an increase of $10.6 million in accrued interest and an increase of $3.6 million in accrued liabilities. The increase in accrued interest was primarily due to the timing of interest payments on the 2014 Notes and the $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “2013 Notes”).

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $215 million to $230 million in capital expenditures during 2015, including (1) approximately $165 million to $175 million on growth capital expenditures and (2) approximately $50 million to $55 million on equipment maintenance capital expenditures. Exterran Holdings manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Exterran Holdings are advised of a contract operations services opportunity, Exterran Holdings reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Exterran Holdings. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Exterran Holdings has owned the majority of such equipment, Exterran Holdings has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. As we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Exterran Holdings’ customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

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

Long-Term Debt.  In November 2010, we amended and restated our senior secured credit agreement (the “Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. In February 2015, we amended our Credit Agreement, which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. As of September 30, 2015, we had undrawn and available capacity of $346.0 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2015, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance under these facilities at both September 30, 2015 and September 30, 2014, excluding the effect of interest rate swaps, was 2.7%. During the nine months ended September 30, 2015 and 2014, the average daily debt balance under these facilities was $659.1 million and $397.1 million, respectively.

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

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the April 2015 Contract Operations Acquisition closed during the second quarter of 2015, our Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended June 30, 2015 and will continue at that level through December 31, 2015, reverting to 5.25 to 1.0 for the quarter ending March 31, 2016 and subsequent quarters. As of September 30, 2015, we maintained a 4.8 to 1.0 EBITDA to Total Interest Expense ratio, a 4.2 to 1.0 Total Debt to EBITDA ratio and a 2.1 to 1.0 Senior Secured Debt to EBITDA ratio. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of September 30, 2015, we were in compliance with all financial covenants under the Credit Agreement.

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

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At September 30, 2015, we were a party to interest rate swaps with a notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of September 30, 2015, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. See Part I, Item 3 (“Quantitative and Qualitative Disclosures About Market Risk”) of this report for further discussion of our interest rate swap agreements.

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

Sales of Partnership Units.  In May 2015, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (the “Sales Agents”). Pursuant to the ATM Agreement, we may sell from time to time through the Sales Agents common units representing limited partner interests in the Partnership having an aggregate offering price of up to $100.0 million. Under the terms of the ATM Agreement, we may also sell common units from time to time to any Sales Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to a Sales Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Sales Agent. We intend to use the net proceeds of this offering, after deducting the Sales Agents’ commission and our offering expenses, for general partnership purposes, which may include, among other things paying or refinancing a portion of our outstanding debt. During the nine months ended September 30, 2015, we sold 49,774 common units for net proceeds of $1.2 million pursuant to the ATM Agreement.

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

On October 25, 2015, our board of directors approved a cash distribution of $0.5725 per limited partner unit, or approximately $39.7 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from July 1, 2015 through September 30, 2015. The record date for this distribution is November 9, 2015 and payment is expected to occur on November 13, 2015.

The caps on our obligation to reimburse Exterran Holdings for cost of sales and SG&A expenses provided in the Omnibus Agreement terminated on December 31, 2014. Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.5 million during the nine months ended September 30, 2014. During the three months ended September 30, 2014, our cost of sales did not exceed the cap provided in the Omnibus Agreement. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $2.7 million during the three months ended September 30, 2014 and by $7.7 million during the nine months ended September 30, 2014. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see “— Non-GAAP Financial Measures” for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $2.7 million lower during the three months ended September 30, 2014 and $10.2 million lower during the nine months ended September 30, 2014 without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.24x during the three months ended September 30, 2014 and 1.12x during the nine months ended September 30, 2014, rather than the actual distributable cash flow coverage (which included the benefit of cost caps) of 1.31x during the three months ended September 30, 2014 and 1.22x during the nine months ended September 30, 2014.

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

The following table reconciles our net income to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$11,498	$18,103	$53,910	$42,794
Depreciation and amortization	40,262	33,598	115,854	93,227
Long-lived asset impairment	7,163	3,558	12,473	8,035
Restructuring charges	—	125	—	702
Selling, general and administrative — affiliates	20,729	20,734	62,619	59,157
Interest expense	19,048	16,141	55,962	40,586
Other (income) expense, net	585	(649)	(1,118)	88
Provision for (benefit from) income taxes	131	(299)	702	424
Gross margin	$99,416	$91,311	$300,402	$245,013

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

The following table reconciles our net income to EBITDA, as further adjusted (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$11,498	$18,103	$53,910	$42,794
Provision for (benefit from) income taxes	131	(299)	702	424
Depreciation and amortization	40,262	33,598	115,854	93,227
Long-lived asset impairment	7,163	3,558	12,473	8,035
Restructuring charges	—	125	—	702
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	—	2,685	—	10,240
Non-cash selling, general and administrative costs — affiliates	98	348	937	1,322
Interest expense	19,048	16,141	55,962	40,586
Expensed acquisition costs	—	866	302	2,410
EBITDA, as further adjusted	$78,200	$75,125	$240,140	$199,740

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

The following table reconciles our net income to distributable cash flow (in thousands, except ratios):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Net income	$11,498		$18,103		$53,910		$42,794
Depreciation and amortization	40,262		33,598		115,854		93,227
Long-lived asset impairment	7,163		3,558		12,473		8,035
Restructuring charges	—		125		—		702
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	—		2,685		—		10,240
Non-cash selling, general and administrative costs — affiliates	98		348		937		1,322
Interest expense	19,048		16,141		55,962		40,586
Expensed acquisition costs	—		866		302		2,410
Less: (Gain) loss on sale of property, plant and equipment	566		(1,414)		(1,496)		(2,257)
Less: Cash interest expense	(17,780)		(14,962)		(52,441)		(37,363)
Less: Maintenance capital expenditures	(15,691)		(13,366)		(41,064)		(35,478)
Distributable cash flow	$45,164		$45,682		$144,437		$124,218

Distributions declared to all unitholders for the period, including incentive distribution rights	$39,682		$34,764		$114,669		$101,506
Distributable cash flow coverage(1)	1.14	x	1.31	x	1.26	x	1.22	x
Distributable cash flow coverage (without the benefit of the cost caps)(2)	1.14	x	1.24	x	1.26	x	1.12	x
__________________________________________

(1)	Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

(2)
Defined as distributable cash flow excluding the benefit of the cost caps divided by distributions declared to all unitholders for the period, including incentive distribution rights. The benefit received by us from the caps on operating and SG&A costs provided by Exterran Holdings was $2.7 million during the three months ended September 30, 2014 and $10.2 million during the nine months ended September 30, 2014. The caps on operating and SG&A costs provided by Exterran Holdings terminated on December 31, 2014.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash provided by operating activities	$78,187	$52,980	$198,282	$137,165
Provision for doubtful accounts	(721)	(145)	(1,190)	(580)
Restructuring charges	—	125	—	702
Cap on operating and selling, general and administrative costs provided by Exterran Holdings	—	2,685	—	10,240
Expensed acquisition costs	—	866	302	2,410
Payments for settlement of interest rate swaps that include financing elements	(938)	(950)	(2,815)	(2,844)
Maintenance capital expenditures	(15,691)	(13,366)	(41,064)	(35,478)
Changes in assets and liabilities	(15,673)	3,487	(9,078)	12,603
Distributable cash flow	$45,164	$45,682	$144,437	$124,218

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

As of September 30, 2015, after taking into consideration interest rate swaps, we had $204.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2015 would result in an annual increase in our interest expense of approximately $2.0 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 7 to the Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $10.3 million during the nine months ended September 30, 2015. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $31.0 million as of September 30, 2015. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 92 petitions for review in the appropriate district courts with respect to the 2013 tax year, 121 petitions for review in the appropriate district courts with respect to the 2014 tax year, and, as of September 30, 2015, 94 petitions for review in the appropriate district courts with respect to the 2015 tax year. Since we filed the petitions, many of the cases pending in the same county have been consolidated. Only five cases have advanced to the point of trial or submission of summary judgment motions on the merits, and only three cases have been decided, with two of the decisions having been rendered by the same presiding judge. All three of those decisions were appealed, and all three of the appeals have been decided by intermediate appellate courts.

On October 17, 2013, the 143rd Judicial District Court of Loving County, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District that our wholly-owned subsidiary, EXLP Leasing LLC (“EXLP Leasing”), and EES Leasing LLC (“EES Leasing”), a subsidiary of Exterran Holdings, are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the district court further held that the Heavy Equipment Statutes were unconstitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. EES Leasing and EXLP Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas. On September 23, 2015, the Eighth Court of Appeals ruled in EXLP Leasing’s and EES Leasing’s favor by overruling the 143rd District Court’s constitutionality ruling.

On October 28, 2013, the 143rd Judicial District Court of Ward County, Texas ruled in EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held that the Heavy Equipment Statutes were unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas, and the Ward County Appraisal District cross-appealed the district court’s rulings that EXLP Leasing's and EES Leasing's compressors qualify as Heavy Equipment. On September 23, 2015, the Eighth Court of Appeals ruled in EXLP Leasing’s and EES Leasing’s favor by overruling the 143rd District Court’s constitutionality ruling and affirming its ruling that EXLP Leasing’s and EES Leasing’s compressors qualify as Heavy Equipment.

On March 18, 2014, the 10th Judicial District Court of Galveston, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held the Heavy Equipment Statutes unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing have appealed the district court’s constitutionality holding to the Fourteenth Court of Appeals in Houston, Texas. On August 25, 2015, the Fourteenth Court of Appeals remanded the issue of whether the Heavy Equipment Statutes are constitutional as applied to EXLP Leasing’s and EES Leasing’s compressors for further evidence of the statutes’ reasonableness.

In EES Leasing v. Irion County Appraisal District, EES Leasing and the appraisal district each filed motions for summary judgment in the 51st Judicial District Court of Irion County, Texas concerning the applicability and constitutionality of the Heavy Equipment Statutes. On May 20, 2014, the district court entered an order denying both motions for summary judgment, holding that a fact issue existed as to the applicability of the Heavy Equipment Statutes to the one compressor at issue. The presiding judge for the 51st District Court has since consolidated the 2012 tax year case with the 2013 tax year case. On August 27, 2015, the presiding judge abated the combined case, EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, until the final resolution of the appellate cases considering the constitutionality of the Heavy Equipment Statutes, or further order of the court.

EES Leasing and EXLP Leasing also filed a motion for summary judgment in EES Leasing LLC & EXLP Leasing LLC v. Harris County Appraisal District, pending in the 189th Judicial District Court of Harris County, Texas. The court heard arguments on the motion on December 6, 2013 but has yet to rule. No trial date has been set.

On June 3, 2015, the Fourth Court of Appeals issued a decision reversing the 406th District Court’s dismissal of EES Leasing’s and EXLP Leasing’s tax appeals for want of jurisdiction. In EXLP Leasing LLC et. al v. Webb County Appraisal District, United Independent School District (“United ISD”) intervened as a party in interest and sought to dismiss the lawsuit arguing that the district court was without jurisdiction to hear the appeal. Under Section 42.08(b) of the Texas Tax Code, a property owner must pay before the delinquency date the lesser of (1) the amount of taxes due on the portion of the taxable value of the property that is not in dispute or (2) the amount of taxes due on the property under the order from which the appeal is taken. EXLP Leasing and EES Leasing paid zero taxes to Webb County because the entire amount of tax assessed by Webb County was in dispute. Instead, as required by the Heavy Equipment Statutes and Texas Comptroller forms, EXLP Leasing and EES Leasing paid taxes on the compressors at issue to Victoria County, where they maintain their inventory and place of business. The Webb County Appraisal District and United ISD contested EXLP Leasing’s and EES Leasing’s position that the Heavy Equipment Statutes contain situs provisions requiring that taxes be paid where the dealer has a business location and keeps its inventory, instead arguing that taxes are payable to the county where each compressor is located as of January 1 of the tax year at issue. The court granted United ISD’s motion to dismiss on April 1, 2014 and declined EXLP Leasing’s and EES Leasing’s motion to reconsider. The Fourth Court of Appeals reversed, holding that, based on the plain meaning of Section 42.08(b)(1), and because the entire amount was in dispute, EES Leasing and EXLP Leasing were not required to prepay taxes to invoke the trial court’s jurisdiction. The Fourth Court of Appeals denied United ISD’s request for a rehearing. On September 29, 2015, United ISD filed a petition for review in the Texas Supreme Court.

United ISD has four delinquency lawsuits pending against EXLP Leasing and EES Leasing in the 49th District Court of Webb County, Texas. The cases have been continued, pending United ISD’s petition for review by the Texas Supreme Court of the Fourth Court of Appeals’ reversal of the 406th District Court’s dismissal of EES Leasing’s and EXLP Leasing’s tax appeals.

We continue to believe that the revised statutes are constitutional as applied to natural gas compressors. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending 2012, 2013, 2014 and 2015 district court cases. Please see Note 13 (“Commitments and Contingencies”) to the Financial Statements included in this report for a discussion of our ad valorem tax expense and benefit relating to the Heavy Equipment Statutes, which is incorporated by reference into this Item 1.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for quarter ended June 30, 2015.

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
__________________________________________

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2015	ARCHROCK PARTNERS, L.P.

	By:	ARCHROCK GENERAL PARTNER, L.P.
its General Partner

	By:	ARCHROCK GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ KENNETH R. BICKETT
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

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T
__________________________________________

*	Filed herewith.

**	Furnished, not filed.