Form 10-K
period 2015-12-31
Archrock Partners, L.P.
filed 2016-02-29
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file no.: 001-33078
Archrock Partners, L.P.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 5% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $505,387,800. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 18, 2016, there were 59,721,626 common units outstanding.
_______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, statements regarding Archrock Partners, L.P.’s (together with its subsidiaries, “we,” “our,” “us” or “the Partnership”) business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; plans and objectives of our management for our future operations; and any potential contribution of additional assets from Archrock, Inc. (individually, and together with its wholly-owned subsidiaries, “Archrock”) to us. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this Annual Report on Form 10-K. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•
our dependence on Archrock to provide personnel and services, including its ability to hire, train and retain key employees and to cost effectively perform the services necessary to conduct our business;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	loss of our status as a partnership for United States of America (“U.S.”) federal income tax purposes;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to implement certain business and financial objectives, such as:

•	growing our asset base and asset utilization;

•	winning profitable new business;

•	integrating acquired businesses;

•	generating sufficient cash;

•	accessing the capital markets at an acceptable cost; and

•	purchasing additional contract operations contracts and equipment from Archrock;

•	liability related to the provision of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Annual Report on Form 10-K.

Item 1.  Business

General

We are a Delaware limited partnership formed in June 2006 and are the market leader in the U.S. full-service natural gas compression business. As of December 31, 2015, public unitholders held a 59% ownership interest in us and Archrock, Inc. owned our remaining equity interests, including our general partner interest and all of the incentive distribution rights. Archrock General Partner, L.P., our general partner, is an indirect, wholly-owned subsidiary of Archrock and has sole responsibility for conducting our business and for managing our operations, which are conducted through our wholly-owned limited liability company, Archrock Partners Operating LLC. Because our general partner is a limited partnership, its general partner, Archrock GP LLC, conducts our business and operations. Archrock GP LLC’s board of directors and officers, which we sometimes refer to as our board of directors and our officers, make decisions on our behalf. All of those directors are elected by Archrock.

Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers. We monitor our customers’ compression services requirements over time and, as necessary, modify the level of services and related equipment we employ to address changing operating conditions. We only operate in one segment; see the Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements”) of this Annual Report on Form 10-K for more information regarding our results of operations and financial condition.

We are a party to an omnibus agreement with Archrock, our general partner and others (as amended and/or restated, the “Omnibus Agreement”), which includes, among other things:

•	certain agreements not to compete between Archrock and its affiliates, on the one hand, and us and our affiliates, on the other hand;

•	Archrock’s obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Archrock for such services;

•	the terms under which we, Archrock, and our respective affiliates may transfer, exchange or lease compression equipment among one another;

•	Archrock’s grant to us of a license to use certain intellectual property, including our logo; and

•	Archrock’s and our obligations to indemnify each other for certain liabilities.

Our general partner does not receive any compensation for managing our business, but it is entitled to reimbursement of all direct and indirect expenses incurred on our behalf. Archrock and our general partner are also entitled to distributions on their limited partner interest and general partner interest, respectively and, if specified requirements are met, our general partner is entitled to distributions on its incentive distribution rights. From January 1, 2015 through December 31, 2015, our general partner received $16.7 million in distributions on its incentive distribution rights. For further discussion of our cash distribution policy, see “Cash Distribution Policy” included in Part II, Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) of this Annual Report on Form 10-K.

During each of the years ended December 31, 2015 and 2013, we acquired from Archrock contract operations service agreements and a fleet of compressor units used to provide compression services under those agreements (the 2015 acquisition is referred to as the “April 2015 Contract Operations Acquisition” and the 2013 acquisition is referred to as the “March 2013 Contract Operations Acquisition”).

On April 17, 2015, at the closing of the April 2015 Contract Operations Acquisition, we acquired from Archrock contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (by then available horsepower) of the combined contract operations business of Archrock and us. The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Archrock to us. In connection with this acquisition, we issued approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner. Based on the terms of the contribution, conveyance and assumption agreement relating to this acquisition, the common units and general partner units, including incentive distribution rights, we issued in connection with this acquisition were not entitled to receive a cash distribution relating to the quarter ended March 31, 2015.

On August 8, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $130.1 million (the “August 2014 MidCon Acquisition”). The purchase price was funded with borrowings under our revolving credit facility. The majority of the horsepower we acquired is utilized under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”), which expires in March 2019, to provide compression services. In connection with the August 2014 MidCon Acquisition, the contract operations services agreement with BHP Billiton was assigned to us effective as of the closing. During the year ended December 31, 2014, we incurred transaction costs of approximately $1.0 million related to the August 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our consolidated statements of operations.

In accordance with the terms of the purchase and sale agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Archrock that is our indirect parent company for $4.1 million.

On April 10, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon for $352.9 million (the “April 2014 MidCon Acquisition”). The purchase price was funded with the net proceeds from the sale, pursuant to a public underwritten offering, of 6.2 million common units and a portion of the net proceeds from the issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access Midstream Partners L.P. (“Access”). Effective as of the closing of the acquisition, we and Access entered into a seven-year contract operations services agreement under which we provide compression services to Access which, following its February 2015 merger with Williams Partners L.P., was renamed Williams Partners L.P. (“Williams Partners”). During the year ended December 31, 2014, we incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our consolidated statements of operations.

In accordance with the terms of the purchase and sale agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Archrock that is our indirect parent company for $7.7 million.

Archrock intends for us to be the primary long-term growth vehicle for its contract operations business and may, but is not obligated to, offer us the opportunity to purchase additional assets from its contract operations business. Likewise, we are not required to purchase any additional assets of such business. The consummation of any future purchase of additional assets from Archrock’s contract operations business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Archrock regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of any such transaction would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Any future acquisition of assets from Archrock may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion in Part I, Item 1 (“Business”) excludes any future potential transfer of additional contract operations customer service agreements and equipment from Archrock to us.

Archrock Spin-off Transaction

On November 3, 2015, Exterran Holdings, Inc. completed the spin-off (the “Spin-off”) of its international contract operations, international aftermarket services and global fabrication businesses through the distribution of all of the outstanding shares of common stock of Exterran Corporation (“Exterran”). Upon the completion of the Spin-off, Exterran Holdings, Inc. was renamed “Archrock, Inc.” and, on November 4, 2015, the ticker symbol for Archrock’s common stock on the New York Stock Exchange was changed to “AROC.” Archrock continues to hold interests in us, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights. Effective on November 3, 2015, we were renamed “Archrock Partners, L.P.” and, on November 4, 2015, the ticker symbol for our common units on the Nasdaq Global Select Market was changed to “APLP.”

Exterran Holdings, Inc. completed an internal restructuring on November 3, 2015 in connection with the Spin-off which we believe, when combined with the sale or exchange of Partnership units during the 12 months prior to the Spin-off, resulted in a technical termination of the Partnership for U.S. federal income tax purposes on the date of the Spin-off. The technical termination does not affect our consolidated financial statements nor does it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes. Our taxable year for all unitholders ended on November 3, 2015 and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. This deferral of depreciation deductions may result in increased taxable income (or reduced taxable loss) to certain of our unitholders in 2015.

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

Our equipment is maintained in accordance with established maintenance schedules. These maintenance procedures are updated as technology changes and as Archrock develops new techniques and procedures. Because Archrock’s field technicians provide maintenance on substantially all of our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our and Archrock’s experience, these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. Generally, each of our compressor units undergoes a major overhaul once every three to seven years, depending on the type, size and utilization of the unit. If a unit requires maintenance or reconfiguration, we utilize Archrock’s maintenance personnel to service it as quickly as possible to meet our customers’ needs.

Our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly service rate that is generally reduced if we fail to operate in accordance with the applicable contract requirements. Following the initial minimum term for our contract compression services, which is typically around twelve months, contract compression services generally continue until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we typically do not take title to the natural gas we compress, and the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity price fluctuations. See “General Terms of our Contract Operations Customer Service Agreements,” below, for a more detailed description.

We intend to continue to work with Archrock to manage our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When one of Archrock’s salespersons is advised of a new contract operations services opportunity allocable to us, he or she will obtain relevant information concerning the project, including natural gas flow, pressure and natural gas composition, and then review our and Archrock’s fleets for an available and appropriate compressor unit. In some instances, we may choose to purchase newly-fabricated equipment to fulfill our customers’ needs if no idle equipment is available in our fleet. Please read Part III, Item 13 (“Certain Relationships and Related Transactions and Director Independence”) of this Annual Report on Form 10-K for additional information regarding our ability to share or exchange compression equipment with Archrock.

The size and horsepower of our natural gas compressor fleet on December 31, 2015 is summarized in the following table:

Range of Horsepower Per Unit	Number of Units	Aggregate Horsepower (in thousands)	% of Horsepower
0-200	2,599	299	9%
201-500	1,935	520	16%
501-800	401	253	8%
801-1,100	215	206	6%
1,101-1,500	1,019	1,388	42%
1,501 and over	325	654	19%
Total(1)	6,494	3,320	100%

(1)
Includes 50 compressor units, comprising approximately 17,000 horsepower, leased from Archrock and excludes 31 compressor units, comprising approximately 12,000 horsepower, leased to Archrock (see Note 3 (“Related Party Transactions”) to our Financial Statements).

Over the last several years, Archrock has undertaken efforts to standardize its compressor fleet around major components and key suppliers. Because a significant portion of our fleet consists of Archrock’s former fleet, we benefit from these efforts, as well. Standardization of our fleet:

•	enables us to minimize our fleet operating costs and maintenance capital requirements;

•	facilitates low-cost compressor resizing; and

•	allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining lower operating costs.

As mentioned above, pursuant to the Omnibus Agreement, Archrock provides us with all operational staff, corporate staff and support services necessary to run our business.

Competitive Strengths

We believe we have the following key competitive strengths:

•
Our relationship with Archrock.  Our relationship with Archrock and our access to its personnel, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract operations services. We and Archrock intend to continue to manage our respective compression fleets as one pool of compression equipment from which we can more easily fulfill our respective customers’ needs. This relationship also gives us an advantage in pursuing compression opportunities throughout the U.S. As of December 31, 2015, Archrock owned approximately 0.7 million horsepower of compression equipment, excluding the compression equipment owned by us, in its contract operations business. Archrock intends for us to be the primary long-term growth vehicle for its contract operations business and may, but is not obligated to, offer us the opportunity to purchase additional assets from its contract operations business in the future.

•
Superior customer service.  We believe we operate in a relationship-driven, service-intensive industry and therefore need to provide superior customer service. We believe that our regionally-based network, local presence, experience and in-depth knowledge of customers’ operating needs and growth plans enable us to respond to our customers’ needs and meet their evolving demands on a timely basis. In addition, we focus on achieving a high level of reliability for the services we provide in order to maximize our customers’ production levels. Our sales efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flow through superior customer service.

•
Fee-based cash flows.  We charge a fixed monthly fee for our contract operations services that our customers are generally required to pay, regardless of the volume of natural gas we compress in that month. We believe this fee structure reduces volatility and enhances our ability to generate relatively stable and predictable cash flows.

•
Large fleet in substantially all major producing regions.  We operate in substantially all major oil and natural gas producing regions in the U.S. Our large fleet and numerous operating locations throughout the U.S., combined with our ability, as a result of our relationship with Archrock, to efficiently move equipment among producing regions, means that we are not dependent on production activity in any particular region. We believe our size, geographic scope and broad customer base provide us with improved operating expertise and business development opportunities.

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•
Leverage our relationship with Archrock.  Our relationship with Archrock provides us numerous revenue and cost advantages, including the ability to access compression equipment, deploy that equipment in most of the major natural gas producing regions in the U.S. and provide maintenance and operational support on a more cost effective basis than we could without this relationship. Following the Spin-off, we believe that Archrock will be more focused on growing our contract operations business, increasing our operating efficiencies and enhancing our customer service.

•
Capitalize on the long-term fundamentals for the U.S. natural gas compression industry.  We believe our ability to efficiently meet our customers’ evolving compression needs, our long-standing customer relationships and our large compressor fleet will enable us to capitalize on what we believe are favorable long-term fundamentals for the U.S. natural gas compression industry. These fundamentals include significant natural gas resources in the U.S., increased unconventional natural gas production, decreasing natural reservoir pressures, expected increased natural gas demand in the U.S. from growth in liquefied natural gas exports, exports of natural gas via pipeline to Mexico, power generation and industrial uses, and the continued need for compression services.

•
Lower costs and improve profitability.  As the largest provider of natural gas compression services in the U.S., we intend to use our scale to achieve cost savings in our operations. We are also focused on increasing productivity and optimizing our processes. By making our systems and processes more efficient, we intend to lower our internal costs and improve our profitability over time.

•
Grow our business organically and through acquisitions.  We plan to grow our business over time through the potential future acquisition of additional assets from Archrock, third-party compression providers and natural gas transporters or producers. We also plan to grow our business organically over the long term by adding new horsepower in key growth areas, including by providing compression services to producers of oil and natural gas from shale and liquids rich plays.

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

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to, among other things, increased natural gas production in the U.S. from unconventional sources and aging producing natural gas fields that will require more compression to continue producing the same volume of natural gas, and expected increased demand for natural gas in the U.S. for power generation, industrial uses and exports, including liquefied natural gas exports and exports of natural gas via pipeline to Mexico.

Trends and Outlook

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves in the U.S. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, our customers’ decisions between using our services or our competitors’ services, our customers’ decisions regarding whether to own and operate the equipment themselves and the timing and consummation of any acquisition of additional contract operations customer service agreements and equipment from Archrock or others. Although we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2015 increased by approximately 2% to approximately 27,551 Bcf compared to approximately 26,931 Bcf for the twelve months ended November 30, 2014. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 1.5% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 Tcf in 2040, or 16% of the projected worldwide total of approximately 185 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2015 increased by approximately 6% to 28,849 Bcf compared to 27,096 Bcf for the twelve months ended November 30, 2014. The EIA forecasts that total U.S. natural gas marketed production will increase by 0.7% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas production level will be approximately 33 Tcf in 2040, or 18% of the projected worldwide total of approximately 187 Tcf.

Historically, oil and natural gas prices in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $2.28 per MMBtu at December 31, 2015, which was approximately 8% and 27% lower than prices at September 30, 2015 and December 31, 2014, respectively, and the U.S. natural gas liquid composite price was $4.72 per MMBtu for the month of November 2015, which was approximately 3% and 16% lower than the prices for the months of September 2015 and December 2014, respectively. These price declines have caused many companies to reduce their natural gas drilling and production activities, particularly in more mature and predominantly dry gas areas and in shale plays in the U.S., where we provide a significant amount of contract operations services, which led to a decline in our contract operations business during 2015. These price declines are expected to lead to a continued decrease in capital investment and in the number of new gas wells being drilled in 2016 by exploration and production companies. In addition, the West Texas Intermediate crude oil spot price was $37.13 per barrel at December 31, 2015, which was approximately 18% and 31% lower than prices at September 30, 2015 and December 31, 2014, respectively, which is expected to lead to a continued decrease in capital investment and in the number of new oil wells being drilled in 2016 by exploration and production companies. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity.

During periods of lower oil or natural gas prices, our customers may not be able to recover the full amount of their drilling and production costs in the regions in which we operate. As a result, our customers may cease production in existing wells and decline to drill new wells, which would lower their demand for our services. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. The loss by these midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. A reduction in the demand for our services could result in our customers seeking to preserve capital by canceling contracts or determining not to enter into new contract operations service contracts, which could lead to a reduction in our business activity levels and our pricing. As a result of the significant decline in oil and natural gas prices since the third quarter of 2014, U.S. producers reduced their capital budgets for 2015 and research analysts are forecasting declines in U.S. capital spending for drilling activity in 2016. In 2015, we experienced an operating horsepower decline. Due to the expected continued decrease in customer spending in 2016 and the expectation that our customers will cease production from wells that are uneconomic for them to produce, we anticipate lower demand for our services during 2016 than in 2015. As a result, we expect continued operating horsepower declines in 2016 and we may also experience increased pricing pressure on the services we provide during 2016, which is expected to result in a decline in our contract operations business in 2016. We also anticipate investing less capital in new fleet units in 2016 than we did in 2015.

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

•	our contract operations business is tied primarily to oil and natural gas production and consumption, which are generally less cyclical in nature than exploration activities.

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

Customers

Our current customer base consists of companies engaged in various aspects of the oil and natural gas industry, including natural gas producers, processors, gatherers, transporters and storage providers. We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing. During the year ended December 31, 2015, Williams Partners (formerly known as “Access”) accounted for approximately 16% of our revenue. During the year ended December 31, 2014, Access accounted for approximately 12% of our revenue. Access merged with Williams Partners L.P., a publicly traded limited partnership controlled by the William Companies, Inc. (“Williams Parent”), in February 2015 and, on an as-combined basis, Access and Williams Partners would have accounted for approximately 15% of our revenue during the year ended December 31, 2014. Additionally, during the year ended December 31, 2015, Anadarko Petroleum Corporation (“Anadarko”) accounted for approximately 10% of our revenue. No other customer accounted for more than 10% of our revenue during 2014 or 2015, and no single customer accounted for more than 10% of our revenue during the year ended December 31, 2013. On September 28, 2015, Williams Parent and Energy Transfer Equity, L.P. (“ETE”) announced that they had entered into a definitive merger agreement pursuant to which an affiliate of ETE will acquire Williams Parent, and ETE will control Williams Parent and, indirectly, Williams Partners (the “Williams Merger”). There is no guarantee that, upon the expiration of the Partnership’s existing services agreements with Williams Partners or Anadarko, Williams Partners will choose (or, if the Williams Merger closes, ETE will cause Williams Partners) to renew or Anadarko will choose to renew these existing services agreements or enter into similar agreements with the Partnership. The loss of our business with Williams Partners or Anadarko, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Williams Partners or Anadarko to meet their payment obligations under our contractual arrangements, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Sales and Marketing

Our marketing and client service functions are coordinated and performed by Archrock sales and field service personnel. Salespeople and field service personnel regularly visit our customers to ensure customer satisfaction, to determine customer needs as to services currently being provided and to ascertain potential future compression services requirements. This ongoing communication allows us to quickly identify and respond to customer requests.

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

Term and Termination.  Our customers typically contract for our contract operations services on a site-by-site basis. Following the initial minimum term for our contract compression services, which is typically around twelve months, contract compression services generally continue until terminated by either party with 30 days’ advance notice.

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

Insurance.  Typically, both we and our customers are required to carry general liability, worker’s compensation, employers’ liability, automobile and excess liability insurance. Archrock insures our property and operations and is substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles Archrock absorbs under its insurance arrangements for these risks.

Suppliers

Prior to the Spin-off, our sole supplier of newly-fabricated equipment was Archrock. On November 3, 2015, in connection with Archrock’s contribution of its global fabrication business to Exterran in the Spin-off, we entered into a supply agreement with Exterran under which, during the term of the agreement, we are required to purchase our requirements of newly-fabricated compression equipment from Exterran and its affiliates, subject to certain exceptions. Pursuant to the supply agreement, if we acquire a new business that is not party to a firm supply agreement, then we will use our commercially reasonable efforts to order such business’s newly fabricated compressor requirements from Exterran. If, however, the new business is already party to a firm supply agreement, then we may continue to order such equipment under that existing third-party supply agreement as long as orders for the succeeding twelve-month period do not exceed such business’s orders for the prior twelve-month period. We may also transfer, exchange or lease compression equipment with Archrock.

We rely on Exterran, who in turn relies on a limited number of suppliers, for some of the components used in our newly-fabricated equipment. We believe alternative sources of these components are generally available but at prices that may not be as economically advantageous to us as those offered by Exterran. We believe Exterran’s relations with its suppliers are satisfactory.

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

Increased size and geographic scope offer compression services providers operating and cost advantages. As the number of compression applications and size of the compression fleet increases, the number of required sales, administrative and maintenance personnel increases at a lesser rate, resulting in operational efficiencies and potential cost advantages. Additionally, broad geographic scope allows compression service providers to more efficiently provide services to all customers, particularly those with compression applications in remote locations. Our relationship with Archrock allows us to access a diverse fleet of compression equipment and a broad geographic base of operations and related operational personnel that we believe gives us more flexibility in meeting our customers’ needs than many of our competitors. We also believe that our relationship with Archrock provides us with resources that allow us to efficiently manage our customers’ compression service needs.

Non-competition Arrangement with Archrock

Under the Omnibus Agreement, subject to the provisions described below, Archrock has agreed not to offer or provide compression services to our contract operations services customers that are not also contract operations services customers of Archrock. Compression services include natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service, gas processing operations services and operation, maintenance, service, repairs or overhauls of compression equipment owned by third parties. Similarly, we have agreed not to offer or provide compression services to Archrock’s contract operations services customers that are not also our contract operations services customers.

Some of our customers are also Archrock’s contract operations services customers, which we refer to as overlapping customers. We and Archrock have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the most recent amendment to the Omnibus Agreement, each being referred to as a “Partnership site” or an “Archrock site,” as applicable. Pursuant to the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership site or an Archrock site, whether in addition to or in replacement of the equipment existing at such site on the date of the most recent amendment to the Omnibus Agreement, we may provide contract operations services if such overlapping customer is a Partnership overlapping customer, and Archrock will be entitled to provide such contract operations services if such overlapping customer is an Archrock overlapping customer. Additionally, any additional contract operations services provided to a Partnership overlapping customer will be provided by us and any additional services provided to an Archrock overlapping customer will be provided by Archrock.

Archrock also has agreed that new customers for contract compression services are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. In that case, Archrock may provide compression services to the new customer. If we or Archrock enter into a compression services contract with a new customer, either we or Archrock, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Archrock on the date of the Omnibus Agreement.

The non-competition arrangements described above do not apply to:

•	our provision of contract compression services to a particular Archrock customer or customers, with the approval of Archrock;

•	Archrock’s provision of contract compression services to a particular customer or customers of ours, with the approval of the conflicts committee of our board of directors;

•	our purchase and ownership of not more than five percent of any class of securities of any entity that provides contract compression services to Archrock’s contract compression services customers;

•	Archrock’s purchase and ownership of not more than five percent of any class of securities of any entity that provides contract compression services to our contract compression services customers;

•	Archrock’s ownership of us;

•
our acquisition, ownership and operation of any business that provides contract compression services to Archrock’s contract compression services customers if Archrock has been offered the opportunity to purchase the business for its fair market value from us and Archrock declines to do so. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, we will agree not to provide contract compression services to Archrock’s customers that are also customers of the acquired business at the sites at which Archrock is providing contract operations services to them at the time of the acquisition;

•
Archrock’s acquisition, ownership and operation of any business that provides contract compression services to our contract operations services customers if we have been offered the opportunity to purchase the business for its fair market value from Archrock and we decline to do so with the concurrence of the conflicts committee of our board of directors. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, Archrock will agree not to provide contract operations services to our customers that are also customers of the acquired business at the sites at which we are providing contract operations services to them at the time of the acquisition; or

•
a situation in which one of our customers (or its applicable business) and a customer of Archrock (or its applicable business) merge or are otherwise combined, in which case, each of we and Archrock may continue to provide contract operations services to the applicable combined entity or business without being in violation of the non-competition provisions, but Archrock and the conflicts committee of our board of directors must negotiate in good faith to implement procedures or such other arrangements, as necessary, to protect the value to each of Archrock and us of the business of providing contract operations services to each such customer or its applicable business.

Unless the Omnibus Agreement is terminated earlier due to a change of control of Archrock GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2017 or on the date on which a change of control of Archrock occurs, whichever event occurs first. If a change of control of Archrock occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Archrock will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

Air Emissions

The CAA and analogous state laws and their implementing regulations regulate emissions of air pollutants from various sources, including natural gas compressors, and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our standard contract operations agreement typically provides that the customer will assume permitting responsibilities and certain environmental risks related to site operations.

New Source Performance Standards (“NSPS”) -

On September 18, 2015, the U.S. Environmental Protection Agency (“EPA”) issued proposed regulations that would amend the NSPS for the oil and natural gas source category and would apply to sources of emissions of methane and volatile organic compounds (“VOC”) from certain processes, activities and equipment that is constructed, modified or reconstructed after that date. Specifically, the proposed regulation contains both methane and VOC standards for several emission sources not currently covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The proposed amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. At this point, we cannot predict whether any such proposed regulations would require us to incur material costs.

Venting and Flaring on Federal Lands -

On January 22, 2016, the U.S. Department of the Interior’s Bureau of Land Management proposed a new regulation to reduce venting and flaring on federal lands. If adopted as proposed, the regulation would require leak detection inspections at compressor stations and would impose requirements to reduce emissions from pneumatic controllers, among other things. At this point, we cannot predict whether the proposed regulation would require us to incur material costs.

National Ambient Air Quality Standards (“NAAQS”) -

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 parts per billion (ppb), which is a reduction from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015. The states are expected to establish revised attainment/non-attainment regions based on the revised ozone standard by approximately October 2017, utilizing air quality data collected between 2014 and 2016. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

TCEQ -

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

Generally -

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

Independent of Congress, the EPA has been pursuing regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2015.

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

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Many of Archrock’s facilities on which we may store inactive compression units have applied for and obtained industrial wastewater discharge permits as well as sought coverage under local wastewater ordinances. U.S. federal laws also require development and implementation of spill prevention, controls, and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak at such facilities.

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

While we do not own any material facilities or properties, we use Archrock’s properties for the storage and maintenance and repair of inactive compressor units and lease some properties used in support of our operations. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons, hazardous substances, or other regulated wastes may have been disposed of or released on or under the properties used or leased by us or on or under other locations where such materials have been taken for disposal by companies sub-contracted by us. In addition, many of these properties have been previously owned or operated by third parties whose treatment and disposal or release of hydrocarbons, hazardous substances or other regulated wastes was not under our control. These properties and the materials released or disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate historical property contamination, or to perform certain operations to prevent future contamination. At certain of such sites, Archrock is currently working with the prior owners who have undertaken to monitor and clean up contamination that occurred prior to Archrock’s acquisition of these sites. We are not currently under any order requiring that we undertake or pay for any cleanup activities. However, we cannot provide any assurance that we will not receive any such order in the future.

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

Indemnification for Environmental Liabilities

Under the Omnibus Agreement, Archrock has agreed to indemnify us, for a three-year period following each applicable asset acquisition from Archrock, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the acquired assets that occur before the acquisition date. Archrock’s maximum liability for environmental indemnification obligations under the Omnibus Agreement cannot exceed $5 million, and Archrock will not have any obligation under the environmental or any other indemnification until our aggregate losses exceed $250,000. Archrock will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify Archrock against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Archrock is not required to indemnify us.

Employees and Labor Relations

We do not have any employees. Under the Omnibus Agreement, we reimburse Archrock for the allocated costs of its personnel who provide direct or indirect support for our operations. Archrock considers its employee relations to be satisfactory.

Available Information

Our website address is www.archrock.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (“SEC”). Information on our website is not incorporated by reference in this Annual Report on Form 10-K or any of our other securities filings. Paper copies of our filings are also available, without charge, from Archrock Partners, L.P., 16666 Northchase Drive, Houston, Texas 77060, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•	the Code of Business Conduct of Archrock GP LLC; and

•	the charters of the audit, conflicts and compensation committees of Archrock GP LLC.

Item 1A.  Risk Factors

As described in Part I (“Disclosure Regarding Forward-Looking Statements”), this Annual Report on Form 10-K contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occurs, our business, financial condition, results of operations and our ability to make cash distributions to our unitholders could be negatively impacted.

Risks Related to Our Business

Continued low oil and natural gas prices in the U.S. are expected to decrease demand for our natural gas compression services and result in a decline in our business in 2016, which could decrease our cash available for distribution and limit our ability to make cash distributions to our unitholders at our current distribution rate.

Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression services. For example, the Henry Hub spot price for natural gas was $2.28 per MMBtu at December 31, 2015, which was approximately 8% and 27% lower than prices at September 30, 2015 and December 31, 2014, respectively, and the U.S. natural gas liquid composite price was $4.72 per MMBtu for the month of November 2015, which was approximately 3% and 16% lower than the prices for the months of September 2015 and December 2014, respectively. These price declines have caused many companies to reduce their natural gas drilling and production activities, particularly in more mature and predominantly dry gas areas and in shale plays in the U.S., where we provide a significant amount of contract operations services, which led to a decline in our contract operations business during 2015. These price declines are expected to lead to a continued decrease in capital investment and in the number of new gas wells being drilled in 2016 by exploration and production companies. In addition, the West Texas Intermediate crude oil spot price was $37.13 per barrel at December 31, 2015, which was approximately 18% and 31% lower than prices at September 30, 2015 and December 31, 2014, respectively, which is expected to lead to a continued decrease in capital investment and in the number of new oil wells being drilled in 2016 by exploration and production companies. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity.

During periods of lower oil or natural gas prices, our customers may not be able to recover the full amount of their drilling and production costs in the regions in which we operate. As a result, our customers may cease production in existing wells and decline to drill new wells, which would lower their demand for our services. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. The loss by these midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. A reduction in the demand for our services could result in our customers seeking to preserve capital by canceling contracts or determining not to enter into new contract operations service contracts, which could lead to a reduction in our business activity levels and our pricing, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

As a result of the significant decline in oil and natural gas prices since the third quarter of 2014, U.S. producers reduced their capital budgets for 2015 and research analysts are forecasting declines in U.S. capital spending for drilling activity in 2016. In 2015, we experienced an operating horsepower decline. Due to the expected continued decrease in customer spending in 2016 and the expectation that our customers will cease production from wells that are uneconomic for them to continue to produce, we anticipate lower demand for our services during 2016 than in 2015. As a result, we expect continued operating horsepower declines in 2016 and we may also experience increased pricing pressure on the services we provide during 2016, which is expected to result in a decline in our contract operations business in 2016. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution, which could limit our ability to make cash distributions to our unitholders at our current distribution rate.

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to make cash distributions to our unitholders at our current distribution rate.

The amount of cash distributions are determined by our board of directors on a quarterly basis. In order to pay cash distributions at the current rate, we will require available cash of approximately $39.7 million per quarter, or $158.8 million per year, based on the number of common and general partner units outstanding on December 31, 2015. In light of current market conditions, we may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at our current distribution rate or at all. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described in this section.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level of capital expenditures we make;

•	the cost of acquisitions;

•	the rates we charge for our compression services;

•	the level of demand for our compression services;

•	the creditworthiness of our customers;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to refinance our debt in the future or borrow funds and access capital markets;

•	restrictions contained in our debt agreements; and

•	the amount of cash reserves established by our general partner.

Failure to generate sufficient cash flow, together with the absence of alternative sources of capital, could adversely impact our results of operations and cash available for distribution to our unitholders, which could limit our ability to make cash distributions to our unitholders at our current distribution rate.

We and Archrock also continue to explore ways to reduce our operating expenses. For example, in January 2016, Archrock determined to undertake a cost reduction program in light of current and expected activity levels and to mitigate the impact of the anticipated overall decline in its and our contract operations business during 2016 as a result of the low commodity price environment. Any such cost reductions that are achieved by Archrock could reduce the allocated costs for which we are required to reimburse Archrock under our Omnibus Agreement, but may not be sufficient to offset any declines in revenue. In addition, achieving significant cost reductions will be challenging, and there is no guarantee that Archrock’s cost reduction program will result in a reduction in the allocated costs for which we reimburse Archrock under the Omnibus Agreement or that we will be able to reduce our other operating expenses. The inability by Archrock or us to reduce operating expenses could have a material adverse effect on our business, results of operations, financial condition and cash available for distribution, which could limit our ability to make cash distributions to our unitholders at our current distribution rate.

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2015, we had approximately $1.4 billion in outstanding debt obligations. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this Annual Report on Form 10-K.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and

•	limit our ability to refinance our debt in the future or borrow additional funds; and

•	limit our ability to maintain our cash distributions to unitholders.

Covenants in our Credit Agreement may impair our ability to operate our business.

Our senior secured credit agreement (the “Credit Agreement”) contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the April 2015 Contract Operations Acquisition closed during the second quarter of 2015, our Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended June 30, 2015 and continued at that level through December 31, 2015, reverting to 5.25 to 1.0 for the quarter ending March 31, 2016 and subsequent quarters. As of December 31, 2015, we maintained a 4.5 to 1.0 EBITDA to Total Interest Expense ratio, a 4.5 to 1.0 Total Debt to EBITDA ratio and a 2.3 to 1.0 Senior Secured Debt to EBITDA ratio. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, possibly including reductions in our general and administrative expenses, capital expenditures or the payment of cash distributions at our current distribution rate. Any of these measures could have an adverse effect on our operations, cash flows and the price of our common units.

The breach of any of our covenants could result in a default under our Credit Agreement which could cause our indebtedness under our Credit Agreement to become due and payable. In addition, a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected. As of December 31, 2015, we are in compliance with all financial covenants under our Credit Agreement.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and production activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. A reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing could result in a reduction in our customers’ spending for our services. For example, our customers could seek to preserve capital by canceling contracts or determining not to enter into any new natural gas compression service contracts, thereby reducing demand for our services. Furthermore, the loss by our midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. Reduced demand for our services could adversely affect our business, financial condition, results of operations and ability to make cash distributions to our unitholders. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

We depend on Williams Partners and Anadarko for a significant portion of our revenue. The loss of our business with Williams Partners or Anadarko or the inability or failure of Williams Partners or Anadarko to meet their payment obligations may adversely affect our financial results.

During the year ended December 31, 2015, Williams Partners and Anadarko accounted for approximately 16% and 10%, respectively, of our consolidated revenue. On September 28, 2015, Williams Parent and Energy Transfer Equity, L.P. (“ETE”) announced that they had entered into a definitive merger agreement pursuant to which an affiliate of ETE will acquire Williams Parent, and ETE will control Williams Parent and, indirectly, Williams Partners (the “Williams Merger”). There is no guarantee that, upon the expiration of the Partnership’s existing services agreements with Williams Partners or Anadarko, Williams Partners will choose (or, if the Williams Merger closes, ETE will cause Williams Partners) to renew or Anadarko will choose to renew these existing services agreements or enter into similar agreements with the Partnership. The loss of our business with Williams Partners or Anadarko, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Williams Partners or Anadarko to meet their payment obligations under our contractual arrangements, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

We are engaged in ongoing litigation regarding our qualification as a Heavy Equipment Dealer, the qualification of our natural gas compressors as Heavy Equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes, as well as the location where our natural gas compressors are taxable, under revised Texas statutes. If this litigation is resolved against us, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would adversely impact our results of operations and cash available for distribution.

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. We further believe that, under the Heavy Equipment Statutes, our natural gas compressors are taxable in the counties where we maintain a business location and keep natural gas compressors. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts. See Part I, Item 3 (“Legal Proceedings”) and Note 16 (“Commitments and Contingencies”) to our Financial Statements included in this Annual Report on Form 10-K for additional information regarding legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a Heavy Equipment Dealer, the qualification of our natural gas compressors as Heavy Equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes, as well as the location where our natural gas compressors are taxable, under revised Texas statutes.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $14.6 million during the year ended December 31, 2015. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $35.3 million as of December 31, 2015, of which approximately $8.0 million has been agreed to by a number of appraisal review boards and county appraisal districts and $27.3 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Our inability to fund purchases of additional compression equipment could adversely impact our results of operations and cash available for distribution.

We may not be able to maintain or grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our senior secured credit facility may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Additionally, pursuant to our partnership agreement, we intend to distribute all of our “available cash,” as defined in our partnership agreement, to our unitholders on a quarterly basis. Therefore, a significant portion of our cash flow from operations will be used to fund such distributions. As a result, we intend to fund our growth capital expenditures and acquisitions, including any future acquisition of compression services contracts and equipment from Archrock, with external sources of capital including additional borrowings under our senior secured credit facility and/or public or private offerings of equity or debt. Our ability to grow our asset and customer base could be impacted by any limits on our ability to access equity and debt capital.

As a result of recent market instability, we may be unable to access the capital and credit markets to obtain additional capital, which could adversely affect our operations, impair our ability to make acquisitions or capital expenditures and reduce the amount of cash available for distribution.

We may require additional capital to increase our asset or operational base or to maintain our distributions. Recent instability in the capital and credit markets (both generally and in the oil and gas industry in particular) could limit our ability to access these markets to raise debt or equity capital on affordable terms or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness. Recent decreases in commodity prices, among other things, may cause some lenders to increase interest rates, enact tighter lending standards, refuse to finance existing debt at maturity on favorable terms or at all and may reduce or cease to provide funding to borrowers. If we are unable to access the capital and credit markets on favorable terms, or if we are not successful in raising capital within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition and could limit our ability to make cash distributions to our unitholders at our current distribution rate.

If we do not make acquisitions on economically acceptable terms, our future growth and our ability to maintain distributions to our unitholders could be limited.

Our ability to grow depends, in part, on our ability to make accretive acquisitions. If we are unable to make accretive acquisitions either because we are: (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (ii) unable to obtain financing for these acquisitions on economically acceptable terms, or (iii) outbid by competitors, then our future growth and ability to maintain distributions could be limited. Furthermore, even if we make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

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

We may be unable to grow through the future purchase of additional assets from Archrock’s contract operations business, which could limit our ability to maintain distributions to our unitholders.

Archrock is under no obligation to offer us the opportunity to purchase any assets from its contract operations business, and its board of directors owes fiduciary duties to the stockholders of Archrock, and not our unitholders, in making any decision to offer us any such opportunity. Likewise, we are not required to purchase any additional assets of such business.

The consummation of any such purchase will depend upon, among other things, our ability to reach an agreement with Archrock regarding the terms of such purchase (which will require the approval of the conflicts committee of our board of directors) and our ability to finance such purchase on acceptable terms. Additionally, Archrock may be limited in its ability to consummate any sale of additional assets from such business to us by the terms of its existing or future credit facilities or indentures. Furthermore, our senior secured credit facility includes covenants that may limit our ability to finance acquisitions. If a sale of any additional assets from Archrock’s contract operations business would be restricted or prohibited by such covenants, we or Archrock may be required to seek waivers of such provisions or refinance those debt instruments in order to consummate a sale, neither of which may be accomplished timely, if at all. If we are unable to grow through the future purchase of additional assets from Archrock’s contract operations business, our ability to maintain distributions to our unitholders may be limited.

We have been in the past dependent on our cost caps from Archrock to generate sufficient cash from operating surplus to enable us to make cash distributions approximating our current distribution rate. These cost caps were in effect through December 31, 2014; however, effective January 1, 2015, the cost caps provisions of the Omnibus Agreement terminated. Their termination may reduce the amount of cash flow available to unitholders in the future and, accordingly, could impair our ability to maintain our distributions.

Under the Omnibus Agreement, our obligation to reimburse Archrock for any cost of sales that it incurred in the operation of our business and any cash SG&A expense allocated to us was capped (after taking into account any such costs we incurred and paid directly) through December 31, 2014. Cost of sales was capped at $21.75 per operating horsepower per quarter through December 31, 2013 and $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $12.5 million per quarter from April 1, 2013 through December 31, 2013, $15.0 million per quarter from January 1, 2014 through April 9, 2014 and $17.7 million per quarter from April 10, 2014 through December 31, 2014.

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.5 million, and $12.4 million during 2014 and 2013, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $11.4 million and $12.8 million during 2014 and 2013, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Annual Report on Form 10-K for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $13.9 million and $25.2 million lower during 2014 and 2013, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.20x and 1.13x during 2014 and 2013, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.30x and 1.36x during 2014 and 2013, respectively.

Effective January 1, 2015, the cost caps provisions of the Omnibus Agreement terminated. As a result, our distributable cash flow will be reduced by the full amount of our cost of sales and SG&A expense, which could reduce the amount of cash flow available to unitholders in the future and, accordingly, could impair our ability to maintain our distributions.

Our reliance on Archrock as an operator of our assets and our limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Pursuant to the Omnibus Agreement, Archrock provides us with all administrative and operational services, including all operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering services necessary to run our business. Our operational success and ability to execute our growth strategy depends significantly upon Archrock’s satisfactory operation of our assets and performance of these services. Our reliance on Archrock as an operator of our assets and our resulting limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Due to our significant relationship with Archrock, adverse developments concerning Archrock, as well as Archrock’s decreased size following the Spin-off, could adversely affect us, even if we have not suffered any similar developments.

Through its subsidiaries, Archrock owns all of our general partner interests, including all of the incentive distribution rights, and a significant amount of our limited partner interests. Our access to Archrock’s personnel, logistical capabilities, geographic scope and operational efficiencies allows us to provide a full complement of contract operations services. In addition, we benefit from a number of arrangements in the Omnibus Agreement between us and Archrock (see Note 3 (“Related Party Transactions”) to our Financial Statements for further discussion of the Omnibus Agreement). A material adverse effect upon Archrock’s assets, liabilities, financial condition, business or operations could impact Archrock’s ability to continue to provide these benefits to us. As a result, we could experience a material adverse effect upon our business, results of operations, financial condition and ability to make cash distributions to our unitholders, even if we have not suffered any similar developments.

Following the closing of the Spin-off, certain of Archrock’s fabrication operations, logistical capabilities, geographic scope and operational efficiencies were contributed to Exterran, and certain of Archrock’s key personnel became employees of Exterran. As a result, Archrock is a smaller and less diversified company with more limited financial resources and operational capabilities, and Archrock may be unable or unwilling to provide us with certain financial and operational support, including certain historical cost caps Archrock provided to us prior to 2015, that it was able or willing to provide to us prior to the Spin-off. Archrock’s status as a smaller company and loss of these capabilities and key personnel could have a material adverse effect upon our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

As a result of our supply agreement with Exterran, we are subject to counterparty risk associated with Exterran’s business, including product shortages and price increases involving Exterran’s suppliers, which could have a negative impact on our results of operations. Additionally, if we are unable to purchase compression equipment from Exterran or other third parties, we may be unable to retain existing customers or compete for new customers, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Under the terms of our supply agreement with Exterran, we are required to purchase our requirements of newly-fabricated compression equipment during the term of the agreement from Exterran and its affiliates, subject to certain exceptions. As a result, we are subject to many of the same counterparty risks as Exterran with respect to its suppliers. For example, certain of the major components used in the compression equipment we expect to purchase from Exterran are obtained by Exterran from a single source or a limited group of suppliers. Exterran’s reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. Exterran does not have long-term contracts with some of these sources, and the partial or complete loss of certain of these sources could have a negative impact on our ability to obtain compression equipment from Exterran which, in turn, could have a negative impact on our results of operations, reputation and customer relationships. Further, any increase in component prices for compression equipment fabricated by Exterran for us will be passed on to us under the terms of our supply agreement. As a result, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

Additionally, except as set forth in our supply agreement, Exterran is not under any obligation to offer or sell to us newly-fabricated compression equipment, and may choose not to sell such equipment to us on time or at all. In the event that we are not able to purchase compression equipment from Exterran, we may not be able to purchase such compression equipment from third-party producers or marketers of such equipment or from our competitors on comparable terms or at all. If we are unable to purchase compression equipment on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us, or we may not be able to compete for business from new or existing customers, which, in each case, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

If we acquire additional compression equipment from Archrock we expect that our maintenance capital expenditures would increase, which could reduce the amount of cash available for distribution.

Archrock manages its and our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. Given that the majority of the idle compression equipment has been and is currently held by Archrock, much of the idle compression equipment required for these contract operations services opportunities has been held by Archrock. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Since Archrock has owned the majority of such equipment, Archrock has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased to the recipient, the maintenance capital cost is a component of the lease rate that is paid under the lease. If we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures would increase, which could reduce our cash available for distribution.

A substantial portion of our cash flow must be used to service our debt obligations, and future interest rate increases could reduce the amount of our cash available for distribution.

At December 31, 2015, we had $1.4 billion in outstanding debt obligations, consisting of $345.3 million net of the unamortized discount outstanding under the 2014 Notes, $346.1 million net of the unamortized discount outstanding under our 6% senior notes due April 2021 (the “2013 Notes”), $580.5 million outstanding under our revolving credit facility and $150.0 million outstanding under our term loan. Our Credit Agreement, which consists of a revolving credit facility and term loan facility, requires that we make mandatory prepayments of the term loan with the net cash proceeds of certain asset transfers. Borrowings under our senior secured credit facility bear interest at floating rates. We have effectively fixed a portion of the floating rate debt through the use of interest rate swaps; however, changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. As of December 31, 2015, after taking into consideration interest rate swaps, we had $230.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2015 would result in an annual increase in our interest expense of approximately $2.3 million. Any such increase in our interest expense could reduce the amount of cash we have available for distribution.

Our agreement not to compete with Archrock could limit our ability to grow.

We have entered into an Omnibus Agreement with Archrock and several of its subsidiaries. The Omnibus Agreement includes certain agreements not to compete between us and our affiliates, on the one hand, and Archrock and its affiliates, on the other hand. This agreement not to compete with Archrock could limit our ability to grow. For further discussion of the Omnibus Agreement, please see Note 3 (“Related Party Transactions”) to our Financial Statements.

We face significant competitive pressures that may cause us to lose market share and harm our financial performance.

Our business is highly competitive and there are low barriers to entry. We experience competition from companies that may be able to adapt more quickly to technological changes within our industry and changes in economic and market conditions, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may not be able to compete effectively. In addition, we could face significant competition from new entrants into our industry. Some of our existing competitors or new entrants may expand or fabricate new compressor units that would create additional competition for the services we provide to our customers. In addition, our customers may purchase and operate their own compressor fleets in lieu of using our natural gas compression services. We also may not be able to take advantage of certain opportunities or make certain investments because of our debt levels and our other obligations. Any of these competitive pressures could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We may not be able to grow our cash flows if we do not expand our business, which could limit our ability to maintain distributions to our unitholders.

Our ability to grow the per-unit distribution on our units is dependent in part upon our ability to expand our business. Our future growth will depend upon a number of factors, some of which we cannot control. These factors include our ability to:

•	acquire additional contract operations services business from Archrock;

•	consummate accretive acquisitions;

•	enter into contracts for new services with our existing customers or new customers; and

•	obtain required financing for our existing and new operations.

A deficiency in any of these factors could adversely affect our ability to achieve growth in the level of our cash flows or realize benefits from acquisitions.

Archrock continues to own and operate a contract compression business, competition from which could adversely impact our results of operations and cash available for distribution.

Archrock and its affiliates, other than us, are prohibited from competing directly or indirectly with us with respect to certain of our existing customers and certain locations where we currently conduct business, and with respect to any new contract compression services customer that approaches either Archrock or ourselves, until the earlier of December 31, 2017, a change of control of Archrock or our general partner, or the removal or withdrawal of our general partner. Otherwise, Archrock is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Archrock continues to own and operate a contract operations business, including natural gas compression, and continues to engage in aftermarket service activities. Archrock is an established participant in the contract operations business, and has greater resources, including idle compression equipment, operating personnel, vendor relationships and experience, than we have, which factors may make it more difficult for us to compete with it with respect to commercial activities as well as for acquisition opportunities. Archrock and its affiliates may acquire or dispose of additional natural gas compression or other assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Archrock could adversely impact our results of operations and cash available for distribution.

Our ability to manage and grow our business effectively may be adversely affected if Archrock loses management or operational personnel.

Our officers are also officers or employees of Archrock. Additionally, we do not have any of our own employees, but rather rely on Archrock’s employees to operate our business and, following the closing of the Spin-off, certain of Archrock’s key personnel became employees of Exterran. We believe that Archrock’s ability to hire, train and retain qualified personnel will continue to be challenging and important as we grow. When general industry conditions are good, the supply of experienced operational and field personnel, in particular, decreases as other energy companies’ needs for the same personnel increase. Our ability to grow and to continue our current level of service to our customers will be adversely impacted if Archrock is unable to successfully hire, train and retain these important personnel.

Our operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations entail inherent risks including equipment defects, malfunctions and failures and natural disasters which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us to substantial liability for personal injury, wrongful death, property damage, pollution and other environmental damages. Archrock insures our property and operations against many of these risks; however, the insurance it carries may not be adequate to cover our claims or losses. Archrock currently has minimal amount of insurance on our offshore assets. In addition, Archrock is substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles it absorbs under its insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations, financial condition and ability to make cash distributions to our unitholders could be negatively impacted.

We indirectly depend on particular suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.

Some of the parts and components used in our compressors are obtained by Archrock from a single source or a limited group of suppliers. Archrock’s reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. Archrock does not have long-term contracts with some of these suppliers, and its partial or complete loss of certain of these suppliers could have a negative impact on our results of operations and could damage our customer relationships. As a result, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

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

The size, nature and complexity of our business make us susceptible to various claims, both in litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 (“Legal Proceedings”) and also Note 16 (“Commitments and Contingencies”) to our Financial Statements included in this Annual Report on Form 10-K for additional information regarding certain legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a heavy equipment dealer, the qualification of our natural gas compressors as heavy equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes, as well as the location where our natural gas compressors are taxable, under revised Texas statutes.

U.S. Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect demand for our contract operations services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state agencies, but recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate U.S. federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing.

For example, at the U.S. federal level, the U.S. Environmental Protection Agency (“EPA”) issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act and proposed regulations under the CWA governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. On March 26, 2015, the U.S. Department of the Interior’s Bureau of Land Management released a final rule that updates existing regulation of hydraulic fracturing activities on U.S. federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water. The final rule was expected to be effective on June 24, 2015, but, on September 30, 2015, a federal district court issued a preliminary injunction preventing implementation of the rule. In addition, several governmental reviews are underway that focus on environmental aspects of hydraulic fracturing activities. In June 2015, the EPA released its draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. The draft report is expected to be finalized after a public comment period and a formal review by EPA’s Science Advisory Board. In addition, the White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The results of this study or similar governmental reviews could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act of 1974 or otherwise.

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

On September 18, 2015, the EPA issued proposed regulations that would amend the New Source Performance Standards (“NSPS”) for the oil and natural gas source category and would apply to sources of emissions of methane and volatile organic compounds (“VOC”) from certain processes, activities and equipment that is constructed, modified or reconstructed after that date. Specifically, the proposed regulation contains both methane and VOC standards for several emission sources not currently covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The proposed amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. At this point, we cannot predict whether any such proposed regulations would require us to incur material costs.

On January 22, 2016, the U.S. Department of the Interior’s Bureau of Land Management proposed a new regulation to reduce venting and flaring on federal lands. If adopted as proposed, the regulation would require leak detection inspections at compressor stations and would impose requirements to reduce emissions from pneumatic controllers, among other things. At this point, we cannot predict whether the proposed regulation would require us to incur material costs.

On October 1, 2015, the EPA issued a new National Ambient Air Quality Standards (“NAAQS”) ozone standard of 70 parts per billion (ppb), which is a reduction from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015. The states are expected to establish revised attainment/non-attainment regions based on the revised ozone standard by approximately October 2017, utilizing air quality data collected between 2014 and 2016. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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

We conduct operations at numerous facilities in a wide variety of locations across the continental U.S. The operations at many of these facilities require environmental permits or other authorizations. Additionally, natural gas compressors at many of our customers’ facilities require individual air permits or general authorizations to operate under various air regulatory programs established by rule or regulation. These permits and authorizations frequently contain numerous compliance requirements, including monitoring and reporting obligations and operational restrictions, such as emission limits. Given the large number of facilities in which we operate, and the numerous environmental permits and other authorizations that are applicable to our operations, we may occasionally identify or be notified of technical violations of certain requirements existing in various permits or other authorizations. Occasionally, we have been assessed penalties for our non-compliance, and we could be subject to such penalties in the future.

We routinely deal with natural gas, oil and other petroleum products. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties used by us to provide contract operations services or inactive compression storage or on or under other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, remediation and monitoring requirements under environmental laws and regulations.

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

Independent of Congress, the EPA has been pursuing regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2015.

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

Risks Inherent in an Investment in Our Common Units

Archrock controls our general partner, which has sole responsibility for conducting our business and managing our operations. Archrock has conflicts of interest, which may permit it to favor its own interests to our unitholders’ detriment.

Archrock owns and controls our general partner. Our executive officers are officers of Archrock. Therefore, conflicts of interest may arise between Archrock and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•
neither our partnership agreement nor any other agreement requires Archrock to pursue a business strategy that favors us. Archrock’s directors and officers have a fiduciary duty to make these decisions in the best interests of the owners of Archrock, which may be contrary to our interests;

•
our general partner controls the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and Archrock, on the other hand, including provisions governing administrative services, acquisitions and transfers of compression equipment and non-competition provisions;

•	our general partner controls whether we agree to acquire additional contract operations customers or assets from Archrock that are offered to us by Archrock and the terms of any such acquisition;

•	our general partner is allowed to take into account the interests of parties other than us, such as Archrock and its affiliates, in resolving conflicts of interest;

•
other than as provided in our Omnibus Agreement with Archrock, Archrock and its affiliates are not limited in their ability to compete with us. Archrock will continue to engage in contract operations services as well as third-party sales coupled with aftermarket service contracts and may, in certain circumstances, compete with us with respect to any future acquisition opportunities;

•	Archrock’s contract compression services businesses may compete with us for idle compression equipment and Archrock is under no obligation to offer equipment to us for purchase or use;

•
all of the officers and employees of Archrock who provide services to us also will devote significant time to the business of Archrock, and will be compensated by Archrock for the services rendered to it;

•
our general partner has limited its liability and reduced its fiduciary duties, and has also restricted the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•
our general partner determines the amount and timing of any asset purchases and sales, borrowings, issuance of additional partnership securities and reserves, each of which can affect the amount of cash that is distributed to unitholders;

•
our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is a maintenance capital expenditure, which reduces operating surplus, or a growth capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us and Archrock determines the allocation of shared overhead expenses;

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

Pursuant to our Omnibus Agreement, Archrock receives reimbursement for the payment of operating expenses related to our operations and for the provision of various general and administrative services for our benefit. Payments for these services are substantial and reduce the amount of cash available for distribution to unitholders. Following the closing of the Spin-off, Archrock continues to provide these services for our benefit. However, the Spin-off could materially affect Archrock’s costs of performing these services and could cause Archrock to alter its methodologies of allocating costs for performing services to us. Any such increase in costs or change in allocation methodologies could, in turn, increase the amount that we reimburse Archrock for performing these services. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not elect our general partner or its general partner’s board of directors, and have no right to elect our general partner or its general partner’s board of directors on an annual or other continuing basis. Our board of directors is chosen by its sole member, a subsidiary of Archrock. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if holders of our common units are dissatisfied, they cannot currently remove our general partner without its consent.

Unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units voting together as a single class is required to remove our general partner. As of December 31, 2015, our general partner and its affiliates owned 39% of our aggregate outstanding common units.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner, which is indirectly wholly owned by Archrock, may transfer its general partner interest to a third party in a merger, or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our partnership agreement does not restrict the ability of Archrock, the owner of our general partner, from transferring all or a portion of its ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of our general partner’s general partner with its own choices and thereby influence the decisions taken by the board of directors and officers.

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

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units, other than our general partner and its affiliates, including Archrock.

Unitholders’ voting rights are further restricted by our partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, including Archrock, their transferees and persons who acquired such units with the prior approval of our board of directors, cannot vote on any matter. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions.

Affiliates of our general partner may sell common units in the public or private markets, which could have an adverse impact on the trading price of the common units.

At December 31, 2015, Archrock and its affiliates held 23,582,056 common units. The sale of these common units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. At December 31, 2015, our general partner and its affiliates owned 39% of our aggregate outstanding common units.

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

Our common units are traded publicly on the NASDAQ Global Select Market under the symbol “APLP.”

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. The IRS has made no determination on our partnership status.

Despite the fact that we are a limited partnership under Delaware law, a publicly traded partnership such as us will be treated as a corporation for U.S. federal income tax purposes unless 90% or more of its gross income from its business activities is “qualifying income” under Section 7704(d) of the Internal Revenue Code of 1986, as amended (the “Code”). “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and marketing of natural gas and natural gas products or other passive types of income such as interest and dividends. Although we do not believe based upon our current operations that we are treated as a corporation, we could be treated as a corporation for U.S. federal income tax purposes or otherwise subject to taxation as an entity if our gross income is not properly classified as qualifying income, there is a change in our business or there is a change in current law.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Further, distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Therefore, treatment of us as a corporation would result in a material reduction in the distributions and after-tax return to the unitholders, which would cause a substantial reduction in the value of our common units. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that could affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

We have requested and obtained favorable private letter rulings from the IRS with respect to the characterization of certain of our income as “qualifying income.” However, on May 5, 2015, the IRS and the U.S. Department of Treasury published proposed regulations (the “Proposed Regulations”) that provide industry-specific guidance regarding whether income earned from certain activities will constitute qualifying income. Although the Proposed Regulations adopt a narrow interpretation of the activities that generate qualifying income, we believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the Proposed Regulations. However, the Proposed Regulations could be changed before they are finalized and could take a position that is contrary to our interpretation of Section 7704 of the Code as well as modify or revoke existing private letter rulings including ours. If the regulations in their final form were to treat any material portion of our income we treat as qualifying income as non-qualifying income, we anticipate being able to treat that income as qualifying income for ten years under special transition rules provided in the Proposed Regulations. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity if our gross income is not properly classified as qualifying income. If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate rate, which is currently a minimum of 35%. Further, distributions to unitholders would generally be taxed as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Therefore, treatment of us as a corporation would result in a material reduction in the distributions and after-tax return to the unitholders, which would cause a substantial reduction in the value of our common units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

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

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely affected, and the costs of any IRS contest will reduce our cash available for distribution. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

The IRS has made no determination with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take, and a court may not agree with some or all of those positions. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will result in a reduction in cash available for distribution and thus will be borne indirectly by our unitholders and our general partner.

Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

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

In response to current market conditions, we may engage in transactions to delever the Partnership and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of Treasury and the IRS recently adopted final Treasury Regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours for tax years beginning August 3, 2015, but such Treasury Regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

We will be considered to have constructively terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will count only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year. However, pursuant to an IRS relief procedure, the IRS may allow, among other things, a constructively terminated partnership to provide a single Schedule K-1 for the calendar year in which a termination occurs. Our termination could also result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. Exterran Holdings, Inc. completed an internal restructuring on November 3, 2015 in connection with the Spin-off which we believe, when combined with the sale or exchange of Partnership units that occurred during the 12 months prior to the Spin-off, resulted in a constructive termination of the Partnership for U.S. federal income tax purposes on the date of the Spin-off.

Unitholders may become subject to international, state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire property.

In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, including international, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own or acquire property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file international, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, they may be subject to penalties for failure to comply with those requirements. We conduct business and/or own assets in the states of Alabama, Arkansas, California, Colorado, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Montana, Nebraska, New Mexico, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, West Virginia, Wisconsin and Wyoming. Each of these states, other than Tennessee, Texas and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities that may be unitholders. As we make acquisitions or expand our business, we may conduct business or own assets in additional states that impose a personal income tax or that impose entity level taxes to which certain unitholders could be subject. It is each unitholder’s responsibility to file all applicable U.S. federal, international, state and local tax returns.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive office is located at 16666 Northchase Drive, Houston, Texas 77060, and our telephone number is 281-836-8000. We do not own or lease any material facilities or properties. Pursuant to our Omnibus Agreement, we reimburse Archrock for the cost of our pro rata portion of the properties we utilize in connection with our business.

Item 3.  Legal Proceedings

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $14.6 million during the year ended December 31, 2015. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $35.3 million as of December 31, 2015. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 93 petitions for review in the appropriate district courts with respect to the 2013 tax year, 103 petitions for review in the appropriate district courts with respect to the 2014 tax year, and 110 petitions for review in the appropriate district courts with respect to the 2015 tax year.

To date, only five cases have advanced to the point of trial or submission of summary judgment motions on the merits, and only three cases have been decided, with two of the decisions having been rendered by the same presiding judge. All three of those decisions were appealed, and all three of the appeals have been decided by intermediate appellate courts.

On October 17, 2013, the 143rd Judicial District Court of Loving County, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District that our wholly owned subsidiary Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC (“EXLP Leasing”), and Archrock’s subsidiary Archrock Services Leasing LLC, formerly known as EES Leasing LLC (“EES Leasing”), are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the district court further held that the Heavy Equipment Statutes were unconstitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. EES Leasing and EXLP Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas. On September 23, 2015, the Eighth Court of Appeals ruled in EXLP Leasing’s and EES Leasing’s favor by overruling the 143rd District Court’s constitutionality ruling. The Eighth Court of Appeals also ruled, however, that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue.

On October 28, 2013, the 143rd Judicial District Court of Ward County, Texas ruled in EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held that the Heavy Equipment Statutes were unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas, and the Ward County Appraisal District cross-appealed the district court’s rulings that EXLP Leasing’s and EES Leasing’s compressors qualify as Heavy Equipment. On September 23, 2015, the Eighth Court of Appeals ruled in EXLP Leasing’s and EES Leasing’s favor by overruling the 143rd District Court’s constitutionality ruling and affirming its ruling that EXLP Leasing’s and EES Leasing’s compressors qualify as Heavy Equipment. The Eighth Court of Appeals also ruled, however, that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue.

On March 18, 2014, the 10th Judicial District Court of Galveston, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held the Heavy Equipment Statutes unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing appealed the district court’s constitutionality holding to the Fourteenth Court of Appeals in Houston, Texas. On August 25, 2015, the Fourteenth Court of Appeals issued a ruling stating that EXLP Leasing’s and EES Leasing’s compressors are taxable in the counties where they were located on January 1 of the tax year at issue, and it remanded the case to the district court for further evidence on the issue of whether the Heavy Equipment Statutes are constitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. On November 24, 2015, EES Leasing and EXLP Leasing filed a petition asking the Texas Supreme Court to review this decision. On January 29, 2016, the Texas Supreme Court requested that Galveston Central Appraisal District file a response to EXLP Leasing’s and EES Leasing’s petition for review by February 29, 2016.

In EES Leasing v. Irion County Appraisal District, EES Leasing and the appraisal district each filed motions for summary judgment in the 51st Judicial District Court of Irion County, Texas concerning the applicability and constitutionality of the Heavy Equipment Statutes. On May 20, 2014, the district court entered an order denying both motions for summary judgment, holding that a fact issue existed as to the applicability of the Heavy Equipment Statutes to the one compressor at issue. The presiding judge for the 51st District Court has since consolidated the 2012 tax year case with EES Leasing’s 2013 tax year case, which also included EXLP Leasing as a party. On August 27, 2015, the presiding judge abated the combined case, EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, until the final resolution of the appellate cases considering the constitutionality of the Heavy Equipment Statutes, or further order of the court.

EES Leasing and EXLP Leasing also filed a motion for summary judgment in EES Leasing LLC & EXLP Leasing LLC v. Harris County Appraisal District, pending in the 189th Judicial District Court of Harris County, Texas. The court heard arguments on the motion on December 6, 2013 but has yet to rule. No trial date has been set.

On June 3, 2015, the Fourth Court of Appeals in San Antonio, Texas issued a decision reversing the 406th District Court’s dismissal of EES Leasing’s and EXLP Leasing’s tax appeals for want of jurisdiction. In EXLP Leasing LLC et. al v. Webb County Appraisal District, United Independent School District (“United ISD”) intervened as a party in interest and sought to dismiss the lawsuit arguing that the district court was without jurisdiction to hear the appeal. Under Section 42.08(b) of the Texas Tax Code, a property owner must pay before the delinquency date the lesser of (1) the amount of taxes due on the portion of the taxable value of the property that is not in dispute or (2) the amount of taxes due on the property under the order from which the appeal is taken. EXLP Leasing and EES Leasing paid zero taxes to Webb County because the entire amount of tax assessed by Webb County was in dispute. Instead, EXLP Leasing and EES Leasing paid taxes on the compressors at issue to Victoria County, where they maintain their place of business and keep natural gas compressors, which we believe is where the compressors are taxable under the Heavy Equipment Statutes and Texas Comptroller forms. The Webb County Appraisal District and United ISD contested EXLP Leasing’s and EES Leasing’s position, arguing that taxes are payable to the county where each compressor is located as of January 1 of the tax year at issue. The district court granted United ISD’s motion to dismiss on April 1, 2014 and declined EXLP Leasing’s and EES Leasing’s motion to reconsider. The Fourth Court of Appeals reversed, holding that, based on the plain meaning of Section 42.08(b)(1), and because the entire amount was in dispute, EES Leasing and EXLP Leasing were not required to prepay disputed taxes to invoke the trial court’s jurisdiction. The Fourth Court of Appeals denied United ISD’s request for a rehearing. On September 29, 2015, United ISD filed a petition for review in the Texas Supreme Court. On December 4, 2015, the Texas Supreme Court denied United ISD’s petition for review.

United ISD has four delinquency lawsuits pending against EXLP Leasing and EES Leasing in the 49th District Court of Webb County, Texas. The cases have been abated pending the resolution of EXLP Leasing’s and EES Leasing’s 2012 tax year case pending in the 406th Judicial District Court of Webb County, Texas.

We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and that under the revised statutes our natural gas compressors are taxable in the counties where we maintain a business location and keep natural gas compressors. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending 2012, 2013, 2014, and 2015 district court cases. Please see Note 16 (“Commitments and Contingencies”) to our Financial Statements included in this report for a discussion of our ad valorem tax expense and benefit relating to the Heavy Equipment Statutes, which is incorporated by reference into this Item 3.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units trade on the NASDAQ Global Select Market under the symbol “APLP.” On February 18, 2016, the closing price of a common unit was $6.79. At the close of business on February 11, 2016, based upon information received from our transfer agent and brokers and nominees, we had 11 registered common unitholders and approximately 12,750 street name holders. The following table sets forth the range of high and low sale prices for our common units and cash distributions declared per common unit for the periods indicated.

	Price Range		Cash Distribution Declared per
	High	Low	Common Unit(1)
Year ended December 31, 2014
First Quarter	$31.00	$27.94	$0.5375
Second Quarter	$30.17	$27.10	$0.5425
Third Quarter	$30.64	$27.61	$0.5525
Fourth Quarter	$30.14	$19.01	$0.5575
Years Ended December 31, 2015
First Quarter	$26.00	$20.58	$0.5625
Second Quarter	$27.93	$22.07	$0.5675
Third Quarter	$24.16	$11.65	$0.5725
Fourth Quarter	$20.96	$10.58	$0.5725

(1)	Cash distributions declared for each quarter are paid in the following calendar quarter.

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”) of this Annual Report on Form 10-K.

Cash Distribution Policy

Within 45 days after the end of each quarter, we intend to distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. However, we do not have a legal obligation to and there is no guarantee that we will pay any specific distribution level on the units in any quarter. Even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is determined by our general partner on a quarterly basis, taking into consideration the terms of our partnership agreement. We will be prohibited from making any distributions to unitholders if doing so would cause an event of default, or an event of default exists, under our senior secured credit facility.

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

In order to continue to pay cash distributions at the current rate, we will require available cash of approximately $39.7 million per quarter, or $158.8 million per year, based on the number of common and general partner units outstanding on December 31, 2015.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2015:

Period	Total Number of Units Repurchased(1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units yet to be Purchased Under the Publicly Announced Plans or Programs
October 1, 2015 - October 31, 2015	—	$—	N/A	N/A
November 1, 2015 - November 30, 2015	2,035	20.02	N/A	N/A
December 1, 2015 - December 31, 2015	179	12.31	N/A	N/A
Total	2,214	$19.40	N/A	N/A

(1)	Represents units withheld to satisfy employees’ tax withholding obligations in connection with vesting of phantom units during the period.

Item 6.  Selected Financial Data

The table below shows selected financial data for Archrock Partners, L.P. for each of the years in the five-year period ended December 31, 2015, which has been derived from our audited Financial Statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this Annual Report on Form 10-K (in thousands, except per unit data):

	2015(2)	2014(1)	2013(2)	2012(2)	2011(2)
Statement of Operations Data:
Revenue	$656,808	$581,036	$466,193	$387,493	$308,274
Gross margin(3)	398,316	342,998	264,148	204,333	145,349
Depreciation and amortization	155,786	128,196	103,711	88,298	67,930
Long-lived asset impairment(4)	38,987	12,810	5,350	29,560	1,060
Restructuring charges	—	702	—	—	—
Goodwill impairment(5)	127,757	—	—	—	—
Selling, general and administrative — affiliates	85,586	80,521	61,971	49,889	39,380
Interest expense	74,581	57,811	37,068	25,167	30,400
Other income, net	(1,391)	(74)	(9,481)	(35)	(392)
Provision for income taxes	1,035	1,313	1,506	945	918
Net income (loss)	(84,025)	61,719	64,023	10,509	6,053
Weighted average common units outstanding:
Basic	58,539	54,107	47,651	41,371	31,390
Diluted	58,539	54,109	47,667	41,382	31,403
Weighted average subordinated units outstanding(6):
Basic					3,747
Diluted					3,747
Income (loss) per common unit:
Basic	$(1.71)	$0.89	$1.18	$0.14	$0.09
Diluted	$(1.71)	$0.89	$1.18	$0.14	$0.09
Income per subordinated unit(6):
Basic					$0.09
Diluted					$0.09
Other Financial Data:
EBITDA, as further adjusted(3)	$315,482	$280,248	$238,833	$180,729	$139,804
Distributable cash flow(3)	$190,690	$177,628	$152,976	$117,966	$90,284
Capital expenditures:
Growth(7)	$177,373	$258,636	$126,635	$119,460	$21,389
Maintenance(8)	51,829	45,316	41,401	38,368	28,861
Cash distributions declared and paid per limited partner unit in respective periods	2.2600	2.1650	2.0800	2.0000	1.9200
Balance Sheet Data:
Cash and cash equivalents	$472	$295	$182	$142	$5
Working capital(9)	55,928	60,256	46,802	1,661	21,121
Total assets	2,006,236	2,009,444	1,368,063	1,163,536	991,005
Long-term debt	1,421,965	1,300,295	757,955	680,500	545,500
Partners’ capital	547,996	683,341	591,755	439,000	423,766

(1)
During 2014, we completed the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition, which on a combined basis included a fleet of 499 compressor units, comprising approximately 554,000 horsepower. The results of operations attributable to the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition have been included in our consolidated financial statements since the date of acquisition. Please see Note 2 (“Discontinued Operations”) to our Financial Statements for further discussion on these acquisitions.

(2)
In April 2015, March 2013, March 2012, and June 2011 we acquired from Archrock contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements. An acquisition of a business from an entity under common control is generally accounted for in accordance with accounting principles generally accepted in the U.S. (“GAAP”) by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect of these acquisitions was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisitions beginning on the date of each acquisition.

(3)
Gross margin, EBITDA, as further adjusted, and distributable cash flow are non-GAAP financial measures. They are defined, reconciled to net income (loss) and discussed further in “Non-GAAP Financial Measures” below.

(4)	For a discussion of long-lived asset impairments, see Note 12 (“Long-Lived Asset Impairment”) to our Financial Statement of this Annual Report on Form 10-K.

(5)	For a discussion of goodwill impairment, see Note 4 (“Goodwill”) to our Financial Statement of this Annual Report on Form 10-K.

(6)
All of our subordinated units were owned by a wholly-owned subsidiary of Archrock, Inc. As of both June 30, 2011 and 2010, we met the requirements under our partnership agreement for early conversion of 1,581,250 of these subordinated units into common units. Accordingly, in both August 2011 and 2010, 1,581,250 subordinated units owned by Archrock converted into common units. As of September 30, 2011, we met the requirements under our partnership agreement for the end of the subordination period and, therefore, our remaining 3,162,500 subordinated units converted into common units in November 2011.

(7)
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

(8)
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

(9)	Working capital is defined as current assets minus current liabilities.

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

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss)	$(84,025)	$61,719	$64,023	$10,509	$6,053
Depreciation and amortization	155,786	128,196	103,711	88,298	67,930
Long-lived asset impairment	38,987	12,810	5,350	29,560	1,060
Restructuring charges	—	702	—	—	—
Goodwill impairment	127,757	—	—	—	—
Selling, general and administrative — affiliates	85,586	80,521	61,971	49,889	39,380
Interest expense	74,581	57,811	37,068	25,167	30,400
Other income, net	(1,391)	(74)	(9,481)	(35)	(392)
Provision for income taxes	1,035	1,313	1,506	945	918
Gross margin	$398,316	$342,998	$264,148	$204,333	$145,349

We define EBITDA, as further adjusted, as net income (loss) (a) excluding income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restructuring charges, expensed acquisition costs, other items and non-cash SG&A costs (b) plus the amounts reimbursed to us by Archrock as a result of the caps on cost of sales and SG&A costs provided in the Omnibus Agreement, which amounts are treated as capital contributions from Archrock for accounting purposes. Under the Omnibus Agreement, the caps on cost of sales and SG&A costs terminated effective January 1, 2015. We believe EBITDA, as further adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization expense, impairment charges), tax consequences, caps on operating and SG&A costs, non-cash SG&A costs and reimbursements, impairment charges, restructuring charges and other items. Management uses EBITDA, as further adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as further adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income (loss) to EBITDA, as further adjusted (in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Net income (loss)	$(84,025)	$61,719	$64,023	$10,509	$6,053
Provision for income taxes	1,035	1,313	1,506	945	918
Depreciation and amortization	155,786	128,196	103,711	88,298	67,930
Long-lived asset impairment	38,987	12,810	5,350	29,560	1,060
Restructuring charges	—	702	—	—	—
Goodwill impairment	127,757	—	—	—	—
Cap on operating and selling, general and administrative costs provided by Archrock	—	13,850	25,180	24,758	32,397
Non-cash selling, general and administrative costs — affiliates	1,059	1,376	1,174	797	532
Interest expense	74,581	57,811	37,068	25,167	30,400
Expensed acquisition costs	302	2,471	821	695	514
EBITDA, as further adjusted	$315,482	$280,248	$238,833	$180,729	$139,804

We define distributable cash flow as net income (loss) (a) plus depreciation and amortization expense, impairment charges, restructuring charges, expensed acquisition costs, non-cash SG&A costs, interest expense and any amounts reimbursed to us by Archrock as a result of the caps on cost of sales and SG&A costs provided in the Omnibus Agreement, which amounts are treated as capital contributions from Archrock for accounting purposes, (b) less cash interest expense (excluding amortization of deferred financing fees, amortization of debt discount and non-cash transactions related to interest rate swaps) and maintenance capital expenditures, and (c) excluding gains or losses on asset sales and other items. Distributable cash flow is a supplemental financial measure that management and, we believe, external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly traded partnerships without regard to historical cost basis. We also believe distributable cash flow is an important liquidity measure because it allows management and external users of our financial statements the ability to compute the ratio of distributable cash flow to the cash distributions declared to all unitholders, including incentive distribution rights, to determine the rate at which the distributable cash flow covers the distribution. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.

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

The following table reconciles our net income (loss) to distributable cash flow (in thousands, except ratios):

	Years Ended December 31,
	2015		2014		2013		2012		2011
Net income (loss)	$(84,025)		$61,719		$64,023		$10,509		$6,053
Depreciation and amortization	155,786		128,196		103,711		88,298		67,930
Long-lived asset impairment	38,987		12,810		5,350		29,560		1,060
Restructuring charges	—		702		—		—		—
Goodwill impairment	127,757		—		—		—		—
Cap on operating and selling, general and administrative costs provided by Archrock	—		13,850		25,180		24,758		32,397
Non-cash selling, general and administrative costs — affiliates	1,059		1,376		1,174		797		532
Interest expense	74,581		57,811		37,068		25,167		30,400
Expensed acquisition costs	302		2,471		821		695		514
Less: Gain on sale of property, plant and equipment	(1,747)		(2,466)		(10,140)		(689)		(919)
Less: Cash interest expense	(70,181)		(53,525)		(32,810)		(22,761)		(18,822)
Less: Maintenance capital expenditures	(51,829)		(45,316)		(41,401)		(38,368)		(28,861)
Distributable cash flow	$190,690		$177,628		$152,976		$117,966		$90,284
Distributions declared to all unitholders for the period, including incentive distributions rights	$154,349		$136,829		$112,705		$91,617		$74,214
Distributable cash flow coverage(1)	1.24	x	1.30	x	1.36	x	1.29	x	1.22	x
Distributable cash flow coverage (without the benefit of the cost caps)(2)	1.24	x	1.20	x	1.13	x	1.02	x	0.78	x

(1)	Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

(2)
Defined as distributable cash flow excluding the benefit of the cost caps divided by distributions declared to all unitholders for the period, including incentive distribution rights. The benefit received by us from the caps on operating and selling, general and administrative costs provided by Archrock was $13.9 million, $25.2 million, $24.8 million, and $32.4 million during the years ended December 31, 2014, 2013, 2012, and 2011, respectively. The caps on operating and SG&A costs provided by Archrock terminated on January 1, 2015.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Net cash provided by operating activities	$241,166	$185,764	$158,286	$125,217	$80,090
(Provision for) benefit from doubtful accounts	(2,255)	(1,060)	25	(494)	(83)
Restructuring charges	—	702	—	—	—
Cap on operating and selling, general and administrative costs provided by Archrock	—	13,850	25,180	24,758	32,397
Expensed acquisition costs	302	2,471	821	695	514
Payments for settlement of interest rate swaps that include financing elements	(3,728)	(3,793)	(2,207)	—	—
Maintenance capital expenditures	(51,829)	(45,316)	(41,401)	(38,368)	(28,861)
Changes in assets and liabilities	7,034	25,010	12,272	6,158	6,227
Distributable cash flow	$190,690	$177,628	$152,976	$117,966	$90,284

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this Annual Report on Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part I, Item 1A (“Risk Factors”) in this Annual Report on Form 10-K.

Overview

We are a Delaware limited partnership formed in June 2006 and are the market leader in the U.S. full-service natural gas compression business. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers.

Our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly service rate that is reduced if we fail to operate in accordance with the contract terms. Following the initial minimum term for our contract compression services, which is typically around twelve months, contract compression services generally continue until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. See “General Terms of Our Contract Operations Customer Service Agreements,” in Part I, Item 1 (“Business”) of this Annual Report on Form 10-K, for a more detailed description.

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

Industry Conditions and Trends

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves in the U.S. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. Oil and natural gas prices and the level of drilling and exploration activity can be volatile. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, our customers’ decisions between using our services or our competitors’ services, our customers’ decisions regarding whether to own and operate the equipment themselves and the timing and consummation of any acquisition of additional contract operations customer service agreements and equipment from Archrock or others. Although we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2015 increased by approximately 2% to approximately 27,551 Bcf compared to approximately 26,931 Bcf for the twelve months ended November 30, 2014. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 1.5% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 Tcf in 2040, or 16% of the projected worldwide total of approximately 185 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2015 increased by approximately 6% to 28,849 Bcf compared to 27,096 Bcf for the twelve months ended November 30, 2014. The EIA forecasts that total U.S. natural gas marketed production will increase by 0.7% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas production level will be approximately 33 Tcf in 2040, or 18% of the projected worldwide total of approximately 187 Tcf.

Historically, oil and natural gas prices in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $2.28 per MMBtu at December 31, 2015, which was approximately 8% and 27% lower than prices at September 30, 2015 and December 31, 2014, respectively, and the U.S. natural gas liquid composite price was $4.72 per MMBtu for the month of November 2015, which was approximately 3% and 16% lower than the prices for the months of September 2015 and December 2014, respectively. These price declines have caused many companies to reduce their natural gas drilling and production activities, particularly in more mature and predominantly dry gas areas and in shale plays in the U.S., where we provide a significant amount of contract operations services, which led to a decline in our contract operations business during 2015. These price declines are expected to lead to a continued decrease in capital investment and in the number of new gas wells being drilled in 2016 by exploration and production companies. In addition, the West Texas Intermediate crude oil spot price was $37.13 per barrel at December 31, 2015, which was approximately 18% and 31% lower than prices at September 30, 2015 and December 31, 2014, respectively, which is expected to lead to a continued decrease in capital investment and in the number of new oil wells being drilled in 2016 by exploration and production companies. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity.

During periods of lower oil or natural gas prices, our customers may not be able to recover the full amount of their drilling and production costs in the regions in which we operate. As a result, our customers may cease production in existing wells and decline to drill new wells, which would lower their demand for our services. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. The loss by these midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. A reduction in the demand for our services could result in our customers seeking to preserve capital by canceling contracts or determining not to enter into new contract operations service contracts, which could lead to a reduction in our business activity levels and our pricing. As a result of the significant decline in oil and natural gas prices since the third quarter of 2014, U.S. producers reduced their capital budgets for 2015 and research analysts are forecasting declines in U.S. capital spending for drilling activity in 2016. In 2015, we experienced an operating horsepower decline. Due to the expected continued decrease in customer spending in 2016 and the expectation that our customers will cease production from wells that are uneconomic for them to produce, we anticipate lower demand for our services during 2016 than in 2015. As a result, we expect continued operating horsepower declines in 2016 and we may also experience increased pricing pressure on the services we provide during 2016, which is expected to result in a decline in our contract operations business in 2016. We also anticipate investing less capital in new fleet units in 2016 than we did in 2015.

A 1% decrease in average operating horsepower of our contract operations fleet during the year ended December 31, 2015 would have resulted in a decrease of approximately $6.6 million and $4.0 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure, calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Annual Report on Form 10-K.

Archrock intends for us to be the primary long-term growth vehicle for its contract operations business and may, but is not obligated to, offer us the opportunity to purchase additional assets from its contract operations business in the future. Likewise, we are not required to purchase any additional assets of such business. The consummation of any future purchase of additional assets from Archrock’s contract operations business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Archrock regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of any such transaction would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Any future acquisition of assets from Archrock may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion of performance trends and outlook excludes any future potential transfer of additional contract operations customer service agreements and equipment from Archrock to us.

Certain Key Challenges and Uncertainties

Market conditions in the oil and natural gas industry and competition in the natural gas compression industry represent key challenges and uncertainties. In addition to these, we believe the following represent some of the key challenges and uncertainties we will face in the near future:

U.S. Market and Oil and Natural Gas Pricing.  Historically, oil and natural gas prices in the U.S. have been volatile, and they have declined significantly since the third quarter of 2014. As a result of this significant decline in oil and natural gas prices, U.S. producers reduced their capital budgets for 2015 and research analysts are forecasting declines in U.S. capital spending for drilling activity in 2016. During periods of lower oil or natural gas prices, our customers may not be able to recover the full amount of their drilling and production costs in the regions in which we operate. As a result, our customers may cease production in existing wells and decline to drill new wells, which would lower their demand for our services. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. The loss by these midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. A reduction in the demand for our services could result in our customers seeking to preserve capital by canceling contracts or determining not to enter into new contract operations service contracts, which could lead to a reduction in our business activity levels and our pricing. Many of our contracts with customers have short initial terms and are typically cancelable on short notice after the initial term, and we cannot be certain that these contracts will be extended or renewed after the end of the initial contractual term. In 2015, we experienced an operating horsepower decline. Due to the expected continued decrease in customer spending in 2016, we anticipate lower demand for our services during 2016 than in 2015. As a result, we expect continued operating horsepower declines in 2016 and we may also experience increased pricing pressure on the services we provide during 2016, which is expected to result in a decline in our contract operations business in 2016. This anticipated decline in business during 2016 could reduce the amount of cash available for distribution to our unitholders and, accordingly, could limit our ability to make cash distributions at our current distribution rate.

In addition, during times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. In the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

Availability of External Sources of Capital.  We may not be able to maintain or grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our senior secured credit facility may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Additionally, pursuant to our partnership agreement, we intend to distribute all of our “available cash,” as defined in our partnership agreement, to our unitholders on a quarterly basis. Therefore, a significant portion of our cash flow from operations will be used to fund such distributions. As a result, we intend to fund our growth capital expenditures and acquisitions, potentially including any future acquisition of compression services contracts and equipment from Archrock, with external sources of capital, including additional borrowings under our senior secured credit facility and/or public or private offerings of equity or debt.

Recent instability in the capital and credit markets (both generally and in the oil and gas industry in particular) as a result of the significant decline in oil and natural gas prices since the third quarter of 2014 could limit our ability to access these markets to raise capital on affordable terms in 2016 and beyond, which could limit our ability to finance working capital, capital expenditures or acquisitions or to refinance existing indebtedness, which could in turn reduce the amount of cash available for distribution to our unitholders and, accordingly, limit our ability to make cash distributions at our current distribution rate.

Cost Management. In January 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses and in light of current and expected activity levels. This cost reduction program is intended to help mitigate the impact of the anticipated overall decline in its and our contract operations business during 2016 as a result of the low commodity price environment. Any such cost reductions that are achieved by Archrock could reduce the allocated costs for which we are required to reimburse Archrock under our Omnibus Agreement, but may not be sufficient to offset any declines in revenue. In addition, achieving significant cost reductions will be challenging, and we are uncertain as to the amount of cost reductions that Archrock ultimately will be able to realize, or the amount of any reduction in the allocated costs for which we reimburse Archrock under the Omnibus Agreement, during 2016.

Labor.  We have no employees. Archrock provides all operational staff, corporate staff and support services necessary to run our business, and therefore we depend on Archrock’s ability to hire, train and retain qualified personnel. Although Archrock has been able to satisfy personnel needs in these positions thus far, retaining employees in our industry is a challenge. Additionally, following the closing of the Spin-off, certain of Archrock’s key personnel became employees of Exterran. Our ability to grow and to continue to make quarterly distributions will depend in part on Archrock’s success in hiring, training and retaining employees that provide service to us.

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Years Ended December 31,
	2015	2014	2013
Total Available Horsepower (at period end)(1)	3,320	3,139	2,417
Total Operating Horsepower (at period end)(1)	3,030	3,040	2,264
Average Operating Horsepower	3,087	2,710	2,155
Horsepower Utilization:
Spot (at period end)	91%	97%	94%
Average	93%	95%	94%

(1)
Includes compressor units comprising approximately 17,000, 79,000 and 109,000 horsepower leased from Archrock as of December 31, 2015, 2014 and 2013, respectively. Excludes compressor units comprising approximately 12,000, 100 and 8,000 horsepower leased to Archrock as of December 31, 2015, 2014 and 2013, respectively (see Note 3 (“Related Party Transactions” to our Financial Statements).

Summary of Results

Net income (loss).  We generated a net loss of $84.0 million during the year ended December 31, 2015, as compared to net income of $61.7 million and $64.0 million during the years ended December 31, 2014 and 2013, respectively. The net loss during the year ended December 31, 2015 compared to net income during the year ended December 31, 2014 was primarily due to a $127.8 million goodwill impairment, a $26.2 million increase in long-lived asset impairment, an increase in depreciation expense primarily associated with the acquisitions discussed below and increased interest expense on our revolving credit facility and 2014 Notes, which was partially offset by an increase of $39.7 million in gross margin from the inclusion of the assets acquired in the April 2015 Contract Operations Acquisition and full year results from the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The decrease in net income during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to increases in interest expense and long-lived asset impairment in 2014 and the termination of two natural gas processing plant contracts during the second quarter of 2013 resulting in the recognition of $9.8 million of gross margin and $6.8 million of gain on sale of property, plant and equipment in 2013. These activities were offset by the inclusion of the results from the assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, which resulted in higher 2014 gross margin and depreciation and amortization expense and contributed to the increase in SG&A expense.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $315.5 million, $280.2 million and $238.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. The increase in EBITDA, as further adjusted, during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the inclusion of the results from the April 2015 Contract Operations Acquisition and full year results from the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. The increase in EBITDA, as further adjusted, during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to the impact of the assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition, including improved gross margin. These activities were partially offset by $9.8 million of gross margin and $6.8 million of gain on sale of property, plant and equipment recognized on two natural gas processing plant contracts that terminated during the second quarter of 2013, a decrease of $9.8 million in the benefit received by us from the cap on operating costs provided by Archrock and the impact of the increase in the SG&A costs cap from an average of $12.0 million per quarter during the year ended December 31, 2013 to an average of $17.0 million per quarter during the year ended December 31, 2014. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Annual Report on Form 10-K.

Distributable cash flow.  Our distributable cash flow was $190.7 million, $177.6 million and $153.0 million during the years ended December 31, 2015, 2014 and 2013, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) was 1.24x, 1.30x and 1.36x during the years ended December 31, 2015, 2014 and 2013, respectively. The increases in distributable cash flow during the year ended December 31, 2015 compared to the year ended December 31, 2014 and the year ended December 31, 2014 compared to the year ended December 31, 2013 were primarily due to the increase in gross margin discussed above, partially offset by an increase in cash interest expense, a decrease in benefits received from the caps on operating and SG&A costs provided by Archrock that terminated on January 1, 2015 and an increase in maintenance capital expenditures. Distributable cash flow and distributable cash flow coverage during the year ended December 31, 2013 benefited from $9.8 million of gross margin recognized on two natural gas processing plant contracts that terminated during the second quarter of 2013. Additionally, distributable cash flow coverage was impacted by an increase in distributions declared to all unitholders, including incentive distribution rights, from $112.7 million during the year ended December 31, 2013 to $154.3 million during the year ended December 31, 2015. The increase in cash distributions declared was due to the issuance of additional common units and general partner units and an increase of distributions declared per unit, including the increase in the distributions on incentive distribution rights, during the years ended December 31, 2015 and 2014. For a reconciliation of distributable cash flow to net income (loss) and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Annual Report on Form 10-K.

Financial Results of Operations

The Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Years Ended December 31,
	2015	2014
Revenue	$656,808	$581,036
Gross margin(1)	398,316	342,998
Gross margin percentage(2)	61%	59%
Expenses:
Depreciation and amortization	$155,786	$128,196
Long-lived asset impairment	38,987	12,810
Restructuring charges	—	702
Goodwill impairment	127,757	—
Selling, general and administrative — affiliates	85,586	80,521
Interest expense	74,581	57,811
Other income, net	(1,391)	(74)
Provision for income taxes	1,035	1,313
Net income (loss)	$(84,025)	$61,719

(1)
Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Annual Report on Form 10-K.

(2)	Defined as gross margin divided by revenue.

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the assets acquired in the April 2015 Contract Operations Acquisition and full year results from the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. Average operating horsepower increased by 14% from approximately 2.7 million during the year ended December 31, 2014 to approximately 3.1 million during the year ended December 31, 2015.

Gross margin.  The increase in gross margin and gross margin percentage during the year ended December 31, 2015 compared to the year ended December 31, 2014 were primarily due to the increase in revenue discussed above.

Depreciation and amortization.  The increase in depreciation and amortization expense during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to additional depreciation expense on compression equipment additions, including the assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition, and the April 2014 MidCon Acquisition and additional amortization expense attributable to intangible assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

Long-lived asset impairment.  During the year ended December 31, 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 330 idle compressor units totaling approximately 115,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $35.3 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.7 million to reduce the book value of each unit to its estimated fair value.

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

During the year ended December 31, 2014 we evaluated other long-lived assets for impairment and recorded long-lived asset impairments of $0.4 million on these assets.

Restructuring charges.  In January 2014, Archrock announced a plan to centralize its make-ready operations to improve the cost and efficiency of its shops and further enhance the competitiveness of our and Archrock’s combined U.S. compressor fleet. As part of this plan, Archrock examined both recent and anticipated changes in the U.S. market, including the throughput demand of its shops and the addition of new equipment to our and Archrock’s combined U.S. compressor fleet. To better align its costs and capabilities with the current market, Archrock determined to close several of its make-ready shops. The centralization of its make-ready operations was completed in the second quarter of 2014. During the year ended December 31, 2014, we incurred $0.7 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Archrock’s make-ready operations, from Archrock to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. See Note 13 to the Financial Statements for further discussion of these charges.

Goodwill impairment.  Beginning in late 2014 and extending throughout 2015, the energy markets experienced a significant reduction in oil and natural gas prices which has had a significant impact on the financial performance and operating results of many oil and natural gas companies. Such declines accelerated in the fourth quarter of 2015, resulting in higher borrowing costs for companies and a substantial reduction in forecasted capital spending across the energy industry leading to lower projected growth rates over the short-term. Such declines impacted our future cash flow forecasts, our market capitalization, and the market capitalization of peer companies. We identified these conditions as a triggering event, which required us to perform a goodwill impairment test as of December 31, 2015. The test indicated that our contract operations reporting unit goodwill was impaired and therefore we recorded a full impairment of our goodwill in the fourth quarter of 2015 of $127.8 million which is presented in goodwill impairment on the consolidated statement of operations.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs allocated to us by Archrock and a $1.2 million increase in bad debt expense. SG&A expenses represented 13% and 14% of revenue during the years ended December 31, 2015 and 2014, respectively.

Interest expense.  The increase in interest expense during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a higher average long-term debt balance.

Other income, net.  The increase in other income, net during the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to decreased business acquisition costs, partially offset by a $0.7 million reduction in gain on sale of property, plant, and equipment. During 2015, we incurred $0.3 million of transaction costs associated with the April 2015 Contract Operations Acquisition and during 2014, we incurred $2.5 million of transaction costs associated with the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

Provision for income taxes.  The decrease in our provision for income taxes during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a reduction in the Texas margin tax rate from 1.0% to 0.75% in the second quarter of 2015, partially offset by an increase in income subject to state-level taxation during the year ended December 31, 2015 compared to the year ended December 31, 2014.

The Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Years Ended December 31,
	2014	2013
Revenue	$581,036	$466,193
Gross margin(1)	342,998	264,148
Gross margin percentage(2)	59%	57%
Expenses:
Depreciation and amortization	$128,196	$103,711
Long-lived asset impairment	12,810	5,350
Restructuring charges	702	—
Selling, general and administrative — affiliates	80,521	61,971
Interest expense	57,811	37,068
Other income, net	(74)	(9,481)
Provision for income taxes	1,313	1,506
Net income	$61,719	$64,023

(1)
Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Annual Report on Form 10-K.

(2)	Defined as gross margin divided by revenue.

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the results from the assets acquired in the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition as well as from organic growth in operating horsepower. Average operating horsepower increased by 26% from approximately 2.2 million during the year ended December 31, 2013 to approximately 2.7 million during the year ended December 31, 2014. The increase in revenue during the year ended December 31, 2014 compared to the year ended December 31, 2013 was also attributable to higher rates in 2014. These increases in revenue were partially offset by an $11.2 million decrease in revenue due to the termination of two natural gas processing plant contracts during the second quarter of 2013.

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

Restructuring charges.  In January 2014, Archrock announced a plan to centralize its make-ready operations to improve the cost and efficiency of its shops and further enhance the competitiveness of our and Archrock’s combined U.S. compressor fleet. As part of this plan, Archrock examined both recent and anticipated changes in the U.S. market, including the throughput demand of its shops and the addition of new equipment to our and Archrock’s combined U.S. compressor fleet. To better align its costs and capabilities with the current market, Archrock determined to close several of its make-ready shops. The centralization of its make-ready operations was completed in the second quarter of 2014. During the year ended December 31, 2014, we incurred $0.7 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Archrock’s make-ready operations, from Archrock to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. See Note 13 (“Restructuring Charges”) to our Financial Statements for further discussion of these charges.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to increased costs associated with the impact of the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition. SG&A expenses represented 14% and 13% of revenue during the years ended December 31, 2014 and 2013, respectively.

Interest expense.  The increase in interest expense during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a higher average balance of long-term debt and an increase in the weighted average effective interest rate on our debt caused by the issuance of the 2014 Notes in April 2014 and the issuance of the 2013 Notes in March 2013.

Other income, net.  Other income, net, during the year ended December 31, 2014 included $2.5 million of transaction costs associated with the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition and $2.5 million of gain on sale of property, plant and equipment. Other income, net, during the year ended December 31, 2013 included $10.1 million of gain on sale of property, plant and equipment, of which $6.8 million resulted from the exercise of purchase options by our customer on two natural gas processing plant contracts, and $0.8 million of transaction costs associated with the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition.

Provision for income taxes.  The decrease in our provision for income taxes during the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to a state tax benefit recognized in 2014 for amendments to previously filed tax returns, partially offset by increased income subject to state-level taxation.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the years ended December 31, 2015 and 2014, and our cash and working capital as of the end of the periods presented (in thousands):

	Years Ended December 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$241,166	$185,764
Investing activities	(213,287)	(772,407)
Financing activities	(27,702)	586,756
Net change in cash and cash equivalents	$177	$113

	December 31,
	2015	2014
Cash and cash equivalents	$472	$295
Working capital	55,928	60,256

Operating Activities.  The increase in net cash provided by operating activities was primarily due to the increase in gross margin resulting from the inclusion of the results from the April 2015 Contract Operations Acquisition and full year results from the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition and an increase in cash collected on accounts receivable.

Investing Activities.  The decrease in net cash used in investing activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to $483.0 million paid for the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition during the year ended December 31, 2014 and a $74.8 million decrease in cash capital expenditures.

Financing Activities.  The decrease in net cash provided by (used in) financing activities during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a decrease of $420.8 million in net borrowings of long-term debt and a $168.3 million decrease in net proceeds received from public offerings of common units.

Working Capital.  The decrease in working capital at December 31, 2015 compared to December 31, 2014 was primarily due to an $8.3 million increase in amounts due to affiliates, net, and a $1.7 million increase in accrued liabilities, which was partially offset by a $5.7 million increase in accounts receivable.

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

A majority of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition to the cost of new compressor units, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, that return the components to a like new condition, but do not modify the applications for which the compressor unit was designed.

Growth capital expenditures were $177.4 million, $258.7 million and $126.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in growth capital expenditures over the last year has been driven primarily by our customers’ reduced capital spending in 2015 compared to 2014 as a result of the significant decline in oil and natural gas prices since the third quarter of 2014. Based on current market conditions, we anticipate investing less capital in new fleet units in 2016 than we did in 2015.

Maintenance capital expenditures were $51.8 million, $45.3 million and $41.4 million in the years ended December 31, 2015, 2014 and 2013, respectively. The increase in maintenance capital expenditures is primarily related to the growth of our compressor unit fleet which has grown from 2.0 million of operating horsepower at the beginning of 2013 to 3.0 million of operating horsepower at the end of 2015. We intend to continue to grow our business both organically and through acquisitions. We completed an acquisition from Archrock in 2015. During the year ended December 31, 2014, we completed the August 2014 MidCon Acquisition and April 2014 MidCon Acquisition. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to continue to increase.

Without giving effect to any equipment we may acquire pursuant to any future acquisition, we currently plan to make approximately $80 million to $105 million in capital expenditures during 2016, including (1) approximately $30 million to $50 million on growth capital expenditures and (2) approximately $50 million to $55 million on equipment maintenance capital expenditures. Archrock manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Archrock. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Archrock has owned the majority of such equipment, Archrock has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. If we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

In addition, our capital requirements include funding distributions to our unitholders, which we anticipate will be funded through cash provided by operating activities and borrowings under our senior secured credit facility. Given our objective of long-term growth through acquisitions, growth capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and growth projects. We expect to fund these future capital expenditures with borrowings under our senior secured credit facility and the issuance of additional debt and equity securities, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital. We expect that we will be able to generate cash or borrow adequate amounts of cash under our senior secured credit facility to meet our liquidity needs through December 31, 2016; however, to the extent we are not able to satisfy our liquidity needs with cash from operations or borrowings under the senior secured credit facility, we may seek additional external financing.

Termination of Cost Caps.  Under the Omnibus Agreement, our obligation to reimburse Archrock for any cost of sales that it incurred in the operation of our business and any cash SG&A expense allocated to us was capped (after taking into account any such costs we incurred and paid directly) through December 31, 2014. We have been in the past dependent on our cost caps to generate sufficient cash from operating surplus to enable us to make cash distributions approximating our current distribution rate. The benefit received by us from the caps on operating and SG&A costs provided by Archrock was $13.9 million and $25.2 million during the years ended December 31, 2014 and 2013, respectively. These cost caps were in effect through December 31, 2014; however, effective January 1, 2015, the cost caps provisions of the Omnibus Agreement terminated. Their termination could reduce the amount of cash flow available to unitholders and, accordingly, could impair our ability to maintain our distributions.

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

We intend to distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business, including future capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. Because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain our per unit distribution level, which in turn may impact the available cash that we have to distribute for each unit. There are no limitations in our partnership agreement or in the terms of our senior secured credit facility on our ability to issue additional units, including units ranking senior to our common units.

Long-Term Debt.  In November 2010, we amended and restated our Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. In February 2015, we amended our Credit Agreement, which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. As of December 31, 2015, we had undrawn and available capacity of $319.5 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2015, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance under these facilities at December 31, 2015 and 2014, excluding the effect of interest rate swaps, was 2.8% and 2.7%, respectively. During the years ended December 31, 2015 and 2014, the average daily debt balance under these facilities was $667.3 million and $438.5 million, respectively.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement). Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the Credit Agreement could be increased by up to an additional $50 million.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the August 2014 MidCon Acquisition closed during the third quarter of 2014, our Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended September 30, 2014 and continued at that level through March 31, 2015, reverting to 5.25 to 1.0 for the quarter ending June 30, 2015 and subsequent quarters. As of December 31, 2015, we maintained a 4.5 to 1.0 EBITDA to Total Interest Expense ratio, a 4.5 to 1.0 Total Debt to EBITDA ratio and a 2.3 to 1.0 Senior Secured Debt to EBITDA ratio. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, possibly including reductions in our general and administrative expenses, capital expenditures or the payment of cash distributions at our current distribution rate. Any of these measures could have an adverse effect on our operations, cash flows and the price of our common units. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. As of December 31, 2015, we were in compliance with all financial covenants under the Credit Agreement.

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

Prior to April 1, 2017, we may redeem all or a part of the 2013 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2013 Notes prior to April 1, 2016 with the net proceeds of one or more equity offerings at a redemption price of 106.00% of the principal amount of the 2013 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 2013 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2017, we may redeem all or a part of the 2013 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.00% for the twelve-month period beginning on April 1, 2017, 101.500% for the twelve-month period beginning on April 1, 2018 and 100.00% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 2013 Notes.

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

Prior to April 1, 2018, we may redeem all or a part of the 2014 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2014 Notes prior to April 1, 2017 with the net proceeds of one or more equity offerings at a redemption price of 106.00% of the principal amount of the 2014 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 2014 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2018, we may redeem all or a part of the 2014 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.00% for the twelve-month period beginning on April 1, 2018, 101.500% for the twelve-month period beginning on April 1, 2019 and 100.00% for the twelve-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 2014 Notes.

The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than APLP Finance Corp., which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. The 2013 Notes and the 2014 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2013 Notes and the 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional (subject to customary release provisions as discussed in Note 7 (“Long-Term Debt”) to our Financial Statements) and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us.

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At December 31, 2015, we were a party to interest rate swaps with a notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019, and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of December 31, 2015, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. See Part II, Item 7A (“Quantitative and Qualitative Disclosures About Market Risk”) of this Annual Report on Form 10-K for further discussion of our interest rate swap agreements.

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

Sales of Partnership Units.  In May 2015, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (the “Sales Agents”). Pursuant to the ATM Agreement, we may sell from time to time through the Sales Agents common units representing limited partner interests in the Partnership having an aggregate offering price of up to $100.0 million. Under the terms of the ATM Agreement, we may also sell common units from time to time to any Sales Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to a Sales Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Sales Agent. During the year ended December 31, 2015, we sold 49,774 common units for net proceeds of $1.2 million pursuant to the ATM Agreement.

In April 2014, we sold, pursuant to a public underwritten offering, 6,210,000 common units, including 810,000 common units pursuant to an over-allotment option. We received net proceeds of $169.5 million, after deducting underwriting discounts, commissions and offering expenses, which we used to fund a portion of the April 2014 MidCon Acquisition. In connection with this sale and as permitted under our partnership agreement, we issued and sold approximately 126,000 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. We received net proceeds of $3.6 million from the general partner contribution which we used to repay borrowings outstanding under our revolving credit facility.

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

On January 26, 2016, our board of directors approved a cash distribution of $0.5725 per limited partner unit, or approximately $39.7 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from October 1, 2015 through December 31, 2015. The record date for this distribution was February 9, 2016 and payment was made on February 12, 2016. The amount of our cash distributions will be determined by our board of directors on a quarterly basis, taking into account a number of factors. Therefore, there is no guarantee that we will continue to pay cash distributions to our unitholders at the current level, or at all.

Pursuant to the Omnibus Agreement, our obligation to reimburse Archrock for cost of sales and SG&A expenses was capped through December 31, 2014 (see Note 3 (“Related Party Transactions” to our Financial Statements). Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.5 million and $12.4 million during the years ended December 31, 2014 and 2013, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $11.4 million and $12.8 million during the years ended December 31, 2014 and 2013, respectively. Accordingly, our EBITDA, as further adjusted, and our distributable cash flow (please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Annual Report on Form 10-K for a discussion of EBITDA, as further adjusted, and distributable cash flow) would have been approximately $13.9 million and $25.2 million lower during the years ended December 31, 2014 and 2013, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.20x and 1.13x during the years ended December 31, 2014 and 2013, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.30x and 1.36x during the years ended December 31, 2014 and 2013, respectively. The cost caps provided in the Omnibus Agreement were in effect through December 31, 2014; however, effective January 1, 2015, these provisions of the Omnibus Agreement terminated.

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts. See Part I, Item 3 (“Legal Proceedings”) and Note 16 (“Commitments and Contingencies”) to our Financial Statements included in this Annual Report on Form 10-K for additional information regarding legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a heavy equipment dealer, the qualification of our natural gas compressors as heavy equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes, as well as the location for taxation of our natural gas compressors, under revised Texas statutes.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $14.6 million during the year ended December 31, 2015. If we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows, including our cash available for distribution and accordingly, could impair our ability to maintain our distributions. If we had not received the $14.6 million of benefit from the new methodology during the year ended December 31, 2015, our distributable cash flow coverage would have been 1.14x rather than the actual distributable cash flow coverage of 1.24x during the year ended December 31, 2015.

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt(1)
Revolving credit facility due May 2018	$580,500	$—	$580,500	$—	$—
Term loan facility due May 2018	150,000	—	150,000	—	—
6% senior notes due April 2021(2)	350,000	—	—	—	350,000
6% senior notes due October 2022(3)	350,000	—	—	—	350,000
Total long-term debt	1,430,500	—	730,500	—	700,000
Estimated interest payments(4)	320,719	70,997	123,722	84,000	42,000
Total contractual obligations	$1,751,219	$70,997	$854,222	$84,000	$742,000

(1)
Amounts represent the expected cash payments for principal on our debt and do not include any deferred issuance costs or fair market valuations of our debt. For more information on our long-term debt, see Note 7 (“Long-Term Debt”) to our Financial Statements.

(2)	Amounts represent the full face value of the 2013 Notes and are not reduced by the unamortized discount of $3.9 million as of December 31, 2015.

(3)	Amounts represent the full face value of the 2014 Notes and are not reduced by the unamortized discount of $4.7 million as of December 31, 2015.

(4)	Interest amounts calculated using interest rates in effect as of December 31, 2015, including the effect of our interest rate swaps.

At December 31, 2015, $2.0 million of unrecognized tax benefits have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions, and we are uncertain as to if or when such amounts may be settled. We have not recorded any liability for penalties and interest related to these unrecognized tax benefits.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Effects of Inflation

Our revenue and results of operations have not been materially impacted by inflation in the past three fiscal years.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and accounting policies, including those related to bad debt, fixed assets, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences can be material to our financial condition, results of operations and liquidity. We describe our significant accounting policies more fully in Note 1 (“Basis of Presentation and Summary of Significant Accounting Policies”) to our Financial Statements.

Allowances and Reserves

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate.

Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2015 and 2014, we recorded bad debt expense of $2.3 million and $1.1 million, respectively. During the year ended December 31, 2013, we recorded a recovery of bad debt expense of approximately $25,000.

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

We review the carrying value of our goodwill for potential impairment in the fourth quarter of every year, or whenever events or other circumstances indicate that we may not be able to recover the carrying amount. We first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. We may elect to perform the two-step goodwill impairment test without completing a qualitative assessment.

If a two-step process goodwill impairment test is elected or required, the first step is to compare the implied fair value of our reporting unit with its carrying value (including the goodwill). If the implied fair value of the reporting unit is higher than the carrying value, no impairment is deemed to exist and no further testing is required. If, however, the implied fair value of the reporting unit is below the recorded carrying value, then a second step must be performed to determine the goodwill impairment required, if any. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test is judgmental in nature and involves the use of significant estimates and assumptions, which have a significant impact on the fair value determined. We determine the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the earnings before interest expense, provision for income taxes and depreciation and amortization expense of comparable peer companies. Significant estimates for our reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples.

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

Contingencies and Litigation

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, the accounting standard for contingencies requires management to make judgments about future events that are inherently uncertain. We are required to record (and have recorded) a loss during any period in which we believe a contingency is probable and can be reasonably estimated. In making determinations of likely outcomes of pending or threatened legal matters, we consider the evaluation of counsel knowledgeable about each matter.

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. We regularly assess and, if required, establish accruals for income tax and non-income based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2015 and 2014, we had recorded approximately $3.1 million and $1.8 million (including penalties and interest), respectively, of accruals for tax contingencies. Of these amounts, $2.0 million and $1.7 million, respectively, are accrued for income taxes and $1.1 million and $0.1 million, respectively, are accrued for non-income based taxes. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Self-Insurance

Archrock insures our property and operations and allocates certain insurance costs to us. Archrock is self-insured up to certain levels for general liability, vehicle liability, group medical and workers’ compensation claims. We regularly review estimates of reported and unreported claims and provide for losses based on claims filed and an estimate for significant claims incurred but not reported. Although we believe the insurance costs allocated to us are adequate, it is reasonably possible our estimates of these liabilities will change over the near term as circumstances develop. Archrock currently has minimal insurance on our offshore assets.

Recent Accounting Pronouncements

See Note 15 (“Recent Accounting Pronouncements”) to our Financial Statements.

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

As of December 31, 2015, after taking into consideration interest rate swaps, we had $230.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2015 would result in an annual increase in our interest expense of approximately $2.3 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 10 (“Accounting for Derivatives”) to our Financial Statements.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of December 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of internal control over financial reporting as of December 31, 2015 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Archrock Partners, L.P.
Houston, Texas

We have audited the internal control over financial reporting of Archrock Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Partnership and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 2016

Item 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

Because our general partner is a limited partnership, its general partner, Archrock GP LLC, conducts our business and operations. Archrock GP LLC’s board of directors and officers, which we refer to as our board of directors and our officers, make decisions on our behalf. Our general partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect the directors of Archrock GP LLC or directly or indirectly participate in our management or operation. As a result, we do not hold annual unitholder meetings. Our general partner owes a fiduciary duty to our unitholders. Our general partner is liable, as our sole general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our general partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.

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

Our board of directors has standing audit, compensation and conflicts committees. Each committee’s written charter is available on our website at www.archrock.com and without charge to any unitholder upon written request to Investor Relations, 16666 Northchase Drive, Houston, Texas 77060.

Our board of directors met seven times during 2015 and took action by unanimous written consent on two occasions. During 2015, each director attended at least 75% of the aggregate number of meetings of the board of directors and any committee of the board of directors on which such director served.

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

Audit Committee.  The audit committee, which met four times during 2015, consists of Messrs. Crump (chair), Finley and Segner. The board of directors has determined that each of Messrs. Crump, Finley and Segner is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each is “independent” within the meaning of the applicable NASDAQ and Exchange Act rules regulating audit committee independence. The audit committee assists our board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and terms and pre-approve any non-audit services to be performed by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee.

Compensation Committee.  The compensation committee, which met five times during 2015 and took action by unanimous written consent on one occasion, consists of Messrs. Crump, Finley (chair) and Segner. The compensation committee discharges the board of directors’ responsibilities relating to compensation of our executives and independent directors, reviews and approves the manner in which Archrock allocates to us its compensation expense applicable to our executives and oversees the development and implementation of our compensation programs. The compensation committee also, in accordance with the SEC’s rules and regulations, produces the compensation discussion and analysis included in Item 11 (“Executive Compensation”) of this Annual Report on Form 10-K.

Conflicts Committee.  The conflicts committee, which met four times during 2015, consists of Messrs. Crump (chair), Finley and Segner. The purpose of the conflicts committee is to carry out the duties of the committee as set forth in our Partnership Agreement and the Omnibus Agreement, and any other duties delegated by our board of directors that may involve a conflict of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common units (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us and the representations made to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations, as set forth in Section 16(a) of the Exchange Act, during 2015. However, in 2015, Mr. Schlanger reported the sale of 2,750 units in 2014 that had not been previously reported due to an administrative error.

Code of Ethics

Archrock GP LLC has adopted a Code of Business Conduct and Ethics that applies to it and its subsidiaries and affiliates, including us, and to all of its and their respective employees, directors and officers, including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code is available on our website at www.archrock.com or without charge upon written request to Investor Relations, 16666 Northchase Drive, Houston, Texas 77060.

Directors and Executive Officers

All of our executive officers allocate their time between managing our business and affairs and Archrock’s business and affairs. Archrock causes the executive officers to devote as much time to the management of our business and affairs as is necessary. A significant number of other employees of Archrock and its affiliates operate our business and provide us with general and administrative services.

Our current directors and executive officers are:

Name	Age	Title
D. Bradley Childers	51	President, Chief Executive Officer and Chairman of the Board
David S. Miller	52	Senior Vice President, Chief Financial Officer and Director
Robert E. Rice	50	Senior Vice President and Director
Donald C. Wayne	49	Senior Vice President, General Counsel and Director
Donna A. Henderson	48	Vice President and Chief Accounting Officer
James G. Crump	75	Director
G. Stephen Finley	65	Director
Edmund P. Segner, III	62	Director

D. Bradley Childers.  Mr. Childers was elected President, Chief Executive Officer and Chairman of the Board of Archrock GP LLC in December 2011, having served as interim Chief Executive Officer and interim Chairman of the Board since November 2011. Prior to that, Mr. Childers served as Senior Vice President and director of Archrock GP LLC since June 2006 and May 2008, respectively. In December 2011, Mr. Childers also assumed the roles of President, Chief Executive Officer and director of Archrock, after serving in those roles on an interim basis since November 2011. He was Senior Vice President of Archrock from August 2007 through November 2011. Prior to the Spin-off, he was also an officer of certain Exterran subsidiaries, including President, North America of Exterran Energy Solutions, LP. from March 2008 through November 2011. Prior to the merger of Hanover Compressor Company and Universal Compression Holdings, Inc. in August 2007, Mr. Childers joined Universal in 2002 and served in a number of management positions, including as Senior Vice President of Universal and President of the International Division of Universal Compression, Inc., Universal’s wholly-owned subsidiary. He held various positions with Occidental Petroleum Corporation (an international oil and gas exploration and production company) and its subsidiaries from 1994 to 2002, including as Vice President, Business Development at Occidental Oil and Gas Corporation. Mr. Childers is a member of the board of directors of Yellowstone Academy (a non-profit organization). Mr. Childers also serves as an officer of certain other Archrock subsidiaries. Mr. Childers holds a B.A. from Claremont McKenna College and a J.D. from the University of Southern California.

Mr. Childers’ day to day leadership as our Chief Executive Officer and his role in forming the Partnership provide him with an intimate knowledge of our Partnership, including its strategies, operations and markets. His previous experience as President, North America of Exterran Energy Solutions, L.P. has provided him with intimate knowledge of our contract compression operations, as well as a unique understanding of market factors and operational challenges and opportunities. Mr. Childers’ business judgment, management experience and leadership skills are highly valuable in assessing our business strategies and accompanying risks. We believe this knowledge and experience make Mr. Childers well qualified to serve as a director of Archrock GP LLC.

David S. Miller.  Mr. Miller was elected Senior Vice President and Chief Financial Officer of Archrock GP LLC in April 2012 and as a director of Archrock GP LLC in March 2009. He was also elected Senior Vice President and Chief Financial Officer of Archrock in November 2015. Prior to the Spin-off, he was an officer of certain Exterran subsidiaries, including Vice President and Chief Financial Officer, Eastern Hemisphere of Exterran Energy Solutions, L.P. from August 2010 through April 2012. He also previously served as Vice President and Chief Financial Officer of Archrock GP LLC from March 2009 through August 2010. Prior to that, Mr. Miller served as Chief Operating Officer of JMI Realty (a private real estate investment and development company) from October 2005 through January 2009. From April 2002 through September 2005, Mr. Miller was a partner with SP Securities LLC (a private investment banking firm). Prior to joining SP Securities LLC, Mr. Miller served in positions of increasing responsibility with the Energy Investment Banking department of Merrill Lynch & Co, Inc. (a financial management and advisory firm) from May 1993 through March 2002. He serves as an officer of certain other Archrock subsidiaries. Mr. Miller holds a B.S. in finance from Southern Methodist University and an MBA from Northwestern University J.L. Kellogg Graduate School of Management.

Through his role as our Senior Vice President and Chief Financial Officer, Mr. Miller brings extensive knowledge of our Partnership, including its capital structure and financing requirements. Mr. Miller also brings valuable financial expertise, including extensive experience with capital markets transactions, knowledge of the energy industry and familiarity with the natural gas compression industry from his prior role as an investment banker. We believe this knowledge and experience make Mr. Miller well qualified to serve as a director of Archrock GP LLC.

Robert E. Rice.  Mr. Rice was elected Senior Vice President and Director of Archrock GP LLC in December 2011 and November 2015, respectively. He was also appointed Senior Vice President of Archrock in December 2011 and was appointed to the additional role of Chief Operating Officer in November 2015. Prior to the Spin-off, he was an officer of certain Exterran subsidiaries, including President, North America of Exterran Energy Solutions, L.P. from December 2011 through November 2015 and Regional Vice President for the U.S. Gulf Coast Region from August 2007 through December 2011. Prior to the merger of Hanover and Universal, Mr. Rice held the following positions at Hanover: Vice President, Gulf Coast Business Unit, from September 2003 to August 2007; Vice President, Health, Safety & Environmental, from October 2002 to September 2003; and Director, Corporate Development, January 2002 to October 2002. During his career, Mr. Rice has been based in Argentina and Australia and has developed detailed experience in analyzing, structuring and growing businesses in domestic and international energy markets. Mr. Rice served as a Flight Test Engineer with the United States Air Force. Mr. Rice also serves as an officer of certain other Archrock subsidiaries. Mr. Rice earned a B.S. in electrical engineering from Louisiana Tech University.

Mr. Rice’s direct responsibility for our operations in his role as our Chief Operating Officer of Archrock and his previous role as President, North America of Exterran Energy Solutions, LP. has provided him with a first-hand working knowledge of our contract compression operations. Mr. Rice also possesses a thorough understanding of market factors and operational challenges and opportunities. He plays an integral role in assessing our business strategies and accompanying risks. We believe this knowledge and experience make Mr. Rice well qualified to serve as a director of Archrock GP LLC.

Donald C. Wayne.  Mr. Wayne was elected Senior Vice President and General Counsel of Archrock GP LLC in May 2008, having served as Vice President, General Counsel and Secretary since August 2006. He also serves as Senior Vice President, General Counsel and Secretary of Archrock. Prior to the Spin-off, he was an officer of certain Exterran subsidiaries, including Senior Vice President, General Counsel and Secretary of Exterran Energy Solutions, L.P. since August 2007. Prior to the merger of Hanover and Universal, Mr. Wayne served as Vice President, General Counsel and Secretary of Universal, a position he assumed upon joining Universal in August 2006. Prior to joining Universal, he served as Vice President, General Counsel and Corporate Secretary of U.S. Concrete, Inc. (a producer of ready-mixed concrete and concrete-related products) from 1999 to August 2006. Prior to joining U.S. Concrete in 1999, Mr. Wayne served as an attorney with the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. Mr. Wayne also serves as an officer and director of certain other Archrock subsidiaries. Mr. Wayne holds a B.A. from Tufts University and a J.D. and an MBA from Washington University (St. Louis).

As an officer of Archrock GP LLC for almost ten years, Mr. Wayne has an extensive knowledge of the Partnership, including its strategies, operations, challenges and opportunities. In addition, Mr. Wayne brings an understanding of legal and regulatory matters. We believe this knowledge and experience make Mr. Wayne well qualified to serve as a director of Archrock GP LLC.

Donna A. Henderson.  Ms. Henderson is Vice President and Chief Accounting Officer of Archrock GP LLC, positions she assumed in January 2016. Ms. Henderson has served as the Vice President, Accounting of the Company’s primary operating subsidiary since August 2015. Prior to joining Archrock, from April 2013 until June 2015, Ms. Henderson served as Vice President and Chief Accounting Officer of Southcross Energy Partners GP, LLC (a provider of natural gas gathering, processing, treating, compression and transportation services). From September 2011 to December 2012, Ms. Henderson was the Vice President and Chief Audit Executive of GenOn Energy, Inc. (a wholesale electric generator which merged into NRG Energy). Prior to that position, Ms. Henderson served as Assistant Controller of GenOn Energy, Inc. and its predecessor companies, RRI Energy, Inc. and Reliant Energy Inc., from July 2005 to September 2011, and held various other leadership roles within the accounting department of that organization since September 2000. From 1996 to 2000, Ms. Henderson held various accounting positions with Lyondell Chemical (a manufacturer of chemicals and polymers). Ms. Henderson began her career in Houston, Texas in 1989 with Deloitte & Touche LLP, where she worked until November 1993 when she joined KPMG LLP in Albuquerque, New Mexico, where she worked until 1995. Ms. Henderson holds a BBA in accounting from Eastern New Mexico University and is a member of the American Institute of Certified Accountants.

James G. Crump.  Mr. Crump was elected as a director of Archrock GP LLC in October 2006. Mr. Crump began his career at Price Waterhouse in 1962 and became a partner in 1974. From 1977 until the merger of Price Waterhouse and Coopers Lybrand in 1998, Mr. Crump held numerous management and leadership roles. From 1998 until his retirement in 2001, Mr. Crump served as Global Energy and Mining Cluster Leader, as a member of the U.S. Management Committee and the Global Management Committee and as Houston Office Managing Partner. Mr. Crump served as chairman of the audit committee and a member of the conflicts committee of the board of directors of Copano Energy, L.L.C. (a natural gas gathering and processing company) from November 2004 until Copano was acquired by Kinder Morgan Energy Partners in May 2013. He is a director of the Lamar University Foundation and the Culinary Endowment and Scholarship, Inc. (both non-profit organizations). Mr. Crump holds a B.B.A. in accounting from Lamar University.

With a nearly 40-year career focused on providing independent public accounting services to the energy industry, Mr. Crump contributes a broad-based understanding of the oil and gas industry and of complex accounting and financial matters. We believe this knowledge and experience make Mr. Crump well qualified to serve as a director of Archrock GP LLC.

G. Stephen Finley.  Mr. Finley was elected as a director of Archrock GP LLC in November 2006. Mr. Finley served in various positions of increasing responsibility at Baker Hughes Incorporated (a provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry) from 1982 until his retirement in 2006, including as Senior Vice President - Finance and Administration and Chief Financial Officer from April 1999 through April 2006. Mr. Finley currently serves as chairman of the audit committee and as a member of the compensation committee and the nominating and corporate governance committee of the board of directors of Newpark Resources, Inc. (a provider of integrated site, environmental and drilling fluid services to the oil and gas exploration and production industry). From April 2012 to December 2014, Mr. Finley served on the board of Microseismic, Inc. (a private oilfield services company providing real-time monitoring and mapping of hydraulic fracture operations in unconventional oil and gas plays) and from December 2006 to November 2011, he served on the board of Total Safety U.S., Inc. (a privately held company and global provider of integrated safety strategies and solutions for hazardous environments). He currently serves on the board of CPG GP LLC, the general partner of Columbia Pipeline Partners LP (an owner of natural gas pipelines, storage and related midstream assets). Mr. Finley holds a B.S. from Indiana State University.

Mr. Finley contributes extensive financial acumen and an understanding of the oil and gas services industry, including oilfield services companies, through his 24 years of service with Baker Hughes, including seven years as Chief Financial Officer, and also serves on the audit and compensation committees of the board of directors of another energy services company. We believe this knowledge and experience make Mr. Finley well qualified to serve as a director of Archrock GP LLC.

Edmund P. Segner, III.  Mr. Segner was elected as a director of Archrock GP LLC in May 2009. Mr. Segner is a Professor in the Practice of Engineering Management in the Department of Civil and Environmental Engineering at Rice University (Houston). In November 2008, Mr. Segner retired from EOG Resources, Inc. (EOG) (a publicly traded independent oil and gas exploration and production company). Among the positions he held at EOG was President and Chief of Staff and Director from 1999 to 2007. From March 2003 through June 2007, he also served as EOG’s principal financial officer. He served as chairman of the audit committee and as a member of the finance committee of the board of Seahawk Drilling, Inc. (an owner and operator of offshore oil and gas platforms and a provider of shallow water contract drilling services to the oil and natural gas exploration industry) from August 2009 to October 2011. Mr. Segner currently serves as chairman of the reserves and environment, health and safety committee and is a member of the audit and compensation committees of Bill Barrett Corporation (a company engaged in exploration and development of natural gas and oil reserves in the Rocky Mountain region of the U.S.). Mr. Segner also serves as lead director, audit committee chair and member of the nominating and governance committee of Laredo Petroleum, Inc. (a company focused on the exploration, development and acquisition of oil and natural gas properties in the Permian region of the U.S.) and as a director and a member of the conflicts committee of Midcoast Holdings, LLC (a natural gas and natural gas liquids midstream company with operations primarily in Texas and Oklahoma). Mr. Segner is a member of the Society of Petroleum Engineers and currently serves on the board of trustees of the Nature Conservancy of Texas (a non-profit organization). Mr. Segner is a Certified Public Accountant and holds a B.S. in civil engineering from Rice University and an M.A. in economics from the University of Houston.

Mr. Segner brings technical experience and financial acumen to the board of directors. Having served in a senior management position for an oil and gas company, Mr. Segner also possesses a thorough understanding of the energy industry and operational challenges unique to this industry. In addition, as a former president of a public company and as a director of other public companies, Mr. Segner has valuable experience with other functions pertinent to our board, including compensation, financing matters and the evaluation of acquisition opportunities. We believe this knowledge and experience make Mr. Segner well qualified to serve as a director of Archrock GP LLC.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

As is commonly the case for many publicly traded limited partnerships, we have no employees. Under the terms of our partnership agreement, we are ultimately managed by Archrock GP LLC, the general partner of Archrock General Partner, L.P., our general partner (which we may refer to as our general partner or Archrock GP LLC). We refer to Archrock GP LLC’s management and executive officers as “our management” and “our executive officers” and Archrock GP LLC’s board of directors and compensation committee as “our board of directors” and “our compensation committee.”

The following discussion addresses our 2015 compensation for our named executive officers identified below. Effective November 3, 2015, Archrock, Inc. (“Archrock”) (formerly known as Exterran Holdings, Inc.) spun-off its international contract operations, international aftermarket services and global fabrication businesses into a standalone, publicly traded company, Exterran Corporation (the “Spin-off”). In connection with the Spin-off, Daniel K. Schlanger, formerly Senior Vice President of Archrock GP LLC and Senior Vice President, Sales and Marketing of Archrock was appointed an executive officer of Exterran Corporation on October 30, 2015 and no longer serves us or Archrock, and Jon C. Biro, formerly Senior Vice President of Archrock GP LLC and Senior Vice President and Chief Financial Officer of Archrock was appointed an executive officer of Exterran Corporation on October 30, 2015 and no longer serves us or Archrock. In addition, Kenneth R. Bickett served as Vice President and Chief Accounting Officer of Archrock GP LLC and Archrock until his retirement on December 31, 2015.

After taking into account this transition in our leadership team during fiscal year 2015, our named executive officers (collectively, the “Named Executive Officers”) for 2015 were:

D. Bradley Childers, President and Chief Executive Officer of Archrock GP LLC and Archrock;
David S. Miller, Senior Vice President and Chief Financial Officer of Archrock GP LLC and Archrock;
Robert E. Rice, Senior Vice President of Archrock GP LLC and Senior Vice President and Chief Operating Officer of Archrock;
Donald C. Wayne, Senior Vice President and General Counsel of Archrock GP LLC and Archrock and Secretary of Archrock;
Kenneth R. Bickett, former Vice President and Chief Accounting Officer of Archrock GP LLC and Archrock;
Daniel K. Schlanger, former Senior Vice President of Archrock GP LLC and former Senior Vice President, Sales and Marketing of Archrock; and
Jon C. Biro, former Senior Vice President of Archrock GP LLC and former Senior Vice President and Chief Financial Officer of Archrock.

Many of the compensation determinations made during 2015 were made taking into account the Spin-off. Additionally, in connection with the Spin-off, several adjustments were made to outstanding equity awards held by Exterran Holdings, Inc. (“Exterran Holdings”) employees at the time of the Spin-off, including the Named Executive Officers, as described in more detail below under "- Long-Term Incentive Award Adjustments in Connection with the Spin-off."

The following discussion addresses 2015 compensation both prior to and following the Spin-off. Accordingly, references to the Partnership, “we” or “us” prior to the completion of the Spin-off refer to Exterran Partners, L.P., and references to the Partnership, “we” or “us” following the completion of the Spin-off refer to Archrock Partners, L.P.

In connection with the Spin-off, on November 3, 2015, Exterran Holdings, Inc. was renamed “Archrock, Inc.,” Exterran GP LLC was renamed “Archrock GP LLC,” and Exterran General Partner, L.P. was renamed “Archrock General Partner, L.P.” For clarity and ease of understanding, this Compensation Discussion and Analysis generally refers to these entities by their post-Spin-off Archrock names.

Compensation Expense Allocations

Under the Omnibus Agreement, most costs associated with Archrock’s provision of services to us, including compensation of our Named Executive Officers, are allocated to us on a monthly basis in the manner that our general partner deems reasonable. During 2015, those allocations were generally made using a two-step process:

•
First, Archrock allocated an appropriate portion of its total SG&A expenses among its business segments, including to the U.S. portion of its North America contract operations segment, based on headcount and estimated time spent in support of North America contract operations.

•
Second, Archrock allocated to us a prorated portion of the SG&A expenses initially allocated to the U.S. portion of Archrock’s North America contract operations segment based upon the ratio of our total compression equipment horsepower to the sum of Archrock’s total U.S. compression equipment horsepower and our total compression equipment horsepower.

Effective January 1, 2015, the cost caps provision of the Omnibus Agreement terminated, and accordingly for 2015, there were no caps on the amount we were obligated to reimburse Archrock for SG&A expenses allocated to us, including compensation costs. See Part III, Item 13 (“Certain Relationships and Related Transactions, and Director Independence”) of this report for additional discussion of relationships and transactions we have with Archrock and the terms of the Omnibus Agreement.

During the year ended December 31, 2015, Archrock allocated to us the following percentages of Archrock compensation expenses incurred to provide the Named Executive Officers’ total compensation, including base salary, annual performance-based incentive compensation, Archrock stock and option awards, our phantom unit awards and other benefits:

Executive Officer	Percent of Named Executive Officer’s 2015 Total Compensation Allocated to the Partnership (%)
D. Bradley Childers	25.7
David S. Miller	56.0
Robert E. Rice	51.7
Donald C. Wayne	26.7
Kenneth R. Bickett	25.6
Daniel K. Schlanger	—
Jon C. Biro	8.3

Our Compensation Committee’s Structure and Responsibilities

Because most of our Named Executive Officers are also officers of Archrock, their compensation structure is established by the compensation committee of the board of directors of Archrock (the “Archrock Compensation Committee”). Our compensation committee’s primary responsibilities are to:

•	Discharge the board of directors’ responsibilities relating to our executives’ compensation;

•	Review and approve the manner in which Archrock allocates to us the compensation expense applicable to our Named Executive Officers;

•	Oversee the Archrock Partners, L.P. Long-Term Incentive Plan (the “Partnership Plan”) and make awards thereunder;

•	Review and approve compensation programs for our independent directors; and

•	Produce an annual report relating to this compensation discussion and analysis for inclusion in our Annual Report on Form 10-K in accordance with the rules and regulations of the SEC.

Our compensation committee is comprised entirely of independent directors within the meaning of applicable NASDAQ rules. The current members of our compensation committee are Messrs. Finley (chair), Crump and Segner.

Long-Term Incentive Award Adjustments in Connection with the Spin-off

As discussed above, Archrock completed the Spin-off of Exterran Corporation on November 3, 2015. In connection with the Spin-off, Archrock entered into an Employee Matters Agreement with Exterran Corporation, which (among other items) addressed the treatment of Exterran Holdings equity awards at the time of the Spin-off. Specifically, in connection with the Spin-off, Exterran Holdings’ equity awards (including equity awards held by our Named Executive Officers) were subject to the following adjustments, effective as of immediately prior to the Spin-off:

•
Pre-2015 Awards. Each outstanding Exterran Holdings stock option, restricted stock award, restricted stock unit award and performance unit award granted prior to calendar year 2015, whether vested or unvested, was split into two awards of the same type as the underlying pre-Spin-off award, consisting of an Archrock award and an Exterran Corporation award. In the case of outstanding non-qualified options, the exercise price was also adjusted to preserve the spread between the exercise price and the applicable market closing price immediately prior to and following the Spin-off.

•
2015 Awards. Each Exterran Holdings restricted stock award, restricted stock unit award and performance unit award granted in calendar year 2015 was converted solely into an award of the same type as the underlying pre-Spin-off award denominated in the common stock of the Named Executive Officer’s post-spin employer, either Archrock or Exterran Corporation, as applicable.

•
Incentive Stock Options. Notwithstanding the above, outstanding Exterran Holdings "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code (the “Code”)) were converted solely into options denominated in shares of common stock of the applicable Named Executive Officer’s post-spin employer if he elected, prior to the Spin-off, to preserve the tax treatment of his incentive stock options. Incentive stock options held by an individual who did not elect, prior to the Spin-off, to preserve the tax treatment of his incentive stock options were adjusted as otherwise described above.

•
General Terms. Equity awards that were adjusted as described above generally remain subject to the same vesting schedules and other terms and conditions as applied to the underlying Exterran Holdings awards immediately prior to the Spin-off.

In addition, in connection with the Spin-off, all of the then-outstanding Partnership phantom units held by Mr. Schlanger were accelerated in full.

For additional information with respect to the Archrock equity award adjustments made in connection with the Spin-off, please see the Employee Matters Agreement between Archrock and Exterran Corporation, dated November 3, 2015, which is Exhibit 10.1 to Archrock’s Form 8-K filed on November 5, 2015.

Compensation Philosophy and Objectives

The primary objectives of Archrock’s executive compensation program are to:

•
Pay competitively - The Archrock Compensation Committee believes that, to attract, retain and motivate an effective management team with the level of expertise and experience needed to achieve consistent growth, profitability and return for Archrock’s stockholders, total compensation should be competitive with that of comparably-sized companies across a variety of industries and within the oilfield services sector, as further described below in “How the Archrock Compensation Committee Determines Executive Compensation.”

•
Pay for performance - Archrock’s and our emphasis on performance-based, variable compensation is an important component of our overall compensation philosophy. Cash bonuses and equity-based incentive awards based on Archrock’s annual performance combined with Archrock’s and our time-based equity awards that vest over several years balance short-term and long-term business objectives. Approximately 84% of our Chief Executive Officer’s 2015 targeted total direct compensation (base salary plus targeted annual cash incentive and long-term incentive award (“LTI Award”) levels) and approximately 69% of our other Named Executive Officers’ 2015 targeted total direct compensation (taken as a group) was variable, with realized value dependent upon future performance. Targeted annual LTI Awards exclude the retention awards granted subsequent to the Spin-off, which are described below under “Long-Term Incentive Compensation - Retention Restricted Stock Awards.”

•
Align management’s interests with our stockholders’ interests - Archrock’s and our emphasis on equity-based compensation and ownership encourages executives to act strategically to drive sustainable long-term performance and enhance long-term stockholder value.

How the Archrock Compensation Committee Determines Executive Compensation

The Archrock Compensation Committee is responsible for establishing and overseeing compensation programs that are consistent with Archrock’s compensation philosophy. In carrying out this role, the Archrock Compensation Committee considers the following:

•	Current and past total compensation, including a review of base salary, short-term incentive pay and the value of LTI Awards received;

•	Data and analysis provided by the Archrock Compensation Committee’s independent compensation consultant, as further detailed below;

•	The Chief Executive Officer’s recommendations (other than with respect to his own compensation);

•	Archrock’s company and operating unit performance (where applicable), as well as each executive’s impact on performance;

•	Each executive’s relative scope of responsibility and potential;

•	Individual performance and demonstrated leadership;

•	Internal pay equity considerations; and

•	Any other factors that the Archrock Compensation Committee deems relevant.

No specific formula is used to determine the weight of any factor; rather, compensation is established based on the Archrock Compensation Committee’s assessment of all relevant information.

Compensation Consultant Analysis

For 2015, the Archrock Compensation Committee engaged Pearl Meyer & Partners, LLC (“PM&P”), an independent third-party compensation consultant, to:

•	provide a competitive review of executive compensation, including base salary, annual incentives, LTI Awards and total direct compensation, compared with independent and objective market data; and

•	provide information on how trends, new rules, regulations and laws impact executive and director compensation practice and administration.

For 2015, PM&P provided an analysis of data derived from (i) proxy statements filed by the members of Archrock’s peer group, as further described below, and (ii) surveys of the compensation practices of companies in the oilfield services industry, the broader energy industry and across a variety of industries, in each case with annual revenues ranging from approximately $1.0 billion to $3.0 billion. In performing its analysis, PM&P generally placed more weight on the proxy compensation data than on the information derived from the compensation surveys.

Because many of Archrock’s direct competitors were not, during 2015, publicly traded or of a comparable size, its 2015 peer group included a diversity of oilfield services and related companies with a range of revenues and with both domestic and international operations. The Archrock Compensation Committee believes this peer group included companies with which Archrock may compete for technical and managerial talent and provided an appropriate reference point for assessing the competitiveness of Archrock’s compensation program. The Archrock Compensation Committee annually reviews the composition of the peer group, based on input from its compensation consultant, and modifies it as circumstances, including industry consolidation and other competitive forces, warrant.

Archrock’s 2015 peer group included:

Basic Energy Services, Inc.	Key Energy Services, Inc.	Patterson-UTI Energy, Inc.
Cameron International Corporation	McDermott International, Inc.	RPC, Inc.
Dresser-Rand Group Inc.	Oceaneering International, Inc.	Superior Energy Services, Inc.
Flowserve Corporation	Oil States International, Inc.	Willbros Group, Inc.

For 2015, the Archrock Compensation Committee used PM&P’s analysis to help structure a competitive executive compensation program, position executive compensation within a target range (by referencing the market at the 50th percentile), and make individual compensation decisions based on comparable positions at those companies with which Archrock competes for talent, with the following results:

Cash Compensation calculated for each Named Executive Officer as the sum of his base salary (annualized) for 2015 and his 2015 target short-term incentive compensation.
2015 Compensation Positioning for Target Cash Compensation and Target Total Direct Compensation
averaged between the 25th and 50th percentile for our Named Executive Officers, including the Chief Executive Officer.

Total Direct Compensation
calculated for each Named Executive Officer as the sum of his Cash Compensation for 2015 and the grant date fair value of equity-based awards granted to him during 2015, excluding the retention awards granted subsequent to the Spin-off, which are described below under “Long-Term Incentive Compensation - Retention Restricted Stock Awards.”

While the Archrock Compensation Committee took into consideration the analysis provided, PM&P did not make any specific recommendation as to the Named Executive Officers’ compensation levels or performance targets for 2015.

Following review and consultation with PM&P, the Archrock Compensation Committee has determined that PM&P is independent and that no conflict of interest, either currently or during 2015, results from this engagement. The Archrock Compensation Committee continues to monitor the independence of its compensation consultant on a periodic basis.

Role of Management

The most significant aspects of management’s, including the Chief Executive Officer’s, role in the compensation-setting process are:

•	recommending compensation programs, compensation policies, compensation levels and incentive opportunities that are consistent with Archrock’s and our business strategies;

•	preparing and distributing materials for the Archrock Compensation Committee’s review and consideration;

•	recommending corporate performance goals on which performance-based compensation will be based; and

•	assisting in the evaluation of employee performance.

The Chief Executive Officer annually reviews the performance of each of the executive officers and recommends salary adjustments, annual cash incentives and LTI Awards for executives other than himself, which the Archrock Compensation Committee considers along with the other factors discussed above.

Elements of Compensation

Archrock’s executive compensation program is designed (i) to align our executive officers’ pay with individual, company and partnership performance in order to achieve growth, profitability and equityholder return, and (ii) to attract and retain talented executives who are critical to the short- and long-term success of us and Archrock. The key elements of our Named Executive Officers’ compensation and the primary objectives of each are:

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

Base Salary

The Archrock Compensation Committee has determined that, to attract external executive talent and support the development and retention of current executives, base pay should be competitive, as described above. In February 2015, the Archrock Compensation Committee reviewed the base salaries of our Named Executive Officers based upon the considerations discussed above under “How the Archrock Compensation Committee Determines Executive Compensation” and determined not to make any increases to our executive officers’ (including our Named Executive Officers’) base salaries for 2015 in light of market conditions, including an uncertain economic environment within our industry.

Our Named Executive Officers’ 2015 base salaries were:

Executive Officer	Title	2015 Base Salary ($)
D. Bradley Childers	President and Chief Executive Officer	800,000
David S. Miller	Senior Vice President and Chief Financial Officer	330,000
Robert E. Rice	Senior Vice President	400,000
Donald C. Wayne	Senior Vice President and General Counsel	375,000
Kenneth R. Bickett	Former Vice President and Chief Accounting Officer	274,500
Daniel K. Schlanger	Former Senior Vice President	420,000
Jon C. Biro	Former Senior Vice President	420,000

Annual Performance-Based Incentive Compensation

During the first quarter of each year, the Archrock Compensation Committee adopts a program to provide the short-term cash incentive element of Archrock’s and our Named Executive Officers’ compensation for that year. In February 2015, the Archrock Compensation Committee adopted the short-term incentive program for 2015 (the “2015 Incentive Program”). Each Named Executive Officer’s cash incentive target was a specified percentage of his base salary in 2015. The Archrock Compensation Committee determined not to increase our Named Executive Officers’ cash incentive targets in 2015 from their cash incentive targets in 2014. In determining the cash incentive opportunity for each Named Executive Officer, the Archrock Compensation Committee considered the factors discussed above under “How the Archrock Compensation Committee Determines Executive Compensation.”

Under the 2015 Incentive Program, each Named Executive Officer’s cash incentive target was:

Executive Officer	Title	2015 Cash Incentive Target (% of base salary)	2015 Cash Incentive Target ($)
D. Bradley Childers	President and Chief Executive Officer	110	880,000
David S. Miller	Senior Vice President and Chief Financial Officer	70	231,000
Robert E. Rice	Senior Vice President	70	280,000
Donald C. Wayne	Senior Vice President and General Counsel	65	243,750
Kenneth R. Bickett	Former Vice President and Chief Accounting Officer	40	109,800
Daniel K. Schlanger	Former Senior Vice President	70	294,000
Jon C. Biro	Former Senior Vice President	70	294,000

Each Named Executive Officer’s potential cash payout under the 2015 Incentive Program ranged from 0% to 200% of his incentive target.

Under the 2015 Incentive Program, the Archrock Compensation Committee could determine actual payouts to the Named Executive Officers by considering:

(i)	for all Named Executive Officers, Archrock’s performance, including an assessment of EBITDA, as adjusted, achieved by Archrock for 2015,

(ii)
for Messrs. Rice and Schlanger, the results achieved by Archrock’s North America operating unit and the Fabrication and Product Line unit, respectively, and for Messrs. Miller, Wayne, Bickett and Biro, the results achieved by Archrock’s Corporate Services unit,

(iii)	each officer’s individual contribution toward Archrock’s company and/or operating unit performance, including his demonstrated leadership and implementation of Archrock’s business strategy,

(iv)	Mr. Childers’ recommendations (other than with respect to himself), and

(v)	any other factors or criteria that the Archrock Compensation Committee chose to consider, in its discretion.

No specific weight was given to any of these factors.

Because the performance goals under the 2015 Incentive Program were established with respect to Exterran Holdings and because the Spin-off did not occur until November of 2015, the Archrock Compensation Committee determined to assess company performance based on the actual performance of Exterran Holdings and its affiliates prior to the Spin-off and the estimated performance of Exterran Holdings and its affiliates as of the Spin-off for the remainder of the 2015 fiscal year, as described further in the second footnote to the table below (rather than to take into account the actual performance of Exterran Holdings before the Spin-off and Archrock after the Spin-off).

To assess 2015 performance, the Archrock Compensation Committee considered where Exterran Holdings’ EBITDA, as adjusted, for purposes of the 2015 Incentive Program, achieved for 2015 fell within the target range shown in the table below. In early 2015, due to industry and market conditions, Exterran Holdings’ compensation committee determined to set the performance percentage for achievement of target EBITDA, as adjusted, at 75%.

	Below Threshold	Threshold	Target	Maximum	2015 Actual (2)
Exterran Holdings’ EBITDA, as adjusted (in millions)(1)	<$525	$525	$656	$787	$644
Exterran Holdings’ performance percentage	0	50%	75%	150%	73%

(1)
Exterran Holdings’ EBITDA, as adjusted, is calculated as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restructuring charges, non-cash gains or losses from foreign currency exchange rate changes recorded on intercompany obligations, expensed acquisition costs and other charges. EBITDA, as adjusted for purposes of the 2015 Incentive Program, makes further adjustments, in the Archrock Compensation Committee’s discretion, relating to certain items that are generally unusual or non-recurring in nature.

(2)
Calculated as (i) Exterran Holdings’ actual EBITDA, as adjusted, for the first ten months of 2015 plus (ii) Exterran Holdings’ estimated EBITDA, as adjusted, for the final two months of 2015 as projected at the time of the Spin-off.

To assess 2015 operating unit performance, the Archrock Compensation Committee considered the performance indicators shown below both prior to and after the Spin-off, since the Spin-off did not impact operating unit performance for the full year. For each of Archrock’s Latin America, North America and Eastern Hemisphere operating units, the specified financial performance indicators were collectively weighted at 70%, and the specified customer service, people and safety performance indicators were collectively weighted at 30%. For each of Archrock’s Fabrication/Product Line and the Corporate Services operating units, the specified financial performance indicators were collectively weighted at 80%, and the specified people and safety performance indicators were collectively weighted at 20%. Based on this assessment, achievement percentages for Archrock’s operating units were determined to range from 50% to 89%.

Archrock Operating Unit
Performance Indicator (1)	Latin America	North America	Eastern Hemisphere	Fabrication/ Product Line	Corporate Services
Financial	Operating cash flow Contract operations and fabrication bookings	Operating cash flow Net change in horsepower utilization Operating expense management	Operating cash flow Net change in horsepower utilization	EBITDA Fabrication bookings gross margin Product line working capital	Blended financial performance of Latin America, North America, Eastern Hemisphere and Fabrication/ Product Line operating units
Customer Service	Service availability percentage	Service availability percentage	Service reliability percentage	Not applicable	Not applicable
People	Supervisor effectiveness	Supervisor effectiveness	Supervisor effectiveness	Supervisor effectiveness	Supervisor effectiveness
Safety	Preventable vehicle incident rate Total recordable incident rate	Preventable vehicle incident rate Total recordable incident rate	Total recordable incident rate	Total recordable incident rate	Total recordable incident rate

(1)
Archrock has not disclosed its target levels with respect to the achievement of these operating unit performance indicators because they are derived from internal analyses reflecting its business strategy and will not otherwise be publicly disclosed. Archrock believes their disclosure would provide its competitors, customers and other third parties with significant insights regarding its confidential business strategies that could cause it substantial competitive harm.

Finally, the Archrock Compensation Committee considered each Named Executive Officer’s individual contribution toward Archrock company and/or operating unit performance including, as individually applicable, implementation of operational improvements, contribution toward Archrock company performance goals and initiatives and demonstrated leadership ability. For Messrs. Miller and Wayne, the Archrock Compensation Committee also considered their significant efforts during 2015 toward the completion of the Spin-off.

Following its assessment of company performance, operating unit performance and individual performance, the Archrock Compensation Committee approved the following cash payments under the 2015 Incentive Program. These amounts are expected to be paid in March 2016.

Executive Officer		Title	2015 Incentive Program Payout ($)
D. Bradley Childers		President and Chief Executive Officer	500,000
David S. Miller		Senior Vice President and Chief Financial Officer	325,000
Robert E. Rice		Senior Vice President	181,000
Donald C. Wayne		Senior Vice President and General Counsel	350,000
Kenneth R. Bickett	(1)	Former Vice President and Chief Accounting Officer	—
Daniel K. Schlanger	(2)	Former Senior Vice President	—
Jon C. Biro	(2)	Former Senior Vice President	—

(1)
Mr. Bickett did not receive a payout under the 2015 Incentive Program from Archrock as he was not employed by Archrock as of the payment date. Instead, as part of the cash severance payment made to Mr. Bickett in connection with his retirement on December 31, 2015, Mr. Bickett received payment of his 2015 cash incentive at target, prorated for the length of his service in 2015. Mr. Bickett’s severance payments are described in more detail in the section below entitled “Information Regarding Executive Compensation -Potential Payments upon Termination or Change of Control.”

(2)	Messrs. Schlanger and Biro did not receive a payout under the 2015 Incentive Program from Archrock as they were not employed by Archrock as of the payment date.

Long-Term Incentive Compensation

The Archrock Compensation Committee believes that awarding a meaningful portion of our Named Executive Officers’ total compensation in the form of LTI Awards aligns our executives’ interests with our equityholders’ interests, emphasizes long-term financial and operational performance and helps to retain key executives. Specifically, the Archrock Compensation Committee may consider grants of:

•
Archrock Stock Options incentivize Archrock’s key employees to work toward Archrock’s long-term performance objectives and the goal to achieve future stockholder appreciation, because options have value only when the value of Archrock’s common stock increases;

•
Archrock Restricted Stock and Restricted Stock Units to encourage retention and incentivize Archrock’s key employees to work toward long-term performance goals by aligning their interests with the interests of those of Archrock’s stockholders;

•
Archrock Performance Awards encourage long-range planning through performance factors designed to focus key employees on year-over-year performance improvements and initiatives and reward sustained stockholder value creation; and

•	Partnership Phantom Units with distribution equivalent rights (“DERs”) emphasize our growth objectives. DERs are the right to receive cash distributions on the units.

Grants of restricted stock, restricted stock units and performance awards during calendar year 2015 were made under the Archrock, Inc. 2013 Stock Incentive Plan (as amended, the “2013 Stock Incentive Plan”), which was approved by Archrock’s stockholders in April 2013. The 2013 Stock Incentive Plan is administered by the Archrock Compensation Committee. Awards of Partnership phantom units are made from the Partnership Plan, which is administered by our compensation committee.

LTI Awards are granted and valued based on the market closing price of Archrock’s common stock or our common units on the date of approval by the applicable compensation committee. LTI Awards to officers and employees generally vest one-third per year over a three-year period, subject to continued service through the vesting date. In addition, LTI Awards may be subject to accelerated vesting as described below under “Information Regarding Executive Compensation -Potential Payments upon Termination or Change of Control.”

Our compensation committee’s general practice is to grant equity-based awards to our directors and officers once a year in the first quarter, around the time the Archrock Compensation Committee grants equity-based awards to Archrock’s officers. The schedule for making annual LTI Awards is generally established several months in advance, and is not set based on knowledge of material nonpublic information or in response to our unit price. This practice results in awards typically being granted on a regular, predictable annual cycle (with certain exceptions, such as upon the hiring of a new employee or following the promotion of an employee). In some instances, our compensation committee may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date.

2015 LTI Awards

In determining the 2015 LTI Awards for each Named Executive Officer, the Archrock Compensation Committee considered the factors discussed above under “How the Archrock Compensation Committee Determines Executive Compensation,” and also reviewed share utilization with respect to the 2013 Stock Incentive Plan, potential overhang and burn rate under various award scenarios. Historically, stock options have comprised a portion of the LTI Awards for our executive officers. However, the Archrock Compensation Committee took into consideration the Spin-off when considering the mix of 2015 LTI Awards and determined not to award stock options in 2015 due to the complexity of the treatment of stock options in connection with the Spin-off. Therefore, the Archrock Compensation Committee approved a mix of 2015 LTI Awards for our Named Executive Officers that included Archrock restricted stock and performance units and our phantom units. These awards were made in March 2015, and all of the awards vest one-third per year over a three-year period from the date of grant, subject to continued service through the vesting date.

Performance Units. The performance units awarded to the Named Executive Officers in 2015 (the “2015 Performance Units”) were payable based on two alternative performance goals during the performance period from January 1, 2015 through December 31, 2015, namely (i) consummation of the Spin-off or (ii) achievement of Archrock’s EBITDA, as adjusted. In the event the Spin-off was consummated prior to the end of the performance period, the 2015 Performance Units would be deemed earned at 100% of target, and the achievement of EBITDA would not be applicable. In the event the Spin-off was not consummated prior to the end of the performance period, the 2015 Performance Units would be deemed earned from between 0% and 150% of target based on certain EBITDA performance. Because the Spin-off was consummated prior to the end of the performance period, the 2015 Performance Units were deemed earned at 100% of target.

The earned 2015 Performance Units vest one-third per year over a three-year period from the date of grant, subject to continued service through each vesting date, and are payable in cash based on the market closing price of Archrock’s common stock on the vesting date. In addition, the 2015 Performance Units are granted with tandem dividend equivalents, which are accrued during the performance period and are paid if and when the applicable performance goals are achieved and the 2015 Performance Units become earned. See the Grants of Plan-Based Awards Table for 2015 below for more information about the 2015 Performance Units awarded to our Named Executive Officers.

2015 Phantom Units. The Partnership Plan, which is administered by our Compensation Committee, provides for the grant of incentive compensation awards based on the Partnership’s common units. The Partnership phantom units are granted with tandem DERs, which are paid as and when distributions are paid to our common unit holders. During 2015, Messrs. Childers, Miller and Rice received an award of Partnership phantom units with DERs; however, due to the uncertainty around the placement of Exterran Holdings’ senior leadership team in connection with the Spin-off, Messrs. Wayne, Bickett, Schlanger and Biro did not receive an award of Partnership phantom units.

Retention Restricted Stock Awards. In connection with the Spin-off, on November 4, 2015, Messrs. Childers, Miller, Rice and Wayne, who continued to serve as our and Archrock’s executive officers following the Spin-off, were each granted a restricted stock award which is intended to incentivize such executive to remain in employment with Archrock following the Spin-off. These awards were made in addition to the regular grant of equity made in March 2015. The terms and conditions of these retention restricted stock awards are described in more detail below under “Executive Employment Letters” and set forth in the Grants of Plan-Based Awards Table for 2015.

Retirement Savings, Health and Welfare Benefits

Our Named Executive Officers participate in Archrock’s company-sponsored benefit programs on generally the same basis as Archrock’s other salaried employees. These benefits are designed to provide retirement income and protection against the financial hardship that can result from illness, disability or death.

Retirement Savings Plan

The Archrock 401(k) Plan allows certain employees who are U.S. citizens, including our Named Executive Officers, to defer a portion of their eligible salary, up to the Code maximum deferral amount, on a pre-tax basis or on a post-tax (Roth) basis. Participants make contributions to an account maintained by an independent trustee and direct how those contributions are invested. Archrock matches 100% of a participant’s contribution to a maximum of 1% of his or her annual eligible compensation, plus 50% of the participant’s contribution from 2% to a maximum of 6% of his or her annual eligible compensation, for a total company match of up to 3.5% of annual eligible compensation. Participants vest in Archrock’s matching contributions after two years of employment.

Deferred Compensation Plan

The Archrock Deferred Compensation Plan (the “Archrock Deferred Compensation Plan”) allows certain key employees who are U.S. citizens, including our Named Executive Officers, to defer receipt of their compensation, including up to 100% of their salaries and bonuses, and be credited with Archrock contributions designed to serve as a make-up for the portion of the employer-matching contribution that cannot be made under the Archrock 401(k) Plan due to Code limits. Participants generally must make elections relating to compensation deferrals and plan distributions in the year preceding that in which the compensation is earned. Contributions to the Deferred Compensation Plan are self-directed investments in the various funds available under the plan. There are thus no interest calculations or earnings measures other than the performance of the investment funds selected by the participant. Participants direct how their contributions are invested and may change these elections at any time, provided that such changes in elections comply with Section 409A of the Code.

Health and Welfare Benefit Plans

Archrock maintains a standard complement of health and welfare benefit plans for its employees, including our Named Executive Officers, which provide medical, dental and vision benefits, flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance and life insurance coverage. These benefits are provided to our Named Executive Officers on the same terms and conditions as they are provided to Archrock’s other employees.

Perquisites

As in prior years, Archrock provided limited perquisites during 2015. Our Named Executive Officers were eligible for a taxable benefit of tax preparation and planning services. Archrock policy prohibits tax gross-ups on perquisites.

Executive Employment Letters

In connection with the Spin-off, on November 3, 2015, each of Messrs. Childers, Miller, Rice and Wayne, who continued to serve as our and Archrock’s executive officers following the Spin-off, entered into employment letters with Archrock (the “Employment Letters”), which set forth the applicable Named Executive Officer’s title and reporting relationship, base salary, annual target incentive and eligibility for annual equity awards. Messrs. Schlanger and Biro, who ceased to serve as executive officers of us and Archrock and commenced employment with Exterran Corporation at the time of the Spin-off, did not enter into an Employment Letter with Archrock. In addition, Mr. Bickett, who retired on December 31, 2015, did not enter into an Employment Letter with Archrock at the time of the Spin-off.

Under the Employment Letters, each of Messrs. Childers, Miller, Rice and Wayne are eligible to receive the same annual base salary, annual short-term incentive target and annual equity award value as in effect immediately prior to the Spin-off, which annual short-term incentive and annual equity award value are subject to annual review in the discretion of the Archrock Compensation Committee. In addition, each Employment Letter provides that the applicable executive is eligible to participate in all employee benefit plans maintained by Archrock for the benefit of its executives generally. Each Employment Letter also provides for the grant and/or payment of a retention incentive, either in shares of Archrock restricted stock, or a combination of cash and Archrock restricted stock, as described in more detail below. These retention incentives were specifically designed to encourage continued service of our Named Executive Officers up to and through the date of the Spin-off despite the uncertainty created by the transaction and, in the majority of cases, the available severance provisions in prior employment arrangements.

Pursuant to his Employment Letter, on November 4, 2015, Mr. Childers received a retention incentive in the form of an Archrock restricted stock award, granted under the 2013 Stock Incentive Plan, with a grant date value of $2,000,000. Thirty-three percent of the restricted stock award was vested on the date of grant, thirty-three percent of the restricted stock award will vest on the first anniversary of the Spin-off, and thirty-four percent of the restricted stock award will vest on the second anniversary of the Spin-off, subject to Mr. Childers’ continued employment with Archrock through each applicable vesting date.

Pursuant to their Employment Letters, Messrs. Miller, Rice and Wayne received retention incentives with aggregate values of $400,000, $1,200,000 and $400,000, respectively. Thirty-three percent of each such Named Executive Officer’s retention incentive value was paid in the form of cash within 30 days following the Spin-off, and the remaining sixty-seven percent of the retention incentive value was granted on November 4, 2015 under the 2013 Stock Incentive Plan in the form of an Archrock restricted stock award which vests thirty-three percent on the first anniversary of the Spin-off and thirty-four percent on the second anniversary of the Spin-off, subject to the Named Executive Officer’s continued employment with Archrock through each applicable vesting date.

Pursuant to their respective Employment Letters, each of Messrs. Childers, Miller, Rice and Wayne also entered into new severance benefit and change of control agreements with Archrock, as described in more detail below under “-Severance Benefit Agreements and Change of Control Agreements.” In addition, pursuant to their respective Employment Letters, each such executive waived his right to resign for “good reason” (as defined in their respective severance benefit and change of control agreements with Archrock) in connection with any changes in his title, duties and/or responsibilities that have occurred or may occur in connection with the Spin-off.

Severance Benefit Agreements and Change of Control Arrangements

Severance Benefit and Change of Control Agreements

As of January 1, 2015, Exterran Holdings was a party to severance benefit agreements and change of control agreements with each of our Named Executive Officers, and on November 3, 2015, Archrock entered into new severance benefit agreements and change of control agreements with Messrs. Childers, Miller, Rice and Wayne, who continued to serve as our and Archrock’s executive officers following the Spin-off, in connection with the Spin-off. Messrs. Schlanger and Biro, who ceased to serve as executive officers of us and Archrock and commenced employment with Exterran Corporation at the time of the Spin-off, did not enter into new severance benefit or change of control agreements with Archrock. In addition, Mr. Bickett, who retired on December 31, 2015, did not enter into new severance benefit or change of control agreements with Archrock at the time of the Spin-off.

The Archrock Compensation Committee believes that severance and change of control agreements are necessary to attract and retain executive talent and are, therefore, a customary part of executive compensation. Archrock’s change of control agreements are structured as “double trigger” agreements. In other words, the change of control alone does not trigger benefits; rather, benefits are paid only if the executive incurs a qualifying termination of employment within 18 months following a change of control. See “Information Regarding Executive Compensation -Potential Payments upon Termination or Change of Control,” below, for a description of the terms of the change of control agreements and the severance benefit agreements with our Named Executive Officers during 2015, as well as estimates of the potential payouts under those agreements.

Equity Plans

Archrock’s Amended and Restated 2007 Stock Incentive Plan (as amended, the “2007 Stock Incentive Plan”), the 2013 Stock Incentive Plan and the Partnership Plan each permit the accelerated vesting of outstanding equity awards upon a change of control. In March 2014, we and Archrock determined to eliminate any single-trigger accelerated vesting with respect to future equity awards in order to incentivize employees to remain in employment with Archrock following a change of control. See “Information Regarding Executive Compensation -Potential Payments upon Termination or Change of Control,” below, for more information about equity vesting under various circumstances.

401(k) Plan

The Archrock 401(k) Plan provides for accelerated vesting of any unvested Archrock matching contributions following a change of control.

Other Policies and Considerations

Unit Ownership Requirements

We do not have any policy or guidelines that require specified ownership of our common units by our directors or executive officers or any unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of February 11, 2016, our independent directors collectively held 57,033 common units, and our Named Executive Officers collectively held 80,915 common units and 76,183 unvested phantom units with DERs.

Prohibition on Hedging

Archrock’s policy prohibits all employees and directors from entering into any transaction designed to hedge or offset any decrease in the market value of its or our equity securities, including purchasing financial instruments (such as variable forward contracts, equity swaps, collars or exchange funds), or otherwise trading in market options (such as puts or calls), warrants, or other derivative instruments of our equity securities.

Tax Compensation Deduction Limitations

As we are a partnership and not a corporation taxable as such for U.S. federal income tax purposes, we are not subject to the executive compensation tax deductible limitations of Section 162(m) of the Code. However, as Archrock has an ownership interest in our equity securities, our compensation committee is mindful of the impact that Section 162(m) may have on compensatory deductions passed through to Archrock.

Compensation Committee Report

The compensation committee of the board of directors of Archrock GP LLC has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Compensation Committee:

G. Stephen Finley, Chair
James G. Crump
Edmund P. Segner, III

INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table for 2015

The following table shows the compensation paid during the years shown to our Named Executive Officers. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

Name and Title	Year	Salary ($)(1)		Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
D. Bradley Childers, President and Chief Executive Officer	2015	800,000		—	5,300,002	—	500,000	205,409	6,805,411
	2014	765,385		—	2,359,485	907,457	2,000,000	243,543	6,275,870
	2013	615,385		—	2,274,164	797,082	880,000	41,200	4,607,831
David S. Miller, Senior Vice President and Chief Financial Officer	2015	330,000		132,027	817,985	—	325,000	44,809	1,649,821
	2014	320,401		—	794,482	—	700,000	62,158	1,877,041
	2013	286,462		—	423,698	—	230,000	17,199	957,359
Robert E. Rice, Senior Vice President and Chief Operating Officer	2015	400,001		396,039	1,453,969	—	181,000	57,257	2,488,266
	2014	386,155		—	464,765	178,748	825,000	57,962	1,912,630
	2013	334,231		—	431,293	151,167	340,000	18,808	1,275,499
Donald C. Wayne, Senior Vice President and General Counsel	2015	375,001		132,030	817,984	—	350,000	44,822	1,719,837
	2014	369,231		—	544,498	—	500,000	56,390	1,470,119
	2013	347,231		—	729,602	—	315,000	22,837	1,414,670
Kenneth R. Bickett, Former Vice President and Chief Accounting Officer	2015	278,718		—	225,044	—	—	614,733	1,118,495

Daniel K. Schlanger, Former Senior Vice President	2015	355,385	(6)	—	800,006	—	—	95,614	1,251,005
	2014	407,308		—	511,980	279,995	600,000	64,447	1,863,730
	2013	362,692		—	567,353	279,852	450,000	27,234	1,687,131
Jon C. Biro, Former Senior Vice President	2015	355,385	(6)	—	800,006	—	—	26,781	1,182,172

(1)
Amounts reported in this column reflect base salaries earned on a fiscal year basis. Although no changes were made to our Named Executive Officers’ annualized base salaries during 2015, 2014 salaries reported in this column may appear lower than 2015 salaries because the last base salary adjustments were determined in March 2014.

(2)
The amounts in this column reflect cash retention payments awarded in connection with the Spin-off pursuant to the Named Executive Officers’ applicable Employment Letters. For more information, see “- Executive Employment Letters” above.

(3)
The amounts in this column for 2015 represent the grant date fair value of (a) restricted shares of Archrock’s common stock (including the one-time restricted stock grants made in connection with the Spin-off, which are set forth in the table below), (b) 2015 Performance Units at target level, and (c) our phantom units. The grant date fair values of the 2015 Performance Units at maximum level were as follows: Mr. Childers: $989,990; Mr. Miller: $165,014, Mr. Rice: $194,997; Mr. Wayne: $165,014; Mr. Bickett: $67,500; Mr. Schlanger: $240,018; and Mr. Biro: $240,018. The grant date fair value of these awards was calculated in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). For a discussion of valuation assumptions, see Note 16 to the consolidated financial statements in Archrock’s Annual Report on Form 10-K for the year ended December 31, 2015.
The grant date fair value of the one-time Archrock restricted stock grants made to our Named Executive Officers in connection with the Spin-off are as follows:

Name	Restricted Shares	Grant Date Fair Value ($)
D. Bradley Childers	158,730	1,999,998
David S. Miller	21,269	267,989
Robert E. Rice	63,809	803,993
Donald C. Wayne	21,269	267,989

(4)
For Messrs. Childers, Miller, Rice and Wayne, the amounts in this column for 2015 represent cash payments under the 2015 Incentive Program, which covered the compensation measurement and performance year ended December 31, 2015, and were paid during the first quarter of 2016. Messrs. Bickett, Schlanger and Biro did not receive a payout under the 2015 Incentive Program from Archrock as they were not employed by Archrock as of the payment date.

(5)	The amounts in this column for 2015 include the following:

Name	401(k) Plan Company Contribution ($)(a)	Deferred Compensation Plan Company Contribution ($)(b)	Tax Preparation and Planning Services ($)	DERs / Dividends ($)(c)	Other ($)		Total ($)
D. Bradley Childers	9,275	8,563	6,500	181,040	31	(d)	205,409
David S. Miller	9,275	6,309	—	29,198	27	(d)	44,809
Robert E. Rice	9,275	8,776	2,775	36,392	39	(d)	57,257
Donald C. Wayne	9,275	5,875	4,500	25,142	30	(d)	44,822
Kenneth R. Bickett	8,019	—	—	9,136	597,578	(e)	614,733
Daniel K. Schlanger	7,969	—	5,500	24,688	57,457	(f)	95,614
Jon C. Biro	9,275	—	—	17,506	—		26,781

(a)	The amounts shown represent Archrock’s matching contributions for 2015.
(b)
Our Named Executive Officers could contribute up to 100% of their base pay and bonus to the Deferred Compensation Plan, and Archrock made certain matching contributions designed to serve as a make-up for the portion of the employer matching contributions that cannot be made under Archrock’s 401(k) plan due to Code limits for Messrs. Childers, Miller, Rice, Wayne and Bickett.

(c)
Represents cash payments pursuant to (i) dividends on unvested restricted shares of Archrock’s common stock awarded under the 2007 and 2013 Stock Incentive Plans, (ii) dividend equivalents accrued in 2015 which were paid in March 2016 on unvested 2015 Performance Units awarded under the 2013 Stock Incentive Plan as finally determined by the Archrock Compensation Committee following conclusion of the 2015 performance period, and (iii) DERs on unvested Partnership phantom units awarded under the Partnership Plan.

(d)	Represents a cash payment for fractional shares resulting from the Spin-off.
(e)
Represents (i) a cash payment for fractional shares resulting from the Spin-off and (ii) the severance payments and benefits payable to Mr. Bickett upon his December 31, 2015 retirement, consisting of (a) a lump-sum cash payment equal to $494,091, and (b) the full value of twelve months of accelerated vesting of Mr. Bickett’s equity awards, including the accelerated vesting of his Partnership phantom units.

(f)	Represents the full value of the accelerated vesting of our phantom units held by Mr. Schlanger on November 3, 2015.
(6)
Reflects the portion of Messrs. Schlanger’s and Biro’s base salaries earned from January 1, 2015 through October 30, 2015, the payroll immediately prior to the effective time of the Spin-off and at which point such individuals ceased to be employed by Archrock.

Grants of Plan-Based Awards for 2015

The following table shows the short- and long-term incentive plan awards granted to the Named Executive Officers in 2015. The share and unit numbers and values shown in the following table with respect to Exterran Holdings equity awards granted prior to the Spin-off do not reflect the adjustments of such awards that occurred in connection with the Spin-off, which was effective November 3, 2015. See the section above entitled “- Long-Term Incentive Award Adjustments in Connection with the Spin-off” for a description of the adjustment of Exterran Holdings equity awards in connection with the Spin-off. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
D. Bradley Childers (7)	3/4/2015	—	880,000	1,760,000	—	20,670	31,005			—	—	659,993
	3/4/2015							62,011	(4)			1,980,011
	11/4/2015							158,730	(5)			1,999,998
	3/4/2015							26,538	(6)			660,000

David S. Miller (7)	3/4/2015	—	231,000	462,000	—	3,445	5,168			—	—	109,999
	3/4/2015							10,335	(4)			329,997
	11/4/2015							21,269	(5)			267,989
	3/4/2015							4,423	(6)			110,000

Robert E. Rice (7)	3/4/2015	—	280,000	560,000	—	4,071	6,107			—	—	129,987
	3/4/2015							12,214	(4)			389,993
	11/4/2015							63,809	(5)			803,993
	3/4/2015							5,227	(6)			129,995

Donald C. Wayne (7)	3/4/2015	—	244,000	488,000	—	3,445	5,168			—	—	109,999
	3/4/2015							13,780	(4)			439,995
	11/4/2015							21,269	(5)			267,989

Kenneth R. Bickett (7)	3/4/2015	—	110,000	220,000	—	1,409	2,114			—	—	44,989
	3/4/2015							5,637	(4)			179,989

Daniel K. Schlanger (8)	3/4/2015	—	294,000	588,000	—	5,011	7,517			—	—	160,001
	3/4/2015							20,044	(4)			640,005

Jon C. Biro (8)	3/4/2015	—	294,000	588,000	—	5,011	7,517			—	—	160,001
	3/4/2015							20,044	(4)			640,005

(1)
The amounts in these columns show the range of potential payouts under the 2015 Incentive Program. The actual payouts under the plan were determined in February 2016 and paid in March 2016, as shown in the Summary Compensation Table for 2015, above. As discussed above under “Annual Performance-Based Incentive Compensation,” Messrs. Bickett, Schlanger and Biro did not receive a payout under the 2015 Incentive Program from Archrock as they were not employed by Archrock as of the payment date.

(2)
The amounts in these columns show the range of potential payouts of 2015 Performance Units awarded as part of the 2015 LTI Award. “Target” is the number of 2015 Performance Units awarded. “Threshold” is the lowest possible payout (0% of the grant), and “Maximum” is the highest possible payout (150% of the grant). See “Long-Term Incentive Compensation-2015 Performance Units” for a description of the 2015 Performance Units.

(3)
The grant date fair value of Exterran Holdings performance units, Exterran Holdings restricted stock, and Partnership phantom units is calculated in accordance with ASC 718. 2015 Performance Units are shown at their pre-Spin-off target values. See footnotes (7) and (8) below for the post-Spin-off fair values of such awards (which reflect the incremental fair value associated with the adjustments to such awards in connection with the Spin-off). For a discussion of valuation assumptions, see Note 16 (“Stock-based Compensation and Awards”) to the consolidated financial statements in Archrock’s Annual Report on Form 10-K for the year ended December 31, 2015.

(4)	Shares of Exterran Holdings restricted stock awarded under the 2013 Stock Incentive Plan that vest one-third per year over a three-year period, subject to continued service through each vesting date.

(5)
Archrock retention restricted stock grants awarded under the 2013 Stock Incentive Plan pursuant to retention incentives awarded in connection with the Spin-off. Mr. Childers’ retention incentive value was awarded 100% in the form of restricted stock and was 33% vested on the date of grant, vests 33% on November 3, 2016, and vests 34% on November 3, 2017. With respect to the retention awards for Messrs. Rice, Miller and Wayne, 33% of each retention incentive was paid in cash in connection with the Spin-off and the remaining 67% of the value of each retention incentive was granted in the form of restricted stock, which vests 33% on November 3, 2016 and 34% on November 3, 2017. Each such restricted stock award is subject to the applicable individual’s continued service through each vesting date.

(6)	Partnership phantom units awarded under the Partnership Plan that vest one-third per year over a three-year period, subject to continued service through each vesting date.
(7)
On March 4, 2015, each of Messrs. Childers, Miller, Rice, Wayne and Bickett received Exterran Holdings performance units and restricted stock awards in the amounts and with the grant date fair values shown in the table above. In connection with the Spin-off, these awards were redenominated into Archrock performance units or restricted stock awards (as applicable). The resulting amounts and the fair value of those awards, which have been calculated in accordance with ASC 718 as of the effective time of the Spin-off and reflect the incremental fair value associated with the adjustments to such awards in connection with the Spin-off, are shown below. The performance units are shown at target.

Name	Grant Type	Number of Shares/Units #	Fair Value $
D. Bradley Childers	Performance Units	33,804	660,192
	Restricted Stock	101,416	1,980,654
David S. Miller	Performance Units	5,634	110,032
	Restricted Stock	16,902	330,096
Robert E. Rice	Performance Units	6,657	130,011
	Restricted Stock	19,975	390,111
Donald C. Wayne	Performance Units	5,634	110,032
	Restricted Stock	22,536	440,128
Kenneth R. Bickett	Performance Units	2,304	44,997
	Restricted Stock	9,219	180,047

(8)
On March 4, 2015, Messrs. Schlanger and Biro received Exterran Holdings performance units and restricted stock awards in the amounts and with the grant date fair values shown in the table above. In connection with the Spin-off, these awards were redenominated into Exterran Corporation performance units or restricted stock awards (as applicable). The resulting amounts and the fair value of those awards, which have been calculated in accordance with ASC 718 as of the effective time of the Spin-off and reflect the incremental fair value associated with the adjustments to such awards in connection with the Spin-off, are shown below. The performance units are shown at target.

Name	Grant Type	Number of Shares/Units (#)	Fair Value ($)
Daniel K. Schlanger	Performance Units	6,349	160,058
	Restricted Stock	25,396	640,233
Jon C. Biro	Performance Units	6,349	160,058
	Restricted Stock	25,396	640,233

Outstanding Equity Awards at Fiscal Year-End for 2015

The following table shows our Named Executive Officers’ equity awards and equity-based awards denominated in Archrock’s common stock and Partnership common units outstanding at December 31, 2015. The share and unit numbers and values shown in the following table cover shares of Archrock’s common stock and Partnership phantom units and have been adjusted to reflect the impact of the Spin-off, which was effective November 3, 2015. See the section above entitled “- Long-Term Incentive Award Adjustments in Connection with the Spin-off” for a description of the adjustment of Exterran Holdings equity awards in connection with the Spin-off. The numbers presented are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($)
D. Bradley Childers	19,879			26.54	3/3/2016
	13,360			46.03	6/12/2017
	59,818			9.87	3/4/2016
	32,335			13.92	2/28/2017
	33,772			13.96	3/4/2018
	219,258			6.25	12/12/2018
	59,415	30,989	(1)	15.32	3/4/2020	233,073	(3)	1,752,709	(4)	10,006	(5)	75,245	(4)
	20,778	43,113	(2)	25.18	3/4/2021	54,741	(6)	673,862	(9)	10,150	(7)	76,328	(4)
										33,804	(8)	254,206	(4)

David S. Miller	11,498			13.81	8/12/2017	49,771	(3)	374,278	(4)	1,380	(5)	10,378	(4)
	13,162			13.96	3/4/2018	8,831	(6)	108,710	(9)	1,692	(7)	12,724	(4)
										5,634	(8)	42,368	(4)
Robert E. Rice	3,996			13.96	3/4/2018
	29,855			8.79	3/4/2019
	10,782	7,952	(1)	15.32	3/4/2020	88,691	(3)	666,956	(4)	1,898	(5)	14,273	(4)
	4,093	9,742	(2)	25.18	3/4/2021	10,708	(6)	131,815	(9)	1,999	(7)	15,032	(4)
										6,657	(8)	50,061	(4)

Donald C. Wayne	7,356			46.03	6/12/2017	57,358	(3)	431,332	(4)	1,725	(5)	12,972	(4)
						1,903	(6)	23,426	(9)	1,692	(7)	12,724	(4)
										5,634	(8)	42,368	(4)
Kenneth R. Bickett	496			26.54	3/3/2016
	891			46.03	6/12/2017

Daniel K. Schlanger	7,202			46.03	6/12/2017
	17,010			13.92	2/28/2017
	30,961			13.96	3/4/2018
	45,045			8.79	3/4/2019
	19,961	9,980	(1)	15.32	3/4/2020
	6,411	12,821	(2)	25.18	3/4/2021	8,259	(3)	62,108	(4)	2,760	(5)	20,755	(4)
										2,460	(7)	18,499	(4)

Jon C. Biro						7,551	(3)	56,784	(4)

(1)
Archrock stock options awarded under the 2007 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2014, subject to continued service through each vesting date, with a term of seven years following the grant date.

(2)
Archrock stock options awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2015, subject to continued service through each vesting date, with a term of seven years following the grant date.

(3)
Shares of Archrock restricted stock awarded under the 2007 or 2013 Stock Incentive Plans that vest at the rate of one-third per year beginning on the initial vesting date shown below, subject to continued service through each vesting date, with the exception of the retention restricted stock awards granted pursuant to retention incentives awarded in connection with the Spin-off. Such awards vest as follows: Mr. Childers’ retention incentive value was awarded 100% in the form of restricted stock and was 33% vested on the date of grant, vests 33% on November 3, 2016, and vests 34% on November 3, 2017. With respect to the retention awards for Messrs. Rice, Miller and Wayne, 33% of each retention incentive was paid in cash in connection with the Spin-off and the remaining 67% of the value of each retention incentive was granted in the form of restricted stock, which vests 33% on November 3, 2016 and 34% on November 3, 2017. Each such restricted stock award is subject to the applicable individual’s continued service through each vesting date.

	Name	Unvested Shares	Initial Vesting Date	Name	Unvested Shares	Initial Vesting Date
	D. Bradley Childers	10,616	3/4/2014	Donald C. Wayne	7,321	3/4/2014
		14,691	3/4/2015		6,232	3/4/2015
		101,416	3/4/2016		22,536	3/4/2016
		106,350	11/4/2015		21,269	11/3/2016
	David S. Miller	2,928	3/4/2014	Daniel K. Schlanger	3,727	3/4/2014
		4,897	3/4/2015		4,532	3/4/2015
		3,775	9/22/2015	Jon C. Biro	7,551	9/22/2015
		16,902	3/4/2016
		21,269	11/3/2016
	Robert E. Rice	2,013	3/4/2014
		2,894	3/4/2015
		19,975	3/4/2016
		63,809	11/3/2016
(4)	Based on the market closing price of Archrock’s common stock on December 31, 2015 ($7.52).
(5)
Archrock performance units awarded under the 2007 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2014, subject to continued service through each vesting date. Amounts shown are the actual number of units awarded, as determined by the Exterran Holdings Compensation Committee following the conclusion of the applicable performance period.

(6)
Partnership phantom units awarded under the Partnership Plan that vest at the rate of one-third per year beginning on the initial vesting date shown below, subject to continued service through each vesting date.

	Name	Unvested Units	Initial Vesting Date	Name	Unvested Units	Initial Vesting Date
	D. Bradley Childers	10,171	3/4/2014	Robert E. Rice	1,929	3/4/2014
		18,032	3/4/2015		3,552	3/4/2015
		26,538	3/4/2016		5,227	3/4/2016
	David S. Miller	1,403	3/4/2014	Donald C. Wayne	701	3/4/2014
		3,005	3/4/2015		1,202	3/4/2015
		4,423	3/4/2016
(7)
Archrock performance units awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2015, subject to continued service through each vesting date. Amounts shown are the actual number of units awarded, as determined by the Exterran Holdings Compensation Committee following the conclusion of the applicable performance period.

(8)
Archrock performance units awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2016, subject to continued service through each vesting date. Amounts shown are the actual number of units awarded, as determined by the Archrock Compensation Committee following the conclusion of the applicable performance period.

(9)	Based on the market closing price of the Partnership’s common units on December 31, 2015 ($12.31).

Option Exercises and Stock Vested for 2015

The following table shows the value realized by the Named Executive Officers upon stock option exercises and stock award vesting of equity awards covering Archrock’s common stock and Partnership common units during 2015. The value realized upon vesting represents the total value to each Named Executive Officer and does not represent the amount allocated to us.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares and Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
D. Bradley Childers	—	—	112,852	2,455,392
David S. Miller	—	—	21,234	622,641
Robert E. Rice	—	—	18,216	550,516
Donald C. Wayne	—	—	26,528	832,884
Kenneth R. Bickett (3)	—	—	22,141	485,918
Daniel K. Schlanger (4)	—	—	27,898	834,560
Jon C. Biro	—	—	3,776	77,181

(1)
Includes Archrock’s restricted stock and Partnership phantom units that vested during 2015. Other than with respect to Mr. Childers, who vested in 52,380 shares of Archrock restricted stock in November 2015 and Mr. Bickett, who vested in 8,207 shares of Archrock restricted stock and 547 Partnership phantom units on December 31, 2015 in connection with his retirement, the amounts in the table above represent shares that vested prior to the Spin-off and therefore do not reflect adjustments made in connection with the Spin-off, as described above under the section entitled “Long-Term Incentive Award Adjustments in Connection with the Spin-off”.

(2)
The value realized for vested awards was determined by multiplying the fair market value of the Archrock restricted stock (market closing price of Archrock’s common stock on the vesting date) or Partnership phantom units (market closing price of the Partnership’s common units on the vesting date) by the number of shares or units that vested. Shares and units vested on various dates throughout the year; therefore, the value listed represents the aggregate value of all shares and units that vested for each Named Executive Officer in 2015.

(3)	Pursuant to the terms of his severance benefit agreement, the Archrock Compensation Committee approved the accelerated vesting of Mr. Bickett’s restricted stock upon his December 31, 2015 retirement.
(4)	In connection with the Spin-off, our compensation committee approved the accelerated vesting of Mr. Schlanger’s outstanding Partnership phantom units as of November 3, 2015.

Nonqualified Deferred Compensation for 2015

The following table shows the Named Executive Officers’ compensation for 2015 (a) for Messrs. Childers, Miller, Rice, Wayne and Bickett, under the Archrock Deferred Compensation Plan and (b) for Messrs. Schlanger and Biro, under the Archrock Deferred Compensation Plan and, following the Spin-off, the Exterran Corporation nonqualified deferred compensation plan.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Company Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings (Losses) in Last Fiscal Year ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
D. Bradley Childers	—	8,563	(35,654)	—	237,359
David S. Miller	—	6,309	114	—	7,231
Robert E. Rice	—	8,776	217	—	13,419
Donald C. Wayne	—	5,875	(5,216)	—	60,625
Kenneth R. Bickett	—	—	(976)	—	10,924
Daniel K. Schlanger	—	—	(7,640)	—	92,460
Jon C. Biro	31,200	—	(1,158)	—	37,933

(1)	The amounts in this column are included in the Summary Compensation Table for 2015, above.
(2)
The amounts in this column represent company contributions to each of Messrs. Childers, Miller, Rice Wayne and Bickett’s Deferred Compensation Plan account earned in 2015 but paid in the first quarter of 2016. These amounts are included in “All Other Compensation” in the Summary Compensation Table for 2015, above, but are not included in “Aggregate Balance at Last Fiscal Year End.”

Under the Archrock Deferred Compensation Plan, eligible employees are permitted to defer receipt of up to 100% of their base salary, annual bonus and, if designated by the plan administrator, regular commissions. Archrock also makes certain employer matching contributions designed to serve as a make-up for the portion of the employer matching contributions that cannot be made under Archrock’s 401(k) plan due to Code limits. The amounts deferred under each participant’s Deferred Compensation Plan account are deemed to be invested in investment alternatives chosen by the participant from a range of choices established by the plan administrator. The balances of participant accounts are adjusted to reflect the gains or losses that would have been obtained if the participant contributions had actually been invested in the applicable investment alternatives.

Participants may elect to defer the distribution of their account balances until the occurrence of a specified future date or event, including: (i) a future date while the participant is employed by Archrock, as specified by the participant, (ii) the participant’s separation from service (within the meaning of Section 409A of the Code), including due to death, or (iii) the participant’s disability. Participants may also elect whether to receive distributions of their account balances in a single lump-sum amount or in annual installments to be paid over a period of two to ten years.

Payment of a participant’s account will be made or commence, as applicable, as follows:

•
for lump sum payments, on the earlier of: (x) in the case of a specified in-service date, January 1 of such year and (y) in the case of a separation from service or disability, the date of the participant’s separation of service or, if earlier, disability and

•
for installment payments, the earlier of: (x) in the case of a specified in-service date, January 1 of such year and (y) in the case of a separation from service or disability, January 1 of the calendar year immediately following the date of the participant’s separation of service or, if earlier, disability.

The Deferred Compensation Plan is administered by the Archrock Compensation Committee. The Deferred Compensation Plan is an unfunded plan for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended. Archrock has also established a “rabbi trust” to satisfy its obligations under the Deferred Compensation Plan.

Potential Payments upon Termination or Change of Control

Prior Severance Benefit Agreements

As of January 1, 2015, Exterran Holdings was party to severance benefit agreements with each of our Named Executive Officers. Each severance benefit agreement provided that if the executive’s employment was terminated by Exterran Holdings without cause or by the executive with good reason at any time through the term of the agreement (one year, to be automatically renewed for successive one-year periods until 365 days' prior notice is given by either party), he would receive a lump sum payment in cash on the 35th day (or the 60th day for Mr. Biro) after the termination date equal to the sum of:

•	his annual base salary then in effect;

•	his target annual incentive bonus opportunity for the termination year; and

•
a pro-rated portion of his target annual incentive bonus opportunity for the termination year based on the length of time during which he was employed during such year (collectively, the “Non-CoC Cash Severance”).

In addition, the executive would be entitled to:

•
the accelerated vesting as of the termination date of his outstanding unvested Exterran Holdings equity, equity-based or cash awards and Partnership phantom units (subject to the consent of our compensation committee) that were scheduled to vest within 12 months following the termination date (the “Non-CoC Accelerated Vesting”); and

•	continued coverage under Exterran Holdings’ medical benefit plans for him and his eligible dependents for up to one year following the termination date.

Each executive’s entitlement to the payments and benefits under his severance benefit agreement was subject to his execution of a waiver and release for Exterran Holdings’ benefit. In addition, each executive was subject to non-disparagement restrictions following termination.

New Severance Benefit Agreements

In connection with the Spin-off, on November 3, 2015, Archrock entered into new severance benefit agreements with each of Messrs. Childers, Miller, Rice and Wayne, which superseded the severance benefit agreements with Exterran Holdings in effect prior to the Spin-off. Each such severance benefit agreement is substantially similar to the prior severance benefit agreements, as described above, except that:

•	the executive’s Non-CoC Cash Severance will also include any earned but unpaid annual incentive award for the fiscal year ending prior to the termination date; and

•
the executive will also be entitled to accelerated vesting as of the termination date of his outstanding unvested equity, equity-based or cash awards denominated in shares of Exterran Corporation’s common stock that were scheduled to vest within 12 months following the termination date (in addition to the Non-CoC Accelerated Vesting described above).

As discussed above, Archrock did not enter into new severance benefit agreements with Messrs. Schlanger or Biro, who ceased to be employed by Archrock in connection with the Spin-off, or with Mr. Bickett, who retired on December 31, 2015.

Prior Change of Control Agreements

As of January 1, 2015, Exterran Holdings was party to change of control agreements with each of our Named Executive Officers. Each such agreement provided that if the executive’s employment was terminated by Exterran Holdings other than for cause, death or disability, or by the executive for good reason (in each case, a “Qualifying Termination”), within 18 months following a change of control (as defined in the change of control agreements), he would receive a cash payment within 60 days after the termination date equal to:

•
two times (three times in the case of Mr. Childers) his current annual base salary plus two times (three times in the case of Mr. Childers) his target annual incentive bonus opportunity for that year (the “CoC Cash Severance”); and

•
two times the total of the company contributions that would have been credited to him under the Exterran Holdings 401(k) plan and any other deferred compensation plan had he made the required amount of elective deferrals or contributions during the 12 months immediately preceding the termination month.

In addition, the executive would be entitled to:

•	any amount previously deferred, or earned but not paid, by him under the incentive and nonqualified deferred compensation plans or programs as of the termination date;

•	continued coverage under Exterran Holdings’ medical benefit plans for him and his eligible dependents for up to two years following the termination date;

•
the accelerated vesting of all his unvested Exterran Holdings stock options, restricted stock, restricted stock units or other stock-based awards, and all Partnership common units, unit appreciation rights, unit awards or other unit-based awards and all cash-based incentive awards (the “CoC Accelerated Vesting”); and

•
for each of Messrs. Schlanger and Wayne (whose change of control agreements predate Exterran Holdings’ 2009 policy to no longer include tax gross-ups in such agreements, as described below), an additional gross-up payment if a payment or distribution made to him or for his benefit is subject to a federal excise tax, which as discussed below, is no longer in effect.

Each executive’s entitlement to the payments and benefits under his change of control agreement was also subject to his execution of a waiver and release for Exterran Holdings’ benefit. In addition, in the event an executive received payments from Exterran Holdings under his change of control agreement, such executive would be subject to confidentiality, non-disclosure, non-solicitation and non-competition restrictions for two years following a termination of his employment.

In early 2009, Exterran Holdings’ compensation committee established a policy prohibiting tax gross-ups on income attributable to future change of control agreements and other executive benefit agreements, and no such agreement entered into since has included this provision.

New Change of Control Agreements

In connection with the Spin-off, on November 3, 2015, Archrock entered into new change of control agreements with each of Messrs. Childers, Miller, Rice and Wayne, which superseded the change of control agreements in effect with Exterran Holdings prior to the Spin-off. Each such change of control agreement is substantially similar to the prior change of control agreements, as described above, except that:

•
the executive’s CoC Cash Severance will also include (i) a pro-rated portion of his target annual incentive bonus opportunity for the termination year based on the length of time during which he was employed during such year and (ii) any earned but unpaid annual incentive award for the fiscal year ending prior to the termination date;

•
the executive will also be entitled to accelerated vesting of his outstanding unvested equity, equity-based or cash awards denominated in shares of Exterran Corporation’s common stock (in addition to the CoC Accelerated Vesting described above); and

•
the agreements include a Section 280G "best pay" provision pursuant to which in the event any payments or benefits received by the executive would be subject to an excise tax under Section 4999 of the Code, the executive will receive either the full amount of his payments or a reduced amount such that no portion of the payments is subject to the excise tax (whichever results in the greater after-tax benefit to the executive). In connection with the entrance into these new change of control agreements, we eliminated the tax gross-up provision contained in Mr. Wayne’s pre-Spin-off change of control agreement and accordingly, none of our executives’ current change of control agreements include tax gross-up provisions.

As discussed above, Archrock did not enter into new change of control benefit agreements with Messrs. Schlanger or Biro, who ceased to be employed by Archrock in connection with the Spin-off, or with Mr. Bickett, who retired on December 31, 2015.

Vesting of Equity-Based Incentives

Upon a Change of Control. The outstanding award agreements for all Archrock stock options, restricted stock, restricted stock units, and performance units granted to employees prior to March 2014 provide that, in the case of a change of control that is not followed by a Qualifying Termination, only the portion of the award scheduled to vest within the next 12 months will vest upon the change of control, with the remainder of the award vesting as per the original vesting schedule. The awards granted under the Partnership Plan prior to March 2014 provide that, upon a change of control (as defined in the Partnership Plan), all phantom units (including the related DERs) automatically vest and become payable or exercisable (as applicable). Vesting is automatic, regardless of whether employment is terminated.

As discussed above, in March 2014, we and Exterran Holdings determined to eliminate any single-trigger change of control accelerated vesting with respect to future equity awards in order to incentivize employees to remain in employment following a change of control. The award agreements for all awards granted during or after March 2014 provide that no portion of the award shall be subject to accelerated vesting upon a change of control. Instead, such awards will be subject to accelerated vesting only if a Qualifying Termination occurs within eighteen months following a change of control.

Upon a Termination Due to Death or Disability. The outstanding award agreements for all Archrock stock options, restricted stock, restricted stock units and Partnership unit awards provide that, upon a termination due to death or disability, the award will accelerate in full. In addition, the outstanding award agreements for Archrock performance units provide that the award will accelerate in full based on (i) the achievement of the applicable performance goals if such goals have been determined as of the date of termination or (ii) achievement at the target performance level if the applicable performance goals have not been determined as of the date of termination.

Payments to Mr. Bickett Upon Retirement. In connection with Mr. Bickett’s retirement on December 31, 2015, he became eligible to receive the payments and benefits that would otherwise have been payable to him upon a Qualifying Termination pursuant to his severance benefit agreement, as described under “Prior Severance Benefit Agreements,” except that Mr. Bickett declined continued coverage under Archrock’s medical plans for one year following termination. Accordingly, these payments and benefits consisted of (i) a lump-sum cash payment equal to $494,091, consisting of the sum of (a) Mr. Bickett’s annual salary, (b) Mr. Bickett’s target annual incentive bonus opportunity plus (c) a pro-rated target incentive for the year of termination, and (ii) twelve months of accelerated vesting of Mr. Bickett’s equity awards (valued, in the aggregate, at $104,105).

Potential Payments. The following tables show the potential payments to the Named Executive Officers upon a theoretical termination of employment or change of control occurring on December 31, 2015. The amounts shown assume a common stock value of $7.52 per share of Archrock’s common stock, a common stock value of $16.05 per share of Exterran Corporation’s common stock and a Partnership common unit value of $12.31 per unit (the December 31, 2015 market closing prices, respectively). The actual amount paid out to an executive upon an actual termination or change of control can only be determined at the time of such event. Because Messrs. Schlanger and Biro were not employed by Archrock on December 31, 2015, they are not included in the tables below. The severance benefits that Mr. Bickett became entitled to receive upon his retirement on December 31, 2015 are described above under “Payments to Mr. Bickett Upon Retirement” rather than included in the tables below.

Potential Payments upon Termination or Change of Control

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
D. Bradley Childers
Cash Severance	—	2,560,000	(3)	—	5,920,000	(4)
Stock Options (5)	—	—		—	—
Restricted Stock (6)	1,955,790	927,314		165,026	1,955,790
Phantom Units (7)	673,862	345,086		125,205	673,862
Performance Awards (8)	567,531	319,161		155,543	567,531
Other Benefits (9)	—	12,793		—	348,688
Total Pre-Tax Benefit	3,197,183	4,164,354		445,774	9,465,871

David S. Miller
Cash Severance	—	792,000	(3)	—	1,353,000	(4)
Stock Options (5)	—	—		—	—
Restricted Stock (6)	467,352	235,231		45,516	467,352
Phantom Units (7)	108,710	53,918		17,271	108,710
Performance Awards (8)	90,122	48,726		21,452	90,122
Other Benefits (9)	—	10,173		—	131,344
Total Pre-Tax Benefit	666,184	1,140,048		84,239	2,150,528

Robert E. Rice
Cash Severance	—	960,000	(3)	—	1,640,000	(4)
Stock Options (5)	—	—		—	—
Restricted Stock (6)	706,327	343,763		31,284	706,327
Phantom Units (7)	131,815	67,065		23,746	131,815
Performance Awards (8)	110,631	61,712		29,504	110,631
Other Benefits (9)	—	5,903		—	159,292
Total Pre-Tax Benefit	948,773	1,438,443		84,534	2,748,065

Donald C. Wayne
Cash Severance	—	862,500	(3)	—	1,481,250	(4)
Stock Options (5)	—	—		—	—
Restricted Stock (6)	540,087	298,693		113,797	540,087
Phantom Units (7)	23,426	16,028		8,629	23,426
Performance Awards (8)	95,477	54,081		26,807	95,477
Other Benefits (9)	—	12,793		—	129,660
Total Pre-Tax Benefit	658,990	1,244,095		149,233	2,269,900

(1)	“Disability” is defined in the Partnership’s form of award agreement for phantom units and in the 2007 Stock Incentive Plan and the 2013 Stock Incentive Plan for all Archrock equity awards.
(2)	“Cause” and “Good Reason” are defined in the severance benefit agreements.
(3)
If the executive had been terminated without Cause or resigned with Good Reason on December 31, 2015, under his severance benefit agreement, his cash severance would consist of (i) the sum of his base salary and his target annual incentive bonus (calculated as a percentage of his annual base salary for 2015), plus (ii) his target annual incentive bonus (calculated as a percentage of his annual base salary for 2015).

(4)
If the executive had been subject to a Change of Control followed by a Qualifying Termination (as defined in his change of control agreement) on December 31, 2015, under his change of control agreement his cash severance would consist of (i) two times (three times for Mr. Childers) the sum of his base salary and his target annual incentive bonus (calculated as a percentage of his annual base salary for 2015), plus (ii) his target annual incentive bonus (calculated as a percentage of his annual base salary for 2015).

(5)
The amounts in this row represent the value of the accelerated vesting of the executive’s unvested, in-the-money options to purchase Archrock’s and Exterran Corporation’s common stock, based on the respective December 31, 2015 market closing prices of Archrock’s and Exterran Corporation’s common stock.

(6)
The amounts in this row represent the value of the accelerated vesting of the executive’s unvested restricted stock of Archrock and Exterran Corporation, based on the respective December 31, 2015 market closing prices of Archrock’s and Exterran Corporation’s common stock.

(7)
The amounts in this row represent the value of the accelerated vesting of the executive’s unvested Partnership phantom units, based on the December 31, 2015 market closing price of the Partnership’s common units.

(8)
The amounts in this row represent the value of the accelerated vesting of the executive’s unvested performance awards of Archrock and Exterran Corporation, based on the respective December 31, 2015 market closing prices of Archrock’s and Exterran Corporation’s common stock.

(9)
The amounts in this row represent each Named Executive Officer’s right to the payment, as applicable, of (i) medical benefit premiums for a one-year period in the event of a termination without Cause or voluntary resignation for Good Reason, or (ii) medical benefit premiums for a two-year period and two times Archrock’s contributions for the preceding 12 months under the Archrock 401(k) Plan and the Archrock Deferred Compensation Plan in the event of a change of control followed by a Qualifying Termination.

Information Regarding Director Compensation

Retainers and Fees

Only the independent members of our board of directors receive compensation for their service as directors. Messrs. Biro, Childers, Miller, Rice and Wayne and Schlanger, who also are or were our executive officers, served on the board of directors during 2015 but received no compensation for such service. As reflected in the table below, during 2015, each non-employee director received an annual cash retainer, as well as a payment for each meeting attended. The chairs of the audit committee, compensation committee and conflicts committee each received an additional retainer for their services. All retainers are paid in arrears in equal quarterly installments.

		Applicability
Description of Remuneration	Annual Amount (except with respect to meeting fees ($))	Mr. Crump	Mr. Finley	Mr. Segner
Base Retainer	45,000	✓	✓	✓
Other Retainers:
Audit Committee Chairman	10,000	✓
Conflicts Committee Chairman	5,000	✓
Compensation Committee Chairman	5,000		✓
Attendance Fee (per in-person meeting attended and per telephonic meeting attended)	1,500	✓	✓	✓

In addition, each director is reimbursed for his reasonable out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.

Equity-Based Compensation

As part of their annual compensation, non-employee directors are granted equity-based awards under the Partnership Plan. Our compensation committee’s general practice is to grant annual equity-based awards to our directors in the first quarter of each year, consistent with the timing of our grants to the Named Executive Officers. Accordingly, on March 4, 2015, the Compensation Committee approved an annual grant of 3,016 shares of fully-vested common units to each non-employee director valued at approximately $75,000 (based on the market closing price of our common units on March 4, 2015).

Total Compensation

The following table shows the total compensation paid to each non-employee director during 2015.

Name	Fees Earned in Cash ($)	Unit Awards ($)	All Other Compensation ($) (1)	Total ($)
James G. Crump	96,000	75,008	5,217	176,225
G. Stephen Finley	86,000	75,008	5,217	166,225
Edmund P. Segner, III	81,000	75,008	5,217	161,225

(1)    Represents cash amounts paid pursuant to DERS on unvested phantom units.

Risk Assessment Related to Archrock’s Compensation Structure

As disclosed above under “Overview,” as is commonly the case for many publicly traded limited partnerships, we have no employees. Under the terms of our partnership agreement, we are ultimately managed by Archrock GP LLC, the general partner of Archrock General Partner, L.P., our general partner. In addition, as disclosed above under “Our Compensation Committee’s Structure and Responsibilities,” the compensation structure for our executive officers is generally established by the Archrock Compensation Committee, which performed a risk assessment and believes that its compensation programs do not create risks that are reasonably likely to have a material adverse effect on Archrock. For example, the Archrock Compensation Committee and management set performance goals in light of past performance, future expectations and market conditions, which they believe do not encourage the taking of unreasonable risks. The Archrock Compensation Committee believes its practice of considering non-financial and other qualitative factors in determining compensation awards discourages excessive risk-taking and encourages good judgment. In addition, Archrock believes employee compensation is allocated between cash and equity-based awards, between fixed and variable awards, and between short-term and long-term focused compensation in a manner that encourages decision-making that balances short-term goals with long-term goals and thereby reduces the likelihood of excessive risk taking. Finally, the Archrock Compensation Committee has established multiple performance indicators in its short-term incentive program that balance various Archrock objectives, short-term incentive awards with maximum payout levels and long-term incentive awards with three-year vesting periods, which Archrock believes further balances short- and long-term objectives and encourages employee behavior designed to achieve sustained profitability and growth.

Our compensation committee conducted a similar assessment, with input from our executive management, and determined, based on the same considerations discussed above in relation to Archrock’s risk assessment, that Archrock’s and our compensation policies do not create risks that are reasonably likely to have a material adverse effect on us.

Compensation Committee Interlocks and Insider Participation

Messrs. Finley, Crump and Segner served on our compensation committee during 2015. There are no matters relating to interlocks or insider participation that we are required to report.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to the compensation plans under which our common units are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
Equity compensation plans approved by security holders (1)	77,173	—	(2)	642,249
Equity compensation plans not approved by security holders	—	—		—
Total	77,173	—		642,249

(1)	For more information about our Long-Term Incentive Plan, please read Note 9 (“Unit-Based Compensation”) to our Financial Statements.

(2)	Phantom units do not have an exercise price.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 18, 2016, with respect to persons known to us to be the beneficial owners of more than five percent of our outstanding common units. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.

Name and Address of Beneficial Owner	Common Units Beneficially Owned	Percent of Common Units Beneficially Owned(1)
Harvest Funds Advisors LLC (2) 100 West Lancaster Avenue Wayne, PA 19087	4,250,177	7%
OppenheimerFunds, Inc.(3) Two World Financial Center 225 Liberty Street New York, NY 10281	6,708,278	11%
Archrock, Inc. 16666 Northchase Drive Houston, TX 77060	23,582,056	39%

(1)
As a percentage of the total limited partner interest. When taking into consideration the 2% general partner interest, the percentages reflected in this column are 7%, 11% and 41% (including the general partner interest), respectively.

(2)	Based solely on a review of the Schedule 13G/A jointly filed by Harvest Funds Advisors LLC on February 5, 2016.

(3)	Based solely on a review of the Schedule 13G/A jointly filed by OppenheimerFunds, Inc. and Oppenheimer SteelPath MLP Income Fund on February 1, 2016.

Security Ownership of Management

The following table sets forth information as of February 18, 2016, with respect to our common units beneficially owned by Archrock GP LLC’s directors, Named Executive Officers and all of our current directors and executive officers as a group. Each beneficial owner has sole voting and investment power with respect to all the units attributed to him.

Name of Beneficial Owner	Units Owned Directly	Phantom Units(1)	Total Ownership	Percent of Class
Named Executive Officers
D. Bradley Childers	31,982	28,033	60,015	*
David S. Miller	14,384	4,380	18,764	*
Robert E. Rice	8,504	5,448	13,952	*
Donald C. Wayne	6,808	1,302	8,110	*
Kenneth R. Bickett	1,806	—	1,806	*
Daniel K. Schlanger	17,431	—	17,431
Directors
James G. Crump	19,943	—	19,943	*
G. Stephen Finley	22,550	—	22,550	*
Edmund P. Segner, III	14,540	—	14,540	*
All directors, Named Executive Officers and current executive officers as a group (10 persons)	137,948	39,163	177,111	*

*     Less than 1%

(1)	Only includes phantom units that vest within 60 days of February 18, 2016

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Distributions and Payments to Our General Partner and its Affiliates

As of December 31, 2015, Archrock and its subsidiaries owned 23,582,056 common units, which constitutes 39% of the limited partner interest in us, and 1,209,562 general partner units, which constitute the entire 2% general partner interest in us. Archrock is, therefore, a “related person” relative to us under SEC regulations, and we believe that Archrock has and will continue to have a direct and indirect material interest in its various transactions with us.

The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the ongoing operation of Archrock Partners, L.P.

Distributions of available cash to our general partner and its affiliates
We generally make cash distributions of 98% to our unitholders on a pro rata basis, including our general partner and its affiliates, as the holders of 23,582,056 common units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, then our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

During the year ended December 31, 2015, our general partner and its affiliates received aggregate distributions of $19.4 million on their general partner units, including distributions on our general partner’s incentive distribution rights, and $48.9 million on their limited partner units. On February 12, 2016, our general partner and its affiliates received a quarterly distribution with respect to the period from October 1, 2015 to December 31, 2015, of $5.4 million on their general partner units, including distributions on our general partner’s incentive distribution rights, and $13.5 million on their common units.

Payments to our general partner and its affiliates
We reimburse Archrock and its affiliates for the payment of all direct and indirect expenses incurred on our behalf. Through December 31, 2014, our obligation to reimburse Archrock and its affiliates was subject to certain caps; however, effective January 1, 2015, the cost caps provisions of the Omnibus Agreement terminated. For further information regarding the reimbursement of these expenses, please read “— Omnibus Agreement” below.

Pursuant to the terms of our Omnibus Agreement (as described below), we reimburse Archrock for (1) allocated expenses of operational personnel who perform services for our benefit, (2) direct costs incurred in operating and maintaining our business and (3) allocated SG&A expenses. Our general partner does not receive any compensation for managing our business. Our general partner and its affiliates are reimbursed for all expenses incurred on our behalf, including the compensation of Archrock employees who perform services on our behalf. These expenses include all expenses necessary or appropriate to provide for the conduct of our business and that are allocable to us. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Effective January 1, 2015, there is no cap on the amount that may be paid or reimbursed to our general partner or its affiliates for compensation or expenses incurred on our behalf.

Omnibus Agreement with Archrock

We are party to an Omnibus Agreement with Archrock, our general partner, and others, which is described below. The Omnibus Agreement (other than the indemnification obligations described below under “— Indemnification for Environmental and Related Liabilities”) will terminate upon a change of control of our general partner or the removal or withdrawal of our general partner, and certain provisions will terminate upon a change of control of Archrock.

Non-competition

Under the Omnibus Agreement, subject to the provisions described below, Archrock has agreed not to offer or provide compression services to our contract operations services customers that are not also contract operations services customers of Archrock. Compression services include natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service, gas processing operations services and operation, maintenance, service, repairs or overhauls of compression equipment owned by third parties. Similarly, we have agreed not to offer or provide compression services to Archrock’s contract operations services customers that are not also our contract operations services customers.

Some of our customers are also Archrock contract operations services customers, which we refer to as overlapping customers. We and Archrock have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the most recent amendment to the Omnibus Agreement, each being referred to as a “Partnership site” or an “Archrock site,” as applicable. Pursuant to the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership site or an Archrock site, whether in addition to or in replacement of the equipment existing at such site on the date of the most recent amendment to the Omnibus Agreement, we may provide contract operations services if such overlapping customer is a Partnership overlapping customer, and Archrock will be entitled to provide such contract operations services if such overlapping customer is an Archrock overlapping customer. Additionally, any additional contract operations services provided to a Partnership overlapping customer will be provided by us and any additional services provided to an Archrock overlapping customer will be provided by Archrock.

Archrock also has agreed that new customers for contract compression services are for our account unless the new customer is unwilling to contract with us under our form of compression services agreement. In that case, Archrock may provide compression services to the new customer. If we or Archrock enter into a compression services contract with a new customer, either we or Archrock, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Archrock on the date of the Omnibus Agreement.

The non-competition arrangements described above do not apply to:

•	our provision of contract compression services to a particular Archrock customer or customers, with the approval of Archrock;

•	Archrock’s provision of contract compression services to a particular customer or customers of ours, with the approval of the conflicts committee of our board of directors;

•	our purchase and ownership of not more than five percent of any class of securities of any entity that provides contract compression services to Archrock’s contract compression services customers;

•	Archrock’s purchase and ownership of not more than five percent of any class of securities of any entity that provides contract compression services to our contract compression services customers;

•	Archrock’s ownership of us;

•
our acquisition, ownership and operation of any business that provides contract compression services to Archrock’s contract compression services customers if Archrock has been offered the opportunity to purchase the business for its fair market value from us and Archrock declines to do so. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, we will agree not to provide contract compression services to Archrock’s customers that are also customers of the acquired business at the sites at which Archrock is providing contract operations services to them at the time of the acquisition;

•
Archrock’s acquisition, ownership and operation of any business that provides contract compression services to our contract operations services customers if we have been offered the opportunity to purchase the business for its fair market value from Archrock and we decline to do so with the concurrence of the conflicts committee of our board of directors. However, if neither the Omnibus Agreement nor the non-competition arrangements described above have already terminated, Archrock will agree not to provide contract operations services to our customers that are also customers of the acquired business at the sites at which we are providing contract operations services to them at the time of the acquisition; or

•
a situation in which one of our customers (or its applicable business) and a customer of Archrock (or its applicable business) merge or are otherwise combined, in which case, each of we and Archrock may continue to provide contract operations services to the applicable combined entity or business without being in violation of the non-competition provisions, but Archrock and the conflicts committee of our board of directors must negotiate in good faith to implement procedures or such other arrangements, as necessary, to protect the value to each of Archrock and us of the business of providing contract operations services to each such customer or its applicable business.

Unless the Omnibus Agreement is terminated earlier due to a change of control of Archrock GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2017 or on the date on which a change of control of Archrock occurs, whichever event occurs first. If a change of control of Archrock occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Archrock will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

Indemnification for Environmental and Other Liabilities

Under the Omnibus Agreement, Archrock has agreed to indemnify us, for a three-year period following each applicable asset acquisition from Archrock, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the acquired assets that occur before the acquisition date. Archrock’s maximum liability for environmental indemnification obligations under the Omnibus Agreement cannot exceed $5 million, and Archrock will not have any obligation under the environmental or any other indemnification until our aggregate losses exceed $250,000. Archrock will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify Archrock against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Archrock is not required to indemnify us.

Additionally, Archrock will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Archrock for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Archrock indemnification obligations. For the year ended December 31, 2015, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Archrock

Prior to the amendment and restatement of our Omnibus Agreement, in November 2015 in connection with the Spin-off, we could purchase newly-fabricated compression equipment from Archrock or its affiliates at Archrock’s cost to fabricate such equipment plus a fixed margin. During the year ended December 31, 2015, we purchased $171.7 million of newly-fabricated compression equipment from Archrock. In connection with the Spin-off, Archrock contributed its fabrication business to Exterran and we entered into a separate supply agreement with Exterran under which we are obligated to purchase our requirements of newly-fabricated compression equipment from Exterran and its affiliates, subject to certain exceptions.

Transfer, Exchange or Lease of Compression Equipment with Archrock

If Archrock determines in good faith that we or Archrock’s contract operations services business need to transfer, exchange or lease compression equipment between Archrock and us, the Omnibus Agreement permits such equipment to be transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it, (2) agree to lease such compression equipment from the transferor or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. These provisions will terminate on December 31, 2017 unless terminated earlier as discussed above.

During the year ended December 31, 2015, we transferred ownership of 349 compressor units, totaling approximately 112,800 horsepower with a net book value of approximately $54.7 million, to Archrock. In exchange, Archrock transferred ownership of 260 compressor units, totaling approximately 99,600 horsepower with a net book value of approximately $46.8 million, to us. During the year ended December 31, 2015, we recorded capital distributions of approximately $7.9 million related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At December 31, 2015, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $10.1 million and $3.3 million, respectively. During the year ended December 31, 2015, we had revenue of $0.2 million from Archrock related to the lease of our compression equipment and cost of sales of $1.7 million with Archrock related to the lease of Archrock compression equipment.

Reimbursement of Operating and SG&A Expense

Archrock provides all operational staff, corporate staff and support services reasonably necessary to run our business. These services may include, without limitation, operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning system, training, executive, sales, business development and engineering.

Archrock charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Archrock other operations are allocated among Archrock’s other operations and us. The allocation methodologies vary based on the nature of the charge and have included, among other things, revenue, headcount and horsepower. In addition, following the closing of the Spin-off, Archrock may decide to change its method of allocating costs to us. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense during the year ended December 31, 2015 was $75.6 million of indirect costs incurred by Archrock.

Under the Omnibus Agreement, our obligation to reimburse Archrock for any cost of sales that it incurred in the operation of our business and any cash SG&A expense allocated to us was capped (after taking into account any such costs we incurred and paid directly) through December 31, 2014. Effective January 1, 2015, these provisions of the Omnibus Agreement terminated.

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

Review, Approval or Ratification of Transactions with Related Persons

Our Code of Business Conduct requires all employees, officers and directors of our general partner, its subsidiaries and affiliates, including Archrock Partners and Archrock (collectively, the “Archrock Group”), to avoid situations involving a “conflict of interest.” A conflict of interest occurs when an individual’s private interest interferes or appears to interfere with the interests of the Archrock Group. A conflict of interest can arise when a person takes actions or has interests that make it difficult to perform his or her work objectively and effectively. Any current or potential conflict of interest must be disclosed to our chief compliance officer. Employment with or service to Archrock as an employee, officer or director, and any compensation or benefits received from such employment or service, or any individual’s ownership interest in Archrock do not constitute conflicts of interest under our Code of Business Conduct.

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

Our board of directors has established a conflicts committee to carry out certain duties set forth in our partnership agreement and the Omnibus Agreement, and to carry out any other duties delegated by the board of directors that involve or relate to conflicts of interests between us and Archrock, including its operating subsidiaries. The related party transactions in which we engaged in 2015 were typically of a recurring, ordinary course nature with Archrock. The conflicts committee reviews on a quarterly basis these recurring, ordinary course transactions with Archrock.

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

Director Independence

Please see Part III, Item 10 (“Directors, Executive Officers and Corporate Governance — Board of Directors”) of this Annual Report on Form 10-K for a discussion of director independence matters.

Item 14.  Principal Accountant Fees and Services

During the years ended December 31, 2015 and 2014, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, were billed to Archrock and then charged to us. The services rendered during the years ended December 31, 2015 and 2014 were for the audit of our annual financial statements and work related to registration statements and cost approximately $0.6 million and $0.7 million, respectively. All of the fees during each of the years ended December 31, 2015 and 2014 were “Audit Fees,” and none of those fees constituted “Audit-Related Fees,” “Tax Fees” or “All Other Fees,” as such terms are defined by the SEC.

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

All services performed by the independent registered public accounting firm during 2015 and 2014 were approved in advance by our audit committee. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to our audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair, or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements. The following financial statements are filed as a part of this Annual Report on Form 10-K.

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted because they are not required under the relevant instructions.

3.	Exhibits

Exhibit No.	Description
2.1
Purchase and Sale Agreement, dated February 27, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

2.2
Closing Agreement and First Amendment to Purchase and Sale Agreement, dated April 10, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2014

2.3
Second Amendment to Purchase and Sale Agreement, dated April 22, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

2.4
Purchase and Sale Agreement, dated July 11, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2014

2.5
Contribution, Conveyance and Assumption Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015

3.1
Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2
Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3
Certificate of Amendment of Certificate of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

3.4*	Composite Certificate of Limited Partnership of Archrock Partners, L.P.
3.5
First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008

3.6
Certificate of Limited Partnership of UCO General Partner, LP (now Archrock General Partner, L.P.), incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.7
Amended and Restated Limited Partnership Agreement of UCO General Partner, LP (now Archrock General Partner, L.P.), incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.8	Certificate of Formation of UCO GP, LLC (now Archrock GP LLC), incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.9
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1
Third Amended and Restated Omnibus Agreement, dated June 10, 2011, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2
First Amendment to Third Amended and Restated Omnibus Agreement, dated March 8, 2012, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., EXLP Operating LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.3
Second Amendment to Third Amended and Restated Omnibus Agreement, dated March 31, 2013, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.4
Third Amendment to Third Amended and Restated Omnibus Agreement, dated April 10, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.5
Fourth Amendment to Third Amended and Restated Omnibus Agreement, dated August 15, 2014, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.6
Fifth Amendment to Third Amended and Restated Omnibus Agreement, dated February 23, 2015, by and among Archrock, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.7
Sixth Amendment to Third Amended and Restated Omnibus Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., Exterran GP LLC, Exterran General Partner, L.P., Exterran Partners, L.P. and EXLP Operating LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.8*
Fourth Amended and Restated Omnibus Agreement, dated November 3, 2015, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Archrock Services, L.P., formerly named Exterran US Services OpCo, L.P., Archrock GP LLC, formerly named Exterran GP LLC, Archrock General Partner, L.P., formerly named Exterran General Partner, L.P., Archrock Partners, L.P., formerly named Exterran Partners, L.P., and Archrock Partners Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.9
Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.10
Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.11
Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.12
First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2012

10.13
Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

10.14
Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015

10.15†
Universal Compression Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006

10.16†
First Amendment to Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008

10.17†
Second Amendment to Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2008

10.18†
Third Amendment to Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.19†
Fourth Amendment to the Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.20†
Form of Exterran Partners, L.P. (now Archrock Partners, L.P.) Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.21†
Form of Exterran Partners, L.P. (now Archrock Partners, L.P.) Award Notice and Agreement for Unit Award for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.22†
Form of Exterran Partners, L.P. (now Archrock Partners, L.P.) First Amendment to Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

10.23†
Form of Archrock Partners, L.P. Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.24†
Form of Archrock Partners, L.P. Award Notice and Agreement for Unit Award for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.25
Supply Agreement, dated November 3, 2015, by and among Archrock Services, L.P., EXLP Operating LLC, and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

21.1*	List of Subsidiaries of Archrock Partners, L.P.
23.1*	Consent of Deloitte & Touche LLP
31.1*
Certification of the Principal Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2*
Certification of the Principal Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1**
Certification of the Chief Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
Certification of the Chief Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T

†     Management contract or compensatory plan or arrangement.

*     Filed herewith.

**    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCHROCK PARTNERS, L.P.

		By:	ARCHROCK GENERAL PARTNER, L.P.
its General Partner
		By:	ARCHROCK GP LLC
its General Partner
		By:	/s/ D. BRADLEY CHILDERS
D. Bradley Childers
Chief Executive Officer
(Principal Executive Officer)
Date:	February 29, 2016

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Bradley Childers, David S. Miller and Donald C. Wayne, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2015.

Name	Title

/s/ D. BRADLEY CHILDERS
President, Chief Executive Officer and Chairman of the Board, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Executive Officer)

D. Bradley Childers

/s/ DAVID S. MILLER
Senior Vice President, Chief Financial Officer and Director, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Financial Officer)

David S. Miller

/s/ DONNA A. HENDERSON	Vice President and Controller, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Accounting Officer)
Donna A. Henderson

/s/ JAMES G. CRUMP	Director, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
James G. Crump

/s/ G. STEPHEN FINLEY	Director, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
G. Stephen Finley

/s/ DONALD C. WAYNE	Senior Vice President and General Counsel of Archrock GP, LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
Donald C. Wayne

/s/ ROBERT E. RICE	Senior Vice President, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Operating Officer)
Robert E. Rice

/s/ EDMUND P. SEGNER III	Director, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
Edmund P. Segner, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Archrock Partners, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Archrock Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2016 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 29, 2016

ARCHROCK PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$472	$295
Accounts receivable, trade, net of allowance of $2,463 and $1,253, respectively	85,183	79,452
Due from affiliates, net	—	2,322
Total current assets	85,655	82,069
Property, plant and equipment	2,661,996	2,399,934
Accumulated depreciation	(846,213)	(721,788)
Property, plant and equipment, net	1,815,783	1,678,146
Goodwill	—	127,757
Intangible and other assets, net	104,798	121,472
Total assets	$2,006,236	$2,009,444
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$6,696	$4,979
Accrued interest	12,443	11,876
Due to affiliates, net	5,980	—
Current portion of interest rate swaps	4,608	4,958
Total current liabilities	29,727	21,813
Long-term debt	1,421,965	1,300,295
Deferred income taxes	1,054	1,527
Other long-term liabilities	5,494	2,468
Total liabilities	1,458,240	1,326,103
Commitments and contingencies (Note 16)
Partners’ capital:
Common units, 59,796,514 and 55,724,022 issued, respectively	538,197	668,714
General partner units, 2% interest with 1,209,562 and 1,129,221 equivalent units issued and outstanding, respectively	17,151	19,542
Accumulated other comprehensive loss	(5,558)	(3,438)
Treasury units, 74,888 and 61,665 common units, respectively	(1,794)	(1,477)
Total partners’ capital	547,996	683,341
Total liabilities and partners’ capital	$2,006,236	$2,009,444
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Revenue — third parties	$656,607	$580,739	$465,744
Revenue — affiliates	201	297	449
Total revenue	656,808	581,036	466,193

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	258,492	238,038	202,045
Depreciation and amortization	155,786	128,196	103,711
Long-lived asset impairment	38,987	12,810	5,350
Restructuring charges	—	702	—
Goodwill impairment	127,757	—	—
Selling, general and administrative — affiliates	85,586	80,521	61,971
Interest expense	74,581	57,811	37,068
Other income, net	(1,391)	(74)	(9,481)
Total costs and expenses	739,798	518,004	400,664
Income (loss) before income taxes	(82,990)	63,032	65,529
Provision for income taxes	1,035	1,313	1,506
Net income (loss)	$(84,025)	$61,719	$64,023

General partner interest in net income (loss)	$15,832	$13,240	$7,969
Common units interest in net income (loss)	$(99,857)	$48,479	$56,054

Weighted average common units outstanding used in income (loss) per common unit:
Basic	58,539	54,107	47,651
Diluted	58,539	54,109	47,667

Income (loss) per common unit:
Basic	$(1.71)	$0.89	$1.18
Diluted	$(1.71)	$0.89	$1.18

Distributions declared and paid per limited partner unit in respective periods	$2.2600	$2.1650	$2.0800
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(84,025)	$61,719	$64,023
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	(4,705)	(4,752)	5,004
Amortization of terminated interest rate swaps	2,585	3,667	2,737
Total other comprehensive income (loss)	(2,120)	(1,085)	7,741
Comprehensive income (loss)	$(86,145)	$60,634	$71,764
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)

							Accumulated Other Comprehensive Loss
	Partners’ Capital
	Common Units		General Partner Units		Treasury Units
	$	Units	$	Units	$	Units		Total
Beginning balance, January 1, 2013	$436,587	42,313,731	$13,490	858,583	$(983)	(43,630)	$(10,094)	$439,000
Issuance of common units for vesting of phantom units		28,270						—
Treasury units purchased					(182)	(7,287)		(182)
Acquisition of a portion of Archrock’s contract operations business	158,417	7,123,527	3,233	144,644				161,650
Transaction costs for registration of units	(68)							(68)
Contribution of capital, net	36,625		827					37,452
Excess of purchase price of equipment over Archrock’s cost of equipment	(11,161)		(658)					(11,819)
Cash distributions	(99,115)		(8,081)					(107,196)
Unit-based compensation expense	1,154							1,154
Interest rate swap gain, net of reclassification to earnings							5,004	5,004
Amortization of terminated interest rate swaps							2,737	2,737
Net income	56,054		7,969					64,023
Balance, December 31, 2013	$578,493	49,465,528	$16,780	1,003,227	$(1,165)	(50,917)	$(2,353)	$591,755
Issuance of common units for vesting of phantom units		48,494						—
Treasury units purchased					(312)	(10,748)		(312)
Net proceeds from issuance of common units	169,471	6,210,000						169,471
Proceeds from sale of general partner units to Archrock			3,573	125,994				3,573
Contribution of capital, net	7,960		73					8,033
Excess of purchase price of equipment over Archrock’s cost of equipment	(19,725)		(1,110)					(20,835)
Cash distributions	(117,331)		(13,014)					(130,345)
Unit-based compensation expense	1,367							1,367
Interest rate swap loss, net of reclassification to earnings							(4,752)	(4,752)
Amortization of terminated interest rate swaps							3,667	3,667
Net income	48,479		13,240					61,719
Balance, December 31, 2014	$668,714	55,724,022	$19,542	1,129,221	$(1,477)	(61,665)	$(3,438)	$683,341
Issuance of common units for vesting of phantom units		59,580						—
Treasury units purchased					(317)	(13,223)		(317)
Acquisition of a portion of Archrock’s contract operations business	107,710	3,963,138	2,198	80,341				109,908
Net proceeds from issuance of common units	1,164	49,774						1,164
Contribution (distribution) of capital, net	2,040		(422)					1,618
Excess of purchase price of equipment over Archrock’s cost of equipment	(11,996)		(646)					(12,642)
Cash distributions	(130,637)		(19,353)					(149,990)
Unit-based compensation expense	1,059							1,059
Interest rate swap loss, net of reclassification to earnings							(4,705)	(4,705)
Amortization of terminated interest rate swaps							2,585	2,585
Net income (loss)	(99,857)		15,832					(84,025)
Balance, December 31, 2015	$538,197	59,796,514	$17,151	1,209,562	$(1,794)	(74,888)	$(5,558)	$547,996
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(84,025)	$61,719	$64,023
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	155,786	128,196	103,711
Long-lived asset impairment	38,987	12,810	5,350
Goodwill impairment	127,757	—	—
Amortization of deferred financing costs	3,770	2,973	2,975
Amortization of debt discount	1,170	1,042	419
Amortization of terminated interest rate swaps	2,585	3,667	2,737
Interest rate swaps	603	397	334
Unit-based compensation expense	1,059	1,376	1,174
Provision for (benefit from) doubtful accounts	2,255	1,060	(25)
Gain on sale of property, plant and equipment	(1,747)	(2,466)	(10,140)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	(7,986)	(27,871)	(14,532)
Other assets and liabilities	952	2,861	2,260
Net cash provided by operating activities	241,166	185,764	158,286
Cash flows from investing activities:
Capital expenditures	(229,202)	(303,952)	(168,036)
Payments for business acquisitions	—	(483,012)	—
Proceeds from sale of property, plant and equipment	13,593	6,331	61,452
(Increase) decrease in amounts due from affiliates, net	2,322	8,226	(10,548)
Net cash used in investing activities	(213,287)	(772,407)	(117,132)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	430,500	927,798	1,005,536
Repayments of long-term debt	(310,000)	(386,500)	(928,500)
Distributions to unitholders	(149,990)	(130,345)	(107,196)
Net proceeds from issuance of common units	1,164	169,471	—
Net proceeds from sale of general partner units	—	3,573	—
Payments for debt issuance costs	(1,311)	(6,986)	(12,147)
Payments for settlement of interest rate swaps that include financing elements	(3,728)	(3,793)	(2,207)
Purchases of treasury units	(317)	(312)	(182)
Capital contribution from limited partners and general partner	—	13,850	25,180
Increase (decrease) in amounts due to affiliates, net	5,980	—	(21,598)
Net cash provided by (used in) financing activities	(27,702)	586,756	(41,114)
Net increase in cash and cash equivalents	177	113	40
Cash and cash equivalents at beginning of period	295	182	142
Cash and cash equivalents at end of period	$472	$295	$182
Supplemental disclosure of cash flow information:
Cash paid for interest	$69,280	$47,446	$28,359
Cash paid for taxes, net	$1,124	$779	$604
Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$9,977	$6,153	$21,684
Contract operations equipment acquired/exchanged, net	$99,560	$(11,970)	$146,758
Intangible assets allocated in contract operations acquisitions	$1,055	$—	$3,131
Non-cash capital contribution due to the contract operations acquisitions	$7,608	$—	$12,350
Common units issued in contract operations acquisitions	$100,267	$—	$170,537
General partner units issued in contract operations acquisitions	$2,033	$—	$3,463
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

Organization

Archrock Partners, L.P., together with its subsidiaries (“we”, “our”, “us” or the “Partnership”), is a publicly held Delaware limited partnership formed in June 2006 to provide natural gas contract operations services to customers throughout the United States of America (“U.S.”). As of December 31, 2015, public unitholders held a 59% ownership interest in us and Archrock, Inc. (individually, and together with its wholly-owned subsidiaries, “Archrock”) owned our remaining equity interests, including the general partner interests and all of the incentive distribution rights.

Archrock General Partner, L.P. is our general partner and an indirect wholly-owned subsidiary of Archrock. As Archrock General Partner, L.P. is a limited partnership, its general partner, Archrock GP LLC, conducts our business and operations, and the board of directors and officers of Archrock GP LLC, which we refer to herein as our board of directors and our officers, make decisions on our behalf.

On November 3, 2015, Exterran Holdings, Inc. completed the spin-off (the “Spin-off”) of its international contract operations, international aftermarket services and global fabrication businesses through the distribution of all of the outstanding shares of common stock of Exterran Corporation (“Exterran”). Upon the completion of the Spin-off, Exterran Holdings, Inc. was renamed “Archrock, Inc.” and, on November 4, 2015, the ticker symbol for Archrock’s common stock on the New York Stock Exchange was changed to “AROC.” Archrock continues to hold interests in us, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights. Effective on November 3, 2015, we were renamed “Archrock Partners, L.P.” and, on November 4, 2015, the ticker symbol for our common units on the Nasdaq Global Select Market was changed to “APLP.”

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

During the year ended December 31, 2015, Williams Partners (formerly known as “Access”) accounted for approximately 16% of our revenue. During the year ended December 31, 2014, Access accounted for approximately 12% of our revenue. Access merged with Williams Partners, L.P. (“Williams Partners”), a publicly traded limited partnership controlled by the Williams Companies, Inc. (“Williams Parent”), in February 2015 and, on an as-combined basis, Access and Williams Partners would have accounted for approximately 15% of our consolidated revenue during the year ended December 31, 2014. Additionally, during the year ended December 31, 2015, Anadarko Petroleum Corporation (“Anadarko”) accounted for approximately 10% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenue during the year ended December 31, 2014 and no single customer accounted for more than 10% of our consolidated revenue during the year ended December 31, 2013. As of December 31, 2015, trade receivables outstanding from Williams and Anadarko were approximately 17% and 11%, respectively, of our total trade accounts receivable balance. As of December 31, 2014, trade receivables outstanding from Access were approximately 19%, or 23% when combined with Williams, of our total trade accounts receivable balance.

On September 28, 2015, Williams Parent and Energy Transfer Equity, L.P. (“ETE”) announced that they had entered into a definitive merger agreement pursuant to which an affiliate of ETE will acquire Williams Parent, and ETE will control Williams Parent and, indirectly, Williams Partners (the “Williams Merger”). There is no guarantee that, upon the expiration of the Partnership’s existing services agreements with Williams Partners or Anadarko, Williams Partners will choose (or, if the Williams Merger closes, ETE will cause Williams Partners) to renew or Anadarko will choose to renew these existing services agreements or enter into similar agreements with the Partnership.

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2015 and 2014, we recorded bad debt expense of $2.3 million and $1.1 million, respectively. During the year ended December 31, 2013, we recorded a recovery of bad debt expense of approximately $25,000.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives for compression equipment are 15 to 30 years. Maintenance and repairs are expensed as incurred. Major improvements that extend the useful life of compressor units are capitalized and depreciated over the estimated useful life of up to seven years. Depreciation expense during the years ended December 31, 2015, 2014 and 2013 was $141.2 million, $119.0 million and $100.7 million, respectively. When property, plant and equipment is sold, retired or otherwise disposed of, the gain or loss is recorded in other (income) expense, net.

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

Goodwill

Goodwill acquired in connection with business combinations represents the excess of consideration over the fair value of tangible and identifiable intangible net assets acquired. Certain assumptions and estimates are employed in determining the fair value of assets acquired and liabilities assumed, as well as in determining the allocation of goodwill to the appropriate reporting unit.

We review the carrying value of our goodwill for potential impairment in the fourth quarter of every year, or whenever events or other circumstances indicate that we may not be able to recover the carrying amount. We first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. We may elect to perform the two-step goodwill impairment test without completing a qualitative assessment.

If a two-step process goodwill impairment test is elected or required, the first step is to compare the implied fair value of our reporting unit with its carrying value (including the goodwill). If the implied fair value of the reporting unit is higher than the carrying value, no impairment is deemed to exist and no further testing is required. If, however, the implied fair value of the reporting unit is below the recorded carrying value, then a second step must be performed to determine the goodwill impairment required, if any. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test is judgmental in nature and involves the use of significant estimates and assumptions, which have a significant impact on the fair value determined. We determine the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the earnings before interest expense, provision for income taxes and depreciation and amortization expense of comparable peer companies. Significant estimates for our reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples.

Beginning in late 2014 and extending throughout 2015, the energy markets experienced a significant reduction in oil and natural gas prices which has had a significant impact on the financial performance and operating results of many oil and natural gas companies. Such declines accelerated in the fourth quarter of 2015, resulting in higher borrowing costs for companies and a substantial reduction in forecasted capital spending across the energy industry leading to lower projected growth rates over the short-term. Such declines impacted our future cash flow forecasts, our market capitalization, and the market capitalization of peer companies. We identified these conditions as a triggering event, which required us to perform a goodwill impairment test as of December 31, 2015. As of this filing, we have not completed the goodwill impairment analysis, due to the complexities involved in determining the implied fair value of goodwill in the second step of the goodwill impairment test. However, based on the work performed to date, we have concluded that an impairment is probable and can be reasonably estimated. Accordingly, we recorded a full impairment of our goodwill in the fourth quarter of 2015 of $127.8 million which is presented in goodwill impairment on the consolidated statement of operations. We expect to finalize the goodwill impairment analysis during the first quarter of 2016 and any resulting adjustment to the impairment will be recorded at that time.

Due To/From Affiliates, Net

We have receivables and payables with Archrock. A valid right of offset exists related to the receivables and payables with our affiliates and as a result, we present such amounts on a net basis in our consolidated balance sheets.

The transactions reflected in due to/from affiliates, net, primarily consist of centralized cash management activities between us and Archrock. Because these balances are treated as short-term borrowings between us and Archrock, serve as a financing and cash management tool to meet our short-term operating needs, are large, turn over quickly and are payable on demand, we present borrowings and repayments with our affiliates on a net basis within the consolidated statements of cash flows. Net receivables from our affiliates are considered advances and changes are presented as investing activities in the consolidated statements of cash flows. Net payables due to our affiliates are considered borrowings and changes are presented as financing activities in the consolidated statements of cash flows.

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

Segment Reporting

Accounting Standards Codification Topic 280, “Segment Reporting,” establishes standards for entities to report information about the operating segments and geographic areas in which they operate. We consider and report all of our operations as one segment and operate solely within the U.S.

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or general partner. Our accumulated other comprehensive income (loss) consists only of derivative financial instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative financial instruments that are designated as cash flow hedges to the extent the hedge is effective and amortization of terminated interest rate swaps. See Note 10 (“Accounting for Derivatives”) for additional disclosures related to comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At December 31, 2015 and 2014, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 11 (“Fair Value Measurements”) for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$691,465	$524,000	$690,295	$611,000
Floating rate debt	730,500	731,000	610,000	611,000
Total debt	$1,421,965	$1,255,000	$1,300,295	$1,222,000

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

Hedging and Use of Derivative Instruments

We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives is estimated using a combination of the market and income approach based on forward London Interbank Offered Rate (“LIBOR”) curves. Changes in the fair value of the swaps designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction becomes improbable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

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

When computing income per common unit in periods when distributions are greater than income (loss), the amount of the actual incentive distribution rights, if any, is deducted from net income (loss) and allocated to our general partner for the corresponding period. The remaining amount of net income (loss), after deducting distributions to participating securities, is allocated between the general partner and common units based on how our partnership agreement allocates net losses.

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

The following table reconciles net income (loss) used in the calculation of basic and diluted income (loss) per common unit (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(84,025)	$61,719	$64,023
Less: General partner incentive distribution rights	(17,853)	(12,258)	(6,831)
Less: General partner 2% ownership interest	2,021	(982)	(1,138)
Common units interest in net income (loss)	(99,857)	48,479	56,054
Less: Net income (loss) attributable to participating securities	(184)	(198)	—
Net income (loss) used in basic and diluted income per common unit	$(100,041)	$48,281	$56,054

The following table shows the potential common units that were included in computing diluted income (loss) per common unit (in thousands):

	Years Ended December 31,
	2015	2014	2013
Weighted average common units outstanding including participating securities	58,610	54,187	47,651
Less: Weighted average participating securities outstanding	(71)	(80)	—
Weighted average common units outstanding — used in basic income (loss) per common unit	58,539	54,107	47,651
Net dilutive potential common units issuable:
Phantom units	—	2	16
Weighted average common units and dilutive potential common units — used in diluted income (loss) per common unit	58,539	54,109	47,667

2.  Business Acquisitions

April 2015 Contract Operations Acquisition

On April 17, 2015, we acquired from Archrock contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (by then available horsepower) of the combined contract operations business of Archrock and us (the “April 2015 Contract Operations Acquisition”). The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Archrock to us. At the acquisition date, the acquired fleet assets had a net book value of $108.8 million, net of accumulated depreciation of $59.9 million. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs. In connection with this acquisition, we issued approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we issued for this acquisition were not entitled to receive a cash distribution relating to the quarter ended March 31, 2015.

In connection with this acquisition, we were allocated $1.1 million finite life intangible assets associated with customer relationships of Archrock’s contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Archrock’s contract operations segment. These intangible assets are being amortized through 2024, based on the present value of income expected to be realized from these intangible assets.

Because Archrock and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Archrock in connection with the April 2015 Contract Operations Acquisition using Archrock’s historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded a capital contribution of $7.6 million for the April 2015 Contract Operations Acquisition during the year ended December 31, 2015.

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

August 2014 MidCon Acquisition

On August 8, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 162 compressor units, comprising approximately 110,000 horsepower from MidCon Compression, L.L.C. (“MidCon”) for $130.1 million (the “August 2014 MidCon Acquisition”). The purchase price was funded with borrowings under our revolving credit facility. The majority of the horsepower we acquired is utilized under a five-year contract operations services agreement with BHP Billiton Petroleum (“BHP Billiton”), which expires in March 2019, to provide compression services. In connection with the acquisition, the contract operations services agreement with BHP Billiton was assigned to us effective as of the closing. During the year ended December 31, 2014, we incurred transaction costs of approximately $1.0 million related to the August 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our consolidated statements of operations.

In accordance with the terms of the purchase and sale agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Archrock that is our indirect parent company for $4.1 million.

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

Goodwill of $3.7 million resulting from the acquisition is attributable to the expansion of our services in the region. The goodwill recorded is considered to have an indefinite life and will be reviewed annually for impairment or more frequently if indicators of impairment exist. At December 31, 2015, we recorded a full impairment of our existing goodwill. See Note 4 (“Goodwill”) for further discussion of goodwill impairment.

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

April 2014 MidCon Acquisition

On April 10, 2014, we completed an acquisition of natural gas compression assets, including a fleet of 337 compressor units, comprising approximately 444,000 horsepower from MidCon for $352.9 million (the “April 2014 MidCon Acquisition”). The purchase price was funded with the net proceeds from the public sale of 6.2 million common units and a portion of the net proceeds from the issuance of $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). The compressor units were previously used by MidCon to provide compression services to a subsidiary of Access. Effective as of the closing of the acquisition, we and Access entered into a seven-year contract operations services agreement under which we provide compression services to Williams Partners (formerly Access). During the year ended December 31, 2014, we incurred transaction costs of approximately $1.5 million related to the April 2014 MidCon Acquisition, which is reflected in other (income) expense, net, in our consolidated statements of operations.

In accordance with the terms of the purchase and sale agreement relating to this acquisition, we directed MidCon to sell a tract of real property and the facility located thereon, a fleet of vehicles, personal property and parts inventory to a wholly-owned subsidiary of Archrock that is our indirect parent company for $7.7 million.

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

March 2013 Contract Operations Acquisition

In March 2013, we acquired from Archrock contract operations customer service agreements with 50 customers and a fleet of 363 compressor units used to provide compression services under those agreements, comprising approximately 256,000 horsepower, or 8% (by then available horsepower) of the combined contract operations business of Archrock and us (the “March 2013 Contract Operations Acquisition”). The acquired assets also included 204 compressor units, comprising approximately 99,000 horsepower, previously leased from Archrock to us and contracts relating to approximately 6,000 horsepower of compressor units we already owned and previously leased to Archrock. At the acquisition date, the acquired fleet assets had a net book value of $158.5 million, net of accumulated depreciation of $94.9 million. Total consideration for the transaction was approximately $174.0 million, excluding transaction costs. In connection with this acquisition, we issued approximately 7.1 million common units to Archrock and approximately 145,000 general partner units to our general partner.

In connection with this acquisition, we were allocated $3.1 million finite life intangible assets associated with customer relationships of Archrock North America contract operations segment. The amounts allocated were based on the ratio of fair value of the net assets transferred to us to the total fair value of Archrock North America contract operations segment. These intangible assets are being amortized through 2024, based on the present value of income expected to be realized from these intangible assets.

Because Archrock and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Archrock in connection with the March 2013 Contract Operations Acquisition using Archrock’s historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded capital distributions of $12.4 million for the March 2013 Contract Operations Acquisition during the year ended December 31, 2014.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the years ended December 31, 2015, 2014 and 2013 has been included to give effect to the additional assets acquired in the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition. The April 2015 Contract Operations Acquisition is presented in the unaudited pro forma financial information as though this transaction occurred as of January 1, 2014. The August 2014 MidCon Acquisition, the April 2014 MidCon Acquisition and the March 2013 Contract Operations Acquisition are presented in the unaudited pro forma financial information as though these transactions occurred as of January 1, 2013. The unaudited pro forma financial information reflects the following transactions:

As related to the April 2015 Contract Operations Acquisition:

•	our acquisition in April 2015 of certain contract operations customer service agreements, compression equipment and identifiable intangible assets from Archrock; and

•	our issuance of approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner.

As related to the August 2014 MidCon Acquisition:

•	our acquisition in August 2014 of natural gas compression assets and identifiable intangible assets from MidCon; and

•	our borrowings under our revolving credit facility to pay $130.1 million to MidCon for the August 2014 MidCon Acquisition.

As related to the April 2014 MidCon Acquisition:

•	our acquisition in April 2014 of natural gas compression assets and identifiable intangible assets from MidCon;

•	our issuance of 6.2 million common units to the public and approximately 126,000 general partner units to our general partner;

•	our issuance of $350.0 million aggregate principal amount of the 2014 Notes; and

•
our use of proceeds from the issuance of common units, general partner units and the 2014 Notes to pay $352.9 million to MidCon for the April 2014 MidCon Acquisition and to pay down $157.5 million on our revolving credit facility.

As related to the March 2013 Contract Operations Acquisition:

•	our acquisition in March 2013 of certain contract operations customer service agreements, compression equipment and identifiable intangible assets from Archrock; and

•	our issuance of approximately 7.1 million common units to Archrock and approximately 145,000 general partner units to our general partner.

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

The following table shows unaudited pro forma financial information for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per unit amounts):

	Years Ended December 31,
	2015	2014	2013
Revenue	$665,887	$645,226	$589,286
Net income (loss)	$(83,433)	$68,153	$79,693
Basic income (loss) per common unit	$(1.67)	$0.90	$1.27
Diluted income (loss) per common unit	$(1.67)	$0.90	$1.27

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to our general partner than to our common unitholders. The pro forma net income per limited partner unit calculations include pro forma incentive distributions to our general partner and a reduction of net income allocable to our limited partners of $0.3 million, $1.2 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, which reflects the amount of additional incentive distributions that would have occurred during the period.

3.  Related Party Transactions

We are a party to an omnibus agreement with Archrock, our general partner and others (as amended and/or restated, the “Omnibus Agreement”), which includes, among other things:

•	certain agreements not to compete between Archrock and its affiliates, on the one hand, and us and our affiliates, on the other hand;

•	Archrock’s obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Archrock for such services;

•	the terms under which we, Archrock, and our respective affiliates may transfer, exchange or lease compression equipment among one another;

•	Archrock’s grant to us of a license to use certain intellectual property, including our logo; and

•	Archrock’s and our obligations to indemnify each other for certain liabilities.

The Omnibus Agreement will terminate upon a change of control of Archrock GP LLC, our general partner or us, and certain provisions of the Omnibus Agreement will terminate upon a change of control of Archrock. Provisions in the Omnibus Agreement that provided caps on our obligation to reimburse Archrock for operating and selling, general and administrative (“SG&A”) expenses were in effect through December 31, 2014; however, effective January 1, 2015, these provisions of the Omnibus Agreement terminated.

Non-competition

Under the Omnibus Agreement, subject to the provisions described below, Archrock has agreed not to offer or provide compression services in the U.S. to our contract operations services customers that are not also contract operations services customers of Archrock. Compression services include natural gas contract compression services, but exclude fabrication of compression equipment, sales of compression equipment or material, parts or equipment that are components of compression equipment, leasing of compression equipment without also providing related compression equipment service, gas processing operations services and operation, maintenance, service, repairs or overhauls of compression equipment owned by third parties. Similarly, we have agreed not to offer or provide compression services to Archrock’s contract operations services customers that are not also our contract operations services customers.

Some of our customers are also Archrock’s contract operations services customers, which we refer to as overlapping customers. We and Archrock have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the most recent amendment to the Omnibus Agreement, each being referred to as a “Partnership site” or an “Archrock site.” Pursuant to the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership site or an Archrock site, whether in addition to or in replacement of the equipment existing at such site on the date of the most recent amendment to the Omnibus Agreement, we may provide contract operations services if such overlapping customer is a Partnership overlapping customer, and Archrock will be entitled to provide such contract operations services if such overlapping customer is an Archrock overlapping customer. Additionally, any additional contract operations services provided to a Partnership overlapping customer will be provided by us and any additional services provided to an Archrock overlapping customer will be provided by Archrock.

Archrock also has agreed that new customers for contract compression services are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. In that case, Archrock may provide compression services to the new customer. In the event that either we or Archrock enter into a contract to provide compression services to a new customer, either we or Archrock, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Archrock on the date of the Omnibus Agreement.

Unless the Omnibus Agreement is terminated earlier due to a change of control of Archrock GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2017 or on the date on which a change of control of Archrock occurs, whichever event occurs first. If a change of control of Archrock occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Archrock will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

Indemnification for Environmental and Other Liabilities

Under the Omnibus Agreement, Archrock has agreed to indemnify us, for a three-year period following each applicable asset acquisition from Archrock, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the acquired assets that occur before the acquisition date. Archrock maximum liability for environmental indemnification obligations under the Omnibus Agreement cannot exceed $5.0 million, and Archrock will not have any obligation under the environmental or any other indemnification until our aggregate losses exceed $250,000. Archrock will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify Archrock against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Archrock is not required to indemnify us.

Additionally, Archrock will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Archrock for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Archrock indemnification obligations. For the years ended December 31, 2015 and 2014, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Archrock

Prior to the amendment and restatement of our Omnibus Agreement, in November 2015 in connection with the Spin-off, we could purchase newly-fabricated compression equipment from Archrock or its affiliates at Archrock’s cost to fabricate such equipment plus a fixed margin. During the years ended December 31, 2015, 2014 and 2013, we purchased $171.7 million, $233.0 million and $118.4 million, respectively, of newly-fabricated compression equipment from Archrock. Transactions between us and Archrock and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the years ended December 31, 2015, 2014 and 2013 was recorded in our consolidated balance sheets as property, plant and equipment of $159.0 million, $212.2 million and $106.6 million, respectively, which represents the carrying value of the Archrock’s affiliates that sold it to us, and as a distribution of equity of $12.7 million, $20.8 million and $11.8 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the years ended December 31, 2015, 2014 and 2013, Archrock contributed to us $9.6 million, $6.2 million and $21.7 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

In connection with the Spin-off, Archrock contributed its fabrication business to Exterran and we entered into a separate supply agreement with Exterran under which we are obligated to purchase our requirements of newly-fabricated compression equipment from Exterran and its affiliates, subject to certain exceptions.

Transfer, Exchange or Lease of Compression Equipment with Archrock

If Archrock determines in good faith that we or Archrock contract operations services business need to transfer, exchange or lease compression equipment between Archrock and us, the Omnibus Agreement permits such equipment to be transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it, (2) agree to lease such compression equipment from the transferor or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it.

During the year ended December 31, 2015, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 349 compressor units, totaling approximately 112,800 horsepower with a net book value of approximately $54.7 million, to Archrock. In exchange, Archrock transferred ownership of 260 compressor units, totaling approximately 99,600 horsepower with a net book value of approximately $46.8 million, to us. During the year ended December 31, 2014, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 443 compressor units, totaling approximately 224,600 horsepower with a net book value of approximately $93.2 million, to Archrock. In exchange, Archrock transferred ownership of 463 compressor units, totaling approximately 165,800 horsepower with a net book value of approximately $81.2 million, to us. During the year ended December 31, 2013, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 316 compressor units, totaling approximately 134,600 horsepower with a net book value of approximately $59.9 million, to Archrock. In exchange, Archrock transferred ownership of 335 compressor units, totaling approximately 101,500 horsepower with a net book value of approximately $48.1 million, to us. During the years ended December 31, 2015, 2014 and 2013, we recorded capital distributions of approximately $7.9 million, $12.0 million and $11.8 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At December 31, 2015, we had equipment on lease to Archrock’s with an aggregate cost and accumulated depreciation of $10.1 million and $3.3 million, respectively. At December 31, 2014, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $0.2 million and $0.1 million, respectively. During the years ended December 31, 2015, 2014 and 2013, we had revenue of $0.2 million, $0.3 million and $0.4 million, respectively, from Archrock related to the lease of our compression equipment. During the years ended December 31, 2015, 2014 and 2013, we had cost of sales of $1.7 million, $4.9 million and $5.8 million, respectively, with Archrock related to the lease of Archrock’s compression equipment.

During the year ended December 31, 2013, we sold used compression equipment with a net book value of $5.0 million to Archrock for $7.3 million. Under GAAP, assets sales between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration received and the carrying value of the assets sold is treated as a capital distribution or contribution. During the year ended December 31, 2013, we recorded a capital contribution of $2.3 million related to the difference between the sales price and the carrying value of the used compression equipment sold. During the years ended December 31, 2015 and 2014, we did not sell any used compression equipment to Archrock.

Reimbursement of Operating and SG&A Expense

Archrock provides all operational staff, corporate staff and support services reasonably necessary to run our business. These services may include, without limitation, operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning system, training, executive, sales, business development and engineering.

Archrock charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Archrock other operations are allocated among Archrock’s other operations and us. The allocation methodologies vary based on the nature of the charge and have included, among other things, revenue, headcount and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense during the years ended December 31, 2015, 2014 and 2013 were $75.6 million, $72.0 million and $55.0 million, respectively, of indirect costs incurred by Archrock.

Under the Omnibus Agreement, our obligation to reimburse Archrock for any cost of sales that it incurred in the operation of our business and any cash SG&A expense allocated to us was capped (after taking into account any such costs we incurred and paid directly) through December 31, 2014. Cost of sales was capped at $21.75 per operating horsepower per quarter through December 31, 2013 and $22.50 per operating horsepower per quarter from January 1, 2014 through December 31, 2014. SG&A costs were capped at $9.0 million per quarter from June 10, 2011 through March 7, 2012, $10.5 million per quarter from March 8, 2012 through March 31, 2013, $12.5 million per quarter from April 1, 2013 through December 31, 2013, $15.0 million per quarter from January 1, 2014 through April 9, 2014 and $17.7 million per quarter from April 10, 2014 through December 31, 2014. The cost caps provided in the Omnibus Agreement were in effect through December 31, 2014; however, effective January 1, 2015, these provisions of the Omnibus Agreement terminated.

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.5 million and $12.4 million during the years ended December 31, 2014 and 2013, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $11.4 million and $12.8 million during the years ended December 31, 2014 and 2013, respectively. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and statements of cash flows.

4.  Goodwill

We review the carrying value of our goodwill for potential impairment in the fourth quarter of every year, or whenever events or other circumstances indicate that we may not be able to recover the carrying amount. We first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. We may elect to perform the two-step goodwill impairment test without completing a qualitative assessment.

If a two-step process goodwill impairment test is elected or required, the first step is to compare the implied fair value of our reporting unit with its carrying value (including the goodwill). If the implied fair value of the reporting unit is higher than the carrying value, no impairment is deemed to exist and no further testing is required. If, however, the implied fair value of the reporting unit is below the recorded carrying value, then a second step must be performed to determine the goodwill impairment required, if any. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test is judgmental in nature and involves the use of significant estimates and assumptions, which have a significant impact on the fair value determined. We determine the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the earnings before interest expense, provision for income taxes and depreciation and amortization expense of comparable peer companies. Significant estimates for our reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples.

Beginning in late 2014 and extending throughout 2015, the energy markets experienced a significant reduction in oil and natural gas prices which has had a significant impact on the financial performance and operating results of many oil and natural gas companies. Such declines accelerated in the fourth quarter of 2015, resulting in higher borrowing costs for companies and a substantial reduction in forecasted capital spending across the energy industry leading to lower projected growth rates over the short-term. Such declines impacted our future cash flow forecasts, our market capitalization, and the market capitalization of peer companies. We identified these conditions as a triggering event, which required us to perform a goodwill impairment test as of December 31, 2015. As of this filing, we have not completed the goodwill impairment analysis, due to the complexities involved in determining the implied fair value of goodwill in the second step of the goodwill impairment test. However, based on the work performed to date, we have concluded that an impairment is probable and can be reasonably estimated. Accordingly, we recorded a full impairment of our goodwill in the fourth quarter of 2015 of $127.8 million. We expect to finalize the goodwill impairment analysis during the first quarter of 2016 and any resulting adjustment to the impairment will be recorded at that time.

For the years ended December 31, 2014 and 2013, we determined that there was no impairment of goodwill.

For the year ended December 31, 2013, there were no additions or acquisitions that resulted in the recognition of goodwill.

The following table presents the change in the carrying value of goodwill for the years ended December 31, 2015 and 2014 (in thousands):

Goodwill as of January 1, 2014	$124,019
Goodwill acquired during year(1)	3,738
Impairment losses	—
Goodwill as of December 31, 2014	$127,757
Goodwill acquired during year	—
Impairment losses	(127,757)
Goodwill as of December 31, 2015	$—

(1)	Represents goodwill acquired with the August 2014 MidCon Acquisition.

5.  Intangible and Other Assets

Intangible and other assets consisted of the following (in thousands):

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Deferred financing costs	$28,245	$(12,751)	$26,970	$(8,982)
Customer related (9-25 year life)	55,560	(15,797)	54,505	(12,121)
Contract based (5-9 year life)	65,766	(18,068)	65,766	(7,178)
Interest rate swaps	45	—	712	—
Long-term tax receivable	1,798	—	1,800	—
Intangible and other assets	$151,414	$(46,616)	$149,753	$(28,281)

Amortization of deferred financing costs totaled $3.8 million, $3.0 million and $3.0 million in 2015, 2014 and 2013, respectively, and is recorded to interest expense in our consolidated statements of operations. Amortization of intangible assets totaled $14.6 million, $9.2 million and $3.0 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2016	$14,355
2017	14,117
2018	13,905
2019	11,463
2020	8,141
Thereafter	25,480
Total	$87,461

6.  Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued income and other taxes	$3,178	$4,112
Accrued other liabilities	3,518	867
Accrued liabilities	$6,696	$4,979

7.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2015	2014
Revolving credit facility due May 2018	$580,500	$460,000
Term loan facility due May 2018	150,000	150,000
6% senior notes due April 2021 (presented net of the unamortized discount of $3.9 million and $4.5 million, respectively)	346,138	345,528
6% senior notes due October 2022 (presented net of the unamortized discount of $4.7 million and $5.2 million, respectively)	345,327	344,767
Long-term debt	$1,421,965	$1,300,295

Revolving Credit Facility and Term Loan

In November 2010, we entered into an amendment and restatement of our senior secured credit agreement (the “Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility was increased to $550.0 million in March 2011 and to $750.0 million in March 2012. In March 2013, we amended our Credit Agreement to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. In February 2015, we amended our Credit Agreement which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million.

As a result of the March 2013 amendment, we expensed $0.7 million of unamortized deferred financing costs, which is reflected in interest expense in our consolidated statements of operations. During the years ended December 31, 2015 and 2013, we incurred transaction costs of approximately $1.3 million and $4.3 million, respectively, related to the February 2015 and March 2013 amendments to our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized over the terms of the facilities. As of December 31, 2015, we had undrawn and available capacity of $319.5 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2015, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.5%. The weighted average annual interest rate on the outstanding balance of these facilities at December 31, 2015 and 2014, excluding the effect of interest rate swaps, was 2.8% and 2.7%, respectively.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement). Subject to certain conditions, at our request, and with the approval of the lenders, the aggregate commitments under the Credit Agreement could be increased by up to an additional $50 million.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. We must maintain various consolidated financial ratios, including a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 4.0 to 1.0. Because the April 2015 Contract Operations Acquisition closed during the second quarter of 2015, our Total Debt to EBITDA ratio threshold was temporarily increased to 5.5 to 1.0 during the quarter ended June 30, 2015 and continued at that level through December 31, 2015, reverting to 5.25 to 1.0 for the quarter ending March 31, 2016 and subsequent quarters. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2015, we were in compliance with all financial covenants under the Credit Agreement.

6% Senior Notes Due April 2021

In March 2013, we issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “2013 Notes”). We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. We incurred $7.8 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the 2013 Notes. The 2013 Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the years ended December 31, 2015 and 2014, we recognized $0.6 million and $0.5 million, respectively, of interest expense related to the amortization of the debt discount. In January 2014, holders of the 2013 Notes exchanged their 2013 Notes for registered notes with the same terms.

Prior to April 1, 2017, we may redeem all or a part of the 2013 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2013 Notes prior to April 1, 2016 with the net proceeds of one or more equity offerings at a redemption price of 106.00% of the principal amount of the 2013 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 2013 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2017, we may redeem all or a part of the 2013 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.00% for the twelve-month period beginning on April 1, 2017, 101.500% for the twelve-month period beginning on April 1, 2018 and 100.00% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the 2013 Notes.

6% Senior Notes Due October 2022

In April 2014, we issued $350.0 million aggregate principal amount of the 2014 Notes. We received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which we used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under our revolving credit facility. We incurred $7.0 million in transaction costs related to this issuance. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the 2014 Notes. The 2014 Notes were issued at an original issuance discount of $5.7 million which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the year ended December 31, 2015 and 2014, we recognized $0.6 million and $0.5 million, respectively, of interest expense related to the amortization of the debt discount. In February 2015, holders of the 2014 Notes exchanged their 2014 Notes for registered notes with the same terms.

Prior to April 1, 2018, we may redeem all or a part of the 2014 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. In addition, we may redeem up to 35% of the aggregate principal amount of the 2014 Notes prior to April 1, 2017 with the net proceeds of one or more equity offerings at a redemption price of 106.00% of the principal amount of the 2014 Notes, plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the 2014 Notes issued under the indenture remains outstanding after such redemption and the redemption occurs within 180 days of the date of the closing of such equity offering. On or after April 1, 2018, we may redeem all or a part of the 2014 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.00% for the twelve-month period beginning on April 1, 2018, 101.500% for the twelve-month period beginning on April 1, 2019 and 100.00% for the twelve-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 2014 Notes.

The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than APLP Finance Corp. which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. The 2013 Notes and the 2014 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2013 Notes and the 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional (subject to customary release provisions) and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. APLP Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the 2013 Notes and the 2014 Notes. Because we have no independent operations, the guarantees are full and unconditional (subject to customary release provisions) and constitute joint and several obligations of our subsidiaries other than APLP Finance Corp., and as a result we have not included consolidated financial information of our subsidiaries.

The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than APLP Finance Corp., which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. These guarantees are full and unconditional subject to customary release provisions including:

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

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2015 are as follows (in thousands):

	December 31, 2015
2016	$—
2017	—
2018	730,500
2019	—
2020	—
Thereafter	700,000	(1)
Total debt	$1,430,500	(1)

(1)	This amount represents the full face value of our 2013 Notes and 2014 Notes and has not been reduced by the aggregated unamortized discount of $8.6 million as of December 31, 2015.

8.  Partners’ Equity, Allocations and Cash Distributions

Units Outstanding

In May 2015, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC (the “Sales Agents”). Pursuant to the ATM Agreement, we may sell from time to time through the Sales Agents common units representing limited partner interests in the Partnership having an aggregate offering price of up to $100.0 million. Under the terms of the ATM Agreement, we may also sell common units from time to time to any Sales Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of common units to a Sales Agent as principal would be pursuant to the terms of a separate terms agreement between us and such Sales Agent. We intend to use the net proceeds of this offering, after deducting the Sales Agents’ commission and our offering expenses, for general partnership purposes, which may include, among other things paying or refinancing a portion of our outstanding debt. During the year ended December 31, 2015, we sold 49,774 common units for net proceeds of $1.2 million pursuant to the ATM Agreement.

In April 2015, we issued approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner in connection with the April 2015 Contract Operations Acquisition from Archrock.

In April 2014, we sold, pursuant to a public underwritten offering, 6,210,000 common units, including 810,000 common units pursuant to an over-allotment option. We received net proceeds of $169.5 million, after deducting underwriting discounts, commissions and offering expenses, which we used to fund a portion of the April 2014 MidCon Acquisition. In connection with this sale and as permitted under our partnership agreement, we issued and sold approximately 126,000 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. We received net proceeds of $3.6 million from the general partner contribution which we used to repay borrowings outstanding under our revolving credit facility.

In March 2013, we issued approximately 7.1 million common units to Archrock and approximately 145,000 general partner units to our general partner in connection with the March 2013 Contract Operations acquisition from Archrock.

Partners’ capital at December 31, 2015 consisted of 59,721,626 common units outstanding representing a 98% ownership interest in us and 1,209,562 general partner units representing a 2% general partner interest in us.

As of December 31, 2015, Archrock owned 23,582,056 common units and 1,209,562 general partner units, collectively representing a 41% interest in us.

Common Units

The common units have the right to receive distributions of available cash from operating surplus.

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

•	second, 98% to common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	third, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	fourth, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2013, 2014 and 2015:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2013 — 3/31/2013	May 15, 2013	$0.5175	$27.6	million
4/1/2013 — 6/30/2013	August 14, 2013	0.5225	27.9	million
7/1/2013 — 9/30/2013	November 14, 2013	0.5275	28.3	million
10/1/2013 — 12/31/2013	February 14, 2014	0.5325	28.8	million
1/1/2014 — 3/31/2014	May 15, 2014	0.5375	33.1	million
4/1/2014 — 6/30/2014	August 14, 2014	0.5425	33.6	million
7/1/2014 — 9/30/2014	November 14, 2014	0.5525	34.8	million
10/1/2014 — 12/31/2014	February 13, 2015	0.5575	35.3	million
1/1/2015 — 3/31/2015	May 15, 2015	0.5625	35.9	million
4/1/2015 — 6/30/2015	August 14, 2015	0.5675	39.1	million
7/1/2015 — 9/30/2015	November 13, 2015	0.5725	39.7	million
10/1/2015 — 12/31/2015	February 12, 2016	0.5725	39.7	million

(1)	Includes distributions to our general partner on its incentive distribution rights.

9.  Unit-Based Compensation

Long-Term Incentive Plan

Our board of directors adopted the Archrock Partners, L.P. Long-Term Incentive Plan (the “Plan”) in October 2006 for the benefit of the employees, directors and consultants of us, Archrock and our respective affiliates. A maximum of 1,035,378 common units are available for the issuance of common unit options, restricted units, unit awards and phantom units under the Plan. The Plan is administered by the compensation committee of our board of directors (the “Plan Administrator”).

Phantom units are notional units that entitle the grantee to receive common units upon the vesting of such phantom units or, at the discretion of the Plan Administrator, cash equal to the fair market value of the underlying common units. Phantom units granted under the Plan may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units.

During the years ended December 31, 2015, 2014 and 2013, we recognized $1.1 million, $1.4 million and $1.2 million of unit-based compensation expense, respectively, which excludes unit-based compensation expense that was charged back to Archrock of $1.2 million, $1.2 million and $0.8 million, respectively.

We have granted phantom units to officers and directors of Archrock GP LLC and to employees of Archrock and its subsidiaries. Because we grant phantom units to non-employees, we are required to remeasure the fair value of these phantom units each period and record a cumulative adjustment of the expense previously recognized. During the years ended December 31, 2015 and 2014, we recorded a reduction to SG&A expense of $0.3 million and $0.2 million, respectively, related to the fair value remeasurement of phantom units. We recorded $0.3 million in SG&A expense related to fair value remeasurement of the phantom units during the year ended December 31, 2013.

Phantom Units

During the year ended December 31, 2015, we granted 45,236 phantom units to officers and directors of Archrock GP LLC and certain employees of Archrock and its subsidiaries. Phantom units awarded to officers and employees generally vest one-third per year on each of the first three anniversaries of the grant date, subject to continued services through the applicable vesting date. Phantom units awarded to directors vest immediately and become common units at the grant date.

The following table presents phantom unit activity during the year ended December 31, 2015:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2015	91,763	$27.38
Granted	45,236	24.87
Vested	(59,580)	25.94
Canceled	(246)	30.50
Phantom units outstanding, December 31, 2015	77,173	27.01

As of December 31, 2015, we expect $0.5 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.7 years.

10.  Accounting for Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

During the year ended December 31, 2015, we entered into an interest rate swap with a notional value of $100.0 million. At December 31, 2015, we were a party to interest rate swaps with a total notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. We entered into these swaps to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019, and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of December 31, 2015, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.4 million of interest income during the year ended December 31, 2015 due to ineffectiveness related to interest rate swaps. There was no ineffectiveness related to interest rate swaps during the years ended December 31, 2014 and 2013. We estimate that $3.2 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at December 31, 2015, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our consolidated statements of cash flows.

In May 2013, we amended our interest rate swap agreements with a notional value of $250.0 million to adjust the fixed interest rates and extend the maturity dates to May 2018 consistent with the maturity date of our Credit Agreement. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, we designated the new hedge relationships under the amended terms and de-designated the original hedge relationships as of the termination date. The original hedge relationships qualified for hedge accounting and were included at their fair value in our balance sheet as a liability and accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements immediately prior to the execution of the amendments was a liability of $8.8 million. The associated amount in accumulated other comprehensive income (loss) was being amortized into interest expense through November 2015.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

	December 31, 2015
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$45
Interest rate hedges	Current portion of interest rate swaps	(4,608)
Interest rate hedges	Other long-term liabilities	(1,421)
Total derivatives		$(5,984)

	December 31, 2014
	Balance Sheet Location	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate hedges	Intangible and other assets, net	$712
Interest rate hedges	Current portion of interest rate swaps	(4,958)
Interest rate hedges	Other long-term liabilities	(150)
Total derivatives		$(4,396)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate hedges
Year Ended December 31, 2015	$(8,901)	Interest expense	$(6,781)
Year Ended December 31, 2014	(5,879)	Interest expense	(4,794)
Year Ended December 31, 2013	3,057	Interest expense	(4,684)

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

11.  Fair Value Measurements

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, with pricing levels as of the date of valuation (in thousands):

	December 31, 2015			December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$45	$—	$—	$712	$—
Interest rate swaps liability	—	(6,029)	—	—	(5,108)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2015 and 2014, with pricing levels as of the date of valuation (in thousands):

	December 31, 2015			December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$2,789	$—	$—	$982

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years and a weighted average discount rate of 12%.

12.  Long-Lived Asset Impairment

During the year ended December 31, 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 330 idle compressor units totaling approximately 115,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $35.3 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.7 million to reduce the book value of each unit to its estimated fair value.

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

13.  Restructuring Charges

In January 2014, Archrock announced a plan to centralize its make-ready operations to improve the cost and efficiency of its shops and further enhance the competitiveness of our and Archrock’s combined compressor fleet. As part of this plan, Archrock examined both recent and anticipated changes in the U.S. market, including the throughput demand of its shops and the addition of new equipment to our and Archrock’s combined U.S. compressor fleet. To better align its costs and capabilities with the current market, Archrock has determined to close several of its make-ready shops. The centralization of its make-ready operations was completed in the second quarter of 2014.

During 2014, we incurred $0.7 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Archrock’s make-ready operations, from Archrock to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. These charges are reflected as restructuring charges in our consolidated statements of operations.

14.  Income Taxes

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. However, certain states impose an entity-level income tax on partnerships.

The provision for state income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current tax provision:
State	$1,195	$(89)	$1,150
Total current	1,195	(89)	1,150
Deferred tax provision:
State	$(160)	1,402	356
Total deferred	(160)	1,402	356
Provision for income taxes	$1,035	$1,313	$1,506

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that give rise to deferred tax liabilities are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Deferred tax liabilities:
Property, plant and equipment	$1,054	$1,527
Total deferred tax liabilities	1,054	1,527
Net deferred tax liabilities	$1,054	$1,527

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$1,650	$643	$543
Additions based on tax positions related to current year	312	490	100
Additions based on tax positions related to prior years	—	517	—
Ending balance	$1,962	$1,650	$643

We had $2.0 million, $1.7 million and $0.6 million of unrecognized tax benefits at December 31, 2015, 2014 and 2013, respectively, which if recognized, would affect the effective tax rate. We have not recorded any interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions. To the extent interest and penalties are assessed with respect to uncertain tax positions, such amounts will be reflected in provision for income taxes.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remain subject to examination by various states for up to one year after formal notification to the states. As of December 31, 2015, we did not have any federal or state audits underway that would have a material impact on our financial position or results of operations.

Exterran Holdings, Inc. completed an internal restructuring on November 3, 2015 in connection with the Spin-off which we believe, when combined with the sale or exchange of Partnership units during the 12 months prior to the Spin-off, resulted in a technical termination of the Partnership for U.S. federal income tax purposes on the date of the Spin-off. The technical termination does not affect our consolidated financial statements nor does it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes. Our taxable year for all unitholders ended on November 3, 2015 and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. This deferral of depreciation deductions may result in increased taxable income (or reduced taxable loss) to certain of our unitholders in 2015.

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

The following table reconciles net income (loss), as reported, to our U.S. federal partnership taxable income (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income (loss), as reported	$(84,025)	$61,719	$64,023
Book/tax depreciation and amortization adjustment	17,468	5,834	10,629
Book/tax goodwill impairment	127,757	—	—
Book/tax long-lived asset impairment	38,987	12,810	5,350
Book/tax adjustment for unit-based compensation expense	754	941	1,073
Book/tax adjustment for interest rate swap terminations	1,233	2,025	(4,983)
Other temporary differences	(15,907)	(9,435)	(4,147)
Other permanent differences	(155)	1,413	5
U.S. federal partnership taxable income	$86,112	$75,307	$71,950

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

As of December 31, 2015 and 2014, we had recorded approximately $5.4 million and $4.1 million, respectively, of accruals for taxes, including accruals for ad valorem taxes, sales tax and use tax, included in the accrued liabilities line item on our consolidated balance sheets. The net tax basis in our assets and liabilities is less than the reported amounts on the financial statements by approximately $341.6 million as of December 31, 2015.

15.  Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an update which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of this update on our financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an update that addresses the historical earnings per unit presentation for master limited partnerships that apply the two-class method of calculating earnings per unit when a drop-down transaction occurs between entities under common control. The update specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. The update will be effective for reporting periods beginning after December 15, 2015 and is required to be applied retrospectively. Early adoption is permitted. As discussed in Note 2 ("Business Acquisitions"), due to the impracticability of significant assumptions required to retroactively adjust historical financial statements upon the consummation of a dropdown, our financial statements have presented the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisition of assets from Archrock, Inc. beginning on the date of such acquisition. We do not believe the adoption of this update will have a material impact on our financial statements.

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

16.  Commitments and Contingencies

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. We further believe that, under the Heavy Equipment Statutes, our natural gas compressors are taxable in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. A large number of appraisal review boards denied our position, and we filed petitions for review in the appropriate district courts.

As of December 31, 2015, three of these cases have been decided. In each case, the district court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case, the district court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, and that the natural gas compressors of our wholly owned subsidiary Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC (“EXLP Leasing”), and Archrock’s subsidiary Archrock Services Leasing LLC, formerly known as EES Leasing LLC (“EES Leasing”), are taxable in the counties where they were located on January 1 of the tax year at issue, which is favorable to the county appraisal districts. We appealed all three of these decisions.

On August 25, 2015, the Fourteenth Court of Appeals in Houston, Texas issued a ruling stating that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue, and it remanded the case to the district court for further evidence on the issue of whether the Heavy Equipment Statutes are constitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. On November 24, 2015, we filed a petition asking the Texas Supreme Court to review this decision. On January 29, 2016, the Texas Supreme Court requested that Galveston Central Appraisal District file a response to our petition for review by February 29, 2016.

On September 23, 2015, the Eighth Court of Appeals in El Paso, Texas decided the other two appellate cases in our favor by affirming the district court’s ruling that the Heavy Equipment Statutes apply to natural gas compressors, and overturning the district court’s ruling that the Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors. The Eighth Court of Appeals also ruled, however, that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue.

In EES Leasing LLC and EXLP Leasing LLC v. Harris County Appraisal District, the parties filed motions for summary judgment, which are currently pending before the district court. In EES Leasing LLC v. Irion County Appraisal District, the court denied both parties’ respective motions for summary judgment concerning taxes assessed by Irion County for the 2012 tax year, and consolidated the case with EES Leasing’s 2013 tax year case, which also included EXLP Leasing as a party. On August 27, 2015, the Irion County district court abated the consolidated case, EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, until the final resolution of the appellate cases considering the constitutionality of the Heavy Equipment Statutes, or further order of the court.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $14.6 million during the year ended December 31, 2015. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $35.3 million as of December 31, 2015, of which approximately $8.0 million has been agreed to by a number of appraisal review boards and county appraisal districts and $27.3 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with as many of the appraisal districts as possible to stay or abate any appeals that are pending in district court.

If our appeals are ultimately unsuccessful, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would impact our future results of operations and cash flows, including our cash available for distribution.

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

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2015 and 2014, we had accrued $1.1 million and $0.1 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

17.  Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per unit amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and results of operations for the respective periods.

	March 31, 2015(1)	June 30, 2015(2)	September 30 2015(3)	December 31 2015(4)
Revenue	$164,295	$167,801	$163,293	$161,419
Gross profit(9)	63,150	64,160	55,678	(92,636)
Net income (loss)	20,085	22,327	11,498	(137,935)
Income (loss) per common unit — basic	0.28	0.30	0.11	(2.34)
Income (loss) per common unit — diluted	0.28	0.30	0.11	(2.34)

	March 31, 2014(5)	June 30, 2014(6)	September 30 2014(7)	December 31 2014(8)
Revenue	$121,046	$145,694	$153,163	$161,133
Gross profit(9)	38,131	54,119	56,711	62,257
Net income	6,939	17,752	18,103	18,925
Income per common unit — basic	0.09	0.26	0.26	0.27
Income per common unit — diluted	0.09	0.26	0.26	0.27

(1)	During the first quarter of 2015, we recorded $3.5 million of long-lived asset impairments (see Note 12 ("Long-Lived Asset Impairment")).

(2)
During the second quarter of 2015, we completed the April 2015 Contract Operations Acquisition from Archrock, Inc. (see Note 2 "Business Acquisitions")). Additionally, we recorded $1.8 million of long-lived asset impairments (see Note 12 ("Long-Lived Asset Impairment")).

(3)	During the third quarter of 2015, we recorded $7.2 million of long-lived asset impairments (see Note 12 ("Long-Lived Asset Impairment")).

(4)
During the fourth quarter of 2015, we recorded $127.8 million of goodwill impairment (see Note 4 ("Goodwill")) and $26.5 million of long-lived asset impairments (see Note 12 ("Long-Lived Asset Impairment")).

(5)
During the first quarter of 2014, we recorded $2.5 million of long-lived asset impairments (see Note 12 ("Long-Lived Asset Impairment")) and $0.4 million of restructuring charges (see Note 13 ("Restructuring Charges")).

(6)
During the second quarter of 2014, we completed the April 2014 MidCon Acquisition (see Note 2 ("Business Acquisitions")). Additionally, we recorded $2.0 million of long-lived asset impairments (see Note 12 ("Long-Lived Asset Impairment")) and $0.2 million of restructuring charges (see Note 13 ("Restructuring Charges")).

(7)
During the third quarter of 2014, we completed the August 2014 MidCon Acquisition (see Note 2 ("Business Acquisitions")). Additionally, we recorded $3.6 million of long-lived asset impairments (see Note 12 ("Long-Lived Asset Impairment")) and $0.1 million of restructuring charges (see Note 13).

(8)	During the fourth quarter of 2014, we recorded $4.7 million of long-lived asset impairments (see Note 12 ("Long-Lived Asset Impairment")).

(9)	Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and long-lived asset impairment charges.

ARCHROCK PARTNERS, L.P.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
December 31, 2015	$1,253	$2,255	$(1,045)	$2,463
December 31, 2014	363	1,055	(165)	1,253
December 31, 2013	1,135	(25)	(747)	363

(1)	Uncollectible accounts written off.

S-1