Form 10-Q
period 2016-03-31
Archrock Partners, L.P.
filed 2016-05-03
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

As of April 26, 2016, there were 60,035,818 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$753	$472
Accounts receivable, trade, net of allowance of $1,185 and $2,463, respectively	80,879	85,183
Due from affiliates, net	526	—
Total current assets	82,158	85,655
Property, plant and equipment	2,670,070	2,661,996
Accumulated depreciation	(861,174)	(846,213)
Property, plant and equipment, net	1,808,896	1,815,783
Intangible and other assets, net	92,894	93,215
Total assets	$1,983,948	$1,994,653

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$9,489	$6,696
Accrued interest	22,801	12,443
Due to affiliates, net	—	5,980
Current portion of interest rate swaps	4,949	4,608
Total current liabilities	37,239	29,727
Long-term debt	1,428,710	1,410,382
Deferred income taxes	995	1,054
Other long-term liabilities	9,635	5,494
Total liabilities	1,476,579	1,446,657
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 60,122,062 and 59,796,514 units issued, respectively	507,904	538,197
General partner units, 2% and 1,214,767 interest with 1,209,562 equivalent units issued and outstanding, respectively	11,802	17,151
Accumulated other comprehensive loss	(10,454)	(5,558)
Treasury units, 86,244 and 74,888 common units, respectively	(1,883)	(1,794)
Total partners’ capital	507,369	547,996
Total liabilities and partners’ capital	$1,983,948	$1,994,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$151,424	$164,295

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	57,860	65,168
Depreciation and amortization	39,237	36,105
Long-lived asset impairment	6,315	3,484
Restructuring charges	4,139	—
Selling, general and administrative — affiliates	23,679	21,169
Interest expense	18,742	17,832
Other (income) loss, net	838	(191)
Total costs and expenses	150,810	143,567
Income before income taxes	614	20,728
Provision for income taxes	94	643
Net income	$520	$20,085

General partner interest in net income	$14	$4,209
Common units interest in net income	$506	$15,876

Weighted average common units outstanding used in income (loss) per common unit:
Basic	59,740	55,678
Diluted	59,740	55,678

Income per common unit:
Basic	$0.01	$0.28
Diluted	$0.01	$0.28

Distributions declared and paid per limited partner unit in respective periods	$0.5725	$0.5575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$520	$20,085
Other comprehensive income (loss):
Interest rate swap loss, net of reclassifications to earnings	(4,896)	(5,554)
Amortization of terminated interest rate swaps	—	826
Total other comprehensive loss	(4,896)	(4,728)
Comprehensive income (loss)	$(4,376)	$15,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)
(unaudited)

							Accumulated
	Partners’ Capital						Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, January 1, 2015	$668,714	55,724,022	$19,542	1,129,221	$(1,477)	(61,665)	$(3,438)	$683,341
Issuance of common units for vesting of phantom units		50,717						—
Treasury units purchased					(258)	(10,376)		(258)
Distribution of capital, net	(2,911)		(294)					(3,205)
Excess of purchase price of equipment over Archrock’s cost of equipment	(4,226)		(243)					(4,469)
Cash distributions	(31,083)		(4,240)					(35,323)
Unit-based compensation expense	592							592
Comprehensive income (loss)	15,876		4,209				(4,728)	15,357
Balance, March 31, 2015	$646,962	55,774,739	$18,974	1,129,221	$(1,735)	(72,041)	$(8,166)	$656,035

Balance, January 1, 2016	$538,197	59,796,514	$17,151	1,209,562	$(1,794)	(74,888)	$(5,558)	$547,996
Issuance of common units for vesting of phantom units		68,548						—
Treasury units purchased					(89)	(11,356)		(89)
March 2016 Acquisition	1,799	257,000	37	5,205				1,836
Contribution of capital, net	1,438		45					1,483
Cash distributions	(34,235)		(5,445)					(39,680)
Unit-based compensation expense	199							199
Comprehensive income (loss)	506		14				(4,896)	(4,376)
Balance, March 31, 2016	$507,904	60,122,062	$11,802	1,214,767	$(1,883)	(86,244)	$(10,454)	$507,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$520	$20,085
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,237	36,105
Long-lived asset impairment	6,315	3,484
Amortization of deferred financing costs	909	1,030
Amortization of debt discount	304	286
Amortization of terminated interest rate swaps	—	826
Interest rate swaps	323	(136)
Unit-based compensation expense	199	592
Provision for doubtful accounts	1,025	390
(Gain) loss on sale of property, plant and equipment	53	(280)
Loss on non-cash consideration in March 2016 Acquisition	635	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	3,279	3,644
Other assets and liabilities	13,204	12,042
Net cash provided by operating activities	66,003	78,068

Cash flows from investing activities:
Capital expenditures	(22,542)	(68,239)
Payment for March 2016 Acquisition	(13,779)	—
Proceeds from sale of property, plant and equipment	149	4,624
Increase in amounts due from affiliates, net	(526)	(18,477)
Proceeds from the sale of general partner units	37	—
Net cash used in investing activities	(36,661)	(82,092)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	66,000	140,000
Repayments of long-term debt	(48,500)	(98,000)
Distributions to unitholders	(39,680)	(35,323)
Payments for debt issuance costs	—	(1,311)
Payments for settlement of interest rate swaps that include financing elements	(812)	(942)
Purchases of treasury units	(89)	(258)
Decrease in amounts due to affiliates, net	(5,980)	—
Net cash provided by (used in) financing activities	(29,061)	4,166

Net increase in cash and cash equivalents	281	142
Cash and cash equivalents at beginning of period	472	295
Cash and cash equivalents at end of period	$753	$437

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$567	$2,204
Contract operations equipment acquired/exchanged, net	$915	$(5,409)
Common units issued in March 2016 Acquisition	$1,799	$—
Non-cash consideration in March 2016 Acquisition	$3,165	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Archrock Partners, L.P. (“we,” “our,” “us,” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2015. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

Organization

Archrock General Partner, L.P. is our general partner and an indirect wholly-owned subsidiary of Archrock, Inc. (individually, and together with its wholly-owned subsidiaries, “Archrock”). As Archrock General Partner, L.P. is a limited partnership, its general partner, Archrock GP LLC, conducts our business and operations, and the board of directors and officers of Archrock GP LLC, which we refer to herein as our board of directors and our officers, make decisions on our behalf.

On November 3, 2015, Exterran Holdings, Inc. completed the spin-off (the “Spin-off”) of its international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation (“Exterran”). To effect the Spin-off, Exterran Holdings, Inc. distributed on a pro rata basis, all of the shares of Exterran common stock to the stockholders of Exterran Holdings, Inc. as of October 27, 2015. Upon the completion of the Spin-off, Exterran Holdings, Inc. was renamed “Archrock, Inc.” and, on November 4, 2015, the ticker symbol for Archrock’s common stock on the New York Stock Exchange was changed to “AROC.” Archrock continues to hold interests in us, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights. Effective on November 3, 2015, we were renamed “Archrock Partners, L.P.” and, on November 4, 2015, the ticker symbol for our common units on the Nasdaq Global Select Market was changed to “APLP.”

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or general partner. Our accumulated other comprehensive income (loss) consists only of derivative financial instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative financial instruments that are designated as cash flow hedges to the extent the hedge is effective and amortization of terminated interest rate swaps. See Note 8 (“Accounting for Derivatives”) for additional disclosures related to comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At March 31, 2016 and December 31, 2015, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 (“Fair Value Measurements”) for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Fixed rate debt	$681,250	$518,000	$680,484	$524,000
Floating rate debt	747,460	749,000	729,898	731,000
Total debt	$1,428,710	$1,267,000	$1,410,382	$1,255,000

(1)    Carrying values are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 5 (“Long-Term Debt”) for further details.

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

Goodwill

Beginning in late 2014 and extending throughout 2015, the energy markets experienced a significant reduction in oil and natural gas prices which has had a significant impact on the financial performance and operating results of many oil and natural gas companies. Such declines accelerated in the fourth quarter of 2015, resulting in higher borrowing costs for companies and a substantial reduction in forecasted capital spending across the energy industry leading to lower projected growth rates over the short-term. Such declines impacted our future cash flow forecasts, our market capitalization, and the market capitalization of peer companies. We identified these conditions as a triggering event, which required us to perform a two-step goodwill impairment test as of December 31, 2015. Accordingly, we recorded a preliminary full impairment of our goodwill in the fourth quarter of 2015 of $127.8 million. During the first quarter of 2016, we finalized the impairment analysis which did not result in an adjustment to the preliminary impairment booked in the fourth quarter of 2015.

Income Per Common Unit

Income per common unit is computed using the two-class method. Under the two-class method, basic income per common unit is determined by dividing net income allocated to the common units after deducting the amounts allocated to our general partner (including distributions to our general partner on its incentive distribution rights) and participating securities, by the weighted average number of outstanding common units (also referred to as limited partner units) during the period. Participating securities include unvested phantom units with nonforfeitable tandem distribution equivalent rights to receive cash distributions in the quarter in which distributions are paid on common units. During periods of net loss, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

When computing income per common unit in periods when distributions are greater than income, the amount of the actual incentive distribution rights, if any, is deducted from net income and allocated to our general partner for the corresponding period. The remaining amount of net income, after deducting distributions to participating securities, is allocated between the general partner and common units based on how our partnership agreement allocates net losses.

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

The following table reconciles net income used in the calculation of basic and diluted income per common unit (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$520	$20,085
Less: General partner incentive distribution rights	(4)	(3,887)
Less: General partner 2% ownership interest	(10)	(322)
Common units interest in net income	506	15,876
Less: Net income attributable to participating securities	(57)	(48)
Net income used in basic and diluted income per common unit	$449	$15,828

The following table shows the potential common units that were included in computing diluted income per common unit (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average common units outstanding including participating securities	59,827	55,739
Less: Weighted average participating securities outstanding	(87)	(61)
Weighted average common units outstanding — used in basic income per common unit	59,740	55,678
Net dilutive potential common units issuable:
Phantom units	—	—
Weighted average common units and dilutive potential common units — used in diluted income per common unit	59,740	55,678

2.  Recent Accounting Developments

Accounting Standards Updates Implemented

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-06 (“Update 2015-06”) that addresses the historical earnings per unit presentation for master limited partnerships that apply the two-class method of calculating earnings per unit when a drop-down transaction occurs between entities under common control. Update 2015-06 specifies that the historical earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner and the previously reported earnings per unit of the limited partners should not change as a result of the dropdown transaction. Update 2015-06 was effective for reporting periods beginning after December 15, 2015 and is required to be applied retrospectively. As discussed in Note 3 (“Business Acquisitions”), due to the impracticability of significant assumptions required to retroactively adjust historical financial statements upon the consummation of a dropdown, our financial statements have presented the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the April 2015 Contract Operations Acquisition beginning on the date of such acquisition. We adopted Update 2015-06 in the first quarter of 2016 which had no impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03 (“Update 2015-03”) that addresses the presentation of debt issuance costs. Update 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued Accounting Standards Update 2015-15 (“Update 2015-15”) which clarifies that the guidance in Update 2015-03 does not apply to line-of-credit arrangements. Per Update 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. Update 2015-03 was effective for reporting periods beginning after December 15, 2015 on a retrospective basis. We adopted Update 2015-03 in the first quarter of 2016, which resulted in the reclassification of an $11.6 million asset previously presented in intangibles and other assets, net on the condensed consolidated balance sheet to a contra-liability presented in long-term debt on the condensed consolidated balance sheet as of December 31, 2015. See Note 5 (“Long-Term Debt”) for further details.

Accounting Standards Updates Not Yet Implemented

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (“Update 2016-09”) that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either debt or equity liabilities, and classification on the statement of cash flows. For public entities, Update 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of Update 2016-09 on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“Update 2016-02”) that establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. Update 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of Update 2016-02 on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”) that outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Update 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Update 2014-09 will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (“Update 2016-08”), which clarifies the guidance in Update 2014-09 by providing guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. Update 2016-08 has the same effective date as the original standard. We are currently evaluating the potential impact of Update 2014-09 and Update 2016-08 on our consolidated financial statements.

3.  Business Acquisitions

March 2016 Acquisition

On March 1, 2016, we completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under our revolving credit facility, a non-cash exchange of 24 compressor units for $3.2 million, and the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. This acquisition is referred to as the “March 2016 Acquisition.” During the three months ended March 31, 2016, we incurred transaction costs of approximately $0.2 million related to the March 2016 Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statement of operations.

We accounted for the March 2016 Acquisition using the acquisition method, which requires, among other things, assets acquired to be recorded at their fair value on the acquisition date. The following table summarizes the purchase price allocation based on estimated fair values of the acquired assets as of the acquisition date (in thousands):

Fair Value
Property, plant and equipment	$14,929
Intangible assets	3,839
Purchase price	$18,768

Property, Plant and Equipment and Intangible Assets Acquired

Property, plant and equipment is comprised of compressor units that will be depreciated on a straight-line basis over an estimated average remaining useful life of 15 years.

The amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, and consisted of the following:

	Amount (in thousands)	Average Useful Life
Customer related	$3,839	2.3 years

The results of operations attributable to the assets acquired in the March 2016 Acquisition have been included in our condensed consolidated financial statements since the date of acquisition.

Pro forma financial information is not presented for the March 2016 Acquisition as it is immaterial to our reported results.

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

Pro Forma Financial Information

Pro forma financial information for the three months ended March 31, 2015 has been included to give effect to the additional assets acquired in the April 2015 Contract Operations Acquisition. The April 2015 Contract Operations Acquisition is presented in the pro forma financial information as though this transaction occurred as of January 1, 2015. The pro forma financial information reflects the following transactions related to the April 2015 Contract Operations Acquisition:

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

The following table shows pro forma financial information for the three months ended March 31, 2015 (in thousands, except per unit amounts):

Three Months Ended March 31, 2015
Revenue	$172,062
Net income	$20,516
Basic income per common unit	$0.27
Diluted income per common unit	$0.27

Pro forma net income per common unit is determined by dividing the pro forma net income that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to our common unitholders. The pro forma net income per limited partner unit calculations reflect the incentive distributions made to our general partner and a reduction of net income allocable to our limited partners of $0.3 million for the three months ended March 31, 2015, which reflects the amount of additional incentive distributions that would have occurred if the pro forma limited partner units had been outstanding as of January 1, 2015.

4.  Related Party Transactions

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

Purchase of New Compression Equipment from Archrock

Prior to the amendment and restatement of our Omnibus Agreement, in November 2015 in connection with the Spin-off, we were able to purchase newly-fabricated compression equipment from Archrock or its affiliates at Archrock’s cost to fabricate such equipment plus a fixed margin. During the three months ended March 31, 2015, we purchased $55.8 million of newly-fabricated compression equipment from Archrock. Transactions between us and Archrock and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the three months ended March 31, 2015 was recorded in our condensed consolidated balance sheets as property, plant and equipment of $51.3 million, which represents the carrying value of Archrock’s affiliates that sold it to us, and as a distribution of equity of $4.5 million, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the three months ended March 31, 2016 and 2015, Archrock contributed to us $0.6 million and $2.2 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution. In connection with the Spin-off, Archrock contributed its fabrication business to Exterran and we entered into a separate supply agreement with Exterran under which we are obligated to purchase our requirements of newly-fabricated compression equipment from Exterran and its affiliates, subject to certain exceptions. For the three months ended March 31, 2016, we purchased $10.7 million of newly-manufactured compression equipment from Exterran.

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

During the three months ended March 31, 2016, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 115 compressor units, totaling approximately 48,500 horsepower with a net book value of approximately $22.9 million, to Archrock. In exchange, Archrock transferred ownership of 103 compressor units, totaling approximately 40,000 horsepower with a net book value of approximately $23.8 million, to us. During the three months ended March 31, 2015, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 127 compressor units, totaling approximately 47,800 horsepower with a net book value of approximately $23.3 million, to Archrock. In exchange, Archrock transferred ownership of 107 compressor units, totaling approximately 40,000 horsepower with a net book value of approximately $17.9 million, to us. During the three months ended March 31, 2016, we recorded capital contributions of approximately $0.9 million related to the differences in net book value on the exchanged compression equipment. During the three months ended March 31, 2015, we recorded capital distributions of approximately $5.4 million related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At March 31, 2016, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $42,000 and $24,000, respectively. At December 31, 2015, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $10.1 million and $3.3 million, respectively. During each of the three month periods ended March 31, 2016 and 2015, we had revenue of $0.1 million from Archrock related to the lease of our compression equipment. During the three months ended March 31, 2016 and 2015, we had cost of sales of $0.1 million and $1.1 million, respectively, with Archrock related to the lease of Archrock’s compression equipment.

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

Archrock charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Archrock’s other operations are allocated among Archrock’s other operations and us. The allocation methodologies vary based on the nature of the charge and have historically included, among other things, revenue, headcount and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable.

5.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Revolving credit facility due May 2018	$598,000	$580,500

Term loan facility due May 2018	150,000	150,000
Less: Deferred financing costs, net of amortization	(540)	(602)
	149,460	149,398

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(3,704)	(3,862)
Less: Deferred financing costs, net of amortization	(5,139)	(5,396)
	341,157	340,742

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(4,526)	(4,673)
Less: Deferred financing costs, net of amortization	(5,381)	(5,585)
	340,093	339,742

Long-term debt	$1,428,710	$1,410,382

Revolving Credit Facility and Term Loan

In February 2015, we amended our senior secured credit agreement (the “Credit Agreement”), which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. The Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. During the three months ended March 31, 2015, we incurred transaction costs of $1.3 million related to the amendment of our Credit Agreement. These costs were included in intangible and other assets, net, and are being amortized to interest expense over the term of the facility. As of March 31, 2016, we had undrawn and available capacity of $302.0 million under our revolving credit facility.

Effective May 2, 2016, we amended our Credit Agreement to, among other things, decrease the borrowing capacity under the revolving credit facility by $75.0 million to $825.0 million. Prior to this amendment, we were able to increase the aggregate commitments under the Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, we are able to increase the aggregate commitments under the Credit Agreement by up to an additional $125 million.

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants, which have been amended effective March 31, 2016, requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date we have cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the revolving credit facility.

We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018, and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 3.50 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement could lead to a default under that agreement. As of March 31, 2016, we were in compliance with all financial covenants under the Credit Agreement.

6% Senior Notes Due April 2021 and 6% Senior Notes Due October 2022

In March 2013, we issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “2013 Notes”). In April 2014, we issued $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”).The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. The 2013 Notes and the 2014 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2013 Notes and the 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional (subject to customary release provisions which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015) and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. Archrock Partners Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the 2013 Notes and the 2014 Notes. Because we have no independent operations, the guarantees are full and unconditional (subject to customary release provisions) and constitute joint and several obligations of our subsidiaries other than Archrock Partners Finance Corp., and as a result we have not included consolidated financial information of our subsidiaries.

6.  Cash Distributions

We make distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

•	first, 98% to common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	second, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	third, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2015:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2015 — 3/31/2015	May 15, 2015	$0.5625	$35.9	million
4/1/2015 — 6/30/2015	August 14, 2015	0.5675	39.1	million
7/1/2015 — 9/30/2015	November 13, 2015	0.5725	39.7	million
10/1/2015 — 12/31/2015	February 12, 2016	0.5725	39.7	million

(1)    Includes distributions to our general partner on its incentive distribution rights.

On May 2, 2016, our board of directors approved a cash distribution of $0.2850 per limited partner unit, or approximately $17.5 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from January 1, 2016 through March 31, 2016. The record date for this distribution is May 12, 2016 and payment is expected to occur on May 13, 2016.

7.  Unit-Based Compensation

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

Phantom Units

The following table presents phantom unit activity during the three months ended March 31, 2016:

	Phantom Units	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2016	77,173	$27.01
Granted	189,945	7.84
Vested	(68,548)	18.59
Phantom units outstanding, March 31, 2016	198,570	11.58

As of March 31, 2016, we expect $2.1 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.7 years.

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

Interest Rate Risk

At March 31, 2016, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2018	$300
May 2019	100
May 2020	100
$500

As of March 31, 2016, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded an immaterial amount of interest expense during three months ended March 31, 2016 as compared to $0.3 million of interest income during the three months ended March 31, 2015 due to ineffectiveness related to interest rate swaps. We estimate that $4.0 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at March 31, 2016, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		March 31, 2016	December 31, 2015
	Balance Sheet Location	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Derivatives designated as hedging instruments:
Interest rate swaps	Intangible and other assets, net	$—	$45
Interest rate swaps	Current portion of interest rate swaps	(4,949)	(4,608)
Interest rate swaps	Other long-term liabilities	(5,470)	(1,421)
Total derivatives		$(10,419)	$(5,984)

	Loss Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended March 31, 2016	$(5,932)	Interest expense	$(1,036)
Three months ended March 31, 2015	(6,253)	Interest expense	(1,525)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, with pricing levels as of the date of valuation (in thousands):

	March 31, 2016			December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$—	$—	$—	$45	$—
Interest rate swaps liability	—	(10,419)	—	—	(6,029)	—

Our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015, with pricing levels as of the date of valuation (in thousands):

	March 31, 2016			December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$381	$—	$—	$2,789

Our estimate of the impaired long-lived assets’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years.

10.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three months ended March 31, 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 60 idle compressor units totaling approximately 22,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $6.3 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 30 idle compressor units totaling approximately 11,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $3.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

11.  Restructuring Charges

In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. During the three months ended March 31, 2016, we incurred $4.1 million of restructuring charges comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower. These charges are reflected as restructuring charges in our condensed consolidated statements of operations.

12.  Unit Transactions

On March 1, 2016, the Partnership completed the March 2016 Acquisition. A portion of the $18.8 million purchase price was funded through the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us.

As of March 31, 2016, Archrock owned 23,582,056 common units and 1,214,767 general partner units, collectively representing approximately 40% interest in us.

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

As of March 31, 2016, three of these cases have been decided. In each case, the district court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case, the district court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, and that the natural gas compressors of our wholly owned subsidiary Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC (“EXLP Leasing”), and Archrock’s subsidiary Archrock Services Leasing LLC, formerly known as EES Leasing LLC (“EES Leasing”), are taxable in the counties where they were located on January 1 of the tax year at issue, which is favorable to the county appraisal districts. We appealed all three of these decisions.

On August 25, 2015, the Fourteenth Court of Appeals in Houston, Texas issued a ruling stating that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue, and it remanded the case to the district court for further evidence on the issue of whether the Heavy Equipment Statutes are constitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. On November 24, 2015, we filed a petition asking the Texas Supreme Court to review this decision. On March 21, 2016, the Galveston Central Appraisal District filed a response opposing our petition for review. We filed a reply, with the Texas Supreme Court, to the Galveston Central Appraisal District’s response on April 26, 2016.

On September 23, 2015, the Eighth Court of Appeals in El Paso, Texas decided the other two appellate cases in our favor by affirming the district court’s ruling that the Heavy Equipment Statutes apply to natural gas compressors, and overturning the district court’s ruling that the Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors. The Eighth Court of Appeals also ruled, however, that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue. The Ward County Appraisal District and Loving County Appraisal District each filed a petition asking the Texas Supreme Court to review its respective Eighth Court of Appeals decision. On March 11, 2016, we filed responses to the appraisal districts’ petitions and cross-petitions for review in each case asking the Texas Supreme Court to also review the Eighth Court of Appeals’ determination that natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue.

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

As a result of the new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $3.5 million during the three months ended March 31, 2016. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $38.8 million as of March 31, 2016, of which approximately $8.0 million has been agreed to by a number of appraisal review boards and county appraisal districts and $30.8 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with as many of the appraisal districts as possible to stay or abate any appeals that are pending in district court.

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

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2016 and December 31, 2015, we had accrued $0.9 million and $1.1 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

14.  Subsequent Events

Effective May 2, 2016, we amended our Credit Agreement to, among other things, decrease the borrowing capacity under the revolving credit facility by $75.0 million to $825.0 million. Prior to this amendment, we were able to increase the aggregate commitments under the Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, we are able to increase the aggregate commitments under the Credit Agreement by up to an additional $125 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements regarding Archrock Partners, L.P.’s (together with its subsidiaries, “we,” “our,” “us,” or the “Partnership”) business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; plans and objectives of our management for our future operations; and any potential contribution of additional assets from Archrock, Inc. (individually, and together with its wholly-owned subsidiaries, “Archrock”) to us. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Quarterly Report on Form 10-Q.

General

We are a Delaware limited partnership formed in June 2006 and are the market leader in the U.S. full-service natural gas compression business. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers.

Archrock Spin-off Transaction

On November 3, 2015, Exterran Holdings, Inc. completed the spin-off (the “Spin-off”) of its international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation (“Exterran”). To effect the Spin-off, Exterran Holdings, Inc. distributed, on a pro rata basis, all of the shares of Exterran common stock to the stockholders of Exterran Holdings, Inc. as of October 27, 2015. Upon the completion of the Spin-off, Exterran Holdings, Inc. was renamed “Archrock, Inc.” and, on November 4, 2015, the ticker symbol for Archrock’s common stock on the New York Stock Exchange was changed to “AROC.” Archrock continues to hold interests in us, which include the sole general partner interest and certain limited partner interests, as well as all of the incentive distribution rights. Effective on November 3, 2015, we were renamed “Archrock Partners, L.P.” and, on November 4, 2015, the ticker symbol for our common units on the Nasdaq Global Select Market was changed to “APLP.”

March 2016 Acquisition

On March 1, 2016, we completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under our revolving credit facility, a non-cash exchange of approximately 24 compressor units for $3.2 million, and the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. This acquisition is referred to as the “March 2016 Acquisition”.

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

Omnibus Agreement

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

For further discussion of the Omnibus Agreement, please see Note 4 (“Related Party Transactions”) to our Financial Statements.

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

Natural gas consumption in the U.S. for the twelve months ended January 31, 2016 increased by approximately 3% to 27,478 billion cubic feet (“Bcf”) compared to 26,609 Bcf for the twelve months ended January 31, 2015. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 2% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 16% of the projected worldwide total of approximately 185 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended January 31, 2016 increased by approximately 5% to 28,864 Bcf compared to 27,526 Bcf for the twelve months ended January 31, 2015. The EIA forecasts that total U.S. natural gas marketed production will increase by 1.0% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas production level will be approximately 33 Tcf in 2040, or 18% of the projected worldwide total of approximately 187 Tcf.

Historically, oil and natural gas prices in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $1.98 per million British thermal unit (“MMBtu”) at March 31, 2016, which was approximately 13% and 25% lower than prices at December 31, 2015 and March 31, 2015, respectively, and the U.S. natural gas liquid composite price was $3.69 per MMBtu for the month of January 2016, which was approximately 13% and 33% lower than prices for the months of December 2015 and March 2015, respectively. These price declines have caused many companies to reduce their natural gas drilling and production activities in more mature and predominantly dry gas areas and in shale plays in the U.S., where we provide a significant amount of contract operations services, which led to a decline in our contract operations business during 2015 and the first quarter of 2016 and that is expected to continue in 2016. These price declines have led to a continued decrease in capital investment and in the number of new gas wells being drilled in 2016 by exploration and production companies. In addition, the West Texas Intermediate crude oil spot price was $36.94 per barrel at March 31, 2016, which was approximately 1% and 23% lower than prices at December 31, 2015 and March 31, 2015, respectively, which is expected to lead to a continued decrease in capital investment and in the number of new oil wells being drilled in 2016 by exploration and production companies. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity.

During periods of lower oil or natural gas prices, our customers may not be able to recover the full amount of their drilling and production costs in the regions in which we operate. As a result, our customers may cease production in existing wells and decline to drill new wells, which would lower their demand for our services. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. The loss by these midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. A reduction in the demand for our services could result in our customers seeking to preserve capital by canceling contracts or determining not to enter into new contract operations service contracts, which could lead to a reduction in our business activity levels and our pricing. As a result of the significant decline in oil and natural gas prices since the third quarter of 2014, U.S. producers reduced their capital budgets for 2015 and have further reduced capital spending for drilling activity in 2016. In 2015 and the first quarter of 2016, we experienced an operating horsepower decline. Due to the decrease in customer spending in 2016 and the expectation that our customers will cease production from wells that are uneconomic for them to produce, we anticipate lower demand for our services during 2016 than in 2015. As a result, we expect continued operating horsepower declines in 2016 and we may also experience increased pricing pressure on the services we provide during 2016, which is expected to result in a decline in our contract operations business in 2016. We also anticipate investing less capital in new fleet units in 2016 than we did in 2015.

A 1% decrease in average operating horsepower of our contract operations fleet during the three months ended March 31, 2016 would have resulted in a decrease of approximately $1.5 million and $0.9 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

Archrock intends for us to be the primary long-term growth vehicle for its contract operations business and may, but is not obligated, to offer us the opportunity to purchase additional assets from its contract operations business in the future. Likewise, we are not required to purchase any additional assets of such business. The consummation of any future purchase of additional assets of Archrock’s contract operations business and the timing of any such purchase will depend upon, among other things, our ability to reach an agreement with Archrock regarding the terms of such purchase, which will require the approval of the conflicts committee of our board of directors. The timing of any such transaction would also depend on, among other things, market and economic conditions and our access to additional debt and equity capital. Any future acquisition of assets from Archrock may increase or decrease our operating performance, financial position and liquidity. Unless otherwise indicated, this discussion of performance trends and outlook excludes any future potential transfers of additional contract operations customer service agreements and equipment from Archrock to us.

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Total Available Horsepower (at period end)(1)(2)	3,301	3,320	3,177
Total Operating Horsepower (at period end)(1)(3)	2,891	3,030	3,032
Average Operating Horsepower	2,961	3,065	3,034
Horsepower Utilization:
Spot (at period end)	88%	91%	95%
Average	89%	91%	96%

(1)
Includes compressor units comprising approximately 400, 17,000 and 70,000 horsepower leased from Archrock as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Excludes compressor units comprising approximately 100, 12,000 and 1,000 horsepower leased to Archrock as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively (see Note 4 (“Related Party Transactions”) to our Financial Statements).

(2)	Available horsepower is defined as idle and operating horsepower. New units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(3)	Operating horsepower is defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Summary of Results

Net income.  We generated net income of $0.5 million and $20.1 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in net income during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a $5.6 million decrease in gross margin, a $4.1 million increase in restructuring charges, a $3.1 million increase in depreciation and amortization expense, a $2.8 million increase in long-lived asset impairment, and a $2.5 million increase in selling, general and administrative (“SG&A”) expense.

EBITDA, as further adjusted.  Our EBITDA, as further adjusted, was $69.4 million and $78.7 million during the three months ended March 31, 2016 and 2015, respectively. The decrease in EBITDA, as further adjusted, during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a $5.6 million decrease in gross margin, a $2.5 million increase in SG&A expense, a $0.6 million loss on non-cash consideration in the March 2016 Acquisition, and a loss on sale of property, plant and equipment of $0.1 million during the three months ended March 31, 2016 as compared to a gain on sale of property, plant and equipment of $0.3 million during the three months ended March 31, 2015. For a reconciliation of EBITDA, as further adjusted, to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Distributable cash flow.  Our distributable cash flow was $43.9 million and $51.0 million during the three months ended March 31, 2016 and 2015, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) was 2.51x and 1.42x during the three months ended March 31, 2016 and 2015, respectively. Distributable cash flow during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 decreased primarily due to the decreases in EBITDA, as further adjusted, explained above and a $1.3 million increase in cash interest expense, partially offset by a $2.0 million decrease in maintenance capital expenditures. For a reconciliation of distributable cash flow to net income and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Financial Results of Operations

The Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$151,424	$164,295
Gross margin(1)	93,564	99,127
Gross margin percentage(2)	62%	60%
Expenses:
Depreciation and amortization	$39,237	$36,105
Long-lived asset impairment	6,315	3,484
Restructuring charges	4,139	—
Selling, general and administrative — affiliates	23,679	21,169
Interest expense	18,742	17,832
Other (income) loss, net	838	(191)
Provision for income taxes	94	643
Net income	$520	$20,085

(1)
Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

(2)	Defined as gross margin divided by revenue.

Revenue.  The decrease in revenue during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a decline in average operating horsepower and a decrease in rates driven by a decrease in customer demand due to current market conditions, a $1.8 million decrease in rebillable freight revenue, partially offset by a $6.3 million increase in revenue due to the inclusion of the results from the April 2015 Contract Operations Acquisition. Average operating horsepower decreased by 2% from approximately 3,034,000 during the three months ended March 31, 2015 to approximately 2,961,000 during the three months ended March 31, 2016.

Gross margin.  The decrease in gross margin during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to the decrease in revenue explained above, partially offset by a $7.3 million decrease in cost of sales, primarily driven by the decrease in average operating horsepower explained above, a decrease in repair and maintenance expense, a decrease in lube oil expense primarily resulting from a decrease in commodity prices and efficiency gains in lube oil consumption, and cost management initiatives. Gross margin percentage increased primarily due to the decrease in lube oil expense and the cost management initiatives explained above.

Depreciation and amortization.  The increase in depreciation and amortization expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to additional depreciation on compression units acquired in connection with the April 2015 Contract Operations Acquisition in the current period.

Long-lived asset impairment.  During the three months ended March 31, 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 60 idle compressor units totaling approximately 22,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $6.3 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

During the three months ended March 31, 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 30 idle compressor units totaling approximately 11,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $3.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

Restructuring charges.  In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. During the three months ended March 31, 2016, we incurred $4.1 million of restructuring charges comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to an increase in costs allocated to us by Archrock. SG&A expenses represented 16% and 13% of revenue during the three months ended March 31, 2016 and 2015, respectively.

Interest expense.  The increase in interest expense during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to an increase in the average balance of long-term debt.

Other income (loss), net.  The change in other income (loss), net, during the three months ended March 31, 2016 was primarily driven by the change in gain (loss) on the sale of property, plant and equipment. During the three months ended March 31, 2016, other income (loss), net included a $0.6 million loss on non-cash consideration in the March 2016 Acquisition and a $0.1 million loss on sale of property, plant and equipment as compared to a $0.3 million gain on sale of property, plant and equipment during the three months ended March 31, 2015.

Provision for income taxes.  The decrease in provision for income taxes during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a decrease in income subject to state-level taxation.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the three months ended March 31, 2016 and 2015, and our cash and working capital as of the end of the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$66,003	$78,068
Investing activities	(36,661)	(82,092)
Financing activities	(29,061)	4,166
Net change in cash and cash equivalents	$281	$142

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$753	$472
Working capital	44,919	55,928

Operating Activities.  The decrease in net cash provided by operating activities was primarily due to the decrease in gross margin, an increase in restructuring charges and an increase in selling, general and administrative expense.

Investing Activities.  The decrease in net cash used in investing activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a $45.7 million decrease in capital expenditures, an increase in amounts due from affiliates, net of $0.5 million during the three months ended March 31, 2016 as compared to an increase in amounts due from affiliates, net of $18.5 million during the three months ended March 31, 2015, partially offset by a $13.8 million payment for the March 2016 Acquisition and a $4.5 million decrease in proceeds from the sale of property, plant and equipment. Capital expenditures during the three months ended March 31, 2016 were $22.5 million, consisting of $14.5 million for fleet growth capital and $8.0 million for compressor maintenance activities.

Financing Activities.  The change in net cash provided by (used in) financing activities during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to a $24.5 million decrease in net borrowings of long-term debt, a $4.4 million increase in distributions to unitholders, a $6.0 million decrease in amounts due to affiliates, net in the current period, partially offset by a $1.3 million reduction in payments for debt issuance costs.

Working Capital.  The decrease in working capital at March 31, 2016 compared to December 31, 2015 was primarily due to a $10.4 million increase in accrued interest, a $4.3 million decrease in accounts receivable, a $2.8 million increase in accrued liabilities, and a due from affiliates, net balance of $0.5 million at March 31, 2016 as compared to a due to affiliates, net balance of $6.0 million at December 31, 2015.

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $70 million to $95 million in capital expenditures during 2016, including (1) approximately $25 million to $45 million on growth capital expenditures and (2) approximately $45 million to $50 million on equipment maintenance capital expenditures. Archrock manages its and our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Archrock. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Archrock has owned the majority of such equipment, Archrock has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. If we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

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

Long-Term Debt.  In February 2015, we amended our Credit Agreement, which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. The Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. As of March 31, 2016, we had undrawn and available capacity of $302.0 million under our revolving credit facility.

Effective May 2, 2016, we amended our Credit Agreement to, among other things, decrease the borrowing capacity under the revolving credit facility by $75.0 million to $825.0 million. Prior to this amendment, we were able to increase the aggregate commitments under the Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, we are able to increase the aggregate commitments under the Credit Agreement by up to an additional $125 million.

The revolving credit and term loan facilities bear interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At March 31, 2016, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.75%. The weighted average annual interest rate on the outstanding balance under these facilities at March 31, 2016 and 2015, excluding the effect of interest rate swaps, was 3.2% and 3.0%, respectively. During the three months ended March 31, 2016 and 2015, the average daily debt balance under these facilities was $743.8 million and $619.9 million, respectively.

Borrowings under the Credit Agreement are secured by substantially all of the U.S. personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Agreement).

The Credit Agreement contains various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Agreement also contains various covenants, which have been amended effective March 31, 2016, requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date we have cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the revolving credit facility.
We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018, and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 3.50 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. As of March 31, 2016, we maintained a 4.2 to 1.0 EBITDA to Total Interest Expense ratio, a 4.7 to 1.0 Total Debt to EBITDA ratio and a 2.5 to 1.0 Senior Secured Debt to EBITDA ratio. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, including reductions in our general and administrative expenses, our capital expenditures or the payment of cash distributions at our current distribution rate. Any of these measures could have an adverse effect on our operations, cash flows and the price of our common units. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. As of March 31, 2016, we were in compliance with all financial covenants under the Credit Agreement.

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

In April 2014, we issued $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). We received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which we used to fund a portion of the April 2014 acquisition of natural gas compression assets from MidCon Compression, L.L.C. and repay borrowings under our revolving credit facility. The 2014 Notes were issued at an original issuance discount of $5.7 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. In February 2015, holders of the 2014 Notes exchanged their 2014 Notes for registered notes with the same terms.

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

The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than APLP Finance Corp., which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. The 2013 Notes and the 2014 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2013 Notes and the 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional (subject to customary release provisions as discussed in Note 5 (“Long-Term Debt”) to our Financial Statements) and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us.

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At March 31, 2016, we were a party to interest rate swaps with a notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of March 31, 2016, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. See Part I, Item 3 (“Quantitative and Qualitative Disclosures About Market Risk”) of this Quarterly Report on Form 10-Q for further discussion of our interest rate swap agreements.

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

Issuance of Partnership Units.  On March 1, 2016, the Partnership completed the March 2016 Acquisition. A portion of the $18.8 million purchase price was funded through the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us.

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

On May 2, 2016, our board of directors approved a cash distribution of $0.2850 per limited partner unit, or approximately $17.5 million, including distributions to our general partner on its incentive distribution rights. The distribution covers the period from January 1, 2016 through March 31, 2016. The record date for this distribution is May 12, 2016 and payment is expected to occur on May 13, 2016. The amount of our cash distributions will be determined by our board of directors on a quarterly basis, taking into account a number of factors. Therefore, there is no guarantee that we will continue to pay cash distributions to our unitholders at the current level, or at all.

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

The following table reconciles our net income to gross margin (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$520	$20,085
Depreciation and amortization	39,237	36,105
Long-lived asset impairment	6,315	3,484
Restructuring charges	4,139	—
Selling, general and administrative — affiliates	23,679	21,169
Interest expense	18,742	17,832
Other (income) loss, net	838	(191)
Provision for income taxes	94	643
Gross margin	$93,564	$99,127

We define EBITDA, as further adjusted, as net income (loss) excluding income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restructuring charges, expensed acquisition costs, other items and non-cash SG&A costs. We believe EBITDA, as further adjusted, is an important measure of operating performance because it allows management, investors and others to evaluate and compare our core operating results from period to period by removing the impact of our capital structure (interest expense from our outstanding debt), asset base (depreciation and amortization expense, impairment charges), tax consequences, non-cash SG&A costs, impairment charges, restructuring charges and other items. Management uses EBITDA, as further adjusted, as a supplemental measure to review current period operating performance, comparability measures and performance measures for period to period comparisons. Our EBITDA, as further adjusted, may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

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

The following table reconciles our net income to EBITDA, as further adjusted (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$520	$20,085
Provision for income taxes	94	643
Depreciation and amortization	39,237	36,105
Long-lived asset impairment	6,315	3,484
Restructuring charges	4,139	—
Non-cash selling, general and administrative — affiliates	199	592
Interest expense	18,742	17,832
Expensed acquisition costs	172	—
EBITDA, as further adjusted	$69,418	$78,741

We define distributable cash flow as net income (loss) (a) plus depreciation and amortization expense, impairment charges, restructuring charges, expensed acquisition costs, non-cash SG&A costs, and interest expense (b) less cash interest expense (excluding amortization of deferred financing fees, amortization of debt discount and non-cash transactions related to interest rate swaps) and maintenance capital expenditures, and (c) excluding gains or losses on asset sales and other items. Distributable cash flow is a supplemental financial measure that management and, we believe, external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly traded partnerships without regard to historical cost basis. We also believe distributable cash flow is an important liquidity measure because it allows management and external users of our financial statements the ability to compute the ratio of distributable cash flow to the cash distributions declared to all unitholders, including incentive distribution rights, to determine the rate at which the distributable cash flow covers the distribution. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.

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

The following table reconciles our net income to distributable cash flow (in thousands, except ratios):

	Three Months Ended March 31,
	2016		2015
Net income	$520		$20,085
Depreciation and amortization	39,237		36,105
Long-lived asset impairment	6,315		3,484
Restructuring charges	4,139		—
Non-cash selling, general and administrative — affiliates	199		592
Interest expense	18,742		17,832
Expensed acquisition costs	172		—
Less: (Gain) loss on sale of property, plant and equipment	53		(280)
Less: Loss on non-cash consideration in March 2016 Acquisition	635		—
Less: Cash interest expense	(18,018)		(16,768)
Less: Maintenance capital expenditures	(8,047)		(10,079)
Distributable cash flow	$43,947		$50,971

Distributions declared to all unitholders for the period, including incentive distribution rights	$17,517		$35,903
Distributable cash flow coverage(1)	2.51	x	1.42	x

(1)	Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$66,003	$78,068
Provision for doubtful accounts	(1,025)	(390)
Restructuring charges	4,139	—
Expensed acquisition costs	172	—
Payments for settlement of interest rate swaps that include financing elements	(812)	(942)
Maintenance capital expenditures	(8,047)	(10,079)
Changes in assets and liabilities	(16,483)	(15,686)
Distributable cash flow	$43,947	$50,971

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

As of March 31, 2016, after taking into consideration interest rate swaps, we had $248.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2016 would result in an annual increase in our interest expense of approximately $2.5 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 (“Accounting for Derivatives”) to our Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of March 31, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $3.5 million during the three months ended March 31, 2016. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $38.8 million as of March 31, 2016. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 93 petitions for review in the appropriate district courts with respect to the 2013 tax year, 103 petitions for review in the appropriate district courts with respect to the 2014 tax year, and 110 petitions for review in the appropriate district courts with respect to the 2015 tax year.

To date, only five cases have advanced to the point of trial or submission of summary judgment motions on the merits, and only three cases have been decided, with two of the decisions having been rendered by the same presiding judge. All three of those decisions were appealed, and all three of the appeals have been decided by intermediate appellate courts.

On October 17, 2013, the 143rd Judicial District Court of Loving County, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District that our wholly-owned subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC (“EXLP Leasing”), and Archrock’s subsidiary Archrock Services Leasing LLC, formerly known as EES Leasing LLC (“EES Leasing”), are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the district court further held that the Heavy Equipment Statutes were unconstitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. EES Leasing and EXLP Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas. On September 23, 2015, the Eighth Court of Appeals ruled in EXLP Leasing’s and EES Leasing’s favor by overruling the 143rd District Court’s constitutionality ruling. The Eighth Court of Appeals also ruled, however, that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue.

On October 28, 2013, the 143rd Judicial District Court of Ward County, Texas ruled in EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held that the Heavy Equipment Statutes were unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas, and the Ward County Appraisal District cross-appealed the district court’s rulings that EXLP Leasing’s and EES Leasing’s compressors qualify as Heavy Equipment. On September 23, 2015, the Eighth Court of Appeals ruled in EXLP Leasing’s and EES Leasing’s favor by overruling the 143rd District Court’s constitutionality ruling and affirming its ruling that EXLP Leasing’s and EES Leasing’s compressors qualify as Heavy Equipment. The Eighth Court of Appeals also ruled, however, that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue. The Ward County Appraisal District and Loving County Appraisal District each filed a petition asking the Texas Supreme Court to review its respective Eighth Court of Appeals decision. On March 11, 2016, EES Leasing and EXLP Leasing filed responses to the appraisal districts’ petitions and cross-petitions for review in each case asking the Texas Supreme Court to also review the Eighth Court of Appeals’ determination that natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue.

On March 18, 2014, the 10th Judicial District Court of Galveston, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held the Heavy Equipment Statutes unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing appealed the district court’s constitutionality holding to the Fourteenth Court of Appeals in Houston, Texas. On August 25, 2015, the Fourteenth Court of Appeals issued a ruling stating that EXLP Leasing’s and EES Leasing’s compressors are taxable in the counties where they were located on January 1 of the tax year at issue, and it remanded the case to the district court for further evidence on the issue of whether the Heavy Equipment Statutes are constitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. On November 24, 2015, EXLP Leasing and EES Leasing filed a petition asking the Texas Supreme Court to review this decision. On March 21, 2016, the Galveston Central Appraisal District filed a response opposing EXLP Leasing’s and EES Leasing’s petition for review. EXLP Leasing and EES Leasing filed a reply, with the Texas Supreme Court, to the Galveston Central Appraisal District’s response on April 26, 2016.

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

On June 3, 2015, the Fourth Court of Appeals in San Antonio, Texas issued a decision reversing the 406th District Court’s dismissal of EES Leasing’s and EXLP Leasing’s tax appeals for want of jurisdiction. In EXLP Leasing LLC et. al v. Webb County Appraisal District, United Independent School District (“United ISD”) intervened as a party in interest and sought to dismiss the lawsuit arguing that the district court was without jurisdiction to hear the appeal. Under Section 42.08(b) of the Texas Tax Code, a property owner must pay before the delinquency date the lesser of (1) the amount of taxes due on the portion of the taxable value of the property that is not in dispute or (2) the amount of taxes due on the property under the order from which the appeal is taken. EXLP Leasing and EES Leasing paid zero taxes to Webb County because the entire amount of tax assessed by Webb County was in dispute. Instead, as required by the Heavy Equipment Statutes and Texas Comptroller forms, EXLP Leasing and EES Leasing paid taxes on the compressors at issue to Victoria County, where they maintain their place of business and keep natural gas compressors. The Webb County Appraisal District and United ISD contested EXLP Leasing’s and EES Leasing’s position that the Heavy Equipment Statutes contain situs provisions requiring that taxes be paid where the dealer has a business location and keeps its natural gas compressors, instead arguing that taxes are payable to the county where each compressor is located as of January 1 of the tax year at issue. The district court granted United ISD’s motion to dismiss on April 1, 2014 and declined EXLP Leasing’s and EES Leasing’s motion to reconsider. The Fourth Court of Appeals reversed, holding that, based on the plain meaning of Section 42.08(b)(1), and because the entire amount was in dispute, EES Leasing and EXLP Leasing were not required to prepay disputed taxes to invoke the trial court’s jurisdiction. The Fourth Court of Appeals denied United ISD’s request for a rehearing. On September 29, 2015, United ISD filed a petition for review in the Texas Supreme Court. On December 4, 2015, the Texas Supreme Court denied United ISD’s petition for review.

United ISD has four delinquency lawsuits pending against EXLP Leasing and EES Leasing in the 49th District Court of Webb County, Texas. The cases have been abated pending the resolution of EXLP Leasing’s and EES Leasing’s 2012 tax year case pending in the 406th Judicial District Court of Webb County, Texas.

We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and that under the revised statutes our natural gas compressors are taxable in the counties where we maintain a business location and keep natural gas compressors. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending 2012, 2013, 2014, and 2015 district court cases. Please see Note 13 (“Commitments and Contingencies”) to our Financial Statements for a discussion of our ad valorem tax expense and benefit relating to the Heavy Equipment Statutes, which is incorporated by reference into this Item 1.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities during the three months ended March 31, 2016:

Period	Total Number of Units Repurchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	N/A	N/A
February 1, 2016 - February 29, 2016	—	—	N/A	N/A
March 1, 2016 - March 31, 2016	11,356	7.84	N/A	N/A
Total	11,356	$7.84	N/A	N/A

(1)	Represents units withheld to satisfy employees’ tax withholding obligations in connection with vesting of phantom units during the period.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
2.1
Contribution, Conveyance and Assumption Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015

3.1
Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2
Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3
Certificate of Amendment of Certificate of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

3.4	Composite Certificate of Limited Partnership of Archrock Partners, L.P., incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
3.5
First Amended and Restated Agreement of Limited Partnership of Archrock Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

3.6
Certificate of Limited Partnership of UCO General Partner, LP (now Archrock General Partner, L.P.), incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.7
Amended and Restated Limited Partnership Agreement of UCO General Partner, LP (now Archrock General Partner, L.P.), incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.8	Certificate of Formation of UCO GP, LLC (now Archrock GP, LLC), incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.9
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP, LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1†
Form of Archrock Partners, L.P. Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.2†
Form of Archrock Partners, L.P. Award Notice and Agreement for Unit Award for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

31.1 *
Certification of the Principal Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *
Certification of the Principal Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **
Certification of the Chief Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **
Certification of the Chief Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2016	ARCHROCK PARTNERS, L.P.

	By:	ARCHROCK GENERAL PARTNER, L.P.
its General Partner

	By:	ARCHROCK GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DONNA A. HENDERSON
Donna A. Henderson
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Description
2.1
Contribution, Conveyance and Assumption Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015

3.1
Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2
Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3
Certificate of Amendment of Certificate of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

3.4	Composite Certificate of Limited Partnership of Archrock Partners, L.P., incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016
3.5
First Amended and Restated Agreement of Limited Partnership of Archrock Partners, L.P., as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

3.6
Certificate of Limited Partnership of UCO General Partner, LP (now Archrock General Partner, L.P.), incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.7
Amended and Restated Limited Partnership Agreement of UCO General Partner, LP (now Archrock General Partner, L.P.), incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.8	Certificate of Formation of UCO GP, LLC (now Archrock GP, LLC), incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
3.9
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP, LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1†
Form of Archrock Partners, L.P. Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.2†
Form of Archrock Partners, L.P. Award Notice and Agreement for Unit Award for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

31.1 *
Certification of the Principal Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *
Certification of the Principal Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **
Certification of the Chief Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **
Certification of the Chief Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.