Form 10-Q
period 2016-06-30
Archrock Partners, L.P.
filed 2016-08-04
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

As of July 28, 2016, there were 60,035,818 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$159	$472
Accounts receivable, trade, net of allowance of $1,448 and $2,463, respectively	75,326	85,183
Due from affiliates, net	4,479	—
Total current assets	79,964	85,655
Property, plant and equipment	2,629,571	2,661,996
Accumulated depreciation	(862,467)	(846,213)
Property, plant and equipment, net	1,767,104	1,815,783
Intangible and other assets, net	88,968	93,215
Total assets	$1,936,036	$1,994,653

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$6,091	$6,696
Accrued interest	12,235	12,443
Due to affiliates, net	—	5,980
Current portion of interest rate swaps	5,397	4,608
Total current liabilities	23,723	29,727
Long-term debt	1,410,042	1,410,382
Deferred income taxes	1,394	1,054
Other long-term liabilities	11,140	5,494
Total liabilities	1,446,299	1,446,657
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 60,122,062 and 59,796,514 units issued, respectively	493,061	538,197
General partner units, 2% interest with 1,214,767 and 1,209,562 equivalent units issued and outstanding, respectively	11,434	17,151
Accumulated other comprehensive loss	(12,875)	(5,558)
Treasury units, 86,244 and 74,888 common units, respectively	(1,883)	(1,794)
Total partners’ capital	489,737	547,996
Total liabilities and partners’ capital	$1,936,036	$1,994,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$140,052	$167,801	$291,476	$332,096

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	49,310	65,942	107,170	131,110
Depreciation and amortization	38,627	39,487	77,864	75,592
Long-lived asset impairment	8,283	1,826	14,598	5,310
Restructuring charges	1,208	—	5,347	—
Selling, general and administrative — affiliates	19,741	20,721	43,420	41,890
Interest expense	19,313	19,082	38,055	36,914
Other (income) loss, net	72	(1,512)	910	(1,703)
Total costs and expenses	136,554	145,546	287,364	289,113
Income before income taxes	3,498	22,255	4,112	42,983
Provision for (benefit from) income taxes	187	(72)	281	571
Net income	$3,311	$22,327	$3,831	$42,412

General partner interest in net income	$66	$4,814	$76	$9,023
Common units interest in net income	$3,245	$17,513	$3,755	$33,389

Weighted average common units outstanding used in income per common unit:
Basic	59,837	58,987	59,788	57,342
Diluted	59,837	58,987	59,788	57,342

Income per common unit:
Basic	$0.05	$0.30	$0.06	$0.58
Diluted	$0.05	$0.30	$0.06	$0.58

Distributions declared and paid per limited partner unit in respective periods	$0.2850	$0.5625	$0.8575	$1.1200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$3,311	$22,327	$3,831	$42,412
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	(2,421)	1,363	(7,317)	(4,191)
Amortization of terminated interest rate swaps	—	783	—	1,609
Total other comprehensive income (loss)	(2,421)	2,146	(7,317)	(2,582)
Comprehensive income (loss)	$890	$24,473	$(3,486)	$39,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)
(unaudited)

							Accumulated
	Partners’ Capital						Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, January 1, 2015	$668,714	55,724,022	$19,542	1,129,221	$(1,477)	(61,665)	$(3,438)	$683,341
Issuance of common units for vesting of phantom units		52,224						—
Treasury units purchased					(274)	(11,009)		(274)
Acquisition of a portion of Archrock's contract operations business	107,710	3,963,138	2,198	80,341				109,908
Net proceeds from issuance of common units	1,268	49,774						1,268
Distribution of capital, net	(649)		(373)					(1,022)
Excess of purchase price of equipment over Archrock’s cost of equipment	(8,324)		(457)					(8,781)
Cash distributions	(62,464)		(8,762)					(71,226)
Unit-based compensation expense	839							839
Comprehensive income (loss)	33,389		9,023				(2,582)	39,830
Balance, June 30, 2015	$740,483	59,789,158	$21,171	1,209,562	$(1,751)	(72,674)	$(6,020)	$753,883

Balance, January 1, 2016	$538,197	59,796,514	$17,151	1,209,562	$(1,794)	(74,888)	$(5,558)	$547,996
Issuance of common units for vesting of phantom units		68,548						—
Treasury units purchased					(89)	(11,356)		(89)
March 2016 Acquisition	1,799	257,000	37	5,205				1,836
Contribution (distribution) of capital, net	232		(39)					193
Cash distributions	(51,402)		(5,791)					(57,193)
Unit-based compensation expense	480							480
Comprehensive income (loss)	3,755		76				(7,317)	(3,486)
Balance, June 30, 2016	$493,061	60,122,062	$11,434	1,214,767	$(1,883)	(86,244)	$(12,875)	$489,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,831	$42,412
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77,864	75,592
Long-lived asset impairment	14,598	5,310
Amortization of deferred financing costs	1,838	1,952
Amortization of debt discount	613	576
Amortization of terminated interest rate swaps	—	1,609
Interest rate swaps	649	(7)
Unit-based compensation expense	480	839
Provision for doubtful accounts	1,572	469
(Gain) loss on sale of property, plant and equipment	156	(2,062)
Loss on non-cash consideration in March 2016 Acquisition	635	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	8,285	(8,670)
Other assets and liabilities	(1,633)	2,075
Net cash provided by operating activities	108,888	120,095

Cash flows from investing activities:
Capital expenditures	(33,319)	(138,918)
Payment for March 2016 Acquisition	(13,779)	—
Proceeds from sale of property, plant and equipment	10,900	11,148
Increase in amounts due from affiliates, net	(4,479)	(511)
Net cash used in investing activities	(40,677)	(128,281)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	126,000	247,000
Repayments of long-term debt	(128,000)	(165,500)
Distributions to unitholders	(57,193)	(71,226)
Net proceeds from issuance of common units	—	1,268
Net proceeds from sale of general partner units	37	—
Payments for debt issuance costs	(1,709)	(1,311)
Payments for settlement of interest rate swaps that include financing elements	(1,590)	(1,877)
Purchases of treasury units	(89)	(274)
Decrease in amounts due to affiliates, net	(5,980)	—
Net cash provided by (used in) financing activities	(68,524)	8,080

Net decrease in cash and cash equivalents	(313)	(106)
Cash and cash equivalents at beginning of period	472	295
Cash and cash equivalents at end of period	$159	$189

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$984	$6,328
Contract operations equipment acquired/exchanged, net	$(791)	$101,503
Common units issued in March 2016 Acquisition	$1,799	$—
Non-cash consideration in March 2016 Acquisition	$3,165	$—
Intangible assets allocated in April 2015 Contract Operations Acquisition	$—	$1,055
Non-cash capital contribution due to the April 2015 Contract Operations Acquisition	$—	$7,608
Common units issued in April 2015 Contract Operations Acquisition	$—	$100,267
General partner units issued in April 2015 Contract Operations Acquisition	$—	$2,033

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Archrock Partners, L.P. (“we,” “our,” “us,” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2015, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year.

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

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At June 30, 2016 and December 31, 2015, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 (“Fair Value Measurements”) for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Fixed rate debt	$682,019	$626,000	$680,484	$524,000
Floating rate debt	728,023	729,000	729,898	731,000
Total debt	$1,410,042	$1,355,000	$1,410,382	$1,255,000

(1)	Carrying values are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 5(“Long-Term Debt”) for further details.

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

The following table reconciles net income used in the calculation of basic and diluted income per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$3,311	$22,327	$3,831	$42,412
Less: General partner incentive distribution rights	—	(4,460)	—	(8,347)
Less: General partner 2% ownership interest	(66)	(354)	(76)	(676)
Common units interest in net income	3,245	17,513	3,755	33,389
Less: Net income attributable to participating securities	(57)	(48)	(113)	(96)
Net income used in basic and diluted income per common unit	$3,188	$17,465	$3,642	$33,293

The following table shows the potential common units that were included in computing diluted income per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common units outstanding including participating securities	60,036	59,072	59,931	57,414
Less: Weighted average participating securities outstanding	(199)	(85)	(143)	(72)
Weighted average common units outstanding — used in basic income per common unit	59,837	58,987	59,788	57,342
Net dilutive potential common units issuable:
Phantom units	—	—	—	—
Weighted average common units and dilutive potential common units — used in diluted income per common unit	59,837	58,987	59,788	57,342

2.  Recent Accounting Developments

Accounting Standards Updates Not Yet Implemented

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09 (“Update 2016-09”) that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either debt or equity liabilities, and classification on the statement of cash flows. For public entities, Update 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of Update 2016-09 on our consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”) that outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Update 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Update 2014-09 will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (“Update 2016-08”), which clarifies the guidance in Update 2014-09 by providing guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. In April 2016, the FASB issued Accounting Standards Update 2016-10 (“Update 2016-10”), clarifying the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Also in April 2016, the FASB issued Accounting Standards Update No. 2016-11 (“Update 2016-11”), rescinding certain paragraphs pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued Accounting Standards Update No. 2016-12 (“Update 2016-12”), clarifying implementation guidance on a few narrow areas and adds some practical expedients to the guidance. Each of these subsequent updates has the same effective date as Update 2014-09. We are currently evaluating the potential impact of Update 2014-09, Update 2016-08, Update 2016-10, Update 2016-11 and Update 2016-12 on our consolidated financial statements.

3.  Business Acquisitions

March 2016 Acquisition

On March 1, 2016, we completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under our revolving credit facility, a non-cash exchange of 24 compressor units for $3.2 million, and the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. This acquisition is referred to as the “March 2016 Acquisition.” During the six months ended June 30, 2016, we incurred transaction costs of approximately $0.2 million related to the March 2016 Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statement of operations.

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

April 2015 Contract Operations Acquisition

On April 17, 2015, we acquired from Archrock contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (by then available horsepower) of the combined contract operations business of Archrock and us. The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Archrock to us. At the acquisition date, the acquired fleet assets had a net book value of $108.8 million, net of accumulated depreciation of $59.9 million. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs. In connection with this acquisition, we issued approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we issued for this acquisition were not entitled to receive a cash distribution relating to the quarter ended March 31, 2015. This acquisition is referred to as the “April 2015 Contract Operations Acquisition.”

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

Pro Forma Financial Information

Pro forma financial information for the six months ended June 30, 2015 has been included to give effect to the additional assets acquired in the April 2015 Contract Operations Acquisition. The April 2015 Contract Operations Acquisition is presented in the pro forma financial information as though this transaction occurred as of January 1, 2015. The pro forma financial information reflects the following transactions related to the April 2015 Contract Operations Acquisition:

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

The following table shows pro forma financial information for the three and six months ended June 30, 2015 (in thousands, except per unit amounts):

	Three months ended June 30, 2015	Six months ended June 30, 2015
Revenue	$169,113	$341,175
Net income	$22,488	$43,004
Basic income per common unit	$0.30	$0.56
Diluted income per common unit	$0.30	$0.56

Pro forma net income per common unit is determined by dividing the pro forma net income that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to our common unitholders. The pro forma net income per limited partner unit calculations reflect the incentive distributions made to our general partner and a reduction of net income allocable to our limited partners of $0.3 million for the six months ended June 30, 2015, which reflects the amount of additional incentive distributions that would have occurred if the pro forma limited partner units had been outstanding as of January 1, 2015.

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

Purchase of New Compression Equipment from Archrock

In connection with the Spin-off, Archrock contributed its fabrication business to Exterran and we entered into a separate supply agreement with Exterran under which we are obligated to purchase our requirements of newly-fabricated compression equipment from Exterran and its affiliates, subject to certain exceptions. For the six months ended June 30, 2016, we purchased $16.8 million of newly-manufactured compression equipment from Exterran. Prior to the November 2015 amendment and restatement of our Omnibus Agreement, in connection with the Spin-off, we were able to purchase newly-fabricated compression equipment from Archrock or its affiliates at Archrock’s cost to fabricate such equipment plus a fixed margin. During the six months ended June 30, 2015, we purchased $109.7 million of newly-fabricated compression equipment from Archrock. Transactions between us and Archrock and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the six months ended June 30, 2015 was recorded in our condensed consolidated balance sheets as property, plant and equipment of $100.9 million, which represents the carrying value of Archrock’s affiliates that sold it to us, and as a distribution of equity of $8.8 million, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the six months ended June 30, 2016 and 2015, Archrock contributed to us $1.0 million and $6.0 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

During the six months ended June 30, 2016, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 202 compressor units, totaling approximately 102,800 horsepower with a net book value of approximately $45.8 million, to Archrock. In exchange, Archrock transferred ownership of 171 compressor units, totaling approximately 74,300 horsepower with a net book value of approximately $45.0 million, to us. During the six months ended June 30, 2015, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 243 compressor units, totaling approximately 80,100 horsepower with a net book value of approximately $38.6 million, to Archrock. In exchange, Archrock transferred ownership of 191 compressor units, totaling approximately 69,800 horsepower with a net book value of approximately $31.6 million, to us. During the six months ended June 30, 2016 and 2015, we recorded capital distributions of approximately $0.8 million and $7.0 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At June 30, 2016, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $0.3 million and $0.1 million, respectively. At December 31, 2015, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $10.1 million and $3.3 million, respectively. During each of the six month periods ended June 30, 2016 and 2015, we had revenue of $0.1 million from Archrock related to the lease of our compression equipment. During the six months ended June 30, 2016 and 2015, we had cost of sales of $0.1 million and $1.5 million, respectively, with Archrock related to the lease of Archrock’s compression equipment.

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

5.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Revolving credit facility due May 2018	$578,500	$580,500

Term loan facility due May 2018	150,000	150,000
Less: Deferred financing costs, net of amortization	(477)	(602)
	149,523	149,398

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(3,543)	(3,862)
Less: Deferred financing costs, net of amortization	(4,882)	(5,396)
	341,575	340,742

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(4,379)	(4,673)
Less: Deferred financing costs, net of amortization	(5,177)	(5,585)
	340,444	339,742

Long-term debt	$1,410,042	$1,410,382

Revolving Credit Facility and Term Loan Facility

In February 2015, we amended our senior secured credit agreement (the “Credit Agreement”), which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. In May 2016, we further amended our Credit Agreement to, among other things, decrease the borrowing capacity under the revolving credit facility by $75.0 million to $825.0 million. Prior to this amendment, we were able to increase the aggregate commitments under the Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, we are able to increase the aggregate commitments under the Credit Agreement by up to an additional $125 million. During the six months ended June 30, 2016 and 2015, we incurred transaction costs of $1.7 million and $1.3 million, respectively, related to these amendments of our Credit Agreement. These costs were recorded in intangible and other assets, net, and are being amortized to interest expense over the term of the facility. The Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. As of June 30, 2016, we had undrawn and available capacity of $246.5 million under our revolving credit facility.

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

6.  Cash Distributions

We make distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

•	first, 98% to all common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	second, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	third, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2015 and 2016:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2015 — 3/31/2015	May 15, 2015	$0.5625	$35.9	million
4/1/2015 — 6/30/2015	August 14, 2015	0.5675	39.1	million
7/1/2015 — 9/30/2015	November 13, 2015	0.5725	39.7	million
10/1/2015 — 12/31/2015	February 12, 2016	0.5725	39.7	million
1/1/2016 — 3/31/2016	May 13, 2016	0.2850	17.5	million

(1)    Includes distributions to our general partner on its incentive distribution rights.

On July 27, 2016, our board of directors approved a cash distribution of $0.2850 per limited partner unit, or approximately $17.5 million. The distribution covers the period from April 1, 2016 through June 30, 2016. The record date for this distribution is August 9, 2016 and payment is expected to occur on August 15, 2016.

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

Phantom Units

The following table presents phantom unit activity during the six months ended June 30, 2016:

	Phantom Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Phantom units outstanding, January 1, 2016	77	$27.01
Granted	190	7.84
Vested	(68)	18.59
Phantom units outstanding, June 30, 2016	199	11.58

As of June 30, 2016, we expect $2.3 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.5 years.

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

Interest Rate Risk

At June 30, 2016, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2018	$300
May 2019	100
May 2020	100
$500

As of June 30, 2016, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded an immaterial amount of interest income during the six months ended June 30, 2016 as compared to $0.4 million of interest income during the six months ended June 30, 2015 due to ineffectiveness related to interest rate swaps. We estimate that $4.8 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at June 30, 2016, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Intangible and other assets, net	$—	$45
Interest rate swaps	Current portion of interest rate swaps	(5,397)	(4,608)
Interest rate swaps	Other long-term liabilities	(7,005)	(1,421)
Total derivatives		$(12,402)	$(5,984)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended June 30, 2016	$(3,518)	Interest expense	$(1,096)
Three months ended June 30, 2015	255	Interest expense	(1,891)
Six months ended June 30, 2016	(9,450)	Interest expense	(2,133)
Six months ended June 30, 2015	(5,998)	Interest expense	(3,416)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, with pricing levels as of the date of valuation (in thousands):

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps asset	$—	$—	$—	$—	$45	$—
Interest rate swaps liability	—	(12,402)	—	—	(6,029)	—

Our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015, with pricing levels as of the date of valuation (in thousands):

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Impaired long-lived assets	$—	$—	$813	$—	$—	$2,789

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

During the three and six months ended June 30, 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 100 and 160 idle compressor units totaling approximately 31,000 and 53,000 horsepower would be retired from the active fleet during the three and six months ended June 30, 2016, respectively. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $7.7 million and a $14.0 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and six months ended June 30, 2016, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the three and six months ended June 30, 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $0.6 million during the three and six months ended June 30, 2016 to reduce the book value of each unit to its estimated fair value.

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

In connection with our fleet review during the three and six months ended June 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $0.4 million during the three and six months ended June 30, 2015 to reduce the book value of each unit to its estimated fair value.

11.  Restructuring Charges

In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. During the three and six months ended June 30, 2016, we incurred $1.2 million and $5.3 million, respectively, of restructuring charges comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower. These charges are reflected as restructuring charges in our condensed consolidated statements of operations.

12.  Unit Transactions

On March 1, 2016, the Partnership completed the March 2016 Acquisition. A portion of the $18.8 million purchase price was funded through the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us.

In May 2015, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC. During the three months ended June 30, 2015, we sold 49,774 common units for net proceeds of $1.3 million pursuant to the ATM Agreement. We did not make any sales under the ATM Agreement during the three months ended June 30, 2016 and the ATM Agreement expired pursuant to its terms on June 21, 2016.

In April 2015, we completed the April 2015 Contract Operations Acquisition from Archrock. In connection with this acquisition, we issued approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner.

As of June 30, 2016, Archrock owned 23,582,056 common units and 1,214,767 general partner units, collectively representing approximately 40% interest in us.

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

As of June 30, 2016, three of these cases have been decided. In each case, the district court held that the revised Heavy Equipment Statutes apply to natural gas compressors. However, in each case, the district court further held that the revised Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors, and that the natural gas compressors of our wholly owned subsidiary Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC (“EXLP Leasing”), and Archrock’s subsidiary Archrock Services Leasing LLC, formerly known as EES Leasing LLC (“EES Leasing”), are taxable in the counties where they were located on January 1 of the tax year at issue, which is favorable to the county appraisal districts. We appealed all three of these decisions.

On August 25, 2015, the Fourteenth Court of Appeals in Houston, Texas issued a ruling stating that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue, and it remanded the case to the district court for further evidence on the issue of whether the Heavy Equipment Statutes are constitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. On November 24, 2015, we filed a petition asking the Texas Supreme Court to review this decision. On March 21, 2016, the Galveston Central Appraisal District filed a response to our petition for review, and we filed a reply on April 26, 2016.

On September 23, 2015, the Eighth Court of Appeals in El Paso, Texas decided the other two appellate cases in our favor by affirming the district court’s ruling that the Heavy Equipment Statutes apply to natural gas compressors, and overturning the district court’s ruling that the Heavy Equipment Statutes are unconstitutional as applied to natural gas compressors. The Eighth Court of Appeals also ruled, however, that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue. The Ward County Appraisal District and Loving County Appraisal District each filed (on January 27, 2016 and February 10, 2016, respectively) a petition asking the Texas Supreme Court to review its respective Eighth Court of Appeals decision. On March 11, 2016, we filed responses to the appraisal districts’ petitions and cross-petitions for review in each case asking the Texas Supreme Court to review the Eighth Court of Appeals’ determination that natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue. The Ward County Appraisal District filed its response to our cross-petition on June 6, 2016, and we filed a reply on June 21, 2016. The Loving County Appraisal District filed its response to our cross-petition on May 27, 2016, and we filed a reply on June 10, 2016.

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

As a result of the new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $7.2 million during the six months ended June 30, 2016. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $42.4 million as of June 30, 2016, of which approximately $10.4 million has been agreed to by a number of appraisal review boards and county appraisal districts and $32.0 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with as many of the appraisal districts as possible to stay or abate any appeals that are pending in district court.

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

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2016 and December 31, 2015, we had accrued $1.3 million and $1.1 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

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

April 2015 Contract Operations Acquisition

On April 17, 2015, we acquired from Archrock contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (by then available horsepower) of the combined contract operations business of Archrock and us. The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Archrock to us. At the acquisition date, the acquired fleet assets had a net book value of $108.8 million, net of accumulated depreciation of $59.9 million. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs. In connection with this acquisition, we issued approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we issued for this acquisition were not entitled to receive a cash distribution relating to the quarter ended March 31, 2015. This acquisition is referred to as the “April 2015 Contract Operations Acquisition.”

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

Natural gas consumption in the U.S. for the twelve months ended April 30, 2016 increased by approximately 1% to 27,054 billion cubic feet (“Bcf”) compared to 26,919 Bcf for the twelve months ended April 30, 2015. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 2% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended April 30, 2016 increased by approximately 3% to 28,955 Bcf compared to 28,052 Bcf for the twelve months ended April 30, 2015. The EIA forecasts that total U.S. natural gas marketed production will increase by 1% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.

Historically, oil and natural gas prices in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $2.94 per million British thermal unit (“MMBtu”) at June 30, 2016, which was approximately 29% and 5% higher than prices at December 31, 2015 and June 30, 2015, respectively, and the U.S. natural gas liquid composite price was $4.65 per MMBtu for the month of April 2016, which was approximately 10% higher and 3% lower than prices for the months of December 2015 and June 2015, respectively. Although prices at June 30, 2016 were higher than the prior quarter, relatively lower natural gas and natural gas liquid prices during 2015 and the first half of 2016 have caused many companies to reduce their natural gas drilling and production activities from 2014 levels in more mature and predominantly dry gas areas and in shale plays in the U.S., where we provide a significant amount of contract operations services, which led to a decline in our contract operations business during 2015 and the first two quarters of 2016 which is expected to continue for the remainder of 2016. This has also led to a continued decrease in capital investment and in the number of new gas wells drilled in the first half of 2016 compared to the first half of 2015 by exploration and production companies. In addition, the West Texas Intermediate crude oil spot price was $48.27 per barrel at June 30, 2016, which was approximately 30% higher and 19% lower than prices at December 31, 2015 and June 30, 2015, respectively. Although the price at June 30, 2016 was higher than the prior quarter, relatively lower West Texas Intermediate crude oil prices during 2015 and the first half of 2016 have resulted in a continued decrease in capital investment and in the number of new oil wells drilled in the first half of 2016 compared to the first half of 2015 by exploration and production companies. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity.

During periods of lower oil or natural gas prices, our customers may not be able to recover the full amount of their drilling and production costs in the regions in which we operate. As a result, our customers may cease production in existing wells and decline to drill new wells, which would lower their demand for our services. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. The loss by these midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. A reduction in the demand for our services could result in our customers seeking to preserve capital by canceling contracts or determining not to enter into new contract operations service contracts, which could lead to a reduction in our business activity levels and our pricing. As a result of the significant decline in oil and natural gas prices since the third quarter of 2014, U.S. producers reduced their capital budgets for 2015 and have further reduced capital spending for drilling activity in 2016. In 2015 and the first two quarters of 2016, we experienced a decline in operating horsepower and pricing pressure from our customers, but we experienced improved contract operations gross margin percentage and lower selling, general and administrative expense in the second quarter of 2016 compared to the first quarter of 2016, attributable in part to our cost management efforts. Additionally, the level of new orders increased modestly in the second quarter of 2016. If the recent improvement in market conditions is sustained, we expect the increased level of customer activity experienced in the second quarter to continue and a moderation of horsepower returns in the second half of 2016. However, we continue to expect additional operating horsepower declines during the second half of 2016 and we may also continue to experience pricing pressure, which is expected to result in a decline in our contract operations business in 2016 compared to 2015. We also anticipate investing less capital in new fleet units in 2016 than we did in 2015.

A 1% decrease in average operating horsepower of our contract operations fleet during the six months ended June 30, 2016 would have resulted in a decrease of approximately $2.9 million and $1.8 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

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

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Available Horsepower (at period end)(1)(2)	3,315	3,352	3,315	3,352
Total Operating Horsepower (at period end)(1)(3)	2,778	3,130	2,778	3,130
Average Operating Horsepower	2,815	3,128	2,888	3,081
Horsepower Utilization:
Spot (at period end)	84%	93%	84%	93%
Average	85%	94%	87%	95%

(1)
Includes compressor units comprising approximately 600 and 1,000 horsepower leased from Archrock as of June 30, 2016 and 2015, respectively. Excludes compressor units comprising approximately 4,000 horsepower leased to Archrock as of June 30, 2016 (see Note 4 (“Related Party Transactions”) to our Financial Statements).

(2)	Available horsepower is defined as idle and operating horsepower. New units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(3)	Operating horsepower is defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Non-GAAP Financial Measures

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of gross margin and distributable cash flow.

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

The following table reconciles our net income to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$3,311	$22,327	$3,831	$42,412
Depreciation and amortization	38,627	39,487	77,864	75,592
Long-lived asset impairment	8,283	1,826	14,598	5,310
Restructuring charges	1,208	—	5,347	—
Selling, general and administrative — affiliates	19,741	20,721	43,420	41,890
Interest expense	19,313	19,082	38,055	36,914
Other (income) loss, net	72	(1,512)	910	(1,703)
Provision for (benefit from) income taxes	187	(72)	281	571
Gross margin	$90,742	$101,859	$184,306	$200,986

We define distributable cash flow as net income (loss) (a) plus depreciation and amortization expense, impairment charges, restructuring charges, expensed acquisition costs, non-cash SG&A costs, and interest expense (b) less cash interest expense (excluding amortization of deferred financing fees, amortization of debt discount and non-cash transactions related to interest rate swaps) and maintenance capital expenditures, and (c) excluding gains or losses on asset sales and other items. Distributable cash flow is a supplemental financial measure that management and, we believe, external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly traded partnerships without regard to historical cost basis. We also believe distributable cash flow is an important financial measure because it allows management and external users of our financial statements the ability to compute the ratio of distributable cash flow to the cash distributions declared to all unitholders, including incentive distribution rights, to determine the rate at which the distributable cash flow covers the distribution. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.

Distributable cash flow is not a measure of financial performance under GAAP, and should not be considered in isolation or as an alternative to net income (loss), cash flows from operating activities and other measures determined in accordance with GAAP. The GAAP measure most directly comparable to distributable cash flow is net income. Items excluded from distributable cash flow are significant and necessary components to the operations of our business, and, therefore, distributable cash flow should only be used as a supplemental measure of our operating performance.

The following table reconciles our net income to distributable cash flow (in thousands, except ratios):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Net income	$3,311		$22,327		$3,831		$42,412
Depreciation and amortization	38,627		39,487		77,864		75,592
Long-lived asset impairment	8,283		1,826		14,598		5,310
Restructuring charges	1,208		—		5,347		—
Non-cash selling, general and administrative — affiliates	281		247		480		839
Interest expense	19,313		19,082		38,055		36,914
Expensed acquisition costs	—		302		172		302
Less: (Gain) loss on sale of property, plant and equipment	103		(1,782)		156		(2,062)
Less: Loss on non-cash consideration in March 2016 Acquisition	—		—		635		—
Less: Cash interest expense	(18,527)		(17,893)		(36,545)		(34,661)
Less: Maintenance capital expenditures	(5,878)		(15,294)		(13,925)		(25,373)
Distributable cash flow	$46,721		$48,302		$90,668		$99,273

Distributions declared to all unitholders for the period, including incentive distribution rights	$17,513		$39,084		$35,026		$74,987
Distributable cash flow coverage(1)	2.67	x	1.24	x	2.59	x	1.32	x

(1)	Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$42,885	$42,027	$108,888	$120,095
Provision for doubtful accounts	(547)	(79)	(1,572)	(469)
Restructuring charges	1,208	—	5,347	—
Expensed acquisition costs	—	302	172	302
Payments for settlement of interest rate swaps that include financing elements	(778)	(935)	(1,590)	(1,877)
Maintenance capital expenditures	(5,878)	(15,294)	(13,925)	(25,373)
Changes in assets and liabilities	9,831	22,281	(6,652)	6,595
Distributable cash flow	$46,721	$48,302	$90,668	$99,273

Summary of Results

Net income.  We generated net income of $3.3 million and $22.3 million during the three months ended June 30, 2016 and 2015, respectively, and $3.8 million and $42.4 million during the six months ended June 30, 2016 and 2015, respectively. The decrease in net income during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to an $11.1 million decrease in gross margin, a $6.5 million increase in long-lived asset impairment, and a $1.2 million increase in restructuring charges. The decrease in net income during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a $16.7 million decrease in gross margin, a $9.3 million increase in long-lived asset impairment, a $5.3 million increase in restructuring charges, a $2.3 million increase in depreciation and amortization, and $0.9 million of other loss, net during the six months ended June 30, 2016 as compared to $1.7 million of other income, net during the six months ended June 30, 2015.

Distributable cash flow.  Our distributable cash flow was $46.7 million and $48.3 million during the three months ended June 30, 2016 and 2015, respectively, and $90.7 million and $99.3 million during the six months ended June 30, 2016 and 2015, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) was 2.67x and 1.24x during the three months ended June 30, 2016 and 2015, respectively, and 2.59x and 1.32x during the six months ended June 30, 2016 and 2015, respectively. Distributable cash flow during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 decreased primarily due to an $11.1 million decrease in gross margin and $0.1 million of other loss, net during the three months ended June 30, 2016 as compared to $1.5 million of other income, net during the three months ended June 30, 2015, partially offset by a decrease in maintenance capital expenditures. Distributable cash flow during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 decreased primarily due to a $16.7 million decrease in gross margin, a $2.3 million increase in cash selling, general, and administrative costs, and $0.9 million of other loss, net during the six months ended June 30, 2016 as compared to $1.7 million of other income, net during the six months ended June 30, 2015, partially offset by a decrease in maintenance capital expenditures. For a reconciliation of distributable cash flow to net income and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Financial Results of Operations

The Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended June 30,
	2016	2015
Revenue	$140,052	$167,801
Gross margin(1)	90,742	101,859
Gross margin percentage(2)	65%	61%
Expenses:
Depreciation and amortization	$38,627	$39,487
Long-lived asset impairment	8,283	1,826
Restructuring charges	1,208	—
Selling, general and administrative — affiliates	19,741	20,721
Interest expense	19,313	19,082
Other (income) loss, net	72	(1,512)
Provision for (benefit from) income taxes	187	(72)
Net income	$3,311	$22,327

(1)
Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

(2)	Defined as gross margin divided by revenue.

Revenue.  The decrease in revenue during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to a decline in average operating horsepower and a decrease in rates, driven by a decrease in customer demand due to current market conditions, and a decrease in rebillable freight revenue. Average operating horsepower decreased by 10% from approximately 3,128,000 during the three months ended June 30, 2015 to approximately 2,815,000 during the three months ended June 30, 2016.

Gross margin.  The decrease in gross margin during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily due to the decrease in revenue explained above, partially offset by a decrease in cost of sales driven by a decrease in repair and maintenance expense and a decrease in lube oil expense. These cost decreases were primarily driven by the decrease in average operating horsepower explained above, a decrease in commodity prices and efficiency gains in lube oil consumption, and cost management initiatives. Gross margin percentage increased primarily due to a decrease in costs associated with the start-up of units, cost management initiatives and the decrease in lube oil expense explained above.

Depreciation and amortization.  Depreciation and amortization expense during the three months ended June 30, 2016 remained relatively flat compared to the three months ended June 30, 2015.

Long-lived asset impairment.  During the three months ended June 30, 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 100 idle compressor units totaling approximately 31,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $7.7 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the three months ended June 30, 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $0.6 million during the three months ended June 30, 2016 to reduce the book value of each unit to its estimated fair value.

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

In connection with our fleet review during the three months ended June 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $0.4 million during the three months ended June 30, 2015 to reduce the book value of each unit to its estimated fair value.

Restructuring charges.  In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. During the three months ended June 30, 2016, we incurred $1.2 million of restructuring charges comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. SG&A expense during the three months ended June 30, 2016 remained relatively flat compared to the three months ended June 30, 2015. SG&A expenses represented 14% and 12% of revenue during the three months ended June 30, 2016 and 2015, respectively.

Interest expense.  Interest expense during the three months ended June 30, 2016 remained relatively flat compared to the three months ended June 30, 2015.

Other income (loss), net.  The change in other income (loss), net, was primarily driven by a $0.1 million loss on sale of property, plant and equipment during the three months ended June 30, 2016 as compared to a $1.8 million gain on sale of property, plant and equipment during the three months ended June 30, 2015.

Provision for income taxes.  During the three months ended June 30, 2016, we recorded the settlement of a state audit, which was offset by the inability to fully tax benefit the taxable loss subject to state level taxation. In contrast, during the three months ended June 30, 2015, we recorded a tax benefit for a state rate reduction.

The Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Revenue	$291,476	$332,096
Gross margin(1)	184,306	200,986
Gross margin percentage(2)	63%	61%
Expenses:
Depreciation and amortization	$77,864	$75,592
Long-lived asset impairment	14,598	5,310
Restructuring charges	5,347	—
Selling, general and administrative — affiliates	43,420	41,890
Interest expense	38,055	36,914
Other (income) expense, net	910	(1,703)
Provision for income taxes	281	571
Net income	$3,831	$42,412

(1)
Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

(2)	Defined as gross margin divided by revenue.

Revenue.  The decrease in revenue during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a decline in average operating horsepower and a decrease in rates, driven by a decrease in customer demand due to current market conditions, a decrease in rebillable freight revenue, partially offset by an increase in revenue due to the inclusion of the results from the April 2015 Contract Operations Acquisition. Average operating horsepower decreased by 6% from approximately 3,081,000 during the six months ended June 30, 2015 to approximately 2,888,000 during the six months ended June 30, 2016.

Gross margin.  The decrease in gross margin during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to the decrease in revenue explained above, partially offset by decrease in cost of sales driven by a decrease in repair and maintenance expense and a decrease in lube oil expense. These cost decreases were primarily driven by the decrease in average operating horsepower explained above, a decrease in commodity prices and efficiency gains in lube oil consumption, and cost management initiatives. Gross margin percentage increased primarily due to a decrease in costs associated with the start-up of units, cost management initiatives and the decrease in lube oil expense explained above.

Depreciation and amortization.  The increase in depreciation and amortization expense during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to the addition of compression units to the fleet, partially offset by the impact of long-lived asset impairment recorded during 2015.

Long-lived asset impairment.  During the six months ended June 30, 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 160 idle compressor units totaling approximately 53,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $14.0 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the six months ended June 30, 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $0.6 million during the six months ended June 30, 2016 to reduce the book value of each unit to its estimated fair value.

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

In connection with our fleet review during the six months ended June 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $0.4 million during the six months ended June 30, 2015 to reduce the book value of each unit to its estimated fair value.

Restructuring charges.  In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. During the six months ended June 30, 2016, we incurred $5.3 million of restructuring charges comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to a $1.1 million increase in bad debt expense and an increase in costs allocated to us by Archrock. SG&A expenses represented 15% and 13% of revenue during the six months ended June 30, 2016 and 2015, respectively.

Interest expense.  The increase in interest expense during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to an increase in the average balance of long-term debt.

Other income (loss), net.  The change in other income (loss), net, was primarily driven by a $0.6 million loss on non-cash consideration in the March 2016 Acquisition and a $0.2 million loss on sale of property, plant and equipment during the six months ended June 30, 2016 as compared to a $2.1 million gain on sale of property, plant and equipment during the six months ended June 30, 2015.

Provision for income taxes. During the six months ended June 30, 2016, we recorded the settlement of a state audit, which was offset by the inability to fully tax benefit the taxable loss subject to state level taxation. During the six months ended June 30, 2015, we recorded a tax benefit for a state rate reduction, which was offset by tax expense on income subject to state level taxation.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the six months ended June 30, 2016 and 2015, and our cash and working capital as of the end of the periods presented (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$108,888	$120,095
Investing activities	(40,677)	(128,281)
Financing activities	(68,524)	8,080
Net change in cash and cash equivalents	$(313)	$(106)

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$159	$472
Working capital	56,241	55,928

Operating Activities.  The decrease in net cash provided by operating activities was primarily due to the decrease in gross margin and an increase in restructuring charges, partially offset by a decrease in accounts receivable in the current period as compared to an increase in accounts receivable in the prior period.

Investing Activities.  The decrease in net cash used in investing activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to a $105.6 million decrease in capital expenditures, partially offset by a $13.8 million payment for the March 2016 Acquisition and a an increase in amounts due from affiliates, net of $4.5 million during the six months ended June 30, 2016 as compared to an increase in amounts due from affiliates, net of $0.5 million during the six months ended June 30, 2015. Capital expenditures during the six months ended June 30, 2016 were $33.3 million, consisting of $19.4 million for fleet growth capital and $13.9 million for compressor maintenance activities.

Financing Activities.  The change in net cash provided by (used in) financing activities during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to $2.0 million of net repayments of long-term debt during the six months ended June 30, 2016 compared to $81.5 million in net borrowings of long-term debt during the six months ended June 30, 2015 and a $6.0 million decrease in amounts due to affiliates, net in the current period, partially offset by a $14.0 million decrease in distributions to unitholders.

Working Capital.  The increase in working capital at June 30, 2016 compared to December 31, 2015 was primarily due to a $6.0 million decrease in amounts due to affiliates, net, a $4.5 million increase in amounts due from affiliates, net, a decrease of $0.6 million in accrued liabilities, partially offset by a $9.9 million decrease in accounts receivable and an increase of $0.8 million in the current liability on interest rate swaps.

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $60 million to $85 million in capital expenditures during 2016, including (1) approximately $30 million to $50 million on growth capital expenditures and (2) approximately $30 million to $35 million on equipment maintenance capital expenditures. Archrock manages its and our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Archrock. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Archrock has owned the majority of such equipment, Archrock has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. If we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

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

Long-Term Debt.  In February 2015, we amended our Credit Agreement, which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. In May 2016, we further amended our Credit Agreement to, among other things, decrease the borrowing capacity under the revolving credit facility by $75.0 million to $825.0 million. Prior to this amendment, we were able to increase the aggregate commitments under the Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, we are able to increase the aggregate commitments under the Credit Agreement by up to an additional $125 million. The Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. As of June 30, 2016, we had undrawn and available capacity of $246.5 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At June 30, 2016, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 2.75%. The weighted average annual interest rate on the outstanding balance under these facilities at June 30, 2016 and 2015, excluding the effect of interest rate swaps, was 3.3% and 3.0%, respectively. During the six months ended June 30, 2016 and 2015, the average daily debt balance under these facilities was $748.6 million and $644.9 million, respectively.

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

We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018, and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 3.50 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. As of June 30, 2016, we maintained a 4.0 to 1.0 EBITDA to Total Interest Expense ratio, a 4.9 to 1.0 Total Debt to EBITDA ratio and a 2.5 to 1.0 Senior Secured Debt to EBITDA ratio. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, including reductions in our general and administrative expenses, our capital expenditures or the payment of cash distributions at our current distribution rate. Any of these measures could have an adverse effect on our operations, cash flows and the price of our common units. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. As of June 30, 2016, we were in compliance with all financial covenants under the Credit Agreement.

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

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At June 30, 2016, we were a party to interest rate swaps with a notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of June 30, 2016, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. See Part I, Item 3 (“Quantitative and Qualitative Disclosures About Market Risk”) of this Quarterly Report on Form 10-Q for further discussion of our interest rate swap agreements.

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

In May 2015, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC. During the three months ended June 30, 2015, we sold 49,774 common units for net proceeds of $1.3 million pursuant to the ATM Agreement. We did not make any sales under the ATM Agreement during the three months ended June 30, 2016 and the ATM Agreement expired pursuant to its terms on June 21, 2016.

In April 2015, we completed the April 2015 Contract Operations Acquisition from Archrock. In connection with this acquisition, we issued approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner.

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

On July 27, 2016, our board of directors approved a cash distribution of $0.2850 per limited partner unit, or approximately $17.5 million. The distribution covers the period from April 1, 2016 through June 30, 2016. The record date for this distribution is August 9, 2016 and payment is expected to occur on August 15, 2016. The amount of our cash distributions will be determined by our board of directors on a quarterly basis, taking into account a number of factors. Therefore, there is no guarantee that we will continue to pay cash distributions to our unitholders at the current level, or at all.

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

As of June 30, 2016, after taking into consideration interest rate swaps, we had $228.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2016 would result in an annual increase in our interest expense of approximately $2.3 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 (“Accounting for Derivatives”) to our Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of June 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem tax renditions under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $7.2 million during the six months ended June 30, 2016. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $42.4 million as of June 30, 2016. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 93 petitions for review in the appropriate district courts with respect to the 2013 tax year, 103 petitions for review in the appropriate district courts with respect to the 2014 tax year, and 111 petitions for review in the appropriate district courts with respect to the 2015 tax year.

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

On October 28, 2013, the 143rd Judicial District Court of Ward County, Texas ruled in EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held that the Heavy Equipment Statutes were unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas, and the Ward County Appraisal District cross-appealed the district court’s rulings that EXLP Leasing’s and EES Leasing’s compressors qualify as Heavy Equipment. On September 23, 2015, the Eighth Court of Appeals ruled in EXLP Leasing’s and EES Leasing’s favor by overruling the 143rd District Court’s constitutionality ruling and affirming its ruling that EXLP Leasing’s and EES Leasing’s compressors qualify as Heavy Equipment. The Eighth Court of Appeals also ruled, however, that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue. The Ward County Appraisal District and Loving County Appraisal District each filed (on January 27, 2016 and February 10, 2016, respectively) a petition asking the Texas Supreme Court to review its respective Eighth Court of Appeals decision. On March 11, 2016, EXLP Leasing and EES Leasing filed responses to the appraisal districts’ petitions and cross-petitions for review in each case asking the Texas Supreme Court to also review the Eighth Court of Appeals’ determination that natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue. The Ward County Appraisal District filed its response to EXLP Leasing’s and EES Leasing’s cross-petition on June 6, 2016, and EXLP Leasing and EES Leasing filed their reply on June 21, 2016. The Loving County Appraisal District filed its response to EXLP Leasing’s and EES Leasing’s cross-petition on May 27, 2016, and EXLP Leasing and EES Leasing filed their reply on June 10, 2016.

On March 18, 2014, the 10th Judicial District Court of Galveston, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District that EXLP Leasing and EES Leasing are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the court held the Heavy Equipment Statutes unconstitutional as applied to their compressors. EXLP Leasing and EES Leasing appealed the district court’s constitutionality holding to the Fourteenth Court of Appeals in Houston, Texas. On August 25, 2015, the Fourteenth Court of Appeals issued a ruling stating that EXLP Leasing’s and EES Leasing’s compressors are taxable in the counties where they were located on January 1 of the tax year at issue, and it remanded the case to the district court for further evidence on the issue of whether the Heavy Equipment Statutes are constitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. On November 24, 2015, EXLP Leasing and EES Leasing filed a petition asking the Texas Supreme Court to review this decision. On March 21, 2016, the Galveston Central Appraisal District filed a response to EXLP Leasing’s and EES Leasing’s petition for review, and EXLP Leasing and EES Leasing filed their reply on April 26, 2016.

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

EXLP Leasing and EES Leasing also filed a motion for summary judgment in EES Leasing LLC & EXLP Leasing LLC v. Harris County Appraisal District, pending in the 189th Judicial District Court of Harris County, Texas. The court heard arguments on the motion on December 6, 2013 but has yet to rule. No trial date has been set.

On June 3, 2015, the Fourth Court of Appeals in San Antonio, Texas issued a decision reversing the 406th District Court’s dismissal of EXLP Leasing’s and EES Leasing’s tax appeals for want of jurisdiction. In EXLP Leasing LLC et. al v. Webb County Appraisal District, United Independent School District (“United ISD”) intervened as a party in interest and sought to dismiss the lawsuit arguing that the district court was without jurisdiction to hear the appeal. Under Section 42.08(b) of the Texas Tax Code, a property owner must pay before the delinquency date the lesser of (1) the amount of taxes due on the portion of the taxable value of the property that is not in dispute or (2) the amount of taxes due on the property under the order from which the appeal is taken. EXLP Leasing and EES Leasing paid zero taxes to Webb County because the entire amount of tax assessed by Webb County was in dispute. Instead, as required by the Heavy Equipment Statutes and Texas Comptroller forms, EXLP Leasing and EES Leasing paid taxes on the compressors at issue to Victoria County, where they maintain their place of business and keep natural gas compressors. The Webb County Appraisal District and United ISD contested EXLP Leasing’s and EES Leasing’s position that the Heavy Equipment Statutes contain situs provisions requiring that taxes be paid where the dealer has a business location and keeps its natural gas compressors, instead arguing that taxes are payable to the county where each compressor is located as of January 1 of the tax year at issue. The district court granted United ISD’s motion to dismiss on April 1, 2014 and declined EXLP Leasing’s and EES Leasing’s motion to reconsider. The Fourth Court of Appeals reversed, holding that, based on the plain meaning of Section 42.08(b)(1), and because the entire amount was in dispute, EXLP Leasing and EES Leasing were not required to prepay disputed taxes to invoke the trial court’s jurisdiction. The Fourth Court of Appeals denied United ISD’s request for a rehearing. On September 29, 2015, United ISD filed a petition for review in the Texas Supreme Court. On December 4, 2015, the Texas Supreme Court denied United ISD’s petition for review.

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

None.

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
3.9
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP, LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1
Fifth Amendment to Amended and Restated Senior Secured Credit Agreement and First Amendment to Amended and Restated Collateral Agreement, dated May 2, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2016

10.2*
Second Amendment to Amended and Restated Collateral Agreement, dated June 17, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., the other grantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent

31.1 *
Certification of the Principal Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *
Certification of the Principal Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **
Certification of the Chief Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **
Certification of the Chief Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2016	ARCHROCK PARTNERS, L.P.

	By:	ARCHROCK GENERAL PARTNER, L.P.
its General Partner

	By:	ARCHROCK GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DONNA A. HENDERSON
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
3.9
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP, LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1
Fifth Amendment to Amended and Restated Senior Secured Credit Agreement and First Amendment to Amended and Restated Collateral Agreement, dated May 2, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2016

10.2*
Second Amendment to Amended and Restated Collateral Agreement, dated June 17, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., the other grantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent

31.1 *
Certification of the Principal Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *
Certification of the Principal Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **
Certification of the Chief Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **
Certification of the Chief Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.