Form 10-Q
period 2016-09-30
Archrock Partners, L.P.
filed 2016-11-01
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

As of October 25, 2016, there were 60,035,818 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$398	$472
Accounts receivable, trade, net of allowance of $1,305 and $2,463, respectively	71,336	85,183
Total current assets	71,734	85,655
Property, plant and equipment	2,605,853	2,661,996
Accumulated depreciation	(865,899)	(846,213)
Property, plant and equipment, net	1,739,954	1,815,783
Intangible and other assets, net	83,945	93,215
Total assets	$1,895,633	$1,994,653

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accrued liabilities	$6,144	$6,696
Accrued interest	23,022	12,443
Due to affiliates, net	2,830	5,980
Current portion of interest rate swaps	4,509	4,608
Total current liabilities	36,505	29,727
Long-term debt	1,370,382	1,410,382
Deferred income taxes	1,557	1,054
Other long-term liabilities	8,989	5,494
Total liabilities	1,417,433	1,446,657
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 60,122,062 and 59,796,514 units issued, respectively	478,515	538,197
General partner units, 2% interest with 1,215,925 and 1,209,562 equivalent units issued and outstanding, respectively	11,242	17,151
Accumulated other comprehensive loss	(9,674)	(5,558)
Treasury units, 86,244 and 74,888 common units, respectively	(1,883)	(1,794)
Total partners’ capital	478,200	547,996
Total liabilities and partners’ capital	$1,895,633	$1,994,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$135,478	$163,293	$426,954	$495,389

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	50,854	63,877	158,024	194,987
Depreciation and amortization	38,087	40,262	115,951	115,854
Long-lived asset impairment	7,909	7,163	22,507	12,473
Restructuring charges	1,946	—	7,293	—
Selling, general and administrative — affiliates	17,917	20,729	61,337	62,619
Interest expense	20,034	19,048	58,089	55,962
Other (income) loss, net	(890)	585	20	(1,118)
Total costs and expenses	135,857	151,664	423,221	440,777
Income (loss) before income taxes	(379)	11,629	3,733	54,612
Provision for income taxes	188	131	469	702
Net income (loss)	$(567)	$11,498	$3,264	$53,910

General partner interest in net income (loss)	$(11)	$4,887	$65	$13,910
Common units interest in net income (loss)	$(556)	$6,611	$3,199	$40,000

Weighted average common units outstanding used in income (loss) per common unit:
Basic	59,837	59,716	59,805	58,141
Diluted	59,837	59,716	59,805	58,141

Income (loss) per common unit:
Basic	$(0.01)	$0.11	$0.05	$0.69
Diluted	$(0.01)	$0.11	$0.05	$0.69

Distributions declared and paid per limited partner unit in respective periods	$0.2850	$0.5675	$1.1425	$1.6875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(567)	$11,498	$3,264	$53,910
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	3,201	(4,930)	(4,116)	(9,121)
Amortization of terminated interest rate swaps	—	726	—	2,335
Total other comprehensive income (loss)	3,201	(4,204)	(4,116)	(6,786)
Comprehensive income (loss)	$2,634	$7,294	$(852)	$47,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)
(unaudited)

							Accumulated
	Partners’ Capital						Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, January 1, 2015	$668,714	55,724,022	$19,542	1,129,221	$(1,477)	(61,665)	$(3,438)	$683,341
Issuance of common units for vesting of phantom units		52,224						—
Treasury units purchased					(274)	(11,009)		(274)
Acquisition of a portion of Archrock's contract operations business	107,710	3,963,138	2,198	80,341				109,908
Issuance of common units	1,164	49,774						1,164
Contribution (distribution) of capital, net	564		(422)					142
Excess of purchase price of equipment over Archrock’s cost of equipment	(11,108)		(600)					(11,708)
Cash distributions	(96,402)		(13,908)					(110,310)
Unit-based compensation expense	937							937
Comprehensive income (loss)	40,000		13,910				(6,786)	47,124
Balance, September 30, 2015	$711,579	59,789,158	$20,720	1,209,562	$(1,751)	(72,674)	$(10,224)	$720,324

Balance, January 1, 2016	$538,197	59,796,514	$17,151	1,209,562	$(1,794)	(74,888)	$(5,558)	$547,996
Issuance of common units for vesting of phantom units		68,548						—
Treasury units purchased					(89)	(11,356)		(89)
March 2016 Acquisition	1,799	257,000	37	5,205				1,836
Issuance of general partner units			8	1,158				8
Contribution of capital, net	3,086		118					3,204
Cash distributions	(68,569)		(6,137)					(74,706)
Unit-based compensation expense	803							803
Comprehensive income (loss)	3,199		65				(4,116)	(852)
Balance, September 30, 2016	$478,515	60,122,062	$11,242	1,215,925	$(1,883)	(86,244)	$(9,674)	$478,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,264	$53,910
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	115,951	115,854
Long-lived asset impairment	22,507	12,473
Amortization of deferred financing costs	3,397	2,861
Amortization of debt discount	927	871
Amortization of terminated interest rate swaps	—	2,335
Interest rate swaps	1,115	269
Unit-based compensation expense	803	937
Provision for doubtful accounts	2,277	1,190
Gain on sale of property, plant and equipment	(639)	(1,496)
Loss on non-cash consideration in March 2016 Acquisition	635	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	11,602	(4,563)
Other assets and liabilities	11,862	13,641
Net cash provided by operating activities	173,701	198,282

Cash flows from investing activities:
Capital expenditures	(50,945)	(193,314)
Payment for March 2016 Acquisition	(13,779)	—
Proceeds from sale of property, plant and equipment	15,414	11,882
Increase in amounts due from affiliates, net	—	2,322
Net cash used in investing activities	(49,310)	(179,110)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	181,000	332,500
Repayments of long-term debt	(223,500)	(238,500)
Distributions to unitholders	(74,706)	(110,310)
Net proceeds from issuance of common units	—	1,164
Net proceeds from sale of general partner units	45	—
Payments for debt issuance costs	(1,721)	(1,311)
Payments for settlement of interest rate swaps that include financing elements	(2,344)	(2,815)
Purchases of treasury units	(89)	(274)
Increase (decrease) in amounts due to affiliates, net	(3,150)	450
Net cash used in financing activities	(124,465)	(19,096)

Net increase (decrease) in cash and cash equivalents	(74)	76
Cash and cash equivalents at beginning of period	472	295
Cash and cash equivalents at end of period	$398	$371

Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$793	$8,500
Contract operations equipment acquired/exchanged, net	$2,411	$100,494
Common units issued in March 2016 Acquisition	$1,799	$—
Non-cash consideration in March 2016 Acquisition	$3,165	$—
Intangible assets allocated in April 2015 Contract Operations Acquisition	$—	$1,055
Non-cash capital contribution due to the April 2015 Contract Operations Acquisition	$—	$7,608
Common units issued in April 2015 Contract Operations Acquisition	$—	$100,267
General partner units issued in April 2015 Contract Operations Acquisition	$—	$2,033
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

Organization

Archrock General Partner, L.P. is our general partner and an indirect wholly owned subsidiary of Archrock, Inc. (individually, and together with its wholly owned subsidiaries, “Archrock”). As Archrock General Partner, L.P. is a limited partnership, its general partner, Archrock GP LLC, conducts our business and operations, and the board of directors and officers of Archrock GP LLC, which we refer to herein as our board of directors and our officers, make decisions on our behalf.

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

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At September 30, 2016 and December 31, 2015, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 (“Fair Value Measurements”) for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Fixed rate debt	$682,797	$659,000	$680,484	$524,000
Floating rate debt	687,585	688,000	729,898	731,000
Total debt	$1,370,382	$1,347,000	$1,410,382	$1,255,000

(1)	Carrying values are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 5 (“Long-Term Debt”) for further details.

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

The following table reconciles net income used in the calculation of basic and diluted income per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(567)	$11,498	$3,264	$53,910
Less: General partner incentive distribution rights	—	(4,753)	—	(13,100)
Less: General partner 2% ownership interest	11	(134)	(65)	(810)
Common units interest in net income (loss)	(556)	6,611	3,199	40,000
Less: Net income attributable to participating securities	(56)	(49)	(170)	(144)
Net income (loss) used in basic and diluted income per common unit	$(612)	$6,562	$3,029	$39,856

The following table shows the potential common units that were included in computing diluted income per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common units outstanding including participating securities	60,036	59,801	59,966	58,218
Less: Weighted average participating securities outstanding	(199)	(85)	(161)	(77)
Weighted average common units outstanding — used in basic income per common unit	59,837	59,716	59,805	58,141
Net dilutive potential common units issuable:
Phantom units	—	—	—	—
Weighted average common units and dilutive potential common units — used in diluted income (loss) per common unit	59,837	59,716	59,805	58,141

2.  Recent Accounting Developments

Accounting Standards Updates Not Yet Implemented

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15 (“Update 2016-15”) which addresses diversity in practice in that simplifies several elements of cash flow classification including how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Update 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Update 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the impact of Update 2016-15 on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (“Update 2016-13”) that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. Update 2016-13 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. Entities will apply Update 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of Update 2016-13 on our consolidated financial statements.

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

3.  Business Acquisitions

March 2016 Acquisition

On March 1, 2016, we completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under our revolving credit facility, a non-cash exchange of 24 compressor units for $3.2 million, and the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. This acquisition is referred to as the “March 2016 Acquisition.” During the nine months ended September 30, 2016, we incurred transaction costs of approximately $0.2 million related to the March 2016 Acquisition, which is reflected in other (income) expense, net, in our condensed consolidated statement of operations.

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

Pro Forma Financial Information

Pro forma financial information for the nine months ended September 30, 2015 has been included to give effect to the additional assets acquired in the April 2015 Contract Operations Acquisition. The April 2015 Contract Operations Acquisition is presented in the pro forma financial information as though this transaction occurred as of January 1, 2015. The pro forma financial information reflects the following transactions related to the April 2015 Contract Operations Acquisition:

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

The following table shows pro forma financial information for the nine months ended September 30, 2015 (in thousands, except per unit amounts):

Nine months ended September 30, 2015
Revenue	$504,468
Net income	$54,502
Basic income per common unit	$0.67
Diluted income per common unit	$0.67

Pro forma net income per common unit is determined by dividing the pro forma net income that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to our common unitholders. The pro forma net income per limited partner unit calculations reflect the incentive distributions made to our general partner and a reduction of net income allocable to our limited partners of $0.3 million for the nine months ended September 30, 2015, which reflects the amount of additional incentive distributions that would have occurred if the pro forma limited partner units had been outstanding as of January 1, 2015.

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

Purchase of New Compression Equipment from Archrock

In connection with the Spin-off, Archrock contributed its fabrication business to Exterran and we entered into a separate supply agreement with Exterran under which we are obligated to purchase our requirements of newly-fabricated compression equipment from Exterran and its affiliates, subject to certain exceptions. For the nine months ended September 30, 2016, we purchased $26.3 million of newly-manufactured compression equipment from Exterran. Prior to the November 2015 amendment and restatement of our Omnibus Agreement, in connection with the Spin-off, we were able to purchase newly-fabricated compression equipment from Archrock or its affiliates at Archrock’s cost to fabricate such equipment plus a fixed margin. During the nine months ended September 30, 2015, we purchased $146.3 million of newly-fabricated compression equipment from Archrock. Transactions between us and Archrock and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the nine months ended September 30, 2015 was recorded in our condensed consolidated balance sheets as property, plant and equipment of $134.6 million, which represents the carrying value of Archrock’s affiliates that sold it to us, and as a distribution of equity of $11.7 million, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the nine months ended September 30, 2016 and 2015, Archrock contributed to us $0.8 million and $8.1 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

During the nine months ended September 30, 2016, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 354 compressor units, totaling approximately 168,600 horsepower with a net book value of approximately $75.4 million, to Archrock. In exchange, Archrock transferred ownership of 259 compressor units, totaling approximately 121,600 horsepower with a net book value of approximately $77.8 million, to us. During the nine months ended September 30, 2015, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 349 compressor units, totaling approximately 112,800 horsepower with a net book value of approximately $54.7 million, to Archrock. In exchange, Archrock transferred ownership of 260 compressor units, totaling approximately 99,600 horsepower with a net book value of approximately $46.8 million, to us. During the nine months ended September 30, 2016 and 2015, we recorded capital contributions of approximately $2.4 million and capital distributions of $7.9 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At September 30, 2016, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $0.2 million and $0.1 million, respectively. At December 31, 2015, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $10.1 million and $3.3 million, respectively. During each of the nine month periods ended September 30, 2016 and 2015, we had revenue of $0.1 million from Archrock related to the lease of our compression equipment. During the nine months ended September 30, 2016 and 2015, we had cost of sales of $0.2 million and $1.5 million, respectively, with Archrock related to the lease of Archrock’s compression equipment.

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

5.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Revolving credit facility due May 2018	$538,000	$580,500

Term loan facility due May 2018	150,000	150,000
Less: Deferred financing costs, net of amortization	(415)	(602)
	149,585	149,398

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(3,379)	(3,862)
Less: Deferred financing costs, net of amortization	(4,623)	(5,396)
	341,998	340,742

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(4,229)	(4,673)
Less: Deferred financing costs, net of amortization	(4,972)	(5,585)
	340,799	339,742

Long-term debt	$1,370,382	$1,410,382

Revolving Credit Facility and Term Loan Facility

In February 2015, we amended our senior secured credit agreement (the “Credit Agreement”), which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. In May 2016, we further amended our Credit Agreement to, among other things, decrease the borrowing capacity under the revolving credit facility by $75.0 million to $825.0 million. Prior to this amendment, we were able to increase the aggregate commitments under the Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, we are able to increase the aggregate commitments under the Credit Agreement by up to an additional $125 million. During the nine months ended September 30, 2016 and 2015, we incurred transaction costs of $1.7 million and $1.3 million, respectively, related to these amendments of our Credit Agreement. These costs were recorded in intangible and other assets, net, and are being amortized to interest expense over the term of the facility. The Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. As of September 30, 2016, we had undrawn capacity of $287.0 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA ratio (as defined in the Credit Agreement) to not greater than 5.95 to 1.0. As a result of this limitation, $274.3 million of the $287.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2016.

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

6.  Cash Distributions

We make distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

•	first, 98% to all common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	second, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	third, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2015 and 2016:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution (1)
1/1/2015 — 3/31/2015	May 15, 2015	$0.5625	$35.9	million
4/1/2015 — 6/30/2015	August 14, 2015	0.5675	39.1	million
7/1/2015 — 9/30/2015	November 13, 2015	0.5725	39.7	million
10/1/2015 — 12/31/2015	February 12, 2016	0.5725	39.7	million
1/1/2016 — 3/31/2016	May 13, 2016	0.2850	17.5	million
4/1/2016 — 6/30/2016	August 15, 2016	0.2850	17.5	million

(1)    Includes distributions to our general partner on its incentive distribution rights.

On October 31, 2016, our board of directors approved a cash distribution of $0.2850 per limited partner unit, or approximately $17.5 million. The distribution covers the period from July 1, 2016 through September 30, 2016. The record date for this distribution is November 10, 2016 and payment is expected to occur on November 14, 2016.

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

Phantom Units

The following table presents phantom unit activity during the nine months ended September 30, 2016:

	Phantom Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Phantom units outstanding, January 1, 2016	77	$27.01
Granted	190	7.84
Vested	(68)	18.59
Phantom units outstanding, September 30, 2016	199	11.58

As of September 30, 2016, we expect $2.3 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.2 years.

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

Interest Rate Risk

At September 30, 2016, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2018	$300
May 2019	100
May 2020	100
$500

As of September 30, 2016, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded an immaterial amount of interest expense during the nine months ended September 30, 2016 as compared to $0.4 million of interest income during the nine months ended September 30, 2015 due to ineffectiveness related to interest rate swaps. We estimate that $4.3 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at September 30, 2016, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Intangible and other assets, net	$—	$45
Interest rate swaps	Current portion of interest rate swaps	(4,509)	(4,608)
Interest rate swaps	Other long-term liabilities	(4,413)	(1,421)
Total derivatives		$(8,922)	$(5,984)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended September 30, 2016	$2,049	Interest expense	$(1,152)
Three months ended September 30, 2015	(6,100)	Interest expense	(1,896)
Nine months ended September 30, 2016	(7,401)	Interest expense	(3,285)
Nine months ended September 30, 2015	(12,098)	Interest expense	(5,312)

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, with pricing levels as of the date of valuation (in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps asset	$—	$—	$—	$—	$45	$—
Interest rate swaps liability	—	(8,922)	—	—	(6,029)	—

Our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015, with pricing levels as of the date of valuation (in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Impaired long-lived assets	$—	$—	$1,170	$—	$—	$2,789

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

During the three and nine months ended September 30, 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 45 and 205 idle compressor units totaling approximately 14,000 and 67,000 horsepower would be retired from the active fleet during the three and nine months ended September 30, 2016, respectively. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $4.7 million and a $18.7 million asset impairment to reduce the book value of each unit to its estimated fair value during the three and nine months ended September 30, 2016, respectively. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the nine months ended September 30, 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.2 million and $3.8 million during the three and nine months ended September 30, 2016, respectively, to reduce the book value of each unit to its estimated fair value.

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

In connection with our fleet review during the three and nine months ended September 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.2 million and $3.6 million during the three and nine months ended September 30, 2015 respectively, to reduce the book value of each unit to its estimated fair value.

11.  Restructuring Charges

In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. During the three and nine months ended September 30, 2016, we incurred $1.9 million and $7.3 million, respectively, of restructuring charges comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower. These charges are reflected as restructuring charges in our condensed consolidated statements of operations.

12.  Unit Transactions

On September 30, 2016, we issued and sold 1,158 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us.

On March 1, 2016, the Partnership completed the March 2016 Acquisition. A portion of the $18.8 million purchase price was funded through the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us.

In May 2015, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC. During the nine months ended September 30, 2015, we sold 49,774 common units for net proceeds of $1.2 million pursuant to the ATM Agreement. We did not make any sales under the ATM Agreement during 2016 and the ATM Agreement expired pursuant to its terms on June 21, 2016.

In April 2015, we completed the April 2015 Contract Operations Acquisition from Archrock. In connection with this acquisition, we issued approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner.

As of September 30, 2016, Archrock owned 23,582,056 common units and 1,215,925 general partner units, collectively representing approximately 40% interest in us.

13.  Commitments and Contingencies

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $10.9 million during the nine months ended September 30, 2016. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $46.1 million as of September 30, 2016, of which approximately $11.0 million has been agreed to by a number of appraisal review boards and county appraisal districts and $35.1 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 93 petitions for review in the appropriate district courts with respect to the 2013 tax year, 103 petitions for review in the appropriate district courts with respect to the 2014 tax year, 111 petitions for review in the appropriate district courts with respect to the 2015 tax year and 92 petitions for review in the appropriate district courts with respect to the 2016 tax year.

To date, only five cases have advanced to the point of trial or submission of summary judgment motions on the merits, and only three cases have been decided, with two of the decisions having been rendered by the same presiding judge. All three of those decisions were appealed, and all three of the appeals have been decided by intermediate appellate courts.

On October 17, 2013, the 143rd Judicial District Court of Loving County, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District that our wholly-owned subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC (“EXLP Leasing”), and Archrock’s subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing LLC (“EES Leasing”), are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the district court further held that the Heavy Equipment Statutes were unconstitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. EXLP Leasing and EES Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas. On September 23, 2015, the Eighth Court of Appeals ruled in EXLP Leasing’s and EES Leasing’s favor by overruling the 143rd District Court’s constitutionality ruling. The Eighth Court of Appeals also ruled, however, that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue.

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

On September 2, 2016, the Texas Supreme Court requested that consolidated merits briefs be filed in EXLP Leasing’s and EES Leasing’s cases against the Loving County Appraisal District, Ward County Appraisal District, and Galveston Central Appraisal District, as well as two similar cases involving different taxpayers. On September 19, 2016, the Supreme Court entered a consolidated briefing schedule for the five cases. Consolidated briefing is scheduled to be completed by February 7, 2017.

We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and that under the revised statutes our natural gas compressors are taxable in the counties where we maintain a business location and keep natural gas compressors. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, most of the remaining 2012-2016 district court cases have been formally or effectively abated pending a decision from the Texas Supreme Court.

If our appeals are ultimately unsuccessful, or if the Texas Supreme Court determines to review the matter and rules against us, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would impact our future results of operations and cash flows, including our cash available for distribution.

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

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2016 and December 31, 2015, we had accrued $1.3 million and $1.1 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

14.  Subsequent Events

On October 31, 2016, we agreed to acquire from Archrock contract operations customer service agreements with 63 customers and a fleet of approximately 270  compressor units used to provide compression services under those agreements, comprising approximately 150,000 horsepower, or approximately 4% (by then available horsepower) of the combined U.S. contract operations business of Archrock and us (the “November 2016 Contract Operations Acquisition”). Total consideration for the transaction will be $85 million, excluding transaction costs. The consideration to be paid will consist entirely of newly issued common units and general partner units. The number of common units and general partner units to be issued by us will be determined by the daily volume weighted average price of our common units averaged over the thirty trading days preceding the closing date. This transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in the fourth-quarter of 2016. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we issue for this acquisition are not entitled to receive a cash distribution relating to the quarter ended September 30, 2016.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements regarding Archrock Partners, L.P.’s (together with its subsidiaries, “we,” “our,” “us,” or the “Partnership”) business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; plans and objectives of our management for our future operations; and any potential contribution of additional assets from Archrock, Inc. (individually, and together with its wholly owned subsidiaries, “Archrock”) to us. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

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

Natural gas consumption in the U.S. for the twelve months ended July 31, 2016 increased by approximately 0.2% to 27,239 billion cubic feet (“Bcf”) compared to 27,188 Bcf for the twelve months ended July 31, 2015. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by approximately 2% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended July 31, 2016 increased by approximately 1% to 28,668 Bcf compared to 28,498 Bcf for the twelve months ended July 31, 2015. The EIA forecasts that total U.S. natural gas marketed production will decrease by approximately 2% in 2016 compared to 2015. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.

Historically, oil and natural gas prices in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $2.84 per million British thermal unit (“MMBtu”) at September 30, 2016, which was approximately 25% and 15% higher than prices at December 31, 2015 and September 30, 2015, respectively, and the U.S. natural gas liquid composite price was $4.92 per MMBtu for the month of July 2016, which was approximately 16% higher and 1% higher than prices for the months of December 2015 and September 2015, respectively. While prices at September 30, 2016 have improved relative to the comparable periods above, lower natural gas and natural gas liquids prices during 2015 and the first nine months of 2016 as compared to 2014 prices have caused many companies to reduce their natural gas drilling and production activities from their 2014 levels in more mature dry gas areas and select shale plays in the U.S. We provide a significant amount of contract operations services to these areas, which led to a decline in our contract operations business during 2015 and the first nine months of 2016 which is expected to continue for the remainder of 2016. This has also led to a continued decrease in capital investment and in the number of new gas wells drilled by exploration and production companies in the first nine months of 2016 compared to the first nine months of 2015. In addition, the West Texas Intermediate crude oil spot price was $47.72 per barrel at September 30, 2016, which was approximately 29% higher and 6% higher than prices at December 31, 2015 and September 30, 2015, respectively. While the price at September 30, 2016 has improved relative to the comparable periods above, lower West Texas Intermediate crude oil prices during 2015 and the first nine months of 2016 as compared to 2014 prices have resulted in a continued decrease in capital investment and in the number of new oil wells drilled by exploration and production companies in the first nine months of 2016 compared to the first nine months of 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity.

During periods of lower oil or natural gas prices, our customers may not be able to recover the full amount of their drilling and production costs in the regions in which we operate. As a result, our customers may cease production in existing wells and decline to drill new wells, which would lower their demand for our services. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. The loss by these midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. A reduction in the demand for our services could result in our customers seeking to preserve capital by canceling contracts or determining not to enter into new contract operations service contracts, which could force us to reduce our pricing substantially. As a result of the significant decline in oil and natural gas prices since the third quarter of 2014, U.S. producers reduced their capital budgets for 2015 and have further reduced capital spending for drilling activity in 2016. In 2015 and the first three quarters of 2016, we experienced a decline in operating horsepower and an increase in pricing pressure from our customers, but we experienced improved contract operations gross margin percentage and lower selling, general and administrative expense in the third quarter of 2016 compared to the fourth quarter of 2015, attributable in part to our cost management efforts. Additionally, the level of new orders increased in the second and third quarters of 2016 compared to the first quarter of 2016. If the recent improvement in market conditions is sustained, we expect a moderation of horsepower returns for the remainder of 2016. However, we continue to expect additional operating horsepower declines during the remainder of 2016, and we may also continue to experience pricing pressure from our customers, which is expected to result in a decline in our contract operations business in 2016 compared to 2015. We also anticipate investing less capital in new fleet units in 2016 than we did in 2015.

A 1% decrease in average operating horsepower of our contract operations fleet during the nine months ended September 30, 2016 would have resulted in a decrease of approximately $4.3 million and $2.7 million in our revenue and gross margin (defined as revenue less cost of sales, excluding depreciation and amortization expense), respectively. Gross margin is a non-GAAP financial measure. For a reconciliation of gross margin to net income, its most directly comparable financial measure, calculated and presented in accordance with accounting principles generally accepted in the U.S. (“GAAP”), please read “— Non-GAAP Financial Measures.”

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

Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Available Horsepower (at period end)(1)(2)	3,221	3,383	3,221	3,383
Total Operating Horsepower (at period end)(1)(3)	2,762	3,107	2,762	3,107
Average Operating Horsepower	2,751	3,119	2,842	3,094
Horsepower Utilization:
Spot (at period end)	86%	92%	86%	92%
Average	84%	93%	86%	94%

(1)
Includes compressor units comprising approximately 6,000 and 1,000 horsepower leased from Archrock as of September 30, 2016 and 2015, respectively. Excludes compressor units comprising approximately 100 and 1,000 horsepower leased to Archrock as of September 30, 2016 and 2015, respectively (see Note 4 (“Related Party Transactions”) to our Financial Statements).

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

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general and administrative (“SG&A”) activities, the impact of our financing methods and income taxes. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs from current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

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

The following table reconciles our net income to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(567)	$11,498	$3,264	$53,910
Depreciation and amortization	38,087	40,262	115,951	115,854
Long-lived asset impairment	7,909	7,163	22,507	12,473
Restructuring charges	1,946	—	7,293	—
Selling, general and administrative — affiliates	17,917	20,729	61,337	62,619
Interest expense	20,034	19,048	58,089	55,962
Other (income) loss, net	(890)	585	20	(1,118)
Provision for income taxes	188	131	469	702
Gross margin	$84,624	$99,416	$268,930	$300,402

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

The following table reconciles our net income to distributable cash flow (in thousands, except ratios):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Net income (loss)	$(567)		$11,498		$3,264		$53,910
Depreciation and amortization	38,087		40,262		115,951		115,854
Long-lived asset impairment	7,909		7,163		22,507		12,473
Restructuring charges	1,946		—		7,293		—
Non-cash selling, general and administrative — affiliates	323		98		803		937
Interest expense	20,034		19,048		58,089		55,962
Expensed acquisition costs	—		—		172		302
Less: (Gain) loss on sale of property, plant and equipment	(795)		566		(639)		(1,496)
Less: Loss on non-cash consideration in March 2016 Acquisition	—		—		635		—
Less: Cash interest expense	(18,449)		(17,780)		(54,994)		(52,441)
Less: Maintenance capital expenditures	(4,785)		(15,691)		(18,710)		(41,064)
Distributable cash flow	$43,703		$45,164		$134,371		$144,437

Distributions declared to all unitholders for the period, including incentive distribution rights	$17,513		$39,682		$52,539		$114,669
Distributable cash flow coverage(1)	2.50	x	1.14	x	2.56	x	1.26	x

(1)	Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$64,813	$78,187	$173,701	$198,282
Provision for doubtful accounts	(705)	(721)	(2,277)	(1,190)
Restructuring charges	1,946	—	7,293	—
Expensed acquisition costs	—	—	172	302
Payments for settlement of interest rate swaps that include financing elements	(754)	(938)	(2,344)	(2,815)
Maintenance capital expenditures	(4,785)	(15,691)	(18,710)	(41,064)
Changes in assets and liabilities	(16,812)	(15,673)	(23,464)	(9,078)
Distributable cash flow	$43,703	$45,164	$134,371	$144,437

Summary of Results

Net income.  We generated a net loss of $0.6 million as compared to net income of $11.5 million during the three months ended September 30, 2016 and 2015, respectively. We generated net income of $3.3 million and $53.9 million during the nine months ended September 30, 2016 and 2015, respectively. The change in net income (loss) during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a $14.8 million decrease in gross margin and a $1.9 million increase in restructuring charges, partially offset by a $2.8 million decrease in SG&A expense and a $2.2 million decrease in depreciation and amortization. The decrease in net income during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a $31.5 million decrease in gross margin, a $7.3 million increase in restructuring charges, and a $10.0 million increase in long-lived asset impairment.

Distributable cash flow.  Our distributable cash flow was $43.7 million and $45.2 million during the three months ended September 30, 2016 and 2015, respectively, and $134.4 million and $144.4 million during the nine months ended September 30, 2016 and 2015, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) was 2.50x and 1.14x during the three months ended September 30, 2016 and 2015, respectively, and 2.56x and 1.26x during the nine months ended September 30, 2016 and 2015, respectively. Distributable cash flow during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 decreased primarily due to a $14.8 million decrease in gross margin, partially offset by a $2.6 million decrease in cash SG&A expense and a $10.9 million decrease in maintenance capital expenditures. Distributable cash flow during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 decreased primarily due to a $31.5 million decrease in gross margin, partially offset by a $22.4 million decrease in maintenance capital expenditures. For a reconciliation of distributable cash flow to net income and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

Financial Results of Operations

The Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended September 30,
	2016	2015
Revenue	$135,478	$163,293
Gross margin(1)	84,624	99,416
Gross margin percentage(2)	62%	61%
Expenses:
Depreciation and amortization	38,087	40,262
Long-lived asset impairment	7,909	7,163
Restructuring charges	1,946	—
Selling, general and administrative — affiliates	17,917	20,729
Interest expense	20,034	19,048
Other (income) loss, net	(890)	585
Provision for income taxes	188	131
Net income (loss)	$(567)	$11,498

(1)
Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

(2)	Defined as gross margin divided by revenue.

Revenue.  The decrease in revenue during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decline in average operating horsepower and a decrease in rates, driven by a decrease in customer demand due to current market conditions. Average operating horsepower decreased 12% from approximately 3,119,000 during the three months ended September 30, 2015 to approximately 2,751,000 during the three months ended September 30, 2016.

Gross margin.  The decrease in gross margin during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to the decrease in revenue explained above, partially offset by a decrease in cost of sales driven by a decrease in repair and maintenance expense and a decrease in lube oil expense. These cost decreases were primarily driven by the decrease in average operating horsepower explained above, a decrease in commodity prices and efficiency gains in lube oil consumption, and cost management initiatives. Gross margin percentage increased primarily due to a decrease in costs associated with the start-up of units, cost management initiatives and the decrease in lube oil expense explained above.

Depreciation and amortization.  The decrease in depreciation and amortization expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decrease in depreciation expense from units fully reserved or retired and assets previously impaired.

Long-lived asset impairment.  During the three months ended September 30, 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 45 idle compressor units totaling approximately 14,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $4.7 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the three months ended September 30, 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.2 million during the three months ended September 30, 2016 to reduce the book value of each unit to its estimated fair value.

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

In connection with our fleet review during the three months ended September 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.2 million during the three months ended September 30, 2015 to reduce the book value of each unit to its estimated fair value.

Restructuring charges.  In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. During the three months ended September 30, 2016, we incurred $1.9 million of restructuring charges comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower and other factors.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The decrease in SG&A expense was primarily due to a decrease in costs allocated to us by Archrock. SG&A expenses represented 13% of revenue during both the three months ended September 30, 2016 and 2015.

Interest expense.  The increase in interest expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to an increase in interest rates period over period.

Other income (loss), net.  The change in other income (loss), net, was primarily driven by a $0.8 million gain on sale of property, plant and equipment during the three months ended September 30, 2016 as compared to a $0.6 million loss on sale of property, plant and equipment during the three months ended September 30, 2015.

Provision for income taxes.  The increase in tax expense during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was primarily due to an inability to fully benefit the loss subject to state level taxation.

The Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Revenue	$426,954	$495,389
Gross margin(1)	268,930	300,402
Gross margin percentage(2)	63%	61%
Expenses:
Depreciation and amortization	115,951	115,854
Long-lived asset impairment	22,507	12,473
Restructuring charges	7,293	—
Selling, general and administrative — affiliates	61,337	62,619
Interest expense	58,089	55,962
Other (income) expense, net	20	(1,118)
Provision for income taxes	469	702
Net income	$3,264	$53,910

(1)
Defined as revenue less cost of sales, excluding depreciation and amortization expense. For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

(2)	Defined as gross margin divided by revenue.

Revenue.  The decrease in revenue during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a decline in average operating horsepower and a decrease in rates, driven by a decrease in customer demand due to current market conditions, and a decrease in rebillable freight revenue, partially offset by an increase in revenue due to the inclusion of the results from the April 2015 Contract Operations Acquisition. Average operating horsepower decreased by 8% from approximately 3,094,000 during the nine months ended September 30, 2015 to approximately 2,842,000 during the nine months ended September 30, 2016.

Gross margin.  The decrease in gross margin during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to the decrease in revenue explained above, partially offset by decrease in cost of sales driven by a decrease in repair and maintenance expense and a decrease in lube oil expense. These cost decreases were primarily driven by the decrease in average operating horsepower explained above, a decrease in commodity prices and efficiency gains in lube oil consumption, and cost management initiatives. Gross margin percentage increased primarily due to a decrease in costs associated with the start-up of units, cost management initiatives and the decrease in lube oil expense explained above.

Depreciation and amortization.  Depreciation and amortization expense remained relatively flat during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to an increase in depreciation expense from fleet additions, partially offset by decreased depreciation on assets impaired during the nine months ended September 30, 2016 and the fourth quarter of 2015.

Long-lived asset impairment.  During the nine months ended September 30, 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 205 idle compressor units totaling approximately 67,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded an $18.7 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during the nine months ended September 30, 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.8 million during the nine months ended September 30, 2016 to reduce the book value of each unit to its estimated fair value.

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

In connection with our fleet review during the nine months ended September 30, 2015, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.6 million during the nine months ended September 30, 2015 to reduce the book value of each unit to its estimated fair value.

Restructuring charges.  In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. During the nine months ended September 30, 2016, we incurred $7.3 million of restructuring charges comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower and other factors.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The decrease in SG&A expense was primarily due to a decrease in costs allocated to us by Archrock, partially offset by a $1.1 million increase in bad debt expense. SG&A expenses represented 14% and 13% of revenue during the nine months ended September 30, 2016 and 2015, respectively.

Interest expense.  The increase in interest expense during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to an increase in the average balance of long-term debt.

Other income (loss), net.  The change in other income (loss), net, was primarily driven by a decrease in gain on sale of property, plant and equipment of $0.9 million and a $0.6 million loss on non-cash consideration in the March 2016 Acquisition during the nine months ended September 30, 2016.

Provision for income taxes. During the nine months ended September 30, 2016, we recorded the settlement of a state audit, which was offset by the inability to fully tax benefit the taxable loss subject to state level taxation. During the nine months ended September 30, 2015, we recorded a tax benefit for a state rate reduction, which was offset by tax expense on income subject to state level taxation.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the nine months ended September 30, 2016 and 2015, and our cash and working capital as of the end of the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$173,701	$198,282
Investing activities	(49,310)	(179,110)
Financing activities	(124,465)	(19,096)
Net change in cash and cash equivalents	$(74)	$76

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$398	$472
Working capital	35,229	55,928

Operating Activities.  The decrease in net cash provided by operating activities was primarily due to the decrease in gross margin and an increase in restructuring charges, partially offset by a decrease in accounts receivable in the current period as compared to an increase in accounts receivable in the prior period.

Investing Activities.  The decrease in net cash used in investing activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a $142.4 million decrease in capital expenditures, partially offset by a $13.8 million payment for the March 2016 Acquisition. Capital expenditures during the nine months ended September 30, 2016 were $50.9 million, consisting of $32.2 million for fleet growth capital and $18.7 million for compressor maintenance activities.

Financing Activities.  The increase in net cash used in financing activities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to $42.5 million of net repayments of long-term debt during the nine months ended September 30, 2016 compared to $94.0 million of net borrowings of long-term debt during the nine months ended September 30, 2015, a decrease in amounts due to affiliates, net of $3.2 million during the nine months ended September 30, 2016 as compared to an increase in amounts due to affiliates, net of $0.5 million during the nine months ended September 30, 2015, and a decrease of $1.2 million in net proceeds from the issuance of common units, partially offset by a $35.6 million decrease in distributions to unitholders.

Working Capital.  The decrease in working capital at September 30, 2016 compared to December 31, 2015 was primarily due to a $13.8 million decrease in accounts receivable, and a $10.6 million increase in accrued interest partially offset by a $3.2 million decrease in due to affiliates, net.

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $65 million to $80 million in capital expenditures during 2016, including (1) approximately $45 million to $55 million on growth capital expenditures and (2) approximately $20 million to $25 million on equipment maintenance capital expenditures. Archrock manages its and our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Archrock. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Archrock has owned the majority of such equipment, Archrock has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. If we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

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

Long-Term Debt.  In February 2015, we amended our Credit Agreement, which among other things, increased the borrowing capacity under the revolving credit facility by $250.0 million to $900.0 million. In May 2016, we further amended our Credit Agreement to, among other things, decrease the borrowing capacity under the revolving credit facility by $75.0 million to $825.0 million. Prior to this amendment, we were able to increase the aggregate commitments under the Credit Agreement by up to an additional $50 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, we are able to increase the aggregate commitments under the Credit Agreement by up to an additional $125 million. The Credit Agreement, which matures in May 2018, also includes a $150.0 million term loan facility. As of September 30, 2016, we had undrawn capacity of $287.0 million under our revolving credit facility. Our Credit Agreement limits our Total Debt (as defined in the Credit Agreement) to EBITDA ratio (as defined in the Credit Agreement) to not greater than 5.95 to 1.0. As a result of this limitation, $274.3 million of the $287.0 million of undrawn capacity under our revolving credit facility was available for additional borrowings as of September 30, 2016.

The revolving credit and term loan facilities bear interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At September 30, 2016, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 3.0%. The weighted average annual interest rate on the outstanding balance under these facilities at September 30, 2016 and 2015, excluding the effect of interest rate swaps, was 3.6% and 2.7%, respectively. During the nine months ended September 30, 2016 and 2015, the average daily debt balance under these facilities was $733.7 million and $659.1 million, respectively.

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

We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018, and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 3.50 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. As of September 30, 2016, we maintained a 3.8 to 1.0 EBITDA to Total Interest Expense ratio, a 5.0 to 1.0 Total Debt to EBITDA ratio and a 2.5 to 1.0 Senior Secured Debt to EBITDA ratio. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, including reductions in our general and administrative expenses, our capital expenditures or the payment of cash distributions at our current distribution rate. Any of these measures could have an adverse effect on our operations, cash flows and the price of our common units. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. As of September 30, 2016, we were in compliance with all financial covenants under the Credit Agreement.

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

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At September 30, 2016, we were a party to interest rate swaps with a notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of September 30, 2016, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. See Part I, Item 3 (“Quantitative and Qualitative Disclosures About Market Risk”) of this Quarterly Report on Form 10-Q for further discussion of our interest rate swap agreements.

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

Issuance of Partnership Units. On September 30, 2016, we issued and sold 1,158 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us.

On March 1, 2016, the Partnership completed the March 2016 Acquisition. A portion of the $18.8 million purchase price was funded through the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us.

In May 2015, we entered into an At-The-Market Equity Offering Sales Agreement (the “ATM Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC and Wells Fargo Securities, LLC. During the three months ended September 30, 2015, we sold 49,774 common units for net proceeds of $1.2 million pursuant to the ATM Agreement. We did not make any sales under the ATM Agreement during 2016 and the ATM Agreement expired pursuant to its terms on June 21, 2016.

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

On October 31, 2016, our board of directors approved a cash distribution of $0.2850 per limited partner unit, or approximately $17.5 million. The distribution covers the period from July 1, 2016 through September 30, 2016. The record date for this distribution is November 10, 2016 and payment is expected to occur on November 14, 2016. The amount of our cash distributions will be determined by our board of directors on a quarterly basis, taking into account a number of factors. Therefore, there is no guarantee that we will continue to pay cash distributions to our unitholders at the current level, or at all.

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

As of September 30, 2016, after taking into consideration interest rate swaps, we had $188.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2016 would result in an annual increase in our interest expense of approximately $1.9 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 (“Accounting for Derivatives”) to our Financial Statements.

Item 4.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of September 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Note 13 (“Commitments and Contingencies”) to our Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 1.

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

Date: November 1, 2016	ARCHROCK PARTNERS, L.P.

	By:	ARCHROCK GENERAL PARTNER, L.P.
its General Partner

	By:	ARCHROCK GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DONNA A. HENDERSON
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