Form 10-K
period 2016-12-31
Archrock Partners, L.P.
filed 2017-02-23
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common units held by non-affiliates of the registrant (treating directors and executive officers of the registrant’s general partner and holders of 5% or more of the common units outstanding, for this purpose, as if they were affiliates of the registrant) as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $342,830,918. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of February 16, 2017, there were 65,519,860 common units outstanding.
_______________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE: NONE

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements, including, without limitation, statements regarding Archrock Partners, L.P.’s (together with its subsidiaries, “we,” “our,” “us” or “the Partnership”) business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

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

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	loss of our status as a partnership for United States of America (“U.S.”) federal income tax purposes;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to implement certain business and financial objectives, such as:

•	growing our asset base and asset utilization;

•	winning profitable new business;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the provision of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

Item 1.  Business

General

We are a Delaware limited partnership formed in June 2006 and are the U.S. market leader in the full-service natural gas compression industry. As of December 31, 2016, public unitholders held a 55% ownership interest in us and Archrock, Inc. (individually, and together with its wholly-owned subsidiaries, “Archrock”) owned our remaining equity interests, including our general partner interest and all of the incentive distribution rights. Archrock General Partner, L.P., our general partner, is an indirect, wholly-owned subsidiary of Archrock and has sole responsibility for conducting our business and for managing our operations, which are conducted through our wholly-owned limited liability company, Archrock Partners Operating LLC. Because our general partner is a limited partnership, its general partner, Archrock GP LLC, conducts our business and operations. Archrock GP LLC’s board of directors and officers, which we sometimes refer to as our board of directors and our officers, make decisions on our behalf. All of those directors are elected by Archrock.

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

Our general partner does not receive any compensation for managing our business, but it is entitled to reimbursement of all direct and indirect expenses incurred on our behalf. Archrock and our general partner are also entitled to distributions on their limited partner interest and general partner interest, respectively and, if specified requirements are met, our general partner is entitled to distributions on its incentive distribution rights. During the period from January 1, 2016 through December 31, 2016, our general partner received $4.8 million in distributions on its incentive distribution rights. For further discussion of our cash distribution policy, see “Cash Distribution Policy” included in Part II, Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) of this Annual Report on Form 10-K.

During each of the years ended December 31, 2016 and 2015, we acquired from Archrock contract operations service agreements and a fleet of compressor units used to provide compression services under those agreements (the 2016 acquisition is referred to as the “November 2016 Contract Operations Acquisition” and the 2015 acquisition is referred to as the “April 2015 Contract Operations Acquisition”).

On November 19, 2016, at the closing of the November 2016 Contract Operations Acquisition, we acquired from Archrock contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then available horsepower) of the combined U.S. contract operations business of Archrock and us. Total consideration for the transaction was $85.0 million, excluding transaction costs. In connection with the acquisition, we issued approximately 5.5 million common units to Archrock and approximately 111,000 general partner units to our general partner.

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

On April 17, 2015, at the closing of the April 2015 Contract Operations Acquisition, we acquired from Archrock contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (of then available horsepower) of the combined contract operations business of Archrock and us. The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Archrock to us. In connection with this acquisition, we issued approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner. Based on the terms of the contribution, conveyance and assumption agreement relating to this acquisition, the common units and general partner units, including incentive distribution rights, we issued in connection with this acquisition were not entitled to receive a cash distribution relating to the quarter ended March 31, 2015.

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

Exterran Holdings, Inc. completed an internal restructuring on November 3, 2015 in connection with the Spin-off which we believe, when combined with the sale or exchange of Partnership units during the 12 months prior to the Spin-off, resulted in a technical termination of the Partnership for U.S. federal income tax purposes on the date of the Spin-off. The technical termination did not affect our consolidated financial statements nor did it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes. Our taxable year for all unitholders ended on November 3, 2015 and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. This deferral of depreciation deductions may have resulted in increased taxable income (or reduced taxable loss) to certain of our unitholders in 2015.

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

Our equipment is maintained in accordance with established maintenance schedules. These maintenance procedures are updated as technology changes and as Archrock develops new techniques and procedures. Because Archrock’s field technicians provide maintenance on substantially all of our contract operations equipment, they are familiar with the condition of our equipment and can readily identify potential problems. In our and Archrock’s experience, these maintenance procedures maximize equipment life and unit availability, minimize avoidable downtime and lower the overall maintenance expenditures over the equipment life. Generally, each of our compressor units undergoes a major overhaul once every four to eight years, depending on the type, size and utilization of the unit. If a unit requires maintenance or reconfiguration, we utilize Archrock’s maintenance personnel to service it as quickly as possible to meet our customers’ needs.

Our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly service rate that is generally reduced if we fail to operate in accordance with the applicable contract requirements. Following the initial minimum term for our contract compression services, which is typically around twelve months, contract compression services generally continue on a month to month basis until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we typically do not take title to the natural gas we compress, and the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity price fluctuations. See “General Terms of our Contract Operations Customer Service Agreements,” below, for a more detailed description.

We intend to continue to work with Archrock to manage our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When one of Archrock’s salespersons is advised of a new contract operations services opportunity allocable to us, he or she will obtain relevant information concerning the project, including natural gas flow, pressure and natural gas composition, and then review our and Archrock’s fleets for an available and appropriate compressor unit. In some instances, we may choose to purchase newly-fabricated equipment to fulfill our customers’ needs if no idle equipment is available in our fleet. Please read Part III, Item 13 (“Certain Relationships and Related Transactions and Director Independence”) of this Annual Report on Form 10-K for additional information regarding our ability to share or exchange compression equipment with Archrock.

The size and horsepower of our natural gas compressor fleet on December 31, 2016 is summarized in the following table:

Range of Horsepower Per Unit	Number of Units	Aggregate Horsepower (in thousands)	% of Horsepower
0-200	2,427	278	9%
201-500	1,825	492	15%
501-800	381	241	7%
801-1,100	198	189	6%
1,101-1,500	1,045	1,426	43%
1,501 and over	333	664	20%
Total(1)	6,209	3,290	100%

(1)
Includes four compressor units, comprising approximately 1,000 horsepower, leased from Archrock and excludes six compressor units, comprising approximately 6,000 horsepower, leased to Archrock (see Note 4 (“Related Party Transactions”) to our Financial Statements).

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

Competitive Strengths

We believe we have the following key competitive strengths:

•
Our relationship with Archrock.  Our relationship with Archrock and our access to its personnel, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract operations services. We and Archrock intend to continue to manage our respective compression fleets as one pool of compression equipment from which we can more easily fulfill our respective customers’ needs. This relationship also gives us an advantage in pursuing compression opportunities throughout the U.S. As of December 31, 2016, Archrock owned approximately 0.5 million horsepower of compression equipment, excluding the compression equipment owned by us, in its contract operations business. Archrock intends for us to be the primary long-term growth vehicle for its contract operations business.

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

•
Large fleet in substantially all major U.S. producing regions.  We operate in substantially all major oil and natural gas producing regions in the U.S. Our large fleet and numerous operating locations throughout the U.S., combined with our ability, as a result of our relationship with Archrock, to efficiently move equipment among producing regions, means that we are not dependent on production activity in any particular region. We believe our size, geographic scope and broad customer base provide us with improved operating expertise and business development opportunities.

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

•
Grow our business organically and through acquisitions.  We plan to grow our business over time through the potential future acquisition of additional assets from compression providers and natural gas transporters or producers. We also plan to grow our business organically over the long term by adding new horsepower in key growth areas, including by providing compression services to producers of oil and natural gas from shale and liquids rich plays.

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

Trends and Outlook

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves in the U.S. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, our customers’ decisions between using our services or our competitors’ services, our customers’ decisions regarding whether to own and operate the equipment themselves and the timing and consummation of any acquisition of additional contract operations customer service agreements and equipment from third parties. Although we believe our contract operations business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2016 decreased by approximately 0.6% to approximately 27,223 billion cubic feet (“Bcf”) compared to approximately 27,395 Bcf for the twelve months ended November 30, 2015. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 0.4% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.`

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2016 decreased by approximately 1.2% to 28,380 Bcf compared to 28,725 Bcf for the twelve months ended November 30, 2015. The EIA forecasts that total U.S. natural gas marketed production will increase by 2% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $3.71 per million British thermal unit (“MMBtu”) at December 31, 2016, which was approximately 31% higher and 63% higher than prices at September 30, 2016 and December 31, 2015, respectively, and the U.S. natural gas liquid composite price was $5.45 per MMBtu for the month of November 2016, which was approximately 4% higher and 29% higher than prices for the months of September 2016 and December 2015, respectively. While prices at December 31, 2016 improved relative to the comparable periods above, lower natural gas and natural gas liquids prices during 2015 and 2016 as compared to 2014 prices caused many companies to reduce their natural gas drilling and production activities during 2015 and further reduce those activities during 2016 from their 2014 levels in select shale plays and in more mature and predominantly dry gas areas in the U.S., where we provide a significant amount of contract operations services. In addition, the West Texas Intermediate crude oil spot price was $53.75 per barrel at December 31, 2016, which was approximately 13% higher and 45% higher than prices at September 30, 2016 and December 31, 2015, respectively. While the price at December 31, 2016 improved relative to the comparable periods above, lower West Texas Intermediate crude oil prices during 2015 and 2016 as compared to 2014 prices resulted in a continued decrease in capital investment and in the number of new oil wells drilled by exploration and production companies in 2016 compared to 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity.

As a result of the reduction in capital spending and drilling activity by U.S. producers in 2016, we experienced a decline in operating horsepower and an increase in pricing pressure during 2016 compared to 2015, though we achieved improved contract operations gross margin percentage and lower selling, general and administrative expense in 2016 compared to 2015, attributable in part to our cost management efforts.

According to the Barclays 2017 Global E&P Spending Outlook, North America upstream spending is expected to increase by 27% in 2017. Due to the forecasted increase in customer spending in 2017, we anticipate horsepower returns will moderate during 2017 compared to 2016. We also anticipate investing more capital in new fleet units in 2017 than we did in 2016 to take advantage of expected improving market conditions during 2017. However, because compression service providers are a later cycle participant during improving markets, we anticipate any significant increase in the demand for our contract operations services will lag an increase in drilling activity. Also, given the operating horsepower declines and pricing pressure experienced in 2016, we expect to see a decline in our contract operations revenue in 2017 compared to 2016.

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending normally results in changes in demand for our services; however, we believe our contract operations business is typically less impacted by commodity prices than certain other oil and natural gas service providers because:

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

During the years ended December 31, 2016 and 2015, Williams Partners (formerly known as “Access”) accounted for approximately 17% and 16% of our revenue, respectively. During the year ended December 31, 2014, Access accounted for approximately 12% of our revenue. Access merged with Williams Partners, L.P. (“Williams Partners”), a publicly traded limited partnership controlled by the Williams Companies, Inc. (“Williams Parent”), in February 2015 and, on an as-combined basis, Access and Williams Partners would have accounted for approximately 15% of our consolidated revenue during the year ended December 31, 2014. Additionally, during the years ended December 31, 2016 and December 31, 2015, Anadarko Petroleum Corporation (“Anadarko”) accounted for approximately 10% and 10%, of our revenue, respectively. No other single customer accounted for more than 10% of our revenue during the years ended December 31, 2016, December 31, 2015, and December 31, 2014.

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

Unless the Omnibus Agreement is terminated earlier due to a change of control of Archrock GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2018 or on the date on which a change of control of Archrock occurs, whichever event occurs first. If a change of control of Archrock occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Archrock will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

Environmental and Other Regulations

Government Regulation

Our operations are subject to stringent and complex U.S. federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment and to occupational safety and health. Compliance with these environmental laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory and remedial obligations, and the issuance of injunctions delaying or prohibiting operations. We believe that our operations are in substantial compliance with applicable environmental and safety and health laws and regulations and that continued compliance with currently applicable requirements would not have a material adverse effect on us. However, the trend in environmental regulation has been to place more restrictions on activities that may affect the environment, and thus, any changes in these laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal, emission or remediation requirements could have a material adverse effect on our results of operations and financial position.

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

New Source Performance Standards (“NSPS”)

On June 3, 2016, the U.S. Environmental Protection Agency (“EPA”) issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and volatile organic compounds (“VOC”) from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not currently covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. At this time, we do not believe the rule will have a material adverse impact on our business, financial condition, results of operations or ability to make cash distributions to our unitholders.

Venting and Flaring on Federal Lands

On November 18, 2016, the U.S. Department of the Interior’s Bureau of Land Management published final regulations to reduce venting and flaring on federal and tribal lands. The regulation requires leak detection inspections at compressor stations and imposes requirements to reduce emissions from pneumatic controllers, among other things. This regulation may require us to incur material costs to comply.

National Ambient Air Quality Standards (“NAAQS”)

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

Texas Commission on Environmental Quality (“TCEQ”)

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

Source Aggregation

On June 3, 2016, the EPA issued final rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, such as compressor stations, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require the installation of costly pollution control equipment.

Generally

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

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2016.

In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. On July 1, 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain such an air permit even if the project will substantially increase the source’s greenhouse gas emissions. However, for those sources that trigger such air permitting requirements based on their traditional criteria pollutant emissions, the permit must include a limit for greenhouse gases. In addition, the Court concluded that the rule was flawed because the EPA failed to identify a de minimis threshold for greenhouse gases below which Best Available Control Technology would not be required. As of October 3, 2016, the EPA published a proposed rule that would set that de minimis threshold at 75,000 tons per year, effectively restoring the permitting levels that the agency was applying prior to the Supreme Court’s 2014 decision. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward.

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

Water Discharges

The CWA and analogous state laws and their implementing regulations impose restrictions and strict controls with respect to the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In addition, the CWA regulates storm water discharges associated with industrial activities depending on a facility’s primary standard industrial classification. Several of Archrock’s facilities on which we may store inactive compression units are required to have industrial wastewater discharge permits under local wastewater ordinances, which Archrock has obtained. U.S. federal laws also require development and implementation of spill prevention, controls, and countermeasure plans, including appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak at such facilities.

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

The amount of cash distributions are determined by our board of directors on a quarterly basis. In order to pay cash distributions at the current rate, we will require available cash of approximately $19.1 million per quarter, or $76.4 million per year, based on the number of common and general partner units outstanding on December 31, 2016. In light of current market conditions, we may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at our current distribution rate or at all. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described in this section.

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

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. A large number of appraisal review boards denied our position, although some accepted it, and we filed petitions for review in the appropriate district courts with respect to the 2012 through 2016 tax years. See Part I, Item 3 (“Legal Proceedings”) and Note 16 (“Commitments and Contingencies”) to our Financial Statements included in this Annual Report on Form 10-K for additional information regarding legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a Heavy Equipment Dealer, the qualification of our natural gas compressors as Heavy Equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes, as well as the location where our natural gas compressors are taxable, under revised Texas statutes.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $14.9 million during the year ended December 31, 2016. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $50.1 million as of December 31, 2016, of which approximately $11.0 million has been agreed to by a number of appraisal review boards and county appraisal districts and $39.1 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation with the appraisal districts, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2016, we had approximately $1.3 billion in outstanding debt obligations net of unamortized debt discounts and unamortized deferred financing costs. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the Disclosure Regarding Forward-Looking Statements section included in Part I of this Annual Report on Form 10-K.

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

We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018, and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 3.50 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. As of December 31, 2016, we maintained a 3.9 to 1.0 EBITDA to Total Interest Expense ratio, a 4.7 to 1.0 Total Debt to EBITDA ratio and a 2.3 to 1.0 Senior Secured Debt to EBITDA ratio. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, including reductions in our general and administrative expenses, our capital expenditures or the payment of cash distributions at our current distribution rate. Any of these measures could have an adverse effect on our operations, cash flows and the price of our common units.

The breach of any of our covenants could result in a default under our Credit Agreement which could cause our indebtedness under our Credit Agreement to become due and payable. If the repayment obligations on any of our indebtedness were to be so accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. As of December 31, 2016, we were in compliance with all financial covenants under the Credit Agreement.

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

During the year ended December 31, 2016, Williams Partners and Anadarko accounted for approximately 17% and 10%, respectively, of our consolidated revenue. There is no guarantee that, upon the expiration of the Partnership’s existing services agreements with Williams Partners or Anadarko, Williams Partners will choose to renew or Anadarko will choose to renew these existing services agreements or enter into similar agreements with the Partnership. The loss of our business with Williams Partners or Anadarko, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Williams Partners or Anadarko to meet their payment obligations under our contractual arrangements, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

We may not be able to maintain or grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our senior secured credit facility may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Additionally, pursuant to our partnership agreement, we intend to distribute all of our “available cash,” as defined in our partnership agreement, to our unitholders on a quarterly basis. Therefore, a significant portion of our cash flow from operations will be used to fund such distributions. As a result, we intend to fund our growth capital expenditures and acquisitions with external sources of capital including additional borrowings under our senior secured credit facility and/or public or private offerings of equity or debt. Our ability to grow our asset and customer base could be impacted by any limits on our ability to access equity and debt capital.

As a result of recent market instability, we may be unable to access the capital and credit markets to obtain additional capital, which could adversely affect our operations, impair our ability to make acquisitions or capital expenditures and reduce the amount of cash available for distribution.

We may require additional capital to increase our asset or operational base or to maintain our distributions. Recent instability in the capital and credit markets (both generally and in the oil and gas industry in particular) could limit our ability to access these markets to raise debt or equity capital on affordable terms or to obtain additional financing for working capital, capital expenditures or acquisitions or to refinance existing indebtedness. Recent instability in the oil and gas industry, among other things, may cause some lenders to increase interest rates, enact tighter lending standards, refuse to finance existing debt at maturity on favorable terms or at all and may reduce or cease to provide funding to borrowers. If we are unable to access the capital and credit markets on favorable terms, or if we are not successful in raising capital within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition and could limit our ability to make cash distributions to our unitholders at our current distribution rate.

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

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.5 million, and $12.4 million during 2014 and 2013, respectively. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $11.4 million and $12.8 million during 2014 and 2013, respectively. Accordingly, our distributable cash flow (please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Annual Report on Form 10-K for a discussion of distributable cash flow) would have been approximately $13.9 million and $25.2 million lower during 2014 and 2013, respectively, without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.20x and 1.13x during 2014 and 2013, respectively, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.30x and 1.36x during 2014 and 2013, respectively.

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

Through its subsidiaries, Archrock owns all of our general partner interests, including all of the incentive distribution rights, and a significant amount of our limited partner interests. Our access to Archrock’s personnel, logistical capabilities, geographic scope and operational efficiencies allows us to provide a full complement of contract operations services. In addition, we benefit from a number of arrangements in the Omnibus Agreement between us and Archrock (see Note 4 (“Related Party Transactions”) to our Financial Statements for further discussion of the Omnibus Agreement). A material adverse effect upon Archrock’s assets, liabilities, financial condition, business or operations could impact Archrock’s ability to continue to provide these benefits to us. As a result, we could experience a material adverse effect upon our business, results of operations, financial condition and ability to make cash distributions to our unitholders, even if we have not suffered any similar developments.

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

Because we own a larger portion of our and Archrock’s combined pool of idle compression equipment than in prior years, we expect that our maintenance capital expenditures will increase, which could reduce the amount of cash available for distribution.

Archrock manages its and our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. Given that the majority of the idle compression equipment has historically been held by Archrock, much of the idle compression equipment required for these contract operations services opportunities has been held by Archrock. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Since Archrock has historically owned the majority of such equipment, Archrock has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased to the recipient, the maintenance capital cost is a component of the lease rate that is paid under the lease. Because we currently own approximately 60% of our and Archrock’s combined pool of idle compression equipment by horsepower, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures would increase, which could reduce our cash available for distribution.

A substantial portion of our cash flow must be used to service our debt obligations, and future interest rate increases could reduce the amount of our cash available for distribution.

At December 31, 2016, we had $1.3 billion in outstanding debt obligations, net of unamortized debt discounts and unamortized deferred financing costs, consisting of $341.2 million outstanding under our 6% senior notes due October 2022 (the “2014 Notes”), $342.4 million outstanding under our 6% senior notes due April 2021 (the “2013 Notes”), $509.5 million outstanding under our revolving credit facility and $149.6 million outstanding under our term loan. Our Credit Agreement, which consists of a revolving credit facility and term loan facility, requires that we make mandatory prepayments of the term loan with the net cash proceeds of certain asset transfers. Borrowings under our senior secured credit facility bear interest at floating rates. We have effectively fixed a portion of the floating rate debt through the use of interest rate swaps; however, changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. As of December 31, 2016, after taking into consideration interest rate swaps, we had $159.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2016 would result in an annual increase in our interest expense of approximately $1.6 million. Any such increase in our interest expense could reduce the amount of cash we have available for distribution.

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

Archrock and its affiliates, other than us, are prohibited from competing directly or indirectly with us with respect to certain of our existing customers and certain locations where we currently conduct business, and with respect to any new contract compression services customer that approaches either Archrock or ourselves, until the earlier of December 31, 2018, a change of control of Archrock or our general partner, or the removal or withdrawal of our general partner. Otherwise, Archrock is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Archrock continues to own and operate a contract operations business, including natural gas compression, and continues to engage in aftermarket service activities. Archrock is an established participant in the contract operations business, and has significant resources, including idle compression equipment, operating personnel, vendor relationships and experience, which factors may make it challenging for us to compete with it with respect to commercial activities as well as for acquisition opportunities. As a result, competition from Archrock could adversely impact our results of operations and cash available for distribution.

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

The size, nature and complexity of our business make us susceptible to various claims, both in litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 (“Legal Proceedings”) and also Note 16 (“Commitments and Contingencies”) to our Financial Statements included in this Annual Report on Form 10-K for additional information regarding certain legal proceedings to which we are a party.

U.S. federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect demand for our contract operations services.

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. Hydraulic fracturing involves the injection of water, sand or alternative proppant and chemicals under pressure into target geological formations to fracture the surrounding rock and stimulate production. We do not perform hydraulic fracturing, but many of our customers do. Hydraulic fracturing is typically regulated by state agencies, but recently, there has been increased public concern regarding an alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate U.S. federal, state and local legislation that would increase the regulatory burden imposed on hydraulic fracturing.

For example, at the U.S. federal level, the U.S. Environmental Protection Agency (“EPA”) issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act and proposed regulations under the CWA governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. On March 26, 2015, the U.S. Department of the Interior’s Bureau of Land Management released a final rule that updates existing regulation of hydraulic fracturing activities on U.S. federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water. The final rule was expected to be effective on June 24, 2015, but, on September 30, 2015, a federal district court issued a preliminary injunction preventing implementation of the rule and, on June 21, 2016, that court voided the rule for exceeding the agency’s statutory authority. In addition, several governmental reviews are underway that focus on environmental aspects of hydraulic fracturing activities. In December 2016, the EPA released its final report on the potential impact of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States, although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. The results of this study or similar governmental reviews could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act of 1974 or otherwise.

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

On June 3, 2016, the EPA issued final regulations amending the New Source Performance Standards (“NSPS”) for the oil and natural gas source category and applying to sources of emissions of methane and volatile organic compounds (“VOC”) from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not currently covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. At this point, we cannot predict whether any such proposed regulations would require us to incur material costs.

On November 18, 2016, the U.S. Department of the Interior’s Bureau of Land Management published final regulations to reduce venting and flaring on federal and tribal lands. The regulation requires leak detection inspections at compressor stations and imposes requirements to reduce emissions from pneumatic controllers, among other things. This rule may require us to incur material costs to comply.

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

Finally, on June 3, 2016, the EPA issued final rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, such as compressor stations, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require the installation of costly pollution control equipment.

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

We are subject to a variety of U.S. federal, state and local laws and regulations, including relating to the environment, health and safety and taxation. Many of these laws and regulations are complex, change frequently, are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance. From time to time, as part of our operations, including newly acquired operations, we may be subject to compliance audits by regulatory authorities in the various states in which we operate.

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

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2016.

In addition, the EPA in June 2010 published a final rule providing for the tailored applicability of air permitting requirements for greenhouse gas emissions. The EPA reported that the rulemaking was necessary because without it certain permitting requirements would apply as of January 2011 at an emissions level that would have greatly increased the number of required permits and, among other things, imposed undue costs on small sources and overwhelmed the resources of permitting authorities. In the rule, the EPA established two initial steps of phase-in to minimize those burdens, excluding certain smaller sources from greenhouse gas permitting until at least April 30, 2016. On January 2, 2011, the first step of the phase-in applied only to new projects at major sources (as defined under those CAA permitting programs) that, among other things, increase net greenhouse gas emissions by 75,000 tons per year. On July 1, 2011, the second step of the phase-in began requiring permitting for otherwise minor sources of air emissions that have the potential to emit at least 100,000 tons per year of greenhouse gases. On June 29, 2012, the EPA issued final regulations for “Phase III” of its program, retaining the permitting thresholds established in Phases I and II. On June 23, 2014, the U.S. Supreme Court held that greenhouse gas emissions alone cannot trigger an obligation to obtain such an air permit even if the project will substantially increase the source’s greenhouse gas emissions. However, for those sources that trigger such air permitting requirements based on their traditional criteria pollutant emissions, the permit must include a limit for greenhouse gases. In addition, the Court concluded that the rule was flawed because the EPA failed to identify a de minimis threshold for greenhouse gases below which Best Available Control Technology would not be required. As of October 3, 2016, the EPA published a proposed rule that would set that de minimis threshold at 75,000 tons per year, effectively restoring the permitting levels that the agency was applying prior to the Supreme Court’s 2014 decision. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward.

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

Unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units voting together as a single class is required to remove our general partner. As of December 31, 2016, our general partner and its affiliates owned 43% of our aggregate outstanding common units.

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

At December 31, 2016, Archrock and its affiliates held 29,064,637 common units. The sale of these common units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. At December 31, 2016, our general partner and its affiliates owned 43% of our aggregate outstanding common units.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate and would likely pay state income tax at varying rates. Further, distributions to unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Therefore, treatment of us as a corporation would result in a material reduction in the distributions and after-tax return to the unitholders, which would cause a substantial reduction in the value of our common units. Because a tax would be imposed upon us as a corporation, our cash available for distribution would be substantially reduced. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that could affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

We have requested and obtained favorable private letter rulings from the IRS with respect to the characterization of certain of our income as “qualifying income.” In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes. However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity if our gross income is not properly classified as qualifying income and could negatively impact the value of an investment in our common units. If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate rate. Further, distributions to unitholders would generally be taxed as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Therefore, treatment of us as a corporation would result in a material reduction in the distributions and after-tax return to the unitholders, which would cause a substantial reduction in the value of our common units. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

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

Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. Although our general partner may elect to have our unitholders take such audit adjustments into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.

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

A substantial portion of the amount realized from the sale of your units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture.  Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units.  Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year.  In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Item 3.  Legal Proceedings

Please see Note 16 (“Commitments and Contingencies”) to our Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 3.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units trade on the NASDAQ Global Select Market under the symbol “APLP.” On February 16, 2017, the closing price of a common unit was $17.75. At the close of business on February 14, 2017, based upon information received from our transfer agent and brokers and nominees, we had 12 registered common unitholders and 10,567 street name holders. The following table sets forth the range of high and low sale prices for our common units and cash distributions declared per common unit for the periods indicated.

	Price Range		Cash Distribution Declared per
	High	Low	Common Unit(1)
Year ended December 31, 2015
First Quarter	$26.00	$20.58	$0.5625
Second Quarter	$27.93	$22.07	$0.5675
Third Quarter	$24.16	$11.65	$0.5725
Fourth Quarter	$20.96	$10.58	$0.5725
Years Ended December 31, 2016
First Quarter	$13.12	$5.36	$0.2850
Second Quarter	$16.00	$9.61	$0.2850
Third Quarter	$15.64	$12.79	$0.2850
Fourth Quarter	$17.47	$13.43	$0.2850

(1)	Cash distributions declared for each quarter are paid in the following calendar quarter.

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

We make distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

•	first, 98% to the common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	second, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	third, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

In order to continue to pay cash distributions at the current rate, we will require available cash of approximately $19.1 million per quarter, or $76.4 million per year, based on the number of common and general partner units outstanding on December 31, 2016.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2016:

Period	Total Number of Units Repurchased(1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units yet to be Purchased Under the Publicly Announced Plans or Programs
October 1, 2016 - October 31, 2016	—	$—	N/A	N/A
November 1, 2016 - November 30, 2016	—	—	N/A	N/A
December 1, 2016 - December 31, 2016	551	16.04	N/A	N/A
Total	551	$16.04	N/A	N/A

(1)	Represents units withheld to satisfy employees’ tax withholding obligations in connection with vesting of phantom units during the period.

Item 6.  Selected Financial Data

The table below shows selected financial data for Archrock Partners, L.P. for each of the years in the five-year period ended December 31, 2016, which has been derived from our audited Financial Statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this Annual Report on Form 10-K (in thousands, except per unit data):

	2016(1)(2)	2015(1)	2014(3)	2013(1)	2012(1)
Statement of Operations Data:
Revenue	$562,360	$656,808	$581,036	$466,193	$387,493
Gross margin(4)	352,949	398,316	342,998	264,148	204,333
Depreciation and amortization	153,741	155,786	128,196	103,711	88,298
Long-lived asset impairment(5)	46,258	38,987	12,810	5,350	29,560
Restructuring charges (6)	7,309	—	702	—	—
Goodwill impairment(7)	—	127,757	—	—	—
Selling, general and administrative — affiliates	79,717	85,586	80,521	61,971	49,889
Interest expense	77,863	74,581	57,811	37,068	25,167
Other income, net	(2,594)	(1,391)	(74)	(9,481)	(35)
Provision for income taxes	1,412	1,035	1,313	1,506	945
Net income (loss)	(10,757)	(84,025)	61,719	64,023	10,509
Weighted average common units outstanding:
Basic	60,450	58,539	54,107	47,651	41,371
Diluted	60,450	58,539	54,109	47,667	41,382
Income (loss) per common unit:
Basic	$(0.18)	$(1.71)	$0.89	$1.18	$0.14
Diluted	$(0.18)	$(1.71)	$0.89	$1.18	$0.14
Other Financial Data:
Distributable cash flow(4)	$175,696	$190,690	$177,628	$152,976	$117,966
Cash Capital expenditures:
Growth(8)	$38,445	$177,373	$258,636	$126,635	$119,460
Maintenance(9)	23,900	51,829	45,316	41,401	38,368
Cash distributions declared and paid per limited partner unit in respective periods	1.4275	2.2600	2.1650	2.0800	2.0000
Balance Sheet Data:
Cash and cash equivalents	$217	$472	$295	$182	$142
Working capital(10)	39,216	55,928	60,256	46,802	1,661
Total assets(11)	1,903,374	1,994,653	1,995,713	1,359,460	1,162,854
Long-term debt, net(11)	1,342,724	1,410,382	1,286,564	749,352	679,818
Partners’ capital	522,173	547,996	683,341	591,755	439,000

(1)
In November 2016, April 2015, March 2013, and March 2012, we acquired from Archrock contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements. An acquisition of a business from an entity under common control is generally accounted for in accordance with accounting principles generally accepted in the U.S. (“GAAP”) by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect of these acquisitions was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisitions beginning on the date of each acquisition.

(2)
In March 2016, we completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The results of operations attributable to the assets acquired in the March 2016 Acquisition have been included in our consolidated financial statements since the date of acquisition. Please see Note 3 (“Business Acquisitions”) to our Financial Statements for further discussion on these acquisitions.

(3)
During 2014, we completed acquisitions of natural gas compression assets, including compressor units from MidCon, L.L.C. (MidCon”), (the “August 2014 MidCon Acquisition”) and (the “April 2014 MidCon Acquisition”), which on a combined basis included a fleet of 499 compressor units, comprising approximately 554,000 horsepower. The results of operations attributable to the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition have been included in our consolidated financial statements since the date of acquisition. Please see Note 3 (“Business Acquisitions”) to our Financial Statements for further discussion on these acquisitions.

(4)	Gross margin, and distributable cash flow are non-GAAP financial measures. They are defined, reconciled to net income (loss) and discussed further in “Non-GAAP Financial Measures” below.

(5)	For a discussion of long-lived asset impairments, see Note 13 (“Long-Lived Asset Impairment”) to our Financial Statement of this Annual Report on Form 10-K.

(6)	For a discussion of restructuring charges, see Note 14 (“Restructuring Charges”) to our Financial Statements.

(7)	For a discussion of goodwill impairment, see Note 5 (“Goodwill”) to our Financial Statement of this Annual Report on Form 10-K.

(8)
Growth capital expenditures are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets, whether through construction, acquisition or modification. Substantially all of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition to the cost of new compressor units, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications that it previously was not suited.

(9)
Maintenance capital expenditures are made to maintain the existing operating capacity of our assets and related cash flows further extending the useful lives of the assets. Maintenance capital expenditures are related to the major overhauls of significant components of a compressor unit, such as the engine, compressor, and cooler, that return the components to a like new condition, but do not modify the applications for which the compressor unit was designed.

(10)	Working capital is defined as current assets minus current liabilities.

(11)
During the first quarter of 2016, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2015-06. As a result of this update we reclassified $11.6 million, $13.7 million, $8.6 million and $0.7 million from Intangible and other assets, net to Long-term debt as of December 31, 2015, 2014, 2013, and 2012, respectively. See Note 2 (“Recent Accounting Developments”) for further discussion.

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

The following table reconciles our net income (loss) to gross margin (in thousands):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Net income (loss)	$(10,757)	$(84,025)	$61,719	$64,023	$10,509
Depreciation and amortization	153,741	155,786	128,196	103,711	88,298
Long-lived asset impairment	46,258	38,987	12,810	5,350	29,560
Restructuring charges	7,309	—	702	—	—
Goodwill impairment	—	127,757	—	—	—
Selling, general and administrative — affiliates	79,717	85,586	80,521	61,971	49,889
Interest expense	77,863	74,581	57,811	37,068	25,167
Other income, net	(2,594)	(1,391)	(74)	(9,481)	(35)
Provision for income taxes	1,412	1,035	1,313	1,506	945
Gross margin	$352,949	$398,316	$342,998	$264,148	$204,333

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

The following table reconciles our net income (loss) to distributable cash flow (in thousands, except ratios):

	Years Ended December 31,
	2016		2015		2014		2013		2012
Net income (loss)	$(10,757)		$(84,025)		$61,719		$64,023		$10,509
Depreciation and amortization	153,741		155,786		128,196		103,711		88,298
Long-lived asset impairment	46,258		38,987		12,810		5,350		29,560
Restructuring charges	7,309		—		702		—		—
Goodwill impairment	—		127,757		—		—		—
Cap on operating and selling, general and administrative costs provided by Archrock	—		—		13,850		25,180		24,758
Non-cash selling, general and administrative costs — affiliates	1,203		1,059		1,376		1,174		797
Interest expense	77,863		74,581		57,811		37,068		25,167
Expensed acquisition costs	523		302		2,471		821		695
Less: Gain on sale of property, plant and equipment	(3,585)		(1,747)		(2,466)		(10,140)		(689)
Less: Loss on non-cash consideration in March 2016 Acquisition	635		—		—		—		—
Less: Cash interest expense	(73,594)		(70,181)		(53,525)		(32,810)		(22,761)
Less: Cash maintenance capital expenditures	(23,900)		(51,829)		(45,316)		(41,401)		(38,368)
Distributable cash flow	$175,696		$190,690		$177,628		$152,976		$117,966
Distributions declared to all unitholders for the period, including incentive distributions rights	$71,647		$154,349		$136,829		$112,705		$91,617
Distributable cash flow coverage(1)	2.45	x	1.24	x	1.30	x	1.36	x	1.29	x
Distributable cash flow coverage (without the benefit of the cost caps)(2)	2.45	x	1.24	x	1.20	x	1.13	x	1.02	x

(1)	Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights.

(2)
Defined as distributable cash flow excluding the benefit of the cost caps divided by distributions declared to all unitholders for the period, including incentive distribution rights. The benefit received by us from the caps on operating and selling, general and administrative costs provided by Archrock was $13.9 million, $25.2 million, and $24.8 million during the years ended December 31, 2014, 2013, and 2012, respectively. The caps on operating and SG&A costs provided by Archrock terminated on January 1, 2015.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Net cash provided by operating activities	$213,029	$241,166	$185,764	$158,286	$125,217
(Provision for) benefit from doubtful accounts	(2,672)	(2,255)	(1,060)	25	(494)
Restructuring charges	7,309	—	702	—	—
Cap on operating and selling, general and administrative costs provided by Archrock	—	—	13,850	25,180	24,758
Expensed acquisition costs	523	302	2,471	821	695
Payments for settlement of interest rate swaps that include financing elements	(3,058)	(3,728)	(3,793)	(2,207)	—
Cash maintenance capital expenditures	(23,900)	(51,829)	(45,316)	(41,401)	(38,368)
Changes in assets and liabilities	(15,535)	7,034	25,010	12,272	6,158
Distributable cash flow	$175,696	$190,690	$177,628	$152,976	$117,966

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

Overview

We are a Delaware limited partnership formed in June 2006 and are the U.S. market leader in the full-service natural gas compression business. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers.

Our customers typically contract for our contract operations services on a site-by-site basis for a specific monthly service rate that is reduced if we fail to operate in accordance with the contract terms. Following the initial minimum term for our contract compression services, which is typically around twelve months, contract compression services generally continue on a month to month basis until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. See “General Terms of Our Contract Operations Customer Service Agreements,” in Part I, Item 1 (“Business”) of this Annual Report on Form 10-K, for a more detailed description.

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

Trends and Outlook

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves in the U.S. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, our customers’ decisions between using our services or our competitors’ services, our customers’ decisions regarding whether to own and operate the equipment themselves and the timing and consummation of any acquisition of additional contract operations customer service agreements and equipment from third parties. Although we believe our contract operations business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2016 decreased by approximately 0.6% to approximately 27,223 billion cubic feet (“Bcf”) compared to approximately 27,395 Bcf for the twelve months ended November 30, 2015. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will increase by 0.4% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2016 decreased by approximately 1.2% to 28,380 Bcf compared to 28,725 Bcf for the twelve months ended November 30, 2015. The EIA forecasts that total U.S. natural gas marketed production will increase by 2% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.
Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $3.71 per million British thermal unit (“MMBtu”) at December 31, 2016, which was approximately 31% higher and 63% higher than prices at September 30, 2016 and December 31, 2015, respectively, and the U.S. natural gas liquid composite price was $5.45 per MMBtu for the month of November 2016, which was approximately 4% higher and 29% higher than prices for the months of September 2016 and December 2015, respectively. While prices at December 31, 2016 improved relative to the comparable periods above, lower natural gas and natural gas liquids prices during 2015 and 2016 as compared to 2014 prices caused many companies to reduce their natural gas drilling and production activities during 2015 and further reduce those activities during 2016 from their 2014 levels in select shale plays and in more mature and predominantly dry gas areas in the U.S., where we provide a significant amount of contract operations services. In addition, the West Texas Intermediate crude oil spot price was $53.75 per barrel at December 31, 2016, which was approximately 13% higher and 45% higher than prices at September 30, 2016 and December 31, 2015, respectively. While the price at December 31, 2016 improved relative to the comparable periods above, lower West Texas Intermediate crude oil prices during 2015 and 2016 as compared to 2014 prices resulted in a continued decrease in capital investment and in the number of new oil wells drilled by exploration and production companies in 2016 compared to 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower are also impacted by crude oil drilling and production activity.

As a result of the reduction in capital spending and drilling activity by U.S. producers in 2016, we experienced a decline in operating horsepower and an increase in pricing pressure during 2016 compared to 2015, though we achieved improved contract operations gross margin percentage and lower selling, general and administrative expense in 2016 compared to 2015, attributable in part to our cost management efforts.

According to the Barclays 2017 Global E&P Spending Outlook, North America upstream spending is expected to increase by 27% in 2017. Due to the forecasted increase in customer spending in 2017, we anticipate horsepower returns will moderate during 2017 compared to 2016. We also anticipate investing more capital in new fleet units in 2017 than we did in 2016 to take advantage of expected improving market conditions during 2017. However, because compression service providers are a later cycle participant during improving markets, we anticipate any significant increase in the demand for our contract operations services will lag an increase in drilling activity. Also, given the operating horsepower declines and pricing pressure experienced in 2016, we expect to see a decline in our contract operations revenue in 2017 compared to 2016.

Certain Key Challenges and Uncertainties

In addition to general market conditions in the oil and natural gas industry and competition in the natural gas compression industry, we believe the following represent some of the key challenges and uncertainties we will face in the near future:

U.S. Market Conditions. As a result of the reduction in capital spending and drilling activity by U.S. producers in 2016, we experienced a decline in operating horsepower and an increase in pricing pressure from our customers during 2016 compared to 2015, though we achieved improved contract operations gross margin percentage and lower selling, general and administrative expense in 2016 compared to 2015, attributable in part to our cost management efforts.

Although, according to the Barclays 2017 Global E&P Spending Outlook, North America upstream spending is expected to increase by 27% in 2017, because compression service providers are a later cycle participant during improving market conditions, we anticipate any significant increase in the demand for our contract operations services will lag an increase in drilling activity. Also, given the operating horsepower declines and pricing pressure experienced in 2016, we expect to see a decline in our contract operations revenue in 2017 compared to 2016.

Capital Requirements and the Availability of External Sources of Capital. We anticipate investing more capital, particularly in new fleet units, in 2017 than we did in 2016 to take advantage of expected improving market conditions during 2017. In order to fund a significant portion of these capital expenditures, we expect to incur borrowings under our senior secured credit facility and we may issue additional debt or equity securities, as appropriate, given market conditions. We have a substantial amount of debt that could limit our ability to fund these capital expenditures. Also, although conditions in the capital and credit markets (both generally and in the oil and gas industry in particular) have improved since the significant decline in oil and natural gas prices in the third quarter of 2014, current conditions could limit our ability to access these markets to raise capital on affordable terms in 2017 and beyond. If we are not successful in raising capital within the time period required or at all, we may not be able to fund these capital expenditures, which could impair our ability to grow or maintain our business.

Cost Management. In January 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses and in light of then current and expected activity levels. This cost reduction program helped to mitigate the impact of the overall decline in our contract operations business during 2016 as a result of the low commodity price environment. However, maintaining cost reductions continues to be challenging, and there is no guarantee that Archrock’s cost reduction program will continue to result in a reduction of our operating expenses, including the amount of any allocated costs for which we reimburse Archrock under the Omnibus Agreement, or offset any declines in revenue during 2017.

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

Summary of Results

Net income (loss).  We generated net losses of $10.8 million and $84.0 million during the years ended December 31, 2016 and 2015, respectively, and net income of $61.7 million during the year ended December 31, 2014. The decrease in the net loss during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a $127.8 goodwill impairment recorded during the year ended December 31, 2015 and a $5.9 million decrease in Selling, General and Administrative (“SG&A”) expense, partially offset by a $45.4 million decrease in gross margin, a $7.3 million increase in long-lived asset impairments and a $7.3 million increase in restructuring charges. The change in net income (loss) during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to a $127.8 million goodwill impairment recorded during the year ended December 31, 2015, a $26.2 million increase in long-lived asset impairment, an increase in depreciation expense primarily associated with the acquisitions discussed below and increased interest expense on our revolving credit facility and 2014 Notes, which was partially offset by an increase of $39.7 million in gross margin from the inclusion of the assets acquired in the April 2015 Contract Operations Acquisition and full year results from the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition.

Distributable cash flow.  Our distributable cash flow was $175.7 million, $190.7 million and $177.6 million during the years ended December 31, 2016, 2015 and 2014, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) was 2.45x, 1.24x and 1.30x during the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in distributable cash flow during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in gross margin and an increase in cash interest expense, partially offset by a decrease in maintenance capital expenditures and cash SG&A expense. The increase in distributable cash flow coverage was primarily driven by a decrease in distributions declared to all unitholders from $154.3 million during the year ended December 31, 2015 to $71.6 million during the year ended December 31, 2016 partially offset by the decrease in distributable cash flow discussed above. The increase in distributable cash flow during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the increase in gross margin discussed above, partially offset by an increase in cash interest expense, a decrease in benefits received from the caps on operating and SG&A costs provided by Archrock that terminated on January 1, 2015 and an increase in maintenance capital expenditures. Additionally, distributable cash flow coverage was impacted by an increase in distributions declared to all unitholders, including incentive distribution rights, from $136.8 million during the year ended December 31, 2014 to $154.3 million during the year ended December 31, 2015. For a reconciliation of distributable cash flow to net income (loss) and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Annual Report on Form 10-K.
Operating Highlights

The following table summarizes total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Years Ended December 31,
	2016	2015	2014
Total Available Horsepower (at period end)(1)	3,290	3,320	3,139
Total Operating Horsepower (at period end)(1)	2,874	3,030	3,040
Average Operating Horsepower	2,836	3,087	2,710
Horsepower Utilization:
Spot (at period end)	87%	91%	97%
Average	86%	93%	95%

(1)
Includes compressor units comprising approximately 1,000, 17,000 and 79,000 horsepower leased from Archrock as of December 31, 2016, 2015 and 2014, respectively. Excludes compressor units comprising approximately 6,000, 12,000 and 100 horsepower leased to Archrock as of December 31, 2016, 2015 and 2014, respectively (see Note 4 (“Related Party Transactions”) to our Financial Statements).

Financial Results of Operations

The Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Years Ended December 31,
	2016	2015
Revenue	$562,360	$656,808
Gross margin(1)	352,949	398,316
Gross margin percentage(2)	63%	61%
Expenses:
Depreciation and amortization	$153,741	$155,786
Long-lived asset impairment	46,258	38,987
Restructuring charges	7,309	—
Goodwill impairment	—	127,757
Selling, general and administrative — affiliates	79,717	85,586
Interest expense	77,863	74,581
Other income, net	(2,594)	(1,391)
Provision for income taxes	1,412	1,035
Net income (loss)	$(10,757)	$(84,025)

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

Revenue.  The decrease in revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by a decline in average operating horsepower and a decrease in rates, driven by a decrease in customer demand due to market conditions partially offset by an increase in revenue due to the inclusion of the results from the April 2015 Contract Operations Acquisition. Average operating horsepower decreased by 8% from approximately 3,087,000 during the year ended December 31, 2015 to approximately 2,836,000 during the year ended December 31, 2016.

Gross margin.  The decrease in gross margin during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to the decrease in revenue discussed above, partially offset by a decrease in cost of sales driven by a decrease in repair and maintenance expense and a decrease in lube oil expense. These cost decreases were primarily driven by the decrease in average operating horsepower explained above, a decrease in commodity prices and efficiency gains in lube oil consumption, and cost management initiatives. Gross margin percentage increased primarily due to a decrease in costs associated with the start-up of units, cost management initiatives, and the decrease in lube oil expense explained above.

Depreciation and amortization.  The decrease in depreciation and amortization expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to decreased depreciation from assets fully reserved or retired, and assets impaired during the year ended December 31, 2016 and the fourth quarter of 2015, partially offset by an increase in depreciation expense from fleet additions and an increase in amortization of customer related intangible assets acquired in connection with our March 2016 Acquisition.

Long-lived asset impairment.  During the year ended December 31, 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 430 idle compressor units totaling approximately 155,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $42.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.8 million to reduce the book value of each unit to its estimated fair value.

During the year ended December 31, 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make, or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 330 idle compressor units, representing approximately 115,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $35.3 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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

Restructuring charges.  In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with then current and expected activity levels and anticipated make ready demand in the U.S. market. During the year ended December 31, 2016, we incurred $7.3 million of restructuring charges comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower and other factors. See Note 14 (“Restructuring Charges”) to our Financial Statements for further discussion of these charges.

Goodwill impairment. Beginning in late 2014 and extending throughout 2015, the energy markets experienced a significant reduction in oil and natural gas prices which has had a significant impact on the financial performance and operating results of many oil and natural gas companies. Such declines accelerated in the fourth quarter of 2015, resulting in higher borrowing costs for companies and a substantial reduction in forecasted capital spending across the energy industry leading to lower projected growth rates over the short-term. Such declines impacted our future cash flow forecasts, our market capitalization, and the market capitalization of peer companies. We identified these conditions as a triggering event, which required us to perform a goodwill impairment test as of December 31, 2015. Accordingly, as of December 31, 2015, we recorded a full impairment of our goodwill in the fourth quarter of 2015 of $127.8 million. During the first quarter of 2016, we finalized the impairment analysis which did not result in an adjustment to the preliminary impairment booked in the fourth quarter of 2015.

SG&A — affiliates.  SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The decrease in SG&A expense was primarily due to decreased costs allocated to us by Archrock partially offset by a $0.4 million increase in bad debt expense. SG&A expenses represented 14% and 13% of revenue during the years ended December 31, 2016 and 2015, respectively.

Interest expense.  The increase in interest expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to an increase in the average balance of long-term debt, as well as, an increase in the average effective interest rates period over period.

Other income, net.  The increase in other income, net, during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily driven by an increase in gain on sale of property, plant, and equipment of $1.8 million partially offset by a $0.6 million loss on non-cash consideration in the March 2016 Acquisition.

Provision for income taxes.  The increase in our provision for income taxes during the year ended December 31, 2016 compared to December 31, 2015 was primarily due to an increase in deferred state taxes caused by accelerated tax depreciation and our inability to fully benefit our taxable losses subject to state level taxation.

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

Revenue.  The increase in revenue and average operating horsepower was primarily due to the inclusion of the assets acquired in the April 2015 Contract Operations Acquisition and full year results from the assets acquired in the August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition. Average operating horsepower increased by 14% from approximately 2,710,000 during the year ended December 31, 2014 to approximately 3,087,000 during the year ended December 31, 2015.

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

Restructuring charges.  In January 2014, Archrock announced a plan to centralize its make-ready operations to improve the cost and efficiency of its shops and further enhance the competitiveness of our and Archrock’s combined U.S. compressor fleet. As part of this plan, Archrock examined both then recent and anticipated changes in the U.S. market, including the throughput demand of its shops and the addition of new equipment to our and Archrock’s combined U.S. compressor fleet. To better align its costs and capabilities with the market, Archrock determined to close several of its make-ready shops. The centralization of its make-ready operations was completed in the second quarter of 2014. During the year ended December 31, 2014, we incurred $0.7 million of restructuring charges comprised of an allocation of expenses, including termination benefits associated with the centralization of Archrock’s make-ready operations, from Archrock to us pursuant to the terms of the Omnibus Agreement based on revenue and horsepower. See Note 14 (“Restructuring Charges”) to our Financial Statements for further discussion of these charges.

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

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the years ended December 31, 2016 and 2015, and our cash and working capital as of the end of the periods presented (in thousands):

	Years Ended December 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$213,029	$241,166
Investing activities	(47,266)	(213,287)
Financing activities	(166,018)	(27,702)
Net change in cash and cash equivalents	$(255)	$177

	December 31,
	2016	2015
Cash and cash equivalents	$217	$472
Working capital	39,216	55,928

Operating Activities.  The decrease in net cash provided by operating activities was primarily due to the decrease in gross margin and an increase in restructuring charges, partially offset by a decrease in accounts receivable in the current period as compared to an increase in accounts receivable in the prior period and a decrease in cash SG&A expense.

Investing Activities.  The decrease in net cash used in investing activities during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a $166.9 million decrease in capital expenditures and a $15.3 million increase in proceeds from sale of property, plant and equipment, partially offset by a $13.8 million payment for the March 2016 Acquisition. Capital expenditures during the year ended December 31, 2016 were $62.3 million, consisting of $38.4 million for fleet growth capital and $23.9 million for compressor maintenance activities.

Financing Activities.  The increase in net cash used in financing activities during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to $71.0 million of net repayments of long-term debt during the year ended December 31, 2016 compared to $120.5 million of net borrowings of long-term debt during the year ended December 31, 2015, partially offset by a $57.8 million decrease in distributions to unitholders.

Working Capital.  The decrease in working capital at December 31, 2016 compared to December 31, 2015 was primarily due to a $15.2 million decrease in accounts receivable and a $2.0 million increase in due to affiliates, net, which was partially offset by a $1.3 million decrease in current portion of interest rate swaps.

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

A majority of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition to the cost of new compressor units, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor, and cooler, that return the components to a like new condition, but do not modify the applications for which the compressor unit was designed.

Growth capital expenditures were $38.4 million, $177.4 million and $258.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in growth capital expenditures during the year ended December 31, 2016 compared to the year ended December 31, 2015 and the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily driven by our customers’ reduced capital spending in 2016 and 2015 when compared to 2014 as a result of the significant decline in oil and natural gas prices since the third quarter of 2014. We anticipate investing more capital in new fleet units in 2017 than we did in 2016 to take advantage of opportunities as market conditions improve.

Maintenance capital expenditures were $23.9 million, $51.8 million and $45.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in maintenance capital expenditures from December 31, 2016 compared to December 31, 2015 was primarily driven by our focus on disciplined capital spending in light of market conditions coupled with a decrease in average operating horsepower from 3.1 million during the year ended December 31, 2015 to 2.8 million during the year ended December 31, 2016. The increase in maintenance capital expenditures from December 31, 2015 compared to December 31, 2014, was primarily related to the April 2015 Contract Operations Acquisition and organic growth in our compressor unit fleet. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to increase in the future. We intend to continue to grow our business both organically and through acquisitions.

Without giving effect to any equipment we may acquire pursuant to any future acquisition, we currently plan to make approximately $150 million to $175 million in capital expenditures during 2017, including (1) approximately $115 million to $135 million on growth capital expenditures and (2) approximately $35 million to $40 million on equipment maintenance capital expenditures. Archrock manages its and our respective U.S. fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Archrock. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Archrock has owned the majority of such equipment, Archrock has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. If we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

In addition, our capital requirements include funding distributions to our unitholders, which we anticipate will be funded through cash provided by operating activities and borrowings under our senior secured credit facility. Given our objective of long-term growth through acquisitions, growth capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and growth projects. We expect to fund these future capital expenditures with borrowings under our senior secured credit facility and the issuance of additional debt and equity securities, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital. We expect that we will be able to generate cash or borrow adequate amounts of cash under our senior secured credit facility to meet our liquidity needs through December 31, 2017; however, to the extent we are not able to satisfy our liquidity needs with cash from operations or borrowings under the senior secured credit facility, we may seek additional external financing.

Termination of Cost Caps.  Under the Omnibus Agreement, our obligation to reimburse Archrock for any cost of sales that it incurred in the operation of our business and any cash SG&A expense allocated to us was capped (after taking into account any such costs we incurred and paid directly) through December 31, 2014. We have been in the past dependent on our cost caps to generate sufficient cash from operating surplus to enable us to make cash distributions approximating our current distribution rate. The benefit received by us from the caps on operating and SG&A costs provided by Archrock was $13.9 million during the year ended December 31, 2014. These cost caps were in effect through December 31, 2014; however, effective January 1, 2015, the cost caps provisions of the Omnibus Agreement terminated. Their termination could reduce the amount of cash flow available to unitholders and, accordingly, could impair our ability to maintain our distributions.

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

Long-Term Debt.  In November 2010, we amended and restated our Credit Agreement to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. We amended our Credit Agreement in March 2013 to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. In February 2015, we amended our Credit Agreement, which among other things, increased the borrowing capacity under the revolving credit facility to $900.0 million. In May 2016, we further amended our Credit Agreement to, among other things, decrease the borrowing capacity under the revolving credit facility to $825.0 million. Prior to this amendment, we were able to increase the aggregate commitments under the Credit Agreement by up to an additional $50.0 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, we are able to increase the aggregate commitments under the Credit Agreement by up to an additional $125.0 million. As of December 31, 2016, we had undrawn and available capacity of $315.5 million under our revolving credit facility.

The revolving credit and term loan facilities bear interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2016, all amounts outstanding under these facilities were LIBOR loans and the applicable margin was 3%. The weighted average annual interest rate on the outstanding balance under these facilities at December 31, 2016 and 2015, excluding the effect of interest rate swaps, was 3.7% and 2.8%, respectively. During the years ended December 31, 2016 and 2015, the average daily debt balance under these facilities was $723.3 million and $667.3 million, respectively.

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

We must maintain various consolidated financial ratios, including a ratio of EBITDA (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018, and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 3.50 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. As of December 31, 2016, we maintained a 3.9 to 1.0 EBITDA to Total Interest Expense ratio, a 4.7 to 1.0 Total Debt to EBITDA ratio and a 2.3 to 1.0 Senior Secured Debt to EBITDA ratio.

If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, including reductions in our general and administrative expenses, our capital expenditures or the payment of cash distributions at our current distribution rate. Any of these measures could have an adverse effect on our operations, cash flows and the price of our common units. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. As of December 31, 2016, we were in compliance with all financial covenants under the Credit Agreement.

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

The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than APLP Finance Corp., which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. The 2013 Notes and the 2014 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2013 Notes and the 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional (subject to customary release provisions as discussed in Note 8 (“Long-Term Debt”) to our Financial Statements) and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us.

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At December 31, 2016, we were a party to interest rate swaps with a notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019, and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of December 31, 2016, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. See Part II, Item 7A (“Quantitative and Qualitative Disclosures About Market Risk”) of this Annual Report on Form 10-K for further discussion of our interest rate swap agreements.

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

Issuance and Sales of Partnership Units.  On November 19, 2016, the partnership completed the November 2016 Contract Operations Acquisition. Total consideration for the transaction was $85.0 million, excluding transaction costs. In connection with the acquisition, we issued approximately 5.5 million common units to Archrock and approximately 111,000 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us.

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

In April 2015, we completed the April 2015 Contract Operations Acquisition from Archrock. In connection with this acquisition we issued approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner.

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

On January 19, 2017, our board of directors approved a cash distribution of $0.2850 per limited partner unit, or approximately $19.1 million. The distribution covers the period from October 1, 2016 through December 31, 2016. The record date for this distribution was February 8, 2017 and payment was made on February 14, 2017. The amount of our cash distributions will be determined by our board of directors on a quarterly basis, taking into account a number of factors. Therefore, there is no guarantee that we will continue to pay cash distributions to our unitholders at the current level, or at all.

Pursuant to the Omnibus Agreement, our obligation to reimburse Archrock for cost of sales and SG&A expenses was capped through December 31, 2014 (see Note 4 (“Related Party Transactions” to our Financial Statements). Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.5 million during the year ended December 31, 2014. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $11.4 million during the year ended December 31, 2014. Accordingly, distributable cash flow (please see Part II, Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”) of this Annual Report on Form 10-K for a discussion of distributable cash flow) would have been approximately $13.9 million lower during the year ended December 31, 2014 without the benefit of the cost caps. As a result, without the benefit of the cost caps, our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period, including incentive distribution rights) would have been 1.20x during the year ended December 31, 2014, rather than the actual distributable cash flow coverage (which includes the benefit of cost caps) of 1.30x during the year ended December 31, 2014. The cost caps provided in the Omnibus Agreement were in effect through December 31, 2014; however, effective January 1, 2015, these provisions of the Omnibus Agreement terminated.

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

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $14.9 million, $14.6 million, and $10.2 million during the years ended December 31, 2016, 2015, and 2014, respectively. If we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded, and as a result impact our future results of operations and cash flows, including our cash available for distribution and accordingly, could impair our ability to maintain our distributions. If we had not received the $14.9 million, $14.6 million, and $10.2 million of benefit from the new methodology during the years ended December 31, 2016, 2015, and 2014, respectively, our distributable cash flow coverage would have been 2.24x, 1.14x, and 1.12x rather than the actual distributable cash flow coverage of 2.45x, 1.24x and 1.30 during the year ended December 31, 2016, 2015 and 2014, respectively.

Contractual Obligations.  The following table summarizes our cash contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	Thereafter
Long-term debt(1)
Revolving credit facility due May 2018	$509,500	$—	$509,500	$—	$—
Term loan facility due May 2018(2)	150,000	—	150,000	—	—
6% senior notes due April 2021(3)	350,000	—	—	350,000	—
6% senior notes due October 2022(4)	350,000	—	—	—	350,000
Total long-term debt	1,359,500	—	659,500	350,000	350,000
Estimated interest payments(5)	252,420	72,967	95,453	68,250	15,750
Total contractual obligations	$1,611,920	$72,967	$754,953	$418,250	$365,750

(1)
Amounts represent the expected cash payments for principal on our debt and do not include any deferred issuance costs or fair market valuations of our debt. For more information on our long-term debt, see Note 8 (“Long-Term Debt”) to our Financial Statements.

(2)	Amounts represent the full face value of the term loan and are not reduced by the unamortized deferred financing costs of $0.4 million as of December 31, 2016.

(3)
Amounts represent the full face value of the 2013 Notes and are not reduced by the unamortized discount of $3.2 million and unamortized deferred financing costs of $4.4 million as of December 31, 2016.

(4)
Amounts represent the full face value of the 2014 Notes and are not reduced by the unamortized discount of $4.1 million and unamortized deferred financing costs of $4.8 million as of December 31, 2016.

(5)	Interest amounts calculated using interest rates in effect as of December 31, 2016, including the effect of our interest rate swaps.

At December 31, 2016, $1.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $0.1 million.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Effects of Inflation

Our revenue and results of operations have not been materially impacted by inflation in the past three fiscal years.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and accounting policies, including those related to bad debt, fixed assets, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences can be material to our financial condition, results of operations and liquidity. We describe our significant accounting policies more fully in Note 1 (“Organization and Summary of Significant Accounting Policies”) to our Financial Statements.

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

Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2016, 2015, and 2014, we recorded bad debt expense of $2.7 million, $2.3 million, and $1.1 million, respectively.

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

If a two-step process goodwill impairment test is elected or required, the first step is to compare the implied fair value of our reporting unit with its carrying value (including the goodwill). If the implied fair value of the reporting unit is higher than the carrying value, no impairment was deemed to exist and no further testing is required. If, however, the implied fair value of the reporting unit is below the recorded carrying value, then a second step must be performed to determine the goodwill impairment required, if any. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount.

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

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. We regularly assess and, if required, establish accruals for income tax and non-income based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2016 and 2015, we had recorded approximately $3.5 million and $3.1 million (including penalties and interest), respectively, of accruals for tax contingencies. Of these amounts, $2.0 million and $2.0 million, respectively, are accrued for income taxes and $1.5 million and $1.1 million, respectively, are accrued for non-income based taxes. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Self-Insurance

Archrock insures our property and operations and allocates certain insurance costs to us. Archrock is self-insured up to certain levels for general liability, vehicle liability, group medical and workers’ compensation claims. Archrock regularly reviews estimates of reported and unreported claims and provides for losses based on claims filed and an estimate for significant claims incurred but not reported. Although we believe the insurance costs allocated to us are adequate, it is reasonably possible Archrock’s estimates of these liabilities will change over the near term as circumstances develop.

Recent Accounting Pronouncements

See Note 2 (“Recent Accounting Pronouncements”) to our Financial Statements.

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

As of December 31, 2016, after taking into consideration interest rate swaps, we had $159.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2016 would result in an annual increase in our interest expense of approximately $1.6 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 11 (“Accounting for Derivatives”) to our Financial Statements.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of December 31, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of internal control over financial reporting as of December 31, 2016 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Archrock Partners, L.P.
Houston, Texas

We have audited the internal control over financial reporting of Archrock Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Partnership and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2017

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

Our board of directors met nine times during 2016 and took action by unanimous written consent on one occasion. During 2016, each director attended at least 75% of the aggregate number of meetings of the board of directors and any committee of the board of directors on which such director served.

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

Audit Committee.  The audit committee, which met four times during 2016, consists of Messrs. Crump (chair), Finley and Segner. The board of directors has determined that each of Messrs. Crump, Finley and Segner is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each is “independent” within the meaning of the applicable NASDAQ and Exchange Act rules regulating audit committee independence. The audit committee assists our board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and terms and pre-approve any non-audit services to be performed by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee.

Compensation Committee.  The compensation committee, which met seven times during 2016 and took action by unanimous written consent on one occasion, consists of Messrs. Crump, Finley (chair) and Segner. The compensation committee discharges the board of directors’ responsibilities relating to compensation of our executives and independent directors, reviews and approves the manner in which Archrock allocates to us its compensation expense applicable to our executives and oversees the development and implementation of our compensation programs. The compensation committee also, in accordance with the SEC’s rules and regulations, produces the compensation discussion and analysis included in Item 11 (“Executive Compensation”) of this Annual Report on Form 10-K.

Conflicts Committee.  The conflicts committee, which met five times during 2016, consists of Messrs. Crump (chair), Finley and Segner. The purpose of the conflicts committee is to carry out the duties of the committee as set forth in our Partnership Agreement and the Omnibus Agreement, and any other duties delegated by our board of directors that may involve a conflict of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common units (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us and the representations made to us, we have concluded that no Reporting Persons were delinquent with respect to their reporting obligations, as set forth in Section 16(a) of the Exchange Act, except that a Form 3 reporting the beneficial ownership of common units held by Jason G. Ingersoll, in connection with his election as an executive officer, was filed late due to an administrative error.

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

Our current directors and executive officers are:

Name	Age	Title
D. Bradley Childers	52	President, Chief Executive Officer and Chairman of the Board
David S. Miller	53	Senior Vice President, Chief Financial Officer and Director
Robert E. Rice	51	Senior Vice President, Chief Operating Officer and Director
Donald C. Wayne	50	Senior Vice President, General Counsel and Director
Jason G. Ingersoll	46	Vice President, Sales and Marketing
Donna A. Henderson	49	Vice President and Chief Accounting Officer
James G. Crump	76	Director
G. Stephen Finley	66	Director
Edmund P. Segner, III	63	Director

D. Bradley Childers.  Mr. Childers was elected President, Chief Executive Officer and Chairman of the Board of Archrock GP LLC in December 2011, having served as interim Chief Executive Officer and interim Chairman of the Board since November 2011. Prior to that, Mr. Childers served as Senior Vice President and director of Archrock GP LLC since June 2006 and May 2008, respectively. In December 2011, Mr. Childers also assumed the roles of President and Chief Executive Officer of Archrock, after serving in those roles on an interim basis since November 2011, and was elected a director of Archrock in April 2013. He was Senior Vice President of Archrock from August 2007 through November 2011. Prior to the Spin-off, he was also an officer of certain Exterran subsidiaries, including President, North America of Exterran Energy Solutions, LP. from March 2008 through November 2011. Prior to the merger of Hanover Compressor Company and Universal Compression Holdings, Inc. in August 2007, Mr. Childers joined Universal in 2002 and served in a number of management positions, including as Senior Vice President of Universal and President of the International Division of Universal Compression, Inc., Universal’s wholly-owned subsidiary. He held various positions with Occidental Petroleum Corporation (an international oil and gas exploration and production company) and its subsidiaries from 1994 to 2002, including as Vice President, Business Development at Occidental Oil and Gas Corporation. Mr. Childers is a member of the board of directors of Yellowstone Academy (a non-profit organization). Mr. Childers also serves as an officer of certain other Archrock subsidiaries. Mr. Childers holds a B.A. from Claremont McKenna College and a J.D. from the University of Southern California.

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

Robert E. Rice.  Mr. Rice was elected Senior Vice President and Director of Archrock GP LLC in December 2011 and November 2015, respectively, and Chief Operating Officer in April 2016. He was also appointed Senior Vice President of Archrock in December 2011 and was appointed to the additional role of Chief Operating Officer in November 2015. Prior to the Spin-off, he was an officer of certain Exterran subsidiaries, including President, North America of Exterran Energy Solutions, L.P. from December 2011 through November 2015 and Regional Vice President for the U.S. Gulf Coast Region from August 2007 through December 2011. Prior to the merger of Hanover and Universal, Mr. Rice held the following positions at Hanover: Vice President, Gulf Coast Business Unit, from September 2003 to August 2007; Vice President, Health, Safety & Environmental, from October 2002 to September 2003; and Director, Corporate Development, January 2002 to October 2002. During his career, Mr. Rice has been based in Argentina and Australia and has developed detailed experience in analyzing, structuring and growing businesses in domestic and international energy markets. Mr. Rice served as a Flight Test Engineer with the United States Air Force. Mr. Rice also serves as an officer of certain other Archrock subsidiaries. Mr. Rice earned a B.S. in electrical engineering from Louisiana Tech University.

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

As an officer of Archrock GP LLC for approximately ten years, Mr. Wayne has an extensive knowledge of the Partnership, including its strategies, operations, challenges and opportunities. In addition, Mr. Wayne brings an understanding of legal and regulatory matters. We believe this knowledge and experience make Mr. Wayne well qualified to serve as a director of Archrock GP LLC.

Jason G. Ingersoll. Mr. Ingersoll is Vice President, Sales and Marketing, of Archrock GP LLC, a position he has held since April 2016. He has also served in this capacity for Archrock since November 2015. Prior to the Spin-off, he held positions of increasing responsibility with Exterran Energy Solutions, L.P., including Vice President, Sales from October 2013 to November 2015, Regional Vice President from January 2012 to October 2013, Business Unit Director from March 2009 to January 2012 and Sales Manager, Southern Rockies from July 2008 to March 2009. Prior to the merger of Hanover and Universal in 2007, he served Universal as Manager, Global Accounts from August 2006 to July 2008 and as Country Manager, China from July 2003 to August 2006. He serves as an officer of certain Archrock subsidiaries. Mr. Ingersoll earned a B.S. in mechanical engineering from Texas A&M University.
Donna A. Henderson.  Ms. Henderson is Vice President and Chief Accounting Officer of Archrock GP LLC, positions she assumed in January 2016. Ms. Henderson has served as the Vice President, Accounting of the Company’s primary operating subsidiary since August 2015. Prior to joining Archrock, from April 2013 until June 2015, Ms. Henderson served as Vice President and Chief Accounting Officer of Southcross Energy Partners GP, LLC (a provider of natural gas gathering, processing, treating, compression and transportation services). From September 2011 to December 2012, Ms. Henderson was the Vice President and Chief Audit Executive of GenOn Energy, Inc. (a wholesale electric generator which merged into NRG Energy). Prior to that position, Ms. Henderson served as Assistant Controller of GenOn Energy, Inc. and its predecessor companies, RRI Energy, Inc. and Reliant Energy Inc., from July 2005 to September 2011, and held various other leadership roles within the accounting department of that organization since September 2000. From 1996 to 2000, Ms. Henderson held various accounting positions with Lyondell Chemical (a manufacturer of chemicals and polymers). Ms. Henderson began her career in Houston, Texas in 1989 with Deloitte & Touche LLP, where she worked until November 1993 when she joined KPMG LLP in Albuquerque, New Mexico, where she worked until 1995. Ms. Henderson holds a BBA in accounting from Eastern New Mexico University and is a member of the American Institute of Certified Public Accountants.

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

G. Stephen Finley.  Mr. Finley was elected as a director of Archrock GP LLC in November 2006. Mr. Finley served in various positions of increasing responsibility at Baker Hughes Incorporated (a provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry) from 1982 until his retirement in 2006, including as Senior Vice President - Finance and Administration and Chief Financial Officer from April 1999 through April 2006. Mr. Finley currently serves as chairman of the audit committee and as a member of the compensation committee and the nominating and corporate governance committee of the board of directors of Newpark Resources, Inc. (a provider of integrated site, environmental and drilling fluid services to the oil and gas exploration and production industry). From March 2015 to February 2017, Mr. Finley served on the board of CPG GP LLC, the general partner of Columbia Pipeline Partners LP (an owner of natural gas pipelines, storage and related midstream assets); from April 2012 to December 2014, he served on the board of Microseismic, Inc. (a private oilfield services company providing real-time monitoring and mapping of hydraulic fracture operations in unconventional oil and gas plays); and from December 2006 to November 2011, he served on the board of Total Safety U.S., Inc. (a privately held company and global provider of integrated safety strategies and solutions for hazardous environments). Mr. Finley holds a B.S. from Indiana State University.

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

Director Compensation

Retainers and Fees

Only the independent members of our board of directors receive compensation for their service as directors. Messrs. Childers, Miller, Rice and Wayne, who also are our executive officers, served on the board of directors during 2016 but received no compensation for such service. As reflected in the table below, during 2016, each non-employee director received an annual cash retainer, as well as a payment for each meeting attended. The chairs of the audit committee, compensation committee and conflicts committee each received an additional retainer for their services. All retainers are paid in arrears in equal quarterly installments.

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

Equity-Based Compensation

As part of their annual compensation, non-employee directors are granted equity awards under the Partnership Plan. Our compensation committee’s general practice is to grant annual equity awards to our directors in the first quarter of each year, consistent with the timing of our grants to the Named Executive Officers. Accordingly, on March 4, 2016, the Compensation Committee approved an annual grant of 9,567 shares of fully-vested common units to each non-employee director valued at approximately $75,000 (based on the market closing price of our common units on March 4, 2016).

Total Compensation

The following table shows the total compensation paid to each non-employee director for service during 2016.

Name	Fees Earned in Cash ($)	Common Unit Awards ($)	Total ($)
James G. Crump	103,500	75,005	178,505
G. Stephen Finley	93,500	75,005	168,505
Edmund P. Segner, III	88,500	75,005	163,505
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

Our named executive officers (collectively, the “Named Executive Officers”) for 2016 were:

•	D. Bradley Childers, President and Chief Executive Officer of Archrock GP LLC and Archrock;

•	David S. Miller, Senior Vice President and Chief Financial Officer of Archrock GP LLC and Archrock;

•	Jason G. Ingersoll, Vice President, Sales and Marketing of Archrock GP LLC and Archrock;

•	Robert E. Rice, Senior Vice President and Chief Operating Officer of Archrock GP LLC and Archrock; and

•	Donald C. Wayne, Senior Vice President and General Counsel of Archrock GP LLC and Archrock and Secretary of Archrock.
This Compensation Discussion and Analysis will discuss in greater detail the compensation of our Named Executive Officers during 2016.

Compensation Expense Allocations

Under the Omnibus Agreement, most costs associated with Archrock’s provision of services to us, including compensation of our Named Executive Officers, are allocated to us on a monthly basis in the manner that our general partner deems reasonable. During 2016, those allocations were generally made using a two-step process:

•
First, Archrock allocated an appropriate portion of its total SG&A expenses among its business segments, including to its contract operations segment, based on headcount and estimated time spent in support of contract operations.

•
Second, Archrock allocated to us a prorated portion of the SG&A expenses initially allocated to Archrock’s contract operations segment based upon the ratio of our total compression equipment horsepower to the sum of Archrock’s total compression equipment horsepower and our total compression equipment horsepower.

For 2016, there were no caps on the amount we were obligated to reimburse Archrock for SG&A expenses allocated to us, including compensation costs. See Part III, Item 13 (“Certain Relationships and Related Transactions, and Director Independence”) of this report for additional discussion of relationships and transactions we have with Archrock and the terms of the Omnibus Agreement.

During the year ended December 31, 2016, Archrock allocated to us the following percentages of Archrock compensation expenses incurred to provide the Named Executive Officers’ total compensation, including base salary, annual performance-based incentive compensation, Archrock stock awards, our phantom unit awards and other benefits:

Executive Officer	Percent of Named Executive Officer’s 2016 Total Compensation Allocated to the Partnership (%)
D. Bradley Childers	52.6
David S. Miller	52.6
Jason G. Ingersoll	57.8
Robert E. Rice	57.8
Donald C. Wayne	52.6

Our Compensation Committee’s Structure and Responsibilities

Because our Named Executive Officers are also officers of Archrock, their compensation structure is established by the compensation committee of the board of directors of Archrock (the “Archrock Compensation Committee”). Our compensation committee’s primary responsibilities are to:

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

Our compensation committee is comprised entirely of independent directors within the meaning of applicable NASDAQ rules. The current members of our compensation committee are G. Stephen Finley, James G. Crump and Edmund P. Segner, III.

Compensation Philosophy and Objectives

The primary objectives of Archrock’s executive compensation program are to:

•
Pay competitively - The Archrock Compensation Committee believes that, to attract, retain and motivate an effective management team with the level of expertise and experience needed to achieve consistent growth, profitability and return for Archrock’s stockholders, total compensation should be competitive with that of comparably-sized companies within the oilfield services sector and, where applicable, across a variety of industries, as further described below in “How the Archrock Compensation Committee Determines Executive Compensation.”

•
Pay for performance - Archrock’s and our emphasis on performance-based, variable compensation is an important component of Archrock’s overall compensation philosophy. Cash bonuses and equity-based incentive awards based on Archrock’s annual performance combined with Archrock’s and our time-based equity awards that vest over several years balance short-term and long-term business objectives. Approximately 82% of our Chief Executive Officer’s 2016 total direct compensation (base salary plus annual cash incentive and long-term incentive equity award (“LTI Award”) levels) and approximately 70% of our other Named Executive Officers’ 2016 total direct compensation (taken as a group) was variable, with realized value dependent upon future performance.

•
Align management’s interests with equityholders’ interests - Archrock’s and our emphasis on equity-based compensation and ownership encourages executives to act strategically to drive sustainable long-term performance and enhance long-term equityholder value.

How the Archrock Compensation Committee Determines Executive Compensation

The Archrock Compensation Committee is responsible for establishing and overseeing compensation programs that are consistent with Archrock’s compensation philosophy. In carrying out this role, the Archrock Compensation Committee considers such factors as they deem relevant, including the following:

External	Internal
Data and analysis provided by the Archrock Compensation Committee’s independent compensation consultant	Current and past total compensation, including an annual review of base salary, short-term incentive pay and the value of LTI Awards received
Feedback provided from Archrock’s stockholders via its stockholder outreach and the results of Archrock’s advisory say-on-pay vote	Archrock’s performance and operating unit performance (where applicable), as well as each executive’s impact on performance
The Chief Executive Officer’s recommendations (other than with respect to his own compensation)
Each executive’s relative scope of responsibility and potential
Individual performance and demonstrated leadership
Internal pay equity considerations
Role of Compensation Consultant. For 2016, the Archrock Compensation Committee engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”), an independent third-party compensation consultant, to:

•	provide a review of market trends in executive compensation, including base salary, annual incentives, LTI Awards and total direct compensation; and

•	provide information on how trends, new rules, regulations and laws impact executive and director compensation practice and administration.

In prior years, Archrock’s compensation consultant provided peer group data that was taken in consideration when the Archrock Compensation Committee reviewed the compensation of our Named Executive Officers. However, for 2016, the Archrock Compensation Committee did not solicit peer group data from Pearl Meyer due to the timing of the spin-off of Archrock’s international contract operations, international aftermarket services and global fabrication businesses (the “Spin-off”) in late 2015, which did not afford the Archrock Compensation Committee sufficient time to evaluate and select a new peer group appropriate for Archrock. Instead, the Archrock Compensation Committee considered an analysis provided by Pearl Meyer of data derived from a survey of 27 oilfield and drilling companies of trends in various components of executive compensation and, specifically, the impact of challenging market conditions in the oil and gas services industry on such compensation components. Based on the Pearl Meyer data, difficult market conditions and Archrock’s focus on cost containment, the Archrock Compensation Committee did not consider increases in the compensation paid to our Named Executive Officers for 2016.
Pearl Meyer also provided input to the Archrock Compensation Committee in their review and determination of the appropriate performance factors for performance-based compensation awarded in 2016.

Following review and consultation with Pearl Meyer, the Archrock Compensation Committee has determined that Pearl Meyer is independent and that no conflict of interest, either currently or during 2016, results from this engagement. The Archrock Compensation Committee continues to monitor the independence of its compensation consultant on a periodic basis.
Role of Management. The most significant aspects of management’s, including the Chief Executive Officer’s, role in the compensation-setting process are:

•
recommending compensation programs, compensation policies, compensation levels and incentive opportunities that are based on analysis provided by Archrock’s independent compensation consultant and are consistent with business strategies;

•	preparing and distributing materials for the Archrock Compensation Committee’s review and consideration;

•	recommending corporate performance goals on which performance-based compensation will be based; and

•	assisting in the evaluation of employee performance.
The Chief Executive Officer annually reviews the performance of each of the other executive officers and recommends salary adjustments, annual cash incentives and LTI Awards for executives other than himself, which the Archrock Compensation Committee considers along with the other factors discussed above.
Elements of Compensation

Archrock’s executive compensation program is designed to align our executive officers’ pay with individual, Archrock and Partnership performance in order to achieve growth, profitability and equityholder return, and to attract and retain executives with the level of expertise and experience necessary to achieve Archrock’s and our business objectives while driving short- and long-term results. The key elements of our Named Executive Officers’ compensation and the primary objectives of each are as follows:

Key Elements of Compensation	Objectives
Base salary	Attract and retain talented executives, recognize individual roles and responsibilities and provide stable income
Annual performance-based incentive compensation	Promote short-term performance objectives and reward executives for their contributions toward achieving those objectives
Long-term incentive (“LTI”) compensation	Align executives’ interests with equityholders’ interests, emphasize long-term financial and operational performance and aid in retention of key executives
Retirement savings, health and welfare benefits	Provide retirement income and protection against the financial hardship that can result from illness, disability or death
Severance benefit and change of control arrangements	Aid in attracting and retaining executive talent, particularly during any potential transition period due to a change of control

Base Salary
In February 2016, the Archrock Compensation Committee reviewed the base salaries of our Named Executive Officers based upon the considerations discussed above under “How the Archrock Compensation Committee Determines Executive Compensation” and determined not to make any increases to our Named Executive Officers’ base salaries for 2016. In light of continued challenging market conditions and efforts to reduce costs, effective in August 2016, our Named Executive Officers agreed to a reduction in their base salaries by 10%. Our Named Executive Officers' 2016 base salaries, both before and after the August 2016 reduction, are as indicated below.

Executive Officer	Title	Base Salary Through July 2016 ($)	Base Salary Effective August 2016 ($)
D. Bradley Childers	President and Chief Executive Officer	800,000	720,000
David S. Miller	Senior Vice President and Chief Financial Officer	330,000	297,000
Jason G. Ingersoll	Vice President, Sales and Marketing	300,000	270,000
Robert E. Rice	Senior Vice President and Chief Operating Officer	400,000	360,000
Donald C. Wayne	Senior Vice President and General Counsel	375,000	337,500
Annual Performance-Based Incentive Compensation
During the first quarter of each year, the Archrock Compensation Committee adopts a program to provide the short-term cash incentive element of Archrock’s and our Named Executive Officers’ compensation for that year. In February 2016, the Archrock Compensation Committee adopted the short-term incentive program for 2016 (the “2016 Incentive Program”). Each Named Executive Officer’s cash incentive target was a specified percentage of his beginning base salary in 2016.
Due to industry and market conditions in early 2016, the Archrock Compensation Committee determined to reduce the target performance percentage for achievement of Archrock company performance factors, and thus the target aggregate weighted payout, from 100% to 75%. The table below presents each Named Executive Officer's 2016 cash incentive target as a specified percentage of his base salary, as well as a potential payout assuming achievement of the Archrock company performance factor at 75%.

Executive Officer	Title	2016 Cash Incentive Target (% of base salary)	2016 Cash Incentive Target ($)	2016 Cash Incentive with Reduced Payout at 75%(1) ($)
D. Bradley Childers	President and Chief Executive Officer	110	880,000	660,000
David S. Miller	Senior Vice President and Chief Financial Officer	70	231,000	173,250
Jason G. Ingersoll	Vice President, Sales and Marketing	60	180,000	135,000
Robert E. Rice	Senior Vice President and Chief Operating Officer	70	280,000	210,000
Donald C. Wayne	Senior Vice President and General Counsel	65	243,750	182,813
_______________
(1) Assumes Archrock operating unit results and individual results (as discussed below) are achieved at 100%
Each Named Executive Officer’s potential cash payout under the 2016 Incentive Program ranged from 0% to 200% of his incentive target. No payouts would be made unless Archrock company results, as explained below, exceeded 50% of target performance. Under the 2016 Incentive Program, the Archrock Compensation Committee determined payouts to the Named Executive Officers using the following formula:

Archrock Company Results. As discussed above, the target performance percentage for achievement of the Archrock company performance factors under the 2016 Incentive Program was reduced from 100% to 75%, and as shown in the table below, Archrock company results exceeded that target and were achieved at 86%.

Performance Factor	Target Achievement (75%)	Performance Achieved	Payout Factor	Weight	Payout Achieved
Archrock’s Operating Cash Flow ($ in millions)[1]: calculated as Archrock’s consolidated EBITDA, as adjusted,[2] minus capital expenditures, cash taxes and cash interest, plus non-cash LTI, as adjusted by the decrease or increase in working capital	$172	$244	116%	50%	58%
Archrock’s Operating Horsepower (in millions): Archrock’s operating horsepower as of December 31, 2016	3.250	3.115	61%	25%	15%
Archrock’s Consolidated Debt Ratio: Archrock’s consolidated debt divided by consolidated EBITDA, as adjusted[2]	4.30x	4.52x	48%	25%	12%
Aggregated Archrock Company Results: the overall achievement factor for Archrock company results would be 0% for aggregate performance achieved blow 50%					86%
_______________
1 Certain benefits achieved from capital expense reductions and working capital reductions were excluded from the calculation of Operating Cash Flow.
2 Archrock’s EBITDA, as adjusted, is calculated as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restatement charges, restructuring charges, expensed acquisition costs and other items.
Archrock Operating Unit Results. Under the 2016 Incentive Program, Archrock’s Operating Unit results are set forth in the table below.

	Sales Unit		Services Unit		Non-Operational Functional Support Unit
	Applicable to Ingersoll		Applicable to Rice		Applicable to Wayne
Performance Factor	Weight	Payout Achieved	Weight	Payout Achieved	Weight	Payout Achieved
Safety - TRIR	10%	10%	10%	10%	10%	10%
People - supervisor effectiveness	10%	10%	10%	10%	10%	10%
Contract compression horsepower bookings	30%	35%
Aftermarket services revenue	30%	10%
Horsepower stops	20%	17%
Business unit results			60%	53%
Make-ready shops results			20%	20%
Operating results					35%	32%
Sales results					15%	12%
SG&A target					30%	30%
Aggregate Archrock Operating Unit Results		82%		93%		94%

Archrock has not disclosed its target levels with respect to the achievement of these operating unit performance factors because they are derived from internal analysis reflecting Archrock’s business strategy and will not otherwise be publicly disclosed. Archrock believes their disclosure would provide its competitors, customers and other third parties with significant insights regarding confidential business strategies that could cause it substantial competitive harm.
Individual Performance. The Archrock Compensation Committee also considered each Named Executive Officer's individual contribution toward Archrock company and/or operating unit performance during 2016 including, as individually applicable, implementation of operational improvements, contribution toward company performance goals and initiatives and demonstrated leadership ability. With respect to Messrs. Miller, Ingersoll, Rice and Wayne, the Archrock Compensation Committee consulted with the Chief Executive Officer. In addition, the Archrock Compensation Committee considered the significant efforts of each executive to execute cost reductions and operational adjustments following the Spin-off, while achieving a high level of operating performance during the year despite challenging market conditions. In assessing Mr. Childers' individual performance for 2016, the Archrock Compensation Committee considered his significant efforts in successfully establishing Archrock as a new company and a new brand post-Spin-off, driving operational and financial results in a challenging year for the oil and gas industry, reducing costs and implementing Archrock’s strategy, as well as his overall leadership of the management team and organization during the year. Following such assessments, the Archrock Compensation Committee determined that each Named Executive Officer met or exceeded expectations for a full individual performance payout for 2016.

2016 Incentive Program Payments. Following the end of fiscal year 2016, the Archrock Compensation Committee calculated the individual cash payments under the 2016 Incentive Program by multiplying the Named Executive Officers’ target cash incentives by the achievement percentages for the applicable company, operating unit and individual performance factors described above, and then adding an incremental amount to reflect each executive’s significant individual efforts during the year, all as set forth in the table below. In August 2016, Mr. Childers voluntarily elected to forgo his payment under the 2016 Incentive Program. As set forth below, had Mr. Childers not waived his annual short-term incentive award, he would have been eligible to receive $753,000. The Archrock Compensation Committee recognized Mr. Childers for achievement of Archrock company performance in excess of target under the 2016 Incentive Plan and gave serious consideration to paying Mr. Childers incentive compensation notwithstanding his prior waiver of any award under the 2016 Incentive Program. The Archrock Compensation Committee also noted that a portion of certain incentive compensation amounts received by Mr. Childers in prior years would not have been earned had such compensation been determined solely on the basis of Archrock’s restated financial statements, although it believes that such portion would have been less than the amount of payout he otherwise earned and has forfeited under the 2016 Incentive Plan. In light of the restatement, the Archrock Compensation Committee has determined to treat Mr. Childers’ waiver of such incentive award for 2016 as an appropriate form of reimbursement of those prior amounts received by Mr. Childers.

Executive Officer	2016 Cash Incentive Target	x	Company Performance Factor Achieved	x	Operating Unit Performance Factor Achieved	x	Individual Performance Factor Achieved	=	Payout Earned (%)	=	Payout Earned ($)	Actual Payout ($)
D. Bradley Childers	880,000		86%		N/A		100%		86%		753,000	—
David S. Miller	231,000		86%		N/A		100%		86%		198,000	210,000
Jason G. Ingersoll	180,000		86%		82%		100%		70%		126,000	130,000
Robert E. Rice	280,000		86%		93%		100%		80%		224,000	225,000
Donald C. Wayne	243,750		86%		94%		100%		80%		196,000	200,000
Long-Term Incentive Compensation
The Archrock Compensation Committee believes that awarding a meaningful portion of our Named Executive Officers’ total compensation in the form of LTI Awards aligns our executives’ interests with equityholders’ interests, emphasizes long-term financial and operational performance and helps to retain key executives. For 2016, the Archrock Compensation Committee made grants of:

•
Archrock Restricted Stock to encourage retention and incentivize Archrock’s employees to work toward long-term performance goals by aligning their interests with the interests of Archrock’s stockholders;

•
Archrock Performance Awards encourage long-range planning through performance factors designed to focus key employees on performance improvements and initiatives and reward sustained stockholder value creation; and

•	Partnership Phantom Units with distribution equivalent rights (“DERs”) emphasize our growth objectives. DERs are the right to receive cash distributions on the units.
Grants of restricted stock and performance awards during calendar year 2016 were made under the Archrock, Inc. 2013 Stock Incentive Plan (as amended, the “2013 Stock Incentive Plan”), which was approved by Archrock’s stockholders in April 2013. The 2013 Stock Incentive Plan is administered by the Archrock Compensation Committee. Awards of Partnership phantom units were made from the Partnership Plan, which expired in October 2016 and is administered by our compensation committee.
Our compensation committee’s general practice is to grant equity-based awards to our directors and officers once a year in the first quarter, around the time the Archrock Compensation Committee grants equity-based awards to Archrock’s executive officers, although it is anticipated that our equity-based awards will be granted in the second quarter of 2017 conditioned upon unitholder approval of a new Partnership long-term incentive plan. The schedule for making annual LTI Awards is generally established several months in advance, and is not set based on knowledge of material nonpublic information or in response to our unit price. This practice results in awards typically being granted on a regular, predictable annual cycle (with certain exceptions, such as upon the hiring of a new employee or following the promotion of an employee). In some instances, our compensation committee may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date. LTI Awards are granted and valued based on the market closing price of Archrock’s common stock or our common units on the date of approval by the applicable compensation committee.

2016 LTI Awards. In determining the 2016 LTI Awards for each Named Executive Officer, the Archrock Compensation Committee considered the factors discussed above under “How the Archrock Compensation Committee Determines Executive Compensation,” and also reviewed share utilization with respect to the 2013 Stock Incentive Plan, potential overhang and burn rate under various award scenarios. Based on challenging market conditions, including an uncertain economic environment within our industry, the annual LTI Awards made by the Archrock Compensation Committee in March 2016 to our Named Executive Officers (excluding Mr. Ingersoll, who was appointed to a new role at the time of the Spin-off) had aggregate grant date values that were 8% to 10% lower than the amounts awarded to our Named Executive Officers in March 2015. Due to his expanded role following the Spin-off, the value of the 2016 LTI Awards granted to Mr. Ingersoll was increased by approximately 27% over the value of his 2015 awards.
Because Archrock’s stock price experienced significant volatility in 2015 and early 2016, and also due to Archrock’s stock price at the time LTI Awards were made in March 2016, the Archrock Compensation Committee determined that the award of stock options at the then-current stock price would significantly increase the burn rate under its 2013 Stock Incentive Plan. Therefore, the Archrock Compensation Committee determined not to award stock options in 2016 and instead approved a mix of 2016 LTI Awards for our Named Executive Officers that included Archrock restricted stock and performance units and our phantom units. These awards were made in March 2016, and all of the awards time-vest one-third per year over a three-year period from the date of grant, subject to continued service through the vesting date. In addition, LTI Awards may be subject to accelerated vesting as described below under “Potential Payments upon Termination or Change of Control.”
Restricted Stock. The Archrock Compensation Committee awarded restricted stock to our Named Executive Officers in 2016. Under the terms of the 2013 Stock Incentive Plan, dividend equivalent rights are paid on all unvested shares of restricted stock as and when they are paid to Archrock’s common stockholders.

2016 Performance Units. The performance units awarded to the Named Executive Officers in 2016 (the “2016 Performance Units”) became payable based on achievement of the following performance factors (subject to the time-vest requirements described above):

Performance Factor	Target Achievement (100%)	Performance Achieved	Payout Factor	Weight	Weighted Payout Achieved
Archrock’s Operating Cash Flow ($ in millions)(1): calculated as Archrock’s consolidated EBITDA, as adjusted(2), minus capital expenditures, cash taxes and cash interest, plus non-cash LTI, as adjusted by the decrease or increase in working capital	$172	$244	1.83	50%	92%
Archrock’s Operating Horsepower (in millions): Archrock’s operating horsepower at December 31, 2016	3.250	3.115	0.73	25%	18%
Archrock’s Consolidated Debt Ratio: Archrock’s consolidated debt divided by Archrock’s consolidated EBITDA, as adjusted(2)	4.30	4.52x	0.45	25%	11%
Aggregated Archrock Results: the payout is 0% for aggregate performance achieved below 50%; payout is capped at 150%					121%
_______________
(1) Certain benefits achieved from capital expense reductions and working capital reductions were excluded from the calculation of Operating Cash Flow.

(2) Archrock’s EBITDA, as adjusted, is calculated as net income (loss) excluding income (loss) from discontinued operations (net of tax), cumulative effect of accounting changes (net of tax), income taxes, interest expense (including debt extinguishment costs and gain or loss on termination of interest rate swaps), depreciation and amortization expense, impairment charges, restatement charges, restructuring charges, expensed acquisition costs and other items.

The earned 2016 Performance Units are based on a target performance percentage of 100% for achievement of the performance factors listed above, as well as a different scaling for achievement of the performance factors than the scaling under the 2016 Incentive Program, and are payable in cash based on the market closing price of Archrock’s common stock on the applicable vesting date. In addition, the 2016 Performance Units were granted with tandem dividend equivalents, which are accrued during the performance period and are paid if and when the applicable performance measures are achieved and the 2016 Performance Units become earned. See the Grants of Plan-Based Awards Table for 2016 below for more information about the 2016 Performance Units awarded to our Named Executive Officers.
Phantom Units. The Partnership Plan, which is administered by our compensation committee, provides for the grant of incentive compensation awards based on our common units. The phantom units are granted with tandem DERs, which are paid as and when distributions are paid to our common unit holders. During 2016, our Named Executive Officers received an award of phantom units with DERs.
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
Deferred Compensation Plan. The Archrock Deferred Compensation Plan (the “Archrock Deferred Compensation Plan”) allows certain key employees who are U.S. citizens, including our Named Executive Officers, to defer receipt of their compensation, including up to 100% of their salaries and bonuses, and be credited with Archrock contributions designed to serve as a make-up for the portion of the employer-matching contribution that cannot be made under the Archrock 401(k) Plan due to Code limits. Participants generally must make elections relating to compensation deferrals and plan distributions in the year preceding that in which the compensation is earned. Contributions to the Archrock Deferred Compensation Plan are self-directed investments in the various funds available under the plan. There are thus no interest calculations or earnings measures other than the performance of the investment funds selected by the participant. Participants direct how their contributions are invested and may change these elections at any time, provided that such changes in elections comply with Section 409A of the Code.
Health and Welfare Benefit Plans. Archrock maintains a standard complement of health and welfare benefit plans for its employees, including our Named Executive Officers, which provide medical, dental and vision benefits, health savings and flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance and life insurance coverage. These benefits are provided to our Named Executive Officers on the same terms and conditions as they are provided to Archrock’s other employees.
Perquisites. As in prior years, the only perquisite provided to our Named Executive Officers was tax preparation and planning services, a taxable benefit. Archrock policy prohibits tax gross-ups on perquisites.
Executive Employment and 2016 Compensation Letters
Employment Letters. In connection with the Spin-off, on November 3, 2015, each of Messrs. Childers, Miller, Ingersoll, Rice and Wayne, who served as our and Archrock’s executive officers following the Spin-off, entered into employment letters with Archrock (the “Employment Letters”), which set forth the applicable executive’s title and reporting relationship, base salary, annual target incentive and eligibility for annual equity awards. Under the Employment Letters, each Named Executive Officer is eligible for an annual base salary, annual short-term incentive target and annual equity award value, which annual short-term incentive and annual equity award value are subject to annual review in the discretion of the Archrock Compensation Committee. In addition, each Employment Letter provides that the applicable executive is eligible to participate in all employee benefit plans maintained by Archrock for the benefit of its executives generally. Pursuant to his Employment Letter, Mr. Ingersoll received a cash retention payment of $73,920 in 2016, which was designed to encourage the continued service of Mr. Ingersoll up to and following the date of the Spin-off despite the uncertainty created by the transaction.
2016 Compensation Letters. In light of market conditions in 2016 and actions taken by Archrock to reduce costs, including reductions to Archrock’s staffing levels, and to improve cash flow, each of our Named Executive Officers entered into compensation letters (the “Compensation Letters”) with Archrock on August 3, 2016, which provide for a 10% reduction in each executive’s annual base salary. In addition, pursuant to his Compensation Letter, Mr. Childers voluntarily waived his annual short-term incentive award under the 2016 Incentive Program.

Under each executive’s Compensation Letter, if an executive incurs a qualifying termination of employment under his severance benefit agreement with Archrock or his change of control agreement with Archrock, then, for purposes of calculating the applicable executive’s severance payments and benefits under his severance benefit agreement or change of control agreement (as applicable), Archrock will apply the executive’s pre-reduction base salary and, for Mr. Childers, the target short-term incentive opportunity that would have otherwise applied to Mr. Childers with respect to fiscal year 2016. In addition, each such executive waived his right to resign for “good reason” (as defined in their respective severance benefit and change of control agreements) in connection with the compensation reductions described in the Compensation Letters.
Severance Benefit Agreements and Change of Control Arrangements
Severance Benefit and Change of Control Agreements. Archrock has entered into severance benefit agreements and change of control agreements with each of our Named Executive Officers. The Archrock Compensation Committee believes that severance and change of control agreements are necessary to attract and retain executive talent and are, therefore, a customary part of executive compensation. Archrock’s change of control agreements are structured as “double trigger” agreements. In other words, the change of control alone does not trigger benefits; rather, benefits are paid only if the executive incurs a qualifying termination of employment within six months before or 18 months following a change of control. See “Potential Payments upon Termination or Change of Control,” below, for a description of the terms of the change of control agreements and the severance benefit agreements with our Named Executive Officers during 2016, as well as estimates of the potential payouts under those agreements.
Equity Plans. All outstanding awards granted to employees under the 2013 Stock Incentive Plan and the Partnership Plan are structured as “double trigger” arrangements - that is, the grantee is only entitled to accelerated vesting in connection with a change in control if the grantee incurs a qualifying termination of employment within 18 months following the change in control. See “Potential Payments upon Termination or Change of Control,” below, for more information about equity vesting under various circumstances.
Other Policies and Considerations
Unit Ownership Requirements. We do not have any policy or guidelines that require specified ownership of our common units by our directors or executive officers or any unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of February 18, 2017, our independent directors collectively held 85,734 common units, and our Named Executive Officers collectively held 90,712 common units and 193,270 unvested phantom units with DERs.

Prohibition on Hedging and Pledging. Archrock’s policy prohibits all employees and directors from entering into any transaction designed to hedge or offset any decrease in the market value of its or our equity securities, including purchasing financial instruments (such as variable forward contracts, equity swaps, collars or exchange funds), or otherwise trading in market options (such as puts or calls), warrants, or other derivative instruments of its or our equity securities. In addition, our Named Executive Officers and directors may not pledge, hypothecate or otherwise encumber Archrock’s or our equity securities as collateral for indebtedness.
Tax and Accounting Considerations
Section 162(m) of the Code. As we are a partnership and not a corporation taxable as such for U.S. federal income tax purposes, we are not subject to the executive compensation tax deductible limitations of Section 162(m) of the Code. However, as Archrock has an ownership interest in our equity securities, our compensation committee is mindful of the impact that Section 162(m) may have on compensatory deductions passed through to Archrock.
Section 409A of the Code. Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and directors to accelerated income tax liabilities, substantial additional taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is Archrock’s intention to design and administer its compensation and benefit plans and arrangements for all of its employees and directors, including our Named Executive Officers, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code.
Accounting for Stock-Based and Unit-Based Compensation. We and Archrock have followed Financial Accounting Standards Board Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”) in accounting for stock-based and unit-based compensation awards. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based and unit-based awards using a variety of assumptions. ASC 718 also requires companies to recognize the compensation cost of their stock-based and unit-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Archrock expects that it will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to its and our equity incentive award plans and programs. As accounting standards change, Archrock may revise certain programs to appropriately align accounting expenses of its or our equity awards with Archrock’s overall executive compensation philosophy and objectives.
Compensation Committee Report
The Compensation Committee of the Board of Directors of Archrock GP LLC has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the board of directors of Archrock GP LLC that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Submitted by the Compensation Committee:
G. Stephen Finley, Chair
James G. Crump
Edmund P. Segner, III

Summary Compensation Table for 2016
The following table shows the compensation paid during the years shown to our Named Executive Officers. The numbers presented below are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

Name and Title	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)		All Other Compensation ($)(5)	Total ($)
D. Bradley Childers,	2016	769,231	—	2,999,997	—	753,000	(6)	383,376	4,905,604
President and Chief	2015	800,000	—	5,300,002	—	500,000		205,409	6,805,411
Executive Officer	2014	765,385	—	2,359,485	907,457	2,000,000		243,543	6,275,870
David S. Miller, Senior	2016	317,309	—	499,999	—	210,000		79,004	1,106,312
Vice President and	2015	330,000	132,027	817,985	—	325,000		44,809	1,649,821
Chief Financial Officer
Jason G. Ingersoll,	2016	288,462	73,920	299,999	—	130,000		40,260	832,641
Vice President, Sales and Marketing
Robert E. Rice,	2016	384,616	—	600,005	—	225,000		104,523	1,314,144
Senior Vice President	2015	400,001	396,039	1,453,969	—	181,000		57,257	2,488,266
and Chief Operating	2014	386,155	—	464,765	178,748	825,000		57,962	1,912,630
Officer
Donald C. Wayne,	2016	360,577	—	499,999	—	200,000		74,428	1,135,004
Senior Vice President,	2015	375,001	132,030	817,984	—	350,000		44,822	1,719,837
General Counsel and	2014	369,231	—	544,498	—	500,000		56,390	1,470,119
Secretary
(1)    Amounts reported in this column reflect base salaries earned on a fiscal year basis. As discussed above under “Base Salary,” effective August 2016, all of our Named Executive Officers agreed to a voluntary reduction in their base salaries by 10%.
(2)    The amount in this column for 2016 represents a cash retention payment awarded in 2015 in connection with the Spin-off. The award was made pursuant to Mr. Ingersoll’s Employment Letter and was designed to encourage continued service of Mr. Ingersoll up to and following the date of the Spin-off despite the uncertainty created by the transaction.
(3)    The amounts in this column for 2016 represent the grant date fair value of (a) restricted shares of Archrock’s common stock, (b) Archrock 2016 Performance Units at target level, and (c) our phantom units. The grant date fair values of the 2016 Performance Units at maximum level were as follows: Mr. Childers: $1,125,003; Mr. Miller: $187,496; Mr. Ingersoll: $112,498; Mr. Rice: $225,004; and Mr. Wayne: $187,496. The grant date fair value of these awards was calculated in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). For a discussion of valuation assumptions, see Note 17 (“Stock-Based Compensation and Awards”) to the consolidated financial statements in Archrock’s Annual Report on Form 10-K for the year ended December 31, 2016.

(4)    For Messrs. Miller, Ingersoll, Rice and Wayne, the amounts in this column for 2016 represent cash payments under the 2016 Incentive Program, which covered the compensation measurement and performance year ended December 31, 2016, and will be paid during the first quarter of 2017.
(5)    The amounts in this column for 2016 include the following:

Name	401(k) Plan Company Contribution ($)(a)	Deferred Compensation Plan Company Contribution ($)(b)	DERs / Dividends ($)(c)	Other ($)(d)	Total ($)
D. Bradley Childers	9,275	244	367,457	6,400	383,376
David S. Miller	9,275	681	65,317	3,731	79,004
Jason G. Ingersoll	9,275	—	27,026	3,959	40,260
Robert E. Rice	9,275	—	91,693	3,555	104,523
Donald C. Wayne	9,275	744	59,909	4,500	74,428
(a)    The amounts shown represent Archrock’s matching contributions for 2016.
(b)    Our Named Executive Officers could contribute up to 100% of their base pay and bonus to the Archrock Deferred Compensation Plan, and Archrock made certain matching contributions designed to serve as a make-up for the portion of the employer matching contributions that cannot be made under Archrock’s 401(k) plan due to Code limits.
(c)    Represents cash payments pursuant to (i) dividends on unvested restricted shares of Archrock’s common stock awarded under Archrock’s Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Incentive Plan”) and the 2013 Stock Incentive Plan, (ii) dividend equivalents accrued in 2016 to be paid in March 2017 on unvested 2016 Performance Units awarded under the 2013 Stock Incentive Plan as finally determined by the Archrock Compensation Committee following conclusion of the 2016 performance period, and (iii) DERs on unvested Partnership phantom units awarded under the Partnership Plan.
(d)    Represents taxable reimbursement of tax preparation and financial planning services and, for Messrs. Miller, Ingersoll and Rice, a payment by Archrock of $500 to their health savings account provided to all employees who elected to open such account.
(6) As discussed above under “Annual Performance-Based Incentive Compensation,” Mr. Childers voluntarily waived his payment under the 2016 Incentive Program, and thus received no payment for the compensation measurement and performance period ended December 31, 2016 under the 2016 Incentive Program.

Grants of Plan-Based Awards for 2016
The following table shows the short- and long-term incentive plan awards granted to the Named Executive Officers in 2016. The numbers presented below are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
D. Bradley Childers	3/4/2016	440,000	880,000	1,760,000	—	123,153	184,729		—	—	750,002
	3/4/2016							246,305(4)			1,499,997
	3/4/2016							95,633(5)			749,998
David S. Miller	3/4/2016	115,500	231,000	462,000	—	20,525	30,787		—	—	124,997
	3/4/2016							41,051(4)			250,001
	3/4/2016							15,944(5)			125,001
Jason G. Ingersoll	3/4/2016	90,000	180,000	360,000	—	12,315	18,472		—	—	74,998
	3/4/2016							24,631(4)			150,003
	3/4/2016							9,566(5)			74,997
Robert E. Rice	3/4/2016	140,000	280,000	560,000	—	24,631	36,946		—	—	150,003
	3/4/2016							49,261(4)			299,999
	3/4/2016							19,133(5)			150,003
Donald C. Wayne	3/4/2016	121,875	243,750	487,500	—	20,525	30,787		—	—	124,997
	3/4/2016							41,051(4)			250,001
	3/4/2016							15,944(5)			125,001
(1)    The amounts in these columns show the range of potential payouts under the 2016 Incentive Program. The actual payouts under the plan were determined in February 2017 and will be paid in March 2017, as shown in the Summary Compensation Table for 2016, above. As discussed above under “Annual Performance-Based Incentive Compensation,” Mr. Childers voluntarily elected to forfeit his payment under the 2016 Incentive Program and, accordingly, did not receive payment of any short-term incentive for 2016.
(2)    The amounts in these columns show the range of potential payouts of Archrock 2016 Performance Units awarded as part of the 2016 LTI Award. “Target” is 100% of the number of 2016 Performance Units awarded. “Threshold” is the lowest possible payout (0% of the grant), and “Maximum” is the highest possible payout (150% of the grant). See “Long-Term Incentive Compensation - 2016 Performance Units” for a description of the 2016 Performance Units.
(3)    The grant date fair value of Archrock performance units, Archrock restricted stock, and our phantom units is calculated in accordance with ASC 718. For a discussion of valuation assumptions, see Note 17 (“Stock-Based Compensation and Awards”) to the consolidated financial statements in Archrock’s Annual Report on Form 10-K for the year ended December 31, 2016.
(4)    Shares of Archrock restricted stock awarded under the 2013 Stock Incentive Plan that vest one-third per year over a three-year period, subject to continued service through each vesting date.
(5)    Phantom units awarded under the Partnership Plan that vest one-third per year over a three-year period, subject to continued service through each vesting date.
Outstanding Equity Awards at Fiscal Year-End for 2016
The following table shows our Named Executive Officers’ equity awards and equity-based awards denominated in Archrock’s common stock and our common units outstanding at December 31, 2016. The numbers presented below are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($)

D. Bradley Childers	13,360		46.03	6/12/2017
	32,335		13.92	2/28/2017
	33,772		13.96	3/4/2018
	219,258		6.25	12/12/2018			5,075(4)	66,990(3)
	90,404		15.32	3/4/2020	375,231(2)	4,953,049(3)	22,536(6)	297,475(3)
	41,556	22,335(1)	25.18	3/4/2021	122,371(5)	1,962,831(8)	149,039(7)	1,967,315(3)
David S. Miller	11,498		13.81	8/12/2017	67,291(2)	888,241(3)	846(4)	11,167(3)
	13,162		13.96	3/4/2018	20,395(5)	327,136(8)	3,756(6)	49,579(3)
							24,839(7)	327,879(3)
Jason G. Ingersoll					32,572(2)	429,950(3)	361(4)	4,765(3)
					9,566(5)	153,439(8)	1,604(6)	21,173(3)
							14,903(7)	196,720(3)
Robert E. Rice	3,996		13.96	3/4/2018
	29,855		8.79	3/4/2019			1,000(4)	13,200(3)
	18,734		15.32	3/4/2020	95,929(2)	1,266,263(3)	4,438(6)	58,582(3)
	8,185	5,650(1)	25.18	3/4/2021	24,393(5)	391,264(8)	29,808(7)	393,471(3)
Donald C. Wayne	7,356		46.03	6/12/2017	69,826(2)	921,703(3)	846(4)	11,167(3)
					16,545(5)	265,382(8)	3,756(6)	49,579(3)
							24,839(7)	327,879(3)

(1)    Archrock stock options awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2015, subject to continued service through each vesting date, with a term of seven years following the grant date.
(2)    Includes the following awarded under the 2013 Stock Incentive Plan: (a) shares of Archrock restricted stock that vest at the rate of one-third per year beginning on the initial vesting date shown below and (b) Archrock retention restricted stock awards granted in connection with the Spin-off, which were intended to incentivize such executives to remain in employment with Archrock up to and following the Spin-off, as follows:

•Mr. Childers’ retention restricted stock award was 33% vested on the date of grant, vested 33% on November 3, 2016, and will vest 34% on November 3, 2017
•Messrs. Rice, Miller and Wayne's retention restricted stock awards vested 50% on November 3, 2016 and will vest 50% on November 3, 2017.

Archrock restricted stock awards are subject to the applicable individual’s continued service through each vesting date.

Name	Unvested Shares	Initial Vesting Date
D. Bradley Childers	7,346	3/4/2015
	67,610	3/4/2016
	53,970	11/4/2015
	246,305	3/4/2017
David S. Miller	2,449	3/4/2015
	1,888	9/22/2015
	11,268	3/4/2016
	10,635	11/3/2016
	41,051	3/4/2017
Jason G. Ingersoll	1,522	3/4/2015
	6,419	3/4/2016
	24,631	3/4/2017
Robert E. Rice	1,447	3/4/2015
	13,316	3/4/2016
	31,905	11/3/2016
	49,261	3/4/2017
Donald C. Wayne	3,116	3/4/2015
	15,024	3/4/2016
	10,635	11/3/2016
	41,051	3/4/2017
(3)    Based on the market closing price of Archrock’s common stock on December 31, 2016: $13.20.
(4)    Archrock performance units awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2015, subject to continued service through each vesting date. Amounts shown are the actual number of units earned, as determined by the Archrock Compensation Committee following the conclusion of the applicable performance period.
(5)    Phantom units awarded under the Partnership Plan that vest at the rate of one-third per year beginning on the initial vesting date shown below, subject to continued service through each vesting date.

Name	Unvested Units	Initial Vesting Date
D. Bradley Childers	9,016	3/4/2015
	17,692	3/4/2016
	95,663	3/4/2017
David S. Miller	1,503	3/4/2015
	2,948	3/4/2016
	15,944	3/4/2017
Jason G. Ingersoll	9,566	3/4/2017
Robert E. Rice	1,776	3/4/2015
	3,484	3/4/2016
	19,133	3/4/2017
Donald C. Wayne	601	3/4/2015
	15,944	3/4/2017
(6)    Archrock performance units awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2016, subject to continued service through each vesting date. Amounts shown are the actual number of units earned, as determined by the Archrock Compensation Committee following the conclusion of the applicable performance period.
(7)    Archrock performance units awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2017, subject to continued service through each vesting date. Amounts shown are the actual number of units earned, as determined by the Archrock Compensation Committee following the conclusion of the applicable performance period.
(8)    Based on the market closing price of our common units on December 31, 2016: $16.04.

Option Exercises and Stock Vested for 2016
The following table shows the value realized by the Named Executive Officers upon stock option exercises and stock award vesting of equity awards covering Archrock’s common stock and our common units during 2016. The value realized upon vesting represents the total value to each Named Executive Officer and does not represent the amount allocated to us.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares and Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
D. Bradley Childers	—	—	158,529	1,271,685
David S. Miller	—	—	32,015	266,492
Jason G. Ingersoll	—	—	9,208	56,077
Robert E. Rice	—	—	52,587	486,437
Donald C. Wayne	—	—	34,334	263,586

(1)	Includes Archrock’s restricted stock and our phantom units that vested during 2016.
(2)    The value realized for vested awards was determined by multiplying the fair market value of Archrock restricted stock (market closing price of Archrock’s common stock on the vesting date) or our phantom units (market closing price of our common units on the vesting date) by the number of shares or units that vested. Shares and units vested on various dates throughout the year; therefore, the value listed represents the aggregate value of all shares and units that vested for each Named Executive Officer in 2016.
Nonqualified Deferred Compensation for 2016
The following table shows the Named Executive Officers’ compensation for 2016 under the Archrock nonqualified deferred compensation plan.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
D. Bradley Childers	—	244	13,709	—	253,552
David S. Miller	—	681	158	—	10,371
Jason G. Ingersoll	—	—	540	—	21,787
Robert E. Rice	—	—	258	—	16,529
Donald C. Wayne	—	744	2,454	—	64,654

(1)
The amounts in this column represent Company contributions to each of Messrs. Childers, Ingersoll, Miller, Rice and Wayne's Archrock Deferred Compensation Plan account earned in 2016 but paid in the first quarter of 2017. These amounts are included in “All Other Compensation” in the Summary Compensation Table for 2016, above, but are not included in “Aggregate Balance at Last Fiscal Year End.”

Under the Archrock Deferred Compensation Plan, eligible employees are permitted to defer receipt of up to 100% of their base salary, annual bonus and, if designated by the plan administrator, regular commissions. Archrock also makes certain employer matching contributions designed to serve as a make-up for the portion of the employer matching contributions that cannot be made under Archrock’s 401(k) plan due to Code limits. The amounts deferred under each participant’s Archrock Deferred Compensation Plan account are deemed to be invested in investment alternatives chosen by the participant from a range of choices established by the plan administrator. The balances of participant accounts are adjusted to reflect the gains or losses that would have been obtained if the participant contributions had actually been invested in the applicable investment alternatives.

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

The Archrock Deferred Compensation Plan is administered by the Archrock Compensation Committee. The Deferred Compensation Plan is an unfunded plan for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended. Archrock has also established a “rabbi trust” to satisfy its obligations under the Archrock Deferred Compensation Plan.
Potential Payments upon Termination or Change of Control
Severance Benefit Agreements. Archrock has entered into severance benefit agreements with each of our Named Executive Officers. Each such agreement provides that if the executive’s employment is terminated by Archrock without cause or by the executive with good reason at any time through the term of the agreement (one year, to be automatically renewed for successive one-year periods until notice of non-renewal is given by either party), he will receive a lump sum payment in cash on the 35th day after the termination date equal to the sum of:

•	his annual base salary then in effect;

•	his target annual incentive bonus opportunity for the termination year; and

•	a pro-rated portion of his target annual incentive bonus opportunity for the termination year based on the length of time during which he was employed during such year; and

•	any earned but unpaid annual incentive award for the fiscal year ending prior to the termination date.

In addition, the executive would be entitled to:

•
the accelerated vesting as of the termination date of that portion of his outstanding unvested (i) Archrock equity, equity-based or cash awards, (ii) Partnership phantom units (subject to the consent of our compensation committee) and (iii) equity, equity-based or cash awards denominated in shares of Exterran Corporation’s common stock (subject to the consent of the Exterran Corporation compensation committee), in each case, that was scheduled to vest within 12 months following the termination date; and

•	continued coverage under Archrock’s medical benefit plans for him and his eligible dependents for up to one year following the termination date.

Each executive’s entitlement to the payments and benefits under his severance benefit agreement is subject to his execution of a waiver and release for Archrock’s benefit. In addition, each executive is subject to non-disparagement restrictions following termination.
Change of Control Agreements. Archrock has entered into change of control agreements with each of our Named Executive Officers. Each such agreement provides that if the executive’s employment is terminated by Archrock other than for cause, death or disability, or by the executive for good reason (in each case, a “Qualifying Termination”), within six months before or 18 months following a change of control (as defined in the change of control agreements), he would receive a cash payment within 60 days after the termination date equal to:

•	two times (three times in the case of Mr. Childers) his current annual base salary plus two times (three times in the case of Mr. Childers) his target annual incentive bonus opportunity for that year;

•	a pro-rated portion of the target annual incentive bonus opportunity for the termination year based on the length of time during which the executive was employed during such year;

•	any earned but unpaid annual incentive award for the fiscal year ending prior to the termination date; and

•
two times the total of Archrock contributions that would have been credited to him under the Archrock 401(k) Plan and any other deferred compensation plan had he made the required amount of elective deferrals or contributions during the 12 months immediately preceding the termination month.

In addition, the executive would be entitled to:

•	any amount previously deferred, or earned but not paid, by him under the incentive and nonqualified deferred compensation plans or programs as of the termination date;

•	continued coverage under Archrock’s medical benefit plans for him and his eligible dependents for up to two years following the termination date;

•
the accelerated vesting of all his Archrock unvested stock options, restricted stock, restricted stock units or other stock-based awards, all Partnership common units, unit appreciation rights, unit awards or other unit-based awards and all cash-based incentive awards and all Exterran Corporation equity, equity-based or cash awards.

The change of control agreements do not provide for tax gross-ups. Instead, the agreements include a Section 280G “best pay” provision pursuant to which in the event any payments or benefits received by the executive would be subject to an excise tax under Section 4999 of the Code, the executive will receive either the full amount of his payments or a reduced amount such that no portion of the payments is subject to the excise tax (whichever results in the greater after-tax benefit to the executive).
Each executive’s entitlement to the payments and benefits under his change of control agreement is also subject to his execution of a waiver and release for Archrock’s benefit. In addition, in the event an executive receives payments from Archrock under his change of control agreement, such executive will be subject to confidentiality, non-disclosure, non-solicitation and non-competition restrictions for two years following a termination of his employment.
Vesting of Equity-Based Incentives
Upon a Change of Control. The award agreements for all outstanding equity awards provide that no portion of the award shall be subject to accelerated vesting solely upon a change of control. Instead, such awards will be subject to accelerated vesting only if a Qualifying Termination occurs within eighteen months following a change of control.
Upon a Termination Due to Death or Disability. The award agreements for all outstanding equity awards provide that, upon a termination due to death or disability, the award will accelerate in full. Archrock performance units will accelerate in full based on (i) the achievement of the applicable performance goals if such goals have been determined as of the date of termination or (ii) achievement at the target performance level if the applicable performance goals have not been determined as of the date of termination.
Potential Payments. The following tables show the potential payments to the Named Executive Officers upon a theoretical termination of employment or change of control (as applicable) occurring on December 31, 2016. The amounts shown assume an Archrock common stock value of $13.20 per share, a common stock value of $23.90 per share of Exterran Corporation’s common stock and a Partnership common unit value of $16.04 per unit (the December 31, 2016 market closing prices, respectively). The actual amount paid out to an executive upon an actual termination or change of control can only be determined at the time of such event.

Potential Payments upon Termination or Change of Control

Name	Termination Due to Death or Disability ($)(1)	Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
D. Bradley Childers
Cash Severance	—	2,560,000	(3)	—	5,920,000	(4)
Stock Options(5)	—	—		—	—
Restricted Stock(6)	5,040,834	2,427,124		—	5,040,834
Phantom Units(7)	1,164,841	411,929		—	1,164,841
Performance Awards(8)	2,050,743	818,259		—	2,050,743
Other Benefits(9)	—	15,649		—	120,145
Total Pre-Tax Benefit	8,256,418	6,232,961		—	14,296,563
David S. Miller
Cash Severance	—	792,002	(3)	—	1,353,003	(4)
Stock Options(5)	—	—		—	—
Restricted Stock(6)	940,056	504,439		—	940,056
Phantom Units(7)	194,132	68,651		—	194,132
Performance Awards(8)	341,786	136,377		—	341,786
Other Benefits(9)	—	13,591		—	72,143
Total Pre-Tax Benefit	1,475,975	1,515,059		—	2,901,121
Jason G. Ingersoll
Cash Severance	—	660,000	(3)	—	1,140,000	(4)
Stock Options(5)	—	—		—	—
Restricted Stock(6)	448,138	189,020		—	448,138
Phantom Units(7)	102,287	34,096		—	102,287
Performance Awards(8)	192,822	73,864		—	192,822
Other Benefits(9)	—	15,355		—	56,725
Total Pre-Tax Benefit	743,247	972,334		—	1,939,972
Robert E. Rice
Cash Severance	—	960,002	(3)	—	1,640,004	(4)
Stock Options(5)	—	—		—	—
Restricted Stock(6)	1,283,566	762,184		—	1,283,566
Phantom Units(7)	232,532	82,168		—	232,532
Performance Awards(8)	408,861	162,817		—	408,861
Other Benefits(9)	—	7,638		—	54,980
Total Pre-Tax Benefit	1,924,959	1,974,809		—	3,619,943
Donald C. Wayne
Cash Severance	—	862,500	(3)	—	1,481,250	(4)
Stock Options(5)	—	—		—	—
Restricted Stock(6)	958,939	498,532		—	958,939
Phantom Units(7)	170,489	56,830		—	170,489
Performance Awards(8)	341,786	136,377		—	341,786
Other Benefits(9)	—	15,649		—	81,039
Total Pre-Tax Benefit	1,471,215	1,569,888		—	3,033,503

(1)	“Disability” is defined in the Partnership’s form of award agreement for phantom units and in the 2007 Stock Incentive Plan and the 2013 Stock Incentive Plan for all Archrock equity awards.

(2)	“Cause” and “Good Reason” are defined in the severance benefit agreements.

(3)
If the executive had been terminated without Cause or resigned with Good Reason on December 31, 2016, under his severance benefit agreement, his cash severance would consist of (i) the sum of his base salary and his target annual incentive bonus (calculated as a percentage of his annual base salary for 2016), plus (ii) his target annual incentive bonus (calculated as a percentage of his annual base salary for 2016).

(4)
If the executive had been subject to a Change of Control followed by a Qualifying Termination (as defined in his change of control agreement) on December 31, 2016, under his change of control agreement his cash severance would consist of (i) two times (three times for Mr. Childers) the sum of his base salary and his target annual incentive bonus (calculated as a percentage of his annual base salary for 2016), plus (ii) his target annual incentive bonus (calculated as a percentage of his annual base salary for 2016).

(5)
The amounts in this row represent the value of the accelerated vesting of the executive’s unvested, in-the-money options to purchase Archrock’s and Exterran Corporation’s common stock, based on the respective December 31, 2016 market closing prices of Archrock’s and Exterran Corporation’s common stock.

(6)
The amounts in this row represent the value of the accelerated vesting of the executive’s unvested restricted stock of Archrock and Exterran Corporation, based on the respective December 31, 2016 market closing prices of Archrock’s and Exterran Corporation’s common stock.

(7)	The amounts in this row represent the value of the accelerated vesting of the executive’s unvested Partnership phantom units, based on the December 31, 2016 market closing price of our common units.

(8)
The amounts in this row represent the value of the accelerated vesting of the executive’s unvested performance awards of Archrock and Exterran Corporation, based on the respective December 31, 2016 market closing price of Archrock’s and Exterran Corporation’s common stock.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Finley, Crump and Segner served on our compensation committee during 2016. There are no matters relating to interlocks or insider participation that we are required to report.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2016 with respect to the compensation plans under which our common units are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
Equity compensation plans approved by security holders (1)	196,536	—	(2)	—
Equity compensation plans not approved by security holders	—	—		—
Total	196,536	—		—

(1)	For more information about our Long-Term Incentive Plan, which expired in October 2016, please read Note 10 (“Unit-Based Compensation”) to our Financial Statements.

(2)	Phantom units do not have an exercise price.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 16, 2017, with respect to persons known to us to be the beneficial owners of more than five percent of our outstanding common units. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.

Name and Address of Beneficial Owner	Common Units Beneficially Owned	Percent of Common Units Beneficially Owned(1)
Harvest Funds Advisors LLC (2) 100 West Lancaster Avenue Wayne, PA 19087	4,981,279	8%
OppenheimerFunds, Inc.(3) Two World Financial Center 225 Liberty Street New York, NY 10281	7,383,351	11%
Archrock, Inc. 16666 Northchase Drive Houston, TX 77060	29,064,637	44%

(1)
As a percentage of the total limited partner interest. When taking into consideration the 2% general partner interest, the percentages reflected in this column are 7%, 11% and 45% (including the general partner interest), respectively.

(2)	Based solely on a review of the Schedule 13G/A jointly filed by Harvest Funds Advisors LLC on February 10, 2017.

(3)	Based solely on a review of the Schedule 13G/A jointly filed by OppenheimerFunds, Inc. and Oppenheimer SteelPath MLP Income Fund on January 26, 2017.

Security Ownership of Management

The following table sets forth information as of February 16, 2017, with respect to our common units beneficially owned by Archrock GP LLC’s directors, Named Executive Officers and all of our current directors and executive officers as a group. Each beneficial owner has sole voting and investment power with respect to all the units attributed to him.

Name of Beneficial Owner	Units Owned Directly	Phantom Units(1)	Total Ownership	Percent of Class
Named Executive Officers
D. Bradley Childers	52,347	49,750	102,097	*
David S. Miller	17,332	8,292	25,624	*
Robert E. Rice	12,349	9,896	22,245	*
Donald C. Wayne	7,684	5,916	13,600	*
Jason G. Ingersoll	1,000	3,189	4,189	*

Directors	—
James G. Crump	29,510	—	29,510	*
G. Stephen Finley	32,117	—	32,117	*
Edmund P. Segner, III	24,107	—	24,107	*
All directors, Named Executive Officers and current executive officers as a group (9 persons)	176,446	77,043	253,489	*

*     Less than 1%

(1)	Only includes phantom units that vest within 60 days of February 16, 2017

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Distributions and Payments to Our General Partner and its Affiliates

As of December 31, 2016, Archrock and its subsidiaries owned 29,064,637 common units, which constitutes 43% of the limited partner interest in us, and 1,326,965 general partner units, which constitute the entire 2% general partner interest in us. Archrock is, therefore, a “related person” relative to us under SEC regulations, and we believe that Archrock has and will continue to have a direct and indirect material interest in its various transactions with us.

The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the ongoing operation of Archrock Partners, L.P.

Distributions of available cash to our general partner and its affiliates
We generally make cash distributions of 98% to our unitholders on a pro rata basis, including our general partner and its affiliates, as the holders of 29,064,637 common units, and 2% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, then our general partner is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target distribution level.

During the year ended December 31, 2016, our general partner and its affiliates received aggregate distributions of $6.5 million on their general partner units, including distributions on our general partner’s incentive distribution rights, and $33.7 million on their limited partner units. On February 14, 2017, our general partner and its affiliates received a quarterly distribution with respect to the period from October 1, 2016 to December 31, 2016, of $0.4 million on their general partner units, including distributions on our general partner’s incentive distribution rights, and $8.3 million on their common units.

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

Unless the Omnibus Agreement is terminated earlier due to a change of control of Archrock GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2018 or on the date on which a change of control of Archrock occurs, whichever event occurs first. If a change of control of Archrock occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Archrock will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

Additionally, Archrock will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Archrock for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Archrock indemnification obligations. For the year ended December 31, 2016, there were no requests for indemnification by either party.

Transfer, Exchange or Lease of Compression Equipment with Archrock

If Archrock determines in good faith that we or Archrock’s contract operations services business need to transfer, exchange or lease compression equipment between Archrock and us, the Omnibus Agreement permits such equipment to be transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (1) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it, (2) agree to lease such compression equipment from the transferor or (3) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. These provisions will terminate on December 31, 2018 unless terminated earlier as discussed above.

During the year ended December 31, 2016, we transferred ownership of 462 compressor units, totaling approximately 205,000 horsepower with a net book value of approximately $92.4 million, to Archrock. In exchange, Archrock transferred ownership of 339 compressor units, totaling approximately 154,000 horsepower with a net book value of approximately $96.2 million, to us. During the year ended December 31, 2016, we recorded capital distributions of approximately $3.8 million related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At December 31, 2016, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $4.3 million and $0.7 million, respectively. During the year ended December 31, 2016, we had revenue of $0.1 million from Archrock related to the lease of our compression equipment and cost of sales of $0.3 million with Archrock related to the lease of Archrock compression equipment.

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

Archrock charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Archrock other operations are allocated among Archrock’s other operations and us. The allocation methodologies vary based on the nature of the charge and have included, among other things, revenue, headcount and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our SG&A expense during the year ended December 31, 2016 was $68.8 million of indirect costs incurred by Archrock.

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

Our board of directors has established a conflicts committee to carry out certain duties set forth in our partnership agreement and the Omnibus Agreement, and to carry out any other duties delegated by the board of directors that involve or relate to conflicts of interests between us and Archrock, including its operating subsidiaries. The related party transactions in which we engaged in 2016 were typically of a recurring, ordinary course nature with Archrock. The conflicts committee reviews on a quarterly basis these recurring, ordinary course transactions with Archrock.

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
Item 14.  Principal Accountant Fees and Services

During the years ended December 31, 2016 and 2015, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, were billed to Archrock and then charged to us. The services rendered during the years ended December 31, 2016 and 2015 were for the audit of our annual financial statements and work related to registration statements and cost approximately $0.9 million and $0.6 million, respectively. All of the fees during each of the years ended December 31, 2016 and 2015 were “Audit Fees,” and none of those fees constituted “Audit-Related Fees,” “Tax Fees” or “All Other Fees,” as such terms are defined by the SEC.

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

All services performed by the independent registered public accounting firm during 2016 and 2015 were approved in advance by our audit committee. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to our audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair, or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.
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
2.1
Purchase and Sale Agreement, dated February 27, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

2.2
Closing Agreement and First Amendment to Purchase and Sale Agreement, dated April 10, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2014

2.3
Second Amendment to Purchase and Sale Agreement, dated April 22, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

2.4
Purchase and Sale Agreement, dated July 11, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2014

2.5
Contribution, Conveyance and Assumption Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015

2.6
Contribution, Conveyance and Assumption Agreement, dated October 31, 2016, by and among Archrock, Inc., Archrock Services, L.P., Archrock Services Leasing LLC, Archrock GP LP LLC, Archrock GP LLC, Archrock MLP LP LLC, Archrock General Partner, L.P., Archrock Partners Operating LLC, Archrock Partners Leasing LLC and Archrock Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2016

3.1
Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2
Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3
Certificate of Amendment of Certificate of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

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
3.9
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1
Fourth Amended and Restated Omnibus Agreement, dated November 3, 2015, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Archrock Services, L.P., formerly named Exterran US Services OpCo, L.P., Archrock GP LLC, formerly named Exterran GP LLC, Archrock General Partner, L.P., formerly named Exterran General Partner, L.P., Archrock Partners, L.P., formerly named Exterran Partners, L.P., and Archrock Partners Operating LLC, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 29, 2016 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2*
First Amendment to Fourth Amended and Restated Omnibus Agreement, dated November 19, 2016, by and among Archrock, Inc., Archrock Services, L.P., Archrock GP LLC, Archrock General Partner, L.P., Archrock
Partners, L.P., and Archrock Partners Operating LLC (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.3
Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.4
Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.5
Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.6
First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2012

10.7
Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

10.8
Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015

10.9
Fifth Amendment to Amended and Restated Senior Secured Credit Agreement and First Amendment to Amended and Restated Collateral Agreement, dated May 2, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2016

10.10
Second Amendment to Amended and Restated Collateral Agreement, dated June 17, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., the other grantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2016

10.11†
Universal Compression Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006

10.12†
First Amendment to Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008

10.13†
Second Amendment to Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2008

10.14†
Third Amendment to Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.15†
Fourth Amendment to the Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.16†
Form of Exterran Partners, L.P. (now Archrock Partners, L.P.) Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.17†
Form of Exterran Partners, L.P. (now Archrock Partners, L.P.) Award Notice and Agreement for Unit Award for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.18†
Form of Exterran Partners, L.P. (now Archrock Partners, L.P.) First Amendment to Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

10.19†
Form of Archrock Partners, L.P. Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.20†
Form of Archrock Partners, L.P. Award Notice and Agreement for Unit Award for Non-Employee Directors, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2016

10.21
Supply Agreement, dated November 3, 2015, by and among Archrock Services, L.P., EXLP Operating LLC, and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

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

ARCHROCK PARTNERS, L.P.

		By:	ARCHROCK GENERAL PARTNER, L.P.
its General Partner
		By:	ARCHROCK GP LLC
its General Partner
		By:	/s/ D. BRADLEY CHILDERS
D. Bradley Childers
Chief Executive Officer
(Principal Executive Officer)
Date:	February 23, 2017

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2017.

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

David S. Miller

/s/ DONNA A. HENDERSON	Vice President and Chief Accounting Officer, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Accounting Officer)
Donna A. Henderson

/s/ JAMES G. CRUMP	Director, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
James G. Crump

/s/ G. STEPHEN FINLEY	Director, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
G. Stephen Finley

/s/ DONALD C. WAYNE	Senior Vice President, General Counsel and Director of Archrock GP, LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
Donald C. Wayne

/s/ ROBERT E. RICE	Senior Vice President and Director, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Operating Officer)
Robert E. Rice

/s/ EDMUND P. SEGNER III	Director, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
Edmund P. Segner, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Archrock Partners, L.P.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Archrock Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2017 expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 23, 2017

ARCHROCK PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$217	$472
Accounts receivable, trade, net of allowance of $1,398 and $2,463, respectively	69,974	85,183
Total current assets	70,191	85,655
Property, plant and equipment	2,655,780	2,661,996
Accumulated depreciation	(903,556)	(846,213)
Property, plant and equipment, net	1,752,224	1,815,783
Intangible and other assets, net	80,959	93,215
Total assets	$1,903,374	$1,994,653
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$7,400	$6,696
Accrued interest	12,337	12,443
Due to affiliates, net	8,012	5,980
Current portion of interest rate swaps	3,226	4,608
Total current liabilities	30,975	29,727
Long-term debt	1,342,724	1,410,382
Deferred income taxes	2,500	1,054
Other long-term liabilities	5,002	5,494
Total liabilities	1,381,201	1,446,657
Commitments and contingencies (Note 16)
Partners’ capital:
Common units, 65,606,655 and 59,796,514 issued, respectively	516,208	538,197
General partner units, 2% interest with 1,326,965 and 1,209,562 equivalent units issued and outstanding, respectively	12,027	17,151
Accumulated other comprehensive loss	(4,170)	(5,558)
Treasury units, 86,795 and 74,888 common units, respectively	(1,892)	(1,794)
Total partners’ capital	522,173	547,996
Total liabilities and partners’ capital	$1,903,374	$1,994,653
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue	562,360	656,808	581,036

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	209,411	258,492	238,038
Depreciation and amortization	153,741	155,786	128,196
Long-lived asset impairment	46,258	38,987	12,810
Restructuring charges	7,309	—	702
Goodwill impairment	—	127,757	—
Selling, general and administrative — affiliates	79,717	85,586	80,521
Interest expense	77,863	74,581	57,811
Other income, net	(2,594)	(1,391)	(74)
Total costs and expenses	571,705	739,798	518,004
Income (loss) before income taxes	(9,345)	(82,990)	63,032
Provision for income taxes	1,412	1,035	1,313
Net income (loss)	$(10,757)	$(84,025)	$61,719

General partner interest in net income (loss)	$(213)	$15,832	$13,240
Common units interest in net income (loss)	$(10,544)	$(99,857)	$48,479

Weighted average common units outstanding used in income (loss) per common unit:
Basic	60,450	58,539	54,107
Diluted	60,450	58,539	54,109

Income (loss) per common unit:
Basic	$(0.18)	$(1.71)	$0.89
Diluted	$(0.18)	$(1.71)	$0.89

Distributions declared and paid per limited partner unit in respective periods	$1.4275	$2.2600	$2.1650
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(10,757)	$(84,025)	$61,719
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	1,388	(4,705)	(4,752)
Amortization of terminated interest rate swaps	—	2,585	3,667
Total other comprehensive income (loss)	1,388	(2,120)	(1,085)
Comprehensive income (loss)	$(9,369)	$(86,145)	$60,634
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)

							Accumulated Other Comprehensive Loss
	Partners’ Capital
	Common Units		General Partner Units		Treasury Units
	$	Units	$	Units	$	Units		Total
Beginning balance, January 1, 2014	$578,493	49,465,528	$16,780	1,003,227	$(1,165)	(50,917)	$(2,353)	$591,755
Issuance of common units for vesting of phantom units		48,494						—
Treasury units purchased					(312)	(10,748)		(312)
Issuance of common units	169,471	6,210,000						169,471
Proceeds from sale of general partner units to Archrock			3,573	125,994				3,573
Contribution of capital, net	7,960		73					8,033
Excess of purchase price of equipment over Archrock’s cost of equipment	(19,725)		(1,110)					(20,835)
Cash distributions	(117,331)		(13,014)					(130,345)
Unit-based compensation expense	1,367							1,367
Comprehensive income (loss)	48,479		13,240				(1,085)	60,634
Balance, December 31, 2014	$668,714	55,724,022	$19,542	1,129,221	$(1,477)	(61,665)	$(3,438)	$683,341
Issuance of common units for vesting of phantom units		59,580						—
Treasury units purchased					(317)	(13,223)		(317)
Acquisition of a portion of Archrock’s contract operations business	107,710	3,963,138	2,198	80,341				109,908
Issuance of common units	1,164	49,774						1,164
Contribution (distribution) of capital, net	2,040		(422)					1,618
Excess of purchase price of equipment over Archrock’s cost of equipment	(11,996)		(646)					(12,642)
Cash distributions	(130,637)		(19,353)					(149,990)
Unit-based compensation expense	1,059							1,059
Comprehensive income (loss)	(99,857)		15,832				(2,120)	(86,145)
Balance, December 31, 2015	$538,197	59,796,514	$17,151	1,209,562	$(1,794)	(74,888)	$(5,558)	$547,996
Issuance of common units for vesting of phantom units		70,560						—
Treasury units purchased					(98)	(11,907)		(98)
March 2016 Acquisition	1,799	257,000	37	5,205				1,836
Acquisition of a portion of Archrock’s contract operations business	66,364	5,482,581	1,344	111,040				67,708
Issuance of general partner units			8	1,158				8
Contribution (distribution) of capital, net	4,924		184					5,108
Cash distributions	(85,736)		(6,484)					(92,220)
Unit-based compensation expense	1,204							1,204
Comprehensive income (loss)	(10,544)		(213)				1,388	(9,369)
Balance, December 31, 2016	$516,208	65,606,655	$12,027	1,326,965	$(1,892)	(86,795)	$(4,170)	$522,173
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(10,757)	$(84,025)	$61,719
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	153,741	155,786	128,196
Long-lived asset impairment	46,258	38,987	12,810
Goodwill impairment	—	127,757	—
Amortization of deferred financing costs	4,492	3,770	2,973
Amortization of debt discount	1,245	1,170	1,042
Amortization of terminated interest rate swaps	—	2,585	3,667
Interest rate swaps	1,590	603	397
Unit-based compensation expense	1,203	1,059	1,376
Provision for doubtful accounts	2,672	2,255	1,060
Loss on non-cash consideration in March 2016 Acquisition	635	—	—
Gain on sale of property, plant and equipment	(3,585)	(1,747)	(2,466)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	12,537	(7,986)	(27,871)
Other assets and liabilities	2,998	952	2,861
Net cash provided by operating activities	213,029	241,166	185,764
Cash flows from investing activities:
Capital expenditures	(62,345)	(229,202)	(303,952)
Payments for business acquisitions	(13,779)	—	(483,012)
Proceeds from sale of property, plant and equipment	28,858	13,593	6,331
Decrease in amounts due from affiliates, net	—	2,322	8,226
Net cash used in investing activities	(47,266)	(213,287)	(772,407)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	257,500	430,500	927,798
Repayments of long-term debt	(328,500)	(310,000)	(386,500)
Distributions to unitholders	(92,220)	(149,990)	(130,345)
Net proceeds from issuance of common units	—	1,164	169,471
Net proceeds from sale of general partner units	45	—	3,573
Payments for debt issuance costs	(1,719)	(1,311)	(6,986)
Payments for settlement of interest rate swaps that include financing elements	(3,058)	(3,728)	(3,793)
Purchases of treasury units	(98)	(317)	(312)
Capital contribution from limited partners and general partner	—	—	13,850
Increase in amounts due to affiliates, net	2,032	5,980	—
Net cash provided by (used in) financing activities	(166,018)	(27,702)	586,756
Net increase (decrease) in cash and cash equivalents	(255)	177	113
Cash and cash equivalents at beginning of period	472	295	182
Cash and cash equivalents at end of period	$217	$472	$295
Supplemental disclosure of cash flow information:
Cash paid for interest	$73,738	$69,280	$47,446
Income taxes paid (refunded), net	$(71)	$1,124	$779
Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$1,163	$9,977	$6,153
Contract operations equipment acquired/exchanged, net	$70,310	$99,560	$(11,970)
Common units issued in March 2016 Acquisition	$1,799	$—	$—
Non-cash consideration in March 2016 Acquisition	$3,165	$—	$—
Accrued capital expenditures	$2,934	$2,110	$—
Intangible assets allocated in contract operations acquisitions	$1,147	$1,055	$—
Non-cash capital contribution (distribution) due to the contract operations acquisitions	$(17,292)	$7,608	$—
Common units issued in contract operations acquisitions	$85,112	$100,267	$—
General partner units issued in contract operations acquisitions	$1,687	$2,033	$—
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

Organization

Archrock Partners, L.P., together with its subsidiaries (“we”, “our”, “us” or the “Partnership”), is a publicly held Delaware limited partnership formed in June 2006 to provide natural gas contract operations services to customers throughout the United States of America (“U.S.”). As of December 31, 2016, public unitholders held a 55% ownership interest in us and Archrock, Inc. (individually, and together with its wholly-owned subsidiaries, “Archrock”) owned our remaining equity interests, including the general partner interests and all of the incentive distribution rights.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. We believe the credit risk in cash investments we have with financial institutions is minimal. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of services we provide and the terms of our contract operations customer service agreements.

During the year ended December 31, 2016 and 2015, Williams Partners (formerly known as “Access”) accounted for approximately 17% and 16% of our revenue, respectively. During the year ended December 31, 2014, Access accounted for approximately 12% of our revenue. Access merged with Williams Partners, L.P. (“Williams Partners”), a publicly traded limited partnership controlled by the Williams Companies, Inc. (“Williams Parent”), in February 2015 and, on an as-combined basis, Access and Williams Partners would have accounted for approximately 15% of our consolidated revenue during the year ended December 31, 2014. Additionally, during the years ended December 31, 2016 and December 31, 2015, Anadarko Petroleum Corporation (“Anadarko”) accounted for approximately 10% and 10%, respectively, of our consolidated revenue. No other single customer accounted for more than 10% of our consolidated revenue during the years ended December 31, 2016, December 31, 2015, and December 31, 2014. As of December 31, 2016, trade receivables outstanding from Williams Partners and Anadarko were approximately 20% and 15%, respectively, of our total trade accounts receivable balance. As of December 31, 2015, trade receivables outstanding from Williams Partners and Anadarko were approximately 17%, and 11%, respectively, of our total trade accounts receivable balance.

We maintain allowances for doubtful accounts for estimated losses resulting from our customers’ inability to make required payments. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current creditworthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make judgments and estimates regarding our customers’ ability to pay amounts due to us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. We review the adequacy of our allowance for doubtful accounts quarterly. We determine the allowance needed based on historical write-off experience and by evaluating significant balances aged greater than 90 days individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2016, 2015 and 2014, we recorded bad debt expense of $2.7 million, $2.3 million, and $1.1 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful lives for compression equipment are 15 to 30 years. Maintenance and repairs are expensed as incurred. Major improvements that extend the useful life of compressor units are capitalized and depreciated over the estimated useful life of up to 7 years. Depreciation expense during the years ended December 31, 2016, 2015 and 2014 was $138 million, $141.2 million and $119.0 million, respectively. When property, plant and equipment is sold, retired or otherwise disposed of, the gain or loss is recorded in other (income) expense, net.

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

If a two-step process goodwill impairment test is elected or required, the first step is to compare the implied fair value of our reporting unit with its carrying value (including the goodwill). If the implied fair value of the reporting unit is higher than the carrying value, no impairment is deemed to exist and no further testing was required. If, however, the implied fair value of the reporting unit is below the recorded carrying value, then a second step must be performed to determine the goodwill impairment required, if any. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount.

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

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or general partner. Our accumulated other comprehensive income (loss) consists only of derivative financial instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative financial instruments that are designated as cash flow hedges to the extent the hedge is effective and amortization of terminated interest rate swaps. See Note 11 (“Accounting for Derivatives”) for additional disclosures related to comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, trade receivables, interest rate swaps and debt. At December 31, 2016 and 2015, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted market yields in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 12 (“Fair Value Measurements”) for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Fixed rate debt	$683,577	$686,000	$680,484	$524,000
Floating rate debt	659,147	660,000	729,898	731,000
Total debt	$1,342,724	$1,346,000	$1,410,382	$1,255,000

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 8 (“Long-Term Debt”) for further details.

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

The following table reconciles net income (loss) used in the calculation of basic and diluted income (loss) per common unit (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(10,757)	$(84,025)	$61,719
Less: General partner incentive distribution rights	—	(17,853)	(12,258)
Less: General partner 2% ownership interest	213	2,021	(982)
Common units interest in net income (loss)	(10,544)	(99,857)	48,479
Less: Net loss attributable to participating securities	(226)	(184)	(198)
Net income (loss) used in basic and diluted income per common unit	$(10,770)	$(100,041)	$48,281

The following table shows the potential common units that were included in computing diluted income (loss) per common unit (in thousands):

	Years Ended December 31,
	2016	2015	2014
Weighted average common units outstanding including participating securities	60,628	58,610	54,187
Less: Weighted average participating securities outstanding	(178)	(71)	(80)
Weighted average common units outstanding — used in basic income (loss) per common unit	60,450	58,539	54,107
Net dilutive potential common units issuable:
Phantom units	—	—	2
Weighted average common units and dilutive potential common units — used in diluted income (loss) per common unit	60,450	58,539	54,109

2.  Recent Accounting Developments

Accounting Standards Updates Implemented

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03 (“Update 2015-03”) that addresses the presentation of debt issuance costs. Update 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued Accounting Standards Update 2015-15 (“Update 2015-15”) which clarifies that the guidance in Update 2015-03 does not apply to line-of-credit arrangements. Per Update 2015-15, line-of-credit arrangements will continue to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt costs ratably over the term of the arrangement. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. Update 2015-03 was effective for reporting periods beginning after December 15, 2015 on a retrospective basis. We adopted Update 2015-03 in the first quarter of 2016, which resulted in the reclassification of an $11.6 million asset previously presented in intangibles and other assets, net on the condensed consolidated balance sheet to a contra-liability presented in long-term debt on the condensed consolidated balance sheet as of December 31, 2015. See Note 8 (“Long-Term Debt”) for further details.

Accounting Standards Updates Not Yet Implemented
In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (“Update 2016-15”) which addresses diversity in practice, and simplifies several elements of cash flow classification including how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Update 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Update 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. We are currently evaluating the impact of Update 2016-15 on our consolidated financial statements.

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

We are in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance we generally recognize revenue when service is provided or products are delivered to the customer. Under the proposed requirements, the nature of some of our contractual provisions, may result in a change in the timing of recognition and the need to estimate revenue in some cases. In addition, we are also evaluating expenses that will meet the criteria for capitalization and amortization under the updated guidance. We are still determining the materiality of the impact of these changes on our consolidated financial statements. The impacts noted are not all inclusive of the impacts that adoption of the updates will have on our consolidated financial statements but reflect our current expectations. We anticipate adoption of the updated guidance effective January 1, 2018.
3.  Business Acquisitions

November 2016 Contract Operations Acquisition

On November 19, 2016, we acquired from Archrock contract operations customer service agreements with 63 customers and a fleet of  262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then available horsepower) of the combined U.S. contract operations business of Archrock and us. At the acquisition date, the acquired fleet assets had a net book value of $66.6 million, net of accumulated depreciation of $55.6 million. Total consideration for the transaction was $85 million, excluding transaction costs. In connection with the acquisition, we issued approximately 5.5 million common units to Archrock and approximately 111,000 general partner units to our general partner. During the year ended December 31, 2016, we incurred transaction costs of approximately $0.4 million related to this acquisition, which is reflected in other (income) loss, net, in our consolidated statement of operations. This acquisition is referred to as the “November 2016 Contract Operations Acquisition.”

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

Because Archrock and we are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Archrock in connection with the November 2016 Contract Operations Acquisition using Archrock’s historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded a capital distribution of $17.3 million for the November 2016 Contract Operations Acquisition during the year ended December 31, 2016.

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the November 2016 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisition beginning on the date of such acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

March 2016 Acquisition

On March 1, 2016, we completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under our revolving credit facility, a non-cash exchange of 24 compressor units for $3.2 million, and the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. This acquisition is referred to as the “March 2016 Acquisition.” During the year ended December 31, 2016, we incurred transaction costs of approximately $0.2 million related to the March 2016 Acquisition, which is reflected in other (income) expense, net, in our consolidated statement of operations.

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

The amount of finite life intangible assets, and their associated average useful lives, was determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, and consisted of the following:

	Amount (in thousands)	Average Useful Life
Contract based	$3,839	2.3 years

The results of operations attributable to the assets acquired in the March 2016 Acquisition have been included in our consolidated financial statements since the date of acquisition.

Pro forma financial information is not presented for the March 2016 Acquisition as it is immaterial to our reported results.

April 2015 Contract Operations Acquisition

On April 17, 2015, we acquired from Archrock contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (of then available horsepower) of the combined contract operations business of Archrock and us . The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Archrock to us. At the acquisition date, the acquired fleet assets had a net book value of $108.8 million, net of accumulated depreciation of $59.9 million. Total consideration for the transaction was approximately $102.3 million, excluding transaction costs. In connection with this acquisition, we issued approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we issued for this acquisition were not entitled to receive a cash distribution relating to the quarter ended March 31, 2015. This acquisition is referred to as the “April 2015 Contract Operations Acquisition”.

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

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the years ended December 31, 2016, 2015 and 2014 has been included to give effect to the additional assets acquired in the November 2016 Acquisition, the April 2015 Contract Operations Acquisition, the August 2014 MidCon Acquisition, and the April 2014 MidCon Acquisition. The November 2016 Contract Operations Acquisition is presented in the unaudited pro forma information as though this transaction occurred January 1, 2015. The April 2015 Contract Operations Acquisition is presented in the unaudited pro forma financial information as though this transaction occurred as of January 1, 2014. The August 2014 MidCon Acquisition and the April 2014 MidCon Acquisition are presented in the unaudited pro forma financial information as though these transactions occurred as of January 1, 2013. The unaudited pro forma financial information reflects the following transactions:

As related to the November 2016 Acquisition:

•	our acquisition in November 2016 of certain contract operations customer service agreements, compression equipment and identifiable intangible assets from Archrock; and

•	our issuance of approximately 5.5 million common units to Archrock and approximately 111,000 general partner units to our general partner.

As related to the April 2015 Contract Operations Acquisition:

•	our acquisition in April 2015 of certain contract operations customer service agreements, compression equipment and identifiable intangible assets from Archrock; and

•	our issuance of approximately 4.0 million common units to Archrock and approximately 80,000 general partner units to our general partner.

As related to the August 2014 MidCon Acquisition:

•	our acquisition in August 2014 of natural gas compression assets and identifiable intangible assets from MidCon; and

•	our borrowings under our revolving credit facility to pay $130.1 million to MidCon for the August 2014 MidCon Acquisition.

As related to the April 2014 MidCon Acquisition:

•	our acquisition in April 2014 of natural gas compression assets and identifiable intangible assets from MidCon;

•	our issuance of 6.2 million common units to the public and approximately 126,000 general partner units to our general partner;

•	our issuance of $350.0 million aggregate principal amount of the 2014 Notes; and

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

The following table shows unaudited pro forma financial information for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per unit amounts):

	Years Ended December 31,
	2016	2015	2014
Revenue	$589,494	$699,687	$645,226
Net income (loss)	$552	$(72,438)	$68,153
Basic income (loss) per common unit	$—	$(1.39)	$0.90
Diluted income (loss) per common unit	$—	$(1.39)	$0.90

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to our general partner than to our common unitholders. The pro forma net income per limited partner unit calculations include pro forma incentive distributions to our general partner and a reduction of net income allocable to our limited partners of $1.9 million and $1.2 million for the years ended December 31, 2015 and 2014, respectively, which reflects the amount of additional incentive distributions that would have occurred during the period. No pro forma incentive distributions to our general partner nor a reduction to net income (loss) allocable to our limited partners was included in our pro forma net income (loss) per limited partner unit calculations for the year ended December 31, 2016, as there were no incentive distributions issued related to the 2016 annual period.

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

Unless the Omnibus Agreement is terminated earlier due to a change of control of Archrock GP LLC, our general partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2018 or on the date on which a change of control of Archrock occurs, whichever event occurs first. If a change of control of Archrock occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Archrock will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

Additionally, Archrock will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Archrock for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Archrock indemnification obligations. For the years ended December 31, 2016, 2015 and 2014, there were no requests for indemnification by either party.

Purchase of New Compression Equipment from Archrock

In connection with the Spin-off, Archrock contributed its fabrication business to Exterran and we entered into a separate supply agreement with Exterran under which we are obligated to purchase our requirements of newly-fabricated compression equipment from Exterran and its affiliates, subject to certain exceptions. For the year ended December 31, 2016, we purchased $32.2 million of newly manufactured compression equipment from Exterran. Prior to the November 2015 amendment and restatement of our Omnibus Agreement, in connection with the Spin-off, we were able to purchase newly-fabricated compression equipment from Archrock or its affiliates at Archrock’s cost to fabricate such equipment plus a fixed margin. During the years ended December 31, 2015 and 2014, we purchased $171.7 million and $233.0 million, respectively, of newly-fabricated compression equipment from Archrock. Transactions between us and Archrock and its affiliates are transactions between entities under common control.

Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. As a result, the newly-fabricated compression equipment purchased during the years ended December 31, 2015 and 2014 was recorded in our consolidated balance sheets as property, plant and equipment of $159.0 million and $212.2 million, respectively, which represents the carrying value of the Archrock’s affiliates that sold it to us, and as a distribution of equity of $12.7 million and $20.8 million, respectively, which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement. During the years ended December 31, 2015 and 2014, Archrock contributed to us $9.6 million and $6.2 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

During the year ended December 31, 2016, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 462 compressor units, totaling approximately 205,000 horsepower with a net book value of approximately $92.4 million, to Archrock. In exchange, Archrock transferred ownership of 339 compressor units, totaling approximately 154,000 horsepower with a net book value of approximately $96.2 million, to us. During the year ended December 31, 2015, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 349 compressor units, totaling approximately 112,800 horsepower with a net book value of approximately $54.7 million, to Archrock. In exchange, Archrock transferred ownership of 260 compressor units, totaling approximately 99,600 horsepower with a net book value of approximately $46.8 million, to us. During the year ended December 31, 2014, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 443 compressor units, totaling approximately 224,600 horsepower with a net book value of approximately $93.2 million, to Archrock. In exchange, Archrock transferred ownership of 463 compressor units, totaling approximately 165,800 horsepower with a net book value of approximately $81.2 million, to us. During the years ended December 31, 2016, 2015 and 2014, we recorded capital distributions of approximately $3.8 million, $7.9 million and $12 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At December 31, 2016, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $4.3 million and $0.7 million, respectively. At December 31, 2015, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $10.1 million and $3.3 million, respectively. During the years ended December 31, 2016, 2015 and 2014, we had revenue of $0.1 million, $0.2 million and $0.3 million, respectively, from Archrock related to the lease of our compression equipment. During the years ended December 31, 2016, 2015 and 2014, we had cost of sales of $0.3 million, $1.7 million and $4.9 million, respectively, with Archrock related to the lease of Archrock’s compression equipment.
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

Archrock charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Archrock’s other operations are allocated among Archrock’s other operations and us. The allocation methodologies vary based on the nature of the charge and have included, among other things, revenue, headcount and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our cost of sales during the years ended December 31, 2016, 2015 and 2014 were $4.8 million, $4.1 million and $8.3 million, respectively, of indirect costs incurred by Archrock. Included in our SG&A expense during the years ended December 31, 2016, 2015 and 2014 were $68.8 million, $75.6 million and $72.0 million, respectively, of indirect costs incurred by Archrock.

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

Our cost of sales exceeded the cap provided in the Omnibus Agreement by $2.5 million during the year ended December 31, 2014. Our SG&A expenses exceeded the cap provided in the Omnibus Agreement by $11.4 million during the year ended December 31, 2014. The excess amounts over the caps are included in the consolidated statements of operations as cost of sales or SG&A expense. The cash received for the amounts over the caps has been accounted for as a capital contribution in our consolidated balance sheets and statements of cash flows.
5.  Goodwill

Beginning in late 2014 and extending throughout 2015, the energy markets experienced a significant reduction in oil and natural gas prices which has had a significant impact on the financial performance and operating results of many oil and natural gas companies. Such declines accelerated in the fourth quarter of 2015, resulting in higher borrowing costs for companies and a substantial reduction in forecasted capital spending across the energy industry leading to lower projected growth rates over the short-term. Such declines impacted our future cash flow forecasts, our market capitalization, and the market capitalization of peer companies. We identified these conditions as a triggering event, which required us to perform a goodwill impairment test as of December 31, 2015. Accordingly, as of December 31, 2015, we recorded a full impairment of our goodwill in the fourth quarter of 2015 of $127.8 million. During the first quarter of 2016, we finalized the impairment analysis which did not result in an adjustment to the preliminary impairment booked in the fourth quarter of 2015 and reported no goodwill as of December 31, 2016. See Note 1 (“Organization and Summary of Significant Accounting Policies”) for further discussion regarding our goodwill analysis.

For the years ended December 31, 2014, we determined that there was no impairment of goodwill.

For the years ended December 31, 2016 and 2015, there were no additions or acquisitions that resulted in the recognition of goodwill.

The following table presents the change in the carrying value of goodwill for the years ended December 31, 2015 (in thousands):

Goodwill as of January 1, 2015	$127,757
Goodwill acquired during year	—
Impairment losses	(127,757)
Goodwill as of December 31, 2015	$—

6.  Intangible and Other Assets

Intangibles and other assets, net, consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred financing costs, net(1)	$3,238	$3,911
Intangible assets, net	76,663	87,461
Other	1,058	1,843
Intangibles and other assets, net	$80,959	$93,215

(1) Represents deferred financing costs, net associated with our revolving credit facility. See Note 8 (“Long-Term Debt”) for further details.

Intangible assets and deferred financing costs consisted of the following (in thousands):

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related (9-25 year life)	$56,707	$(19,284)	$55,560	$(15,797)
Contract based (5-9 year life)	68,395	(29,155)	65,766	(18,068)
Intangible assets	$125,102	$(48,439)	$121,326	$(33,865)

Amortization of intangible assets totaled $15.8 million, $14.6 million and $9.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2017	$15,917
2018	14,908
2019	11,623
2020	8,286
2021	3,541
Thereafter	22,388
Total	$76,663
7.  Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued income and other taxes (1)	$2,902	$3,178
Accrued capital expenditures	2,934	2,110
Accrued other liabilities	1,564	1,408
Accrued liabilities	$7,400	$6,696

(1) Represents accruals for taxes including accruals for ad valorem taxes, sales tax and use tax.

8.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2016	2015
Revolving credit facility due May 2018	$509,500	$580,500

Term loan facility due May 2018	150,000	150,000
Less: Deferred financing costs, net of amortization	(353)	(602)
	149,647	149,398

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(3,213)	(3,862)
Less: Deferred financing costs, net of amortization	(4,366)	(5,396)
	342,421	340,742

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	$(4,076)	$(4,673)
Less: Deferred financing costs, net of amortization	(4,768)	(5,585)
	$341,156	$339,742

Long-term debt	$1,342,724	$1,410,382
Revolving Credit Facility and Term Loan

In November 2010, we amended and restated our senior secured credit agreement (the “Credit Agreement”) to provide for a five-year $550.0 million senior secured credit facility, consisting of a $400.0 million revolving credit facility and a $150.0 million term loan facility. The revolving borrowing capacity under this facility increased to $550.0 million in March 2011 and to $750.0 million in March 2012. In March 2013, we amended our Credit Agreement to reduce the borrowing capacity under our revolving credit facility to $650.0 million and extend the maturity date of the term loan and revolving credit facilities to May 2018. In February 2015, we amended our Credit Agreement which among other things, increased the borrowing capacity under the revolving credit facility to $900.0 million. In May 2016, we further amended our Credit Agreement to, among other things, decrease the borrowing capacity under the revolving credit facility to $825.0 million. Prior to this amendment, we were able to increase the aggregate commitments under the Credit Agreement by up to an additional $50.0 million subject to certain conditions, including the approval of the lenders. As a result of this amendment and subject to certain conditions, including the approval of the lenders, we are able to increase the aggregate commitments under the Credit Agreement by up to an additional $125.0 million. As of December 31, 2016, we had undrawn and available capacity of $315.5 million under our revolving credit facility.

As a result of the May 2016 amendment to our Credit Agreement, we expensed $0.4 million of unamortized deferred financing costs, which is reflected in interest expense in our consolidated statements of operations during the year ended December 31, 2016. During the years ended December 31, 2016 and 2015, we incurred transaction costs of approximately $1.7 million and $1.3 million, respectively, related to these amendments to our Credit Agreement. Unamortized deferred financing costs related to our revolving credit facility were recorded in intangible and other assets, net, and are being amortized to interest expense over the terms of the facilities. Unamortized deferred financing cost related to our term loan were included in long-term debt as a direct deduction from the carrying amount of our term loan debt and are being amortized to interest expense.

The revolving credit and term loan facilities bear interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin for the revolving and term loans varies (i) in the case of LIBOR loans, from 2.0% to 3.0% and (ii) in the case of base rate loans, from 1.0% to 2.0%. The base rate is the highest of the prime rate announced by Wells Fargo Bank, National Association, the Federal Funds Effective Rate plus 0.5% and one-month LIBOR plus 1.0%. At December 31, 2016, all amounts outstanding of these facilities were LIBOR loans and the applicable margin was 3%. The weighted average annual interest rate on the outstanding balance of these facilities at December 31, 2016 and 2015, excluding the effect of interest rate swaps, was 3.7% and 2.8%, respectively.

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

We must maintain various consolidated financial ratios, including a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) (as defined in the Credit Agreement) to Total Interest Expense (as defined in the Credit Agreement) of not less than 2.75 to 1.0, a ratio of Total Debt (as defined in the Credit Agreement) to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 in the first quarter of 2018 and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter and a ratio of Senior Secured Debt (as defined in the Credit Agreement) to EBITDA of not greater than 3.50 to 1.0 through the fourth quarter of 2017, 3.75 to 1.0 in the first quarter of 2018 and 4.0 to 1.0 thereafter. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2016, we were in compliance with all financial covenants under the Credit Agreement.

6% Senior Notes Due April 2021

In March 2013, we issued $350.0 million aggregate principal amount of 6% senior notes due April 2021 (the “2013 Notes”). We used the net proceeds of $336.9 million, after original issuance discount and issuance costs, to repay borrowings outstanding under our revolving credit facility. We incurred $7.8 million in transaction costs related to this issuance. Unamortized deferred financing costs were included in long-term debt as a direct deduction from the carrying amount of our 2013 Notes, and are being amortized to interest expense over the term of the 2013 Notes. The 2013 Notes were issued at an original issuance discount of $5.5 million, which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the years ended December 31, 2016, 2015, and 2014 we recognized $0.6 million, $0.6 million and $0.5 million, respectively, of interest expense related to the amortization of the debt discount. In January 2014, holders of the 2013 Notes exchanged their 2013 Notes for registered notes with the same terms.

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

6% Senior Notes Due October 2022

In April 2014, we issued $350.0 million aggregate principal amount of the 2014 Notes. We received net proceeds of $337.4 million, after original issuance discount and issuance costs, from this offering, which we used to fund a portion of the April 2014 MidCon Acquisition and repay borrowings under our revolving credit facility. We incurred $7.0 million in transaction costs related to this issuance. Unamortized deferred financing costs were included in long-term debt as a direct deduction from the carrying amount of our 2014 Notes, and are being amortized to interest expense over the term of the 2014 Notes. The 2014 Notes were issued at an original issuance discount of $5.7 million which is being amortized using the effective interest method at an interest rate of 6.25% over their term. During the year ended December 31, 2016, 2015 and 2014, we recognized $0.6 million, $0.6 million and $0.5 million, respectively, of interest expense related to the amortization of the debt discount. In February 2015, holders of the 2014 Notes exchanged their 2014 Notes for registered notes with the same terms.

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

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2016 are as follows (in thousands):

	December 31, 2016
2017	$—
2018	659,500	(1)
2019	—
2020	—
2021	350,000	(1)
Thereafter	350,000	(1)
Total debt	$1,359,500	(1)

(1)
This amount represents the full face value of our term loan, 2013 Notes, and 2014 Notes and has not been reduced by the aggregated unamortized discount of $7.3 million and the aggregated unamortized deferred financing of $9.5 million as of December 31, 2016.

9.  Partners’ Equity, Allocations and Cash Distributions

Units Outstanding

On November 19, 2016 we completed the November 2016 Contract Operations Acquisition from Archrock. In connection with the acquisition, we issued approximately 5.5 million common units to Archrock and approximately 111,000 general partner units to our general partner.

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

Partners’ capital at December 31, 2016 consisted of 65,519,860 common units outstanding representing a 98% ownership interest in us and 1,326,965 general partner units representing a 2% general partner interest in us.

As of December 31, 2016, Archrock owned 29,064,637 common units and 1,326,965 general partner units, collectively representing a 45% interest in us.

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

The general partner units have the management rights set forth in our partnership agreement.

Cash Distributions

We make distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

•	first, 98% to common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	second, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	third, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2014, 2015 and 2016:

Period Covering	Payment Date	Distribution per Limited Partner Unit	Total Distribution
1/1/2014 — 3/31/2014	May 15, 2014	$0.5375	$33.1	million	(1)
4/1/2014 — 6/30/2014	August 14, 2014	0.5425	33.6	million	(1)
7/1/2014 — 9/30/2014	November 14, 2014	0.5525	34.8	million	(1)
10/1/2014 — 12/31/2014	February 13, 2015	0.5575	35.3	million	(1)
1/1/2015 — 3/31/2015	May 15, 2015	0.5625	35.9	million	(1)
4/1/2015 — 6/30/2015	August 14, 2015	0.5675	39.1	million	(1)
7/1/2015 — 9/30/2015	November 13, 2015	0.5725	39.7	million	(1)
10/1/2015 — 12/31/2015	February 12, 2016	0.5725	39.7	million	(1)
1/1/2016 — 3/31/2016	May 13, 2016	0.2850	17.5	million
4/1/2016 — 6/30/2016	August 15, 2016	0.2850	17.5	million
7/1/2016 — 9/30/2016	November 14, 2016	0.2850	17.5	million
10/1/2016 — 12/31/2016	February 14, 2017	0.2850	19.1	million

(1)	Includes distributions to our general partner on its incentive distribution rights.

10.  Unit-Based Compensation

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

During the years ended December 31, 2016, 2015 and 2014, we recognized $1.2 million, $1.1 million and $1.4 million of unit-based compensation expense, respectively, which excludes unit-based compensation expense that was charged back to Archrock of $0.6 million, $1.2 million and $1.2 million, respectively.

We have granted phantom units to officers and directors of Archrock GP LLC and to employees of Archrock and its subsidiaries. Because we grant phantom units to non-employees, we are required to remeasure the fair value of these phantom units, which is based on the fair value of our common units, each period and record a cumulative adjustment of the expense previously recognized. During the year ended December 31, 2016 we recorded an immaterial reduction to SG&A expense related to the fair value remeasurement of phantom units. During the years ended December 31, 2015, and 2014, we recorded a reduction to SG&A expense of $0.3 million, and $0.2 million, respectively, related to the fair value remeasurement of phantom units.

Phantom Units

During the year ended December 31, 2016, we granted 189,945 phantom units to officers and directors of Archrock GP LLC and certain employees of Archrock and its subsidiaries. Phantom units awarded to officers and employees generally vest one-third per year on each of the first three anniversaries of the grant date, subject to continued services through the applicable vesting date. Phantom units awarded to directors vest immediately and become common units at the grant date.

The following table presents phantom unit activity during the year ended December 31, 2016:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2016	77	$27.01
Granted	190	7.84
Vested	(70)	18.34
Phantom units outstanding, December 31, 2016	197	11.60

As of December 31, 2016, we expect $2.1 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.0 years.
11.  Accounting for Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At December 31, 2016, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Notional Value
Expiration Date	(in millions)
May 2018	$300
May 2019	100
May 2020	100
$500

As of December 31, 2016, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded an immaterial amount of interest income during the year ended December 31, 2016 compared to $0.4 million of interest income during the year ended December 31, 2015 due to ineffectiveness related to interest rate swaps. There was no ineffectiveness related to interest rate swaps during the year ended December 31, 2014. We estimate that $3.4 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at December 31, 2016, will be reclassified into earnings as interest expense at then current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our consolidated statements of cash flows.
The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	Intangible and other assets, net	$413	$45
Interest rate swaps	Current portion of interest rate swaps	(3,226)	(4,608)
Interest rate swaps	Other long-term liabilities	(377)	(1,421)
Total derivatives		$(3,190)	$(5,984)

	Loss Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Year Ended December 31, 2016	$(3,069)	Interest expense	$(4,457)
Year Ended December 31, 2015	(8,901)	Interest expense	(6,781)
Year Ended December 31, 2014	(5,879)	Interest expense	(4,794)

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
12.  Fair Value Measurements

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, with pricing levels as of the date of valuation (in thousands):

	December 31, 2016			December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps asset	$—	$413	$—	$—	$45	$—
Interest rate swaps liability	—	(3,603)	—	—	(6,029)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis during the years ended December 31, 2016 and 2015, with pricing levels as of the date of valuation (in thousands):

	December 31, 2016			December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	(Level 1)	(Level 2)	(Level 3)
Impaired long-lived assets	$—	$—	$3,581	$—	$—	$2,789

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
13.  Long-Lived Asset Impairment

During the year ended December 31, 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 430 idle compressor units totaling approximately 155,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result, we recorded a $42.5 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our fleet review during 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units. This resulted in an additional impairment of $3.8 million to reduce the book value of each unit to its estimated fair value.

During the year ended December 31, 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on this review, we determined that approximately 330 idle compressor units totaling approximately 115,000 horsepower would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment. As a result we recorded a $35.3 million asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

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
14.  Restructuring Charges

In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. During 2016, we incurred $7.3 million of restructuring charges comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower. These charges are reflected as restructuring charges in our consolidated statements of operations. Archrock’s cost reduction program under this plan was completed during the fourth quarter of 2016.
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
15.  Income Taxes

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. However, certain states impose an entity-level income tax on partnerships.

The provision for state income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current tax provision:
State	$(32)	$1,195	$(89)
Total current	(32)	1,195	(89)
Deferred tax provision:
State	$1,444	(160)	1,402
Total deferred	1,444	(160)	1,402
Provision for income taxes	$1,412	$1,035	$1,313

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. The tax effects of temporary differences that give rise to deferred tax liabilities are as follows (in thousands):

	Years Ended December 31,
	2016	2015
Deferred tax liabilities:
Property, plant and equipment	$2,500	$1,054
Total deferred tax liabilities	2,500	1,054
Net deferred tax liabilities	$2,500	$1,054

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$1,962	$1,650	$643
Additions based on tax positions related to current year	121	312	490
Additions based on tax positions related to prior years	—	—	517
Reductions based on tax positions related to prior years	$(201)	$—	$—
Ending balance	$1,882	$1,962	$1,650

We had $1.9 million, $2.0 million and $1.7 million of unrecognized tax benefits at December 31, 2016, 2015 and 2014, respectively, which if recognized, would affect the effective tax rate. We recorded $0.1 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions as of December 31, 2016. We recorded immaterial amounts of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions as of December 31, 2015 and 2014. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remain subject to examination by various states for up to one year after formal notification to the states. We are currently involved in a state audit. During 2016, we settled a few years of the state audit, which resulted in a refund of $1.2 million and a reduction of $0.2 million of previously accrued uncertain tax benefits. As of December 31, 2016, we did not have any federal or state audits underway that would have a material impact on our financial position or results of operations.

Exterran Holdings, Inc. completed an internal restructuring on November 3, 2015 in connection with the Spin-off which we believe, when combined with the sale or exchange of Partnership units during the 12 months prior to the Spin-off, resulted in a technical termination of the Partnership for U.S. federal income tax purposes (the “2015 Technical Termination”) on the date of the Spin-off. The 2015 Technical Termination did not affect our consolidated financial statements nor did it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes. Our taxable year for all unitholders ended on November 3, 2015 and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. This deferral of depreciation deductions may have resulted in increased taxable income (or reduced taxable loss) to certain of our unitholders in 2015.

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

The following table reconciles net income (loss), as reported, to our U.S. federal partnership taxable income (loss) (in thousands):

	Years Ended December 31,
	2016		2015	2014
Net income (loss), as reported	$(10,757)		$(84,025)	$61,719
Book/tax depreciation and amortization adjustment	(289,694)	(1)	17,468	5,834
Book/tax goodwill impairment	—		127,757	—
Book/tax long-lived asset impairment	46,258		38,987	12,810
Book/tax adjustment for unit-based compensation expense	978		754	941
Book/tax adjustment for interest rate swap terminations	364		1,233	2,025
Other temporary differences	(5,390)		(15,907)	(9,435)
Other permanent differences	1,796		(155)	1,413
U.S. federal partnership taxable income (loss)	$(256,445)		$86,112	$75,307

(1)	Represents the excess of tax depreciation and amortization over book depreciation and amortization, which increased in connection with the 2015 Technical Termination.

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

The net tax basis in our assets and liabilities is less than the reported amounts on the financial statements by approximately $527 million as of December 31, 2016.

16.  Commitments and Contingencies

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $14.9 million during the year ended December 31, 2016. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $50.1 million as of December 31, 2016, of which approximately $11.0 million has been agreed to by a number of appraisal review boards and county appraisal districts and $39.1 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 93 petitions for review in the appropriate district courts with respect to the 2013 tax year, 103 petitions for review in the appropriate district courts with respect to the 2014 tax year, 111 petitions for review in the appropriate district courts with respect to the 2015 tax year and 102 petitions for review in the appropriate district courts with respect to the 2016 tax year.

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

On September 2, 2016, the Texas Supreme Court requested that consolidated merits briefs be filed in EXLP Leasing’s and EES Leasing’s cases against the Loving County Appraisal District, Ward County Appraisal District, and Galveston Central Appraisal District, as well as two similar cases involving different taxpayers. On September 19, 2016, the Supreme Court entered a consolidated briefing schedule for the five cases. Consolidated briefing was completed on February 7, 2017.

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

If our appeals are ultimately unsuccessful, or if the Texas Supreme Court decides to review the matter and rules against us, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would impact our future results of operations and cash flows, including our cash available for distribution.

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
We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2016 and 2015, we had accrued $1.5 million and $1.1 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We also believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.
17.  Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands, except per unit amounts) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and results of operations for the respective periods.

	March 31, 2016(1)	June 30, 2016(2)	September 30 2016(3)	December 31 2016(4)
Revenue	$151,424	$140,052	$135,478	$135,406
Gross profit(9)	51,744	47,844	42,629	26,836
Net income (loss)	520	3,311	(567)	(14,021)
Income (loss) per common unit — basic	0.01	0.05	(0.01)	(0.22)
Income (loss) per common unit — diluted	0.01	0.05	(0.01)	(0.22)

	March 31, 2015(5)	June 30, 2015(6)	September 30 2015(7)	December 31 2015(8)
Revenue	$164,295	$167,801	$163,293	$161,419
Gross profit(9)	63,150	64,160	55,678	(92,636)
Net income (loss)	20,085	22,327	11,498	(137,935)
Income (loss) per common unit — basic	0.28	0.30	0.11	(2.34)
Income (loss) per common unit — diluted	0.28	0.30	0.11	(2.34)

(1)
During the first quarter of 2016, we completed the March 2016 Acquisition (see Note 3 (“Business Acquisitions”)). Additionally, we recorded $6.3 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)) and $4.1 million of restructuring charges (see Note 14 (“Restructuring Charges”)).

(2)
During the second quarter of 2016, we recorded $8.3 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)) and $1.2 million of restructuring charges (see Note 14 (“Restructuring Charges”)).

(3)
During the third quarter of 2016, we recorded $7.9 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)) and $1.9 million of restructuring charges (see Note 14 (“Restructuring Charges”)).

(4)
During the fourth quarter of 2016, we completed the November 2016 Acquisition from Archrock, Inc. (see Note 3 (“Business Acquisitions”)). Additionally, we recorded $23.8 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)) and $0.1 million restructuring charges (see Note 14 (“Restructuring Charges”)).

(5)	During the first quarter of 2015, we recorded $3.5 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)).

(6)
During the second quarter of 2015, we completed the April 2015 Contract Operations Acquisition from Archrock, Inc. (see Note 3 (“Business Acquisitions”)). Additionally, we recorded $1.8 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)).

(7)	During the third quarter of 2015, we recorded $7.2 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)).

(8)
During the fourth quarter of 2015, we recorded $127.8 million of goodwill impairment (see Note 5 (“Goodwill”)) and $26.5 million of long-lived asset impairments (see Note 13 (“Long-Lived Asset Impairment”)).

(9)	Gross profit is defined as revenue less cost of sales, direct depreciation and amortization expense and long-lived asset impairment charges.

ARCHROCK PARTNERS, L.P.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
December 31, 2016	$2,463	$2,672	$3,737	$1,398
December 31, 2015	1,253	2,255	1,045	2,463
December 31, 2014	363	1,060	170	1,253

(1)	Uncollectible accounts written off.

S-1