Form 10-Q
period 2017-03-31
Archrock Partners, L.P.
filed 2017-05-04
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 27, 2017, there were 65,575,088 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$8,193	$217
Accounts receivable, trade, net of allowance of $1,400 and $1,398, respectively	63,283	69,974
Due from affiliates, net	3,793	—
Total current assets	75,269	70,191
Property, plant and equipment	2,660,746	2,655,780
Accumulated depreciation	(916,572)	(903,556)
Property, plant and equipment, net	1,744,174	1,752,224
Intangible assets, net	72,677	76,663
Other long-term assets	18,028	4,296
Total assets	$1,910,148	$1,903,374

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$23,398	$14
Accrued liabilities	6,987	7,386
Accrued interest	21,503	12,337
Due to affiliates, net	—	8,012
Current portion of interest rate swaps	1,928	3,226
Total current liabilities	53,816	30,975
Long-term debt	1,347,357	1,342,724
Deferred income taxes	—	2,500
Other long-term liabilities	8,546	5,002
Total liabilities	1,409,719	1,381,201
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 65,684,860 and 65,606,655 issued, respectively	493,702	516,208
General partner units, 2% interest with 1,328,084 and 1,326,965 equivalent units issued and outstanding, respectively	11,518	12,027
Accumulated other comprehensive loss	(2,495)	(4,170)
Treasury units, 109,772 and 86,795 common units, respectively	(2,296)	(1,892)
Total partners’ capital	500,429	522,173
Total liabilities and partners’ capital	$1,910,148	$1,903,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$137,295	$151,424

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	56,277	57,860
Depreciation and amortization	36,885	39,237
Long-lived asset impairment	6,210	6,315
Restructuring charges	—	4,139
Selling, general and administrative — affiliates	20,311	23,679
Interest expense	20,223	18,742
Debt extinguishment costs	291	—
Other loss, net	112	838
Total costs and expenses	140,309	150,810
Income (loss) before income taxes	(3,014)	614
Provision for income taxes	1,302	94
Net income (loss)	$(4,316)	$520

General partner interest in net income (loss)	$(86)	$14
Common unitholder interest in net income (loss)	$(4,230)	$506

Weighted average common units outstanding used in income (loss) per common unit:
Basic	65,418	59,740
Diluted	65,418	59,740

Income (loss) per common unit:
Basic	$(0.07)	$0.01
Diluted	$(0.07)	$0.01

Distributions declared and paid per common unit in respective periods	$0.2850	$0.5725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(4,316)	$520
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	1,675	(4,896)
Total other comprehensive income (loss)	1,675	(4,896)
Comprehensive loss	$(2,641)	$(4,376)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)
(unaudited)

							Accumulated
	Partners’ Capital						Other
	Common Units		General Partner Units		Treasury Units		Comprehensive
	$	Units	$	Units	$	Units	Loss	Total
Balance, January 1, 2016	$538,197	59,796,514	$17,151	1,209,562	$(1,794)	(74,888)	$(5,558)	$547,996
Issuance of common units for vesting of phantom units		68,548						—
Treasury units purchased					(89)	(11,356)		(89)
March 2016 Acquisition	1,799	257,000	37	5,205				1,836
Contribution of capital, net	1,438		45					1,483
Cash distributions	(34,235)		(5,445)					(39,680)
Unit-based compensation expense	199							199
Comprehensive income (loss)	506		14				(4,896)	(4,376)
Balance, March 31, 2016	$507,904	60,122,062	$11,802	1,214,767	$(1,883)	(86,244)	$(10,454)	$507,369

Balance, January 1, 2017	$516,208	65,606,655	$12,027	1,326,965	$(1,892)	(86,795)	$(4,170)	$522,173
Issuance of common units for vesting of phantom units		78,205						—
Treasury units purchased					(404)	(22,977)		(404)
Issuance of general partner units			20	1,119				20
Distribution of capital, net	(67)		(65)					(132)
Cash distributions	(18,729)		(378)					(19,107)
Unit-based compensation expense	520							520
Comprehensive income (loss)	(4,230)		(86)				1,675	(2,641)
Balance, March 31, 2017	$493,702	65,684,860	$11,518	1,328,084	$(2,296)	(109,772)	$(2,495)	$500,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(4,316)	$520
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	36,885	39,237
Long-lived asset impairment	6,210	6,315
Amortization of deferred financing costs	1,726	909
Amortization of debt discount	319	304
Debt extinguishment costs	291	—
Interest rate swaps	505	323
Unit-based compensation expense	520	199
Provision for doubtful accounts	278	1,025
Loss on sale of property, plant and equipment	148	53
Loss on non-cash consideration in March 2016 Acquisition	—	635
Deferred income tax provision	1,302	96
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	6,413	3,279
Other assets and liabilities	10,434	13,108
Net cash provided by operating activities	60,715	66,003
Cash flows from investing activities:
Capital expenditures	(14,090)	(22,542)
Payment for March 2016 Acquisition	—	(13,779)
Proceeds from sale of property, plant and equipment	4,187	149
Increase in amounts due from affiliates, net	(3,793)	(526)
Proceeds from the sale of general partner units	20	37
Net cash used in investing activities	(13,676)	(36,661)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	709,000	66,000
Repayments of long-term debt	(705,500)	(48,500)
Distributions to unitholders	(19,107)	(39,680)
Payments for debt issuance costs	(14,459)	—
Payments for settlement of interest rate swaps that include financing elements	(581)	(812)
Purchases of treasury units	(404)	(89)
Decrease in amounts due to affiliates, net	(8,012)	(5,980)
Net cash used in financing activities	(39,063)	(29,061)
Net increase in cash and cash equivalents	7,976	281
Cash and cash equivalents at beginning of period	217	472
Cash and cash equivalents at end of period	$8,193	$753
Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$1,360	$567
Contract operations equipment acquired/exchanged, net	$(1,492)	$915
Common units issued in March 2016 Acquisition	$—	$1,799
Non-cash consideration in March 2016 Acquisition	$—	$3,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Archrock Partners, L.P. (“we,” “our,” “us,” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2016. That report contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Organization

We provide natural gas contract operations services to customers throughout the U.S. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers.

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

Financial Instruments

Our financial instruments consist of cash, receivables, payables, interest rate swaps and debt. At March 31, 2017 and December 31, 2016, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 (“Fair Value Measurements”) for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Fixed rate debt	$684,357	$698,000	$683,577	$686,000
Floating rate debt	663,000	665,000	659,147	660,000
Total debt	$1,347,357	$1,363,000	$1,342,724	$1,346,000

(1)    Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 5 (“Long-Term Debt”) for further details.

GAAP requires that all derivative instruments (including certain derivative instruments embedded in other contracts) be recognized in the balance sheet at fair value and that changes in such fair value be recognized in income (loss) unless specific hedging criteria are met. Changes in the values of derivatives that meet these hedging criteria will ultimately offset related income effects of the hedged item pending recognition in income.

Income (Loss) Per Common Unit

Income (loss) per common unit is computed using the two-class method. Under the two-class method, basic income (loss) per common unit is determined by dividing net income (loss) allocated to the common units after deducting the amounts allocated to our general partner (including distributions to our general partner on its incentive distribution rights) and participating securities, by the weighted average number of outstanding common units excluding the weighted average number of outstanding participating securities during the period. Participating securities include unvested phantom units with nonforfeitable tandem distribution equivalent rights to receive cash distributions in the quarter in which distributions are paid on common units. During periods of net loss, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

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

The following table reconciles net income (loss) used in the calculation of basic and diluted income (loss) per common unit (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(4,316)	$520
Less: General partner incentive distribution rights	—	(4)
Less: General partner 2% ownership interest	86	(10)
Common units interest in net income (loss)	(4,230)	506
Less: Net income attributable to participating securities	(34)	(57)
Net income (loss) used in basic and diluted income (loss) per common unit	$(4,264)	$449

The following table shows the potential common units that were included in computing diluted income (loss) per common unit (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average common units outstanding including participating securities	65,536	59,827
Less: Weighted average participating securities outstanding	(118)	(87)
Weighted average common units outstanding — used in basic income (loss) per common unit	65,418	59,740
Net dilutive potential common units issuable:
Phantom units	—	—
Weighted average common units and dilutive potential common units — used in diluted income (loss) per common unit	65,418	59,740

2.  Recent Accounting Developments

Accounting Standards Updates Implemented

On January 1, 2017 we adopted Accounting Standards Update No. 2016-09 (“Update 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions. Update 2016-09 allows companies to make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. We have elected to account for forfeitures as they occur. There was no material impact to the condensed consolidated financial statements as a result of the adoption of this standard.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“Update 2014-09”) that outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Update 2014-09 also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Update 2014-09 will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (“Update 2016-08”), which clarifies the guidance in Update 2014-09 by providing guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 (“Update 2016-10”), clarifying the implementation guidance on identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Also in April 2016, the FASB issued Accounting Standards Update No. 2016-11 (“Update 2016-11”), rescinding certain paragraphs pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued Accounting Standards Update No. 2016-12 (“Update 2016-12”), clarifying implementation guidance on a few narrow areas and adds some practical expedients to the guidance. Each of these subsequent updates has the same effective date as Update 2014-09.

We are in the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing the enhanced disclosure requirements of the new guidance. Under current guidance we generally recognize revenue when service is provided or products are delivered to the customer. Under the proposed requirements, the nature of some of our contractual provisions may result in a change in the timing of recognition and the need to estimate revenue in some cases. In addition, we are also evaluating expenses that will meet the criteria for capitalization and amortization under the updated guidance. We are still determining the materiality of the impact of these changes on our consolidated financial statements as well as the transition method that we will apply. The impacts noted are not all inclusive of the impacts that adoption of the updates will have on our consolidated financial statements but reflect our current expectations. We anticipate adoption of the updated guidance effective January 1, 2018.

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

March 2016 Acquisition

On March 1, 2016, we completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under our revolving credit facility, a non-cash exchange of 24 compressor units for $3.2 million, and the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. This acquisition is referred to as the “March 2016 Acquisition.” During the three months ended March 31, 2016, we incurred transaction costs of $0.2 million related to the March 2016 Acquisition, which is reflected in other (income) loss, net, in our condensed consolidated statement of operations.

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

Pro forma financial information for the three months ended March 31, 2016 has been included to give effect to the additional assets acquired in the November 2016 Contract Operations Acquisition. The November 2016 Contract Operations Acquisition is presented in the pro forma financial information as though this transaction occurred as of January 1, 2016. The pro forma financial information reflects the following transactions related to the November 2016 Contract Operations Acquisition:

•	our acquisition of certain contract operations customer service agreements, compression equipment and identifiable intangible assets from Archrock; and

•	our issuance of approximately 5.5 million common units to Archrock and approximately 111,000 general partner units to our general partner.

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

The following table shows pro forma financial information for the three months ended March 31, 2016 (in thousands, except per unit amounts):

Three Months Ended March 31, 2016
Revenue	$159,344
Net income	$2,880
Basic income per common unit	$0.04
Diluted income per common unit	$0.04

Pro forma net income per common unit is determined by dividing the pro forma net income that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to our common unitholders. No pro forma incentive distributions to our general partner nor a reduction to net income (loss) allocable to our common unitholders was included in our pro forma net income (loss) per common unit calculations for the three months ended March 31, 2016, as there were no incentive distributions issued related to that period.

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

Transfer, Exchange or Lease of Compression Equipment with Archrock

Transactions between us and Archrock and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. During the three months ended March 31, 2017 and 2016, Archrock contributed to us $1.4 million and $0.6 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

During the three months ended March 31, 2017, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 79 compressor units, totaling approximately 47,700 horsepower with a net book value of approximately $21.6 million, to Archrock. In exchange, Archrock transferred ownership of 70 compressor units, totaling approximately 41,200 horsepower with a net book value of approximately $20.1 million, to us. During the three months ended March 31, 2016, pursuant to the terms of the Omnibus Agreement, we transferred ownership of 115 compressor units, totaling approximately 48,500 horsepower with a net book value of approximately $22.9 million, to Archrock. In exchange, Archrock transferred ownership of 103 compressor units, totaling approximately 40,000 horsepower with a net book value of approximately $23.8 million, to us. During the three months ended March 31, 2017, we recorded capital distributions of approximately $1.5 million related to the differences in net book value on the exchanged compression equipment. During the three months ended March 31, 2016, we recorded capital contributions of approximately $0.9 million related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

At March 31, 2017, we had no equipment on lease to Archrock. At December 31, 2016, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $4.3 million and $0.7 million, respectively. During the three months ended March 31, 2017 and 2016, we had revenue of an immaterial amount and $0.1 million, respectively, from Archrock related to the lease of our compression equipment. We had cost of sales of $0.1 million with Archrock related to the lease of Archrock’s compression equipment during the three months ended March 31, 2017 and 2016, respectively.

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

Archrock charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Archrock’s other operations are allocated among Archrock’s other operations and us. The allocation methodologies vary based on the nature of the charge and have historically included, among other things, headcount and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable.

5.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Revolving credit facility due March 2022	$663,000	$—
Revolving credit facility due May 2018	—	509,500

Term loan facility due May 2018	—	150,000
Less: Deferred financing costs, net of amortization	—	(353)
	—	149,647

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(3,048)	(3,213)
Less: Deferred financing costs, net of amortization	(4,109)	(4,366)
	342,843	342,421

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(3,923)	(4,076)
Less: Deferred financing costs, net of amortization	(4,563)	(4,768)
	341,514	341,156
Long-term debt	$1,347,357	$1,342,724

Revolving Credit Facility

On March 30, 2017, we entered into a five-year, $1.1 billion asset-based revolving credit facility (the “Credit Facility”). The Credit Facility will mature on March 30, 2022, except that if any portion of our 6% senior notes due April 2021 (the “2013 Notes”) are outstanding as of December 2, 2020, then the Credit Facility will instead mature on December 2, 2020. We incurred approximately $15.0 million in transaction costs related to the Credit Facility, which were included in other long-term assets and will be amortized over the term of the Credit Facility. Concurrent with entering into the Credit Facility, we terminated our former $825.0 million revolving credit facility and $150.0 million term loan (collectively, the “Former Credit Facility”) and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Former Credit Facility have been terminated. As a result of the termination, we expensed $0.6 million of unamortized deferred financing costs associated with the $825.0 million revolving credit facility, which was included in interest expense in our condensed consolidated statements of operations. Additionally, we recorded a loss of $0.3 million related to the extinguishment of the $150.0 million term loan.

Subject to certain conditions, including the approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. Portions of the Credit Facility up to $25.0 million and $50.0 million will be available for the issuance of letters of credit and swing line loans, respectively. As of March 31, 2017, we had $663.0 million in outstanding borrowings and no outstanding letters of credit under the Credit Facility.

The Credit Facility bears interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 3.25% and (ii) in the case of base rate loans, from 1.00% to 2.25%. The base rate is the highest of (i) the prime rate announced by JP Morgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on our leverage ratio, ranging from 0.375% to 0.50%. At March 31, 2017, the applicable margin on amounts outstanding was 2.25%. We incurred $0.4 million in commitment fees on the daily unused amount of the Credit Facility and the former $825.0 million revolving credit facility during the three months ended March 31, 2017 and 2016, respectively.

The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component is eligible compression units.

Borrowings under the Credit Facility are secured by substantially all of the personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Facility agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Facility agreement).

The Credit Facility agreement contains various covenants including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. The Credit Facility agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date we have cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the revolving credit facility.

We must maintain various consolidated financial ratios, as defined in the Credit Facility agreement, including a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Total Interest Expense of not less than 2.5 to 1.0, a ratio of Senior Secured Debt to EBITDA of not greater than 3.50 to 1.0 and a ratio of Total Debt to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 through fiscal year 2018, 5.50 to 1.00 through the second quarter of 2019 and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Facility agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of March 31, 2017, we were in compliance with all financial covenants under the Credit Facility agreement.

As of March 31, 2017, we had undrawn capacity of $437.0 million under the Credit Facility. As a result of the ratio requirements discussed above, $293.2 million of the $437.0 million of undrawn capacity was available for additional borrowings as of March 31, 2017.

6% Senior Notes Due April 2021 and 6% Senior Notes Due October 2022

In March 2013, we issued $350.0 million aggregate principal amount of the 2013 Notes. In April 2014, we issued $350.0 million aggregate principal amount of 6% senior notes due October 2022 (the “2014 Notes”). The 2013 Notes and the 2014 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the 2013 Notes and the 2014 Notes) and certain of our future subsidiaries. The 2013 Notes and the 2014 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2013 Notes and the 2014 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional (subject to customary release provisions which are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016) and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. Archrock Partners Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the 2013 Notes and the 2014 Notes. Because we have no independent operations, the guarantees are full and unconditional (subject to customary release provisions) and constitute joint and several obligations of our subsidiaries other than Archrock Partners Finance Corp., and as a result we have not included consolidated financial information of our subsidiaries.

6.  Partners' Capital and Cash Distributions

On March 4, 2017, we issued and sold 1,119 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us.

As of March 31, 2017, Archrock owned 29,064,637 common units and 1,328,084 general partner units, collectively representing an approximately 45% interest in us.

Cash Distributions

We make distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

•	first, 98% to common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	second, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	third, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2016:

Period Covering	Payment Date	Distribution per Common Unit	Total Distribution
1/1/2016 — 3/31/2016	May 13, 2016	$0.2850	$17.5	million
4/1/2016 — 6/30/2016	August 15, 2016	0.2850	17.5	million
7/1/2016 — 9/30/2016	November 14, 2016	0.2850	17.5	million
10/1/2016 — 12/31/2016	February 14, 2017	0.2850	19.1	million

On April 26, 2017, our board of directors approved a cash distribution of $0.2850 per common unit, or approximately $19.1 million. The distribution covers the period from January 1, 2017 through March 31, 2017. The record date for this distribution is May 9, 2017 and payment is expected to occur on May 15, 2017.

7.  Unit-Based Compensation

Long-Term Incentive Plan

In April 2017, we adopted the Archrock Partners L.P. 2017 Long-Term Incentive Plan (the “2017 LTIP”) to provide for the benefit of the employees, directors and consultants of us, Archrock and our respective affiliates. Two million common units have been authorized for issuance with respect to awards under the 2017 LTIP. The 2017 LTIP provides for the issuance of unit options, unit appreciation rights, restricted units, phantom units, performance awards, bonus awards, distribution equivalent rights, cash awards and other unit based awards. The 2017 LTIP will be administered by the compensation committee of our board of directors. The Long-Term Incentive Plan adopted in October 2006 (the “2006 LTIP”) expired in 2016 and as such no further grants can be made under that plan. Previous grants made under the 2006 LTIP will continue to be governed by the 2006 LTIP and the applicable award agreements.

Phantom units are notional units that entitle the grantee to receive common units upon the vesting of such phantom units or, at the discretion of the Plan Administrator, cash equal to the fair market value of the underlying common units. Because we grant phantom units to non-employees, we are required to remeasure the fair value of these phantom units, which is based on the fair value of our common units, each period and record a cumulative adjustment of the expense previously recognized. Phantom units granted under the 2017 LTIP may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units. Phantom units granted generally vest one-third per year on dates as specified in the applicable award agreements subject to continued service through the applicable vesting date.

Phantom Units

The following table presents phantom unit activity during the three months ended March 31, 2017:

	Phantom Units (in thousands)	Weighted Average Grant-Date Fair Value per Unit
Phantom units outstanding, January 1, 2017	197	$11.60
Granted	—	—
Vested	(79)	14.65
Phantom units outstanding, March 31, 2017	118	$9.58

As of March 31, 2017, we expect $1.9 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.8 years.

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

Interest Rate Risk

At March 31, 2017, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2018	$300
May 2019	100
May 2020	100
$500

As of March 31, 2017, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded an immaterial amount of interest expense during three months ended March 31, 2017 and 2016 due to ineffectiveness related to interest rate swaps. We estimate that $2.4 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at March 31, 2017, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term assets	$538	$413
Interest rate swaps	Current portion of interest rate swaps	(1,928)	(3,226)
Interest rate swaps	Other long-term liabilities	(80)	(377)
Total derivatives		$(1,470)	$(3,190)

	Gain (loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended March 31, 2017	$699	Interest expense	$(976)
Three months ended March 31, 2016	(5,932)	Interest expense	(1,036)

The counterparties to our derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no specific collateral posted for our derivative instruments.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, with pricing levels as of the date of valuation (in thousands):

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps asset	$—	$538	$—	$—	$413	$—
Interest rate swaps liability	—	(2,008)	—	—	(3,603)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016, with pricing levels as of the date of valuation (in thousands):

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Impaired long-lived assets	$—	$—	$209	$—	$—	$3,581

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

10.  Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles, that are being amortized for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three months ended March 31, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

The following table presents the results of our impairment review for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Retired idle compressor units within the active fleet	65	60
Horsepower of retired idle compressor units within the active fleet	22,000	22,000
Impairment recorded on retired idle compressor units within the active fleet (in millions)	$6.2	$6.3

11.  Restructuring Charges

In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. During the three months ended March 31, 2016, we incurred $4.1 million of restructuring charges, comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower and other factors. These charges are reflected as restructuring charges in our condensed consolidated statements of operations. Archrock’s cost reduction program under this plan was completed during the fourth quarter of 2016.

12.  Income Taxes

Recent appellate court decisions have required us to remeasure certain of our uncertain tax positions. Consequently, we increased our unrecognized tax benefit for these positions during the three months ended March 31, 2017. We had $5.3 million and $1.9 million of unrecognized tax benefits at March 31, 2017 and December 31, 2016, respectively, of which $2.8 million and $1.9 million, respectively, would affect the effective tax rate if recognized. We also recorded $0.5 million and $0.1 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions as of March 31, 2017 and December 31, 2016, respectively. In addition, our income tax provision reflects a deferred state release of $2.5 million related to the increase in our unrecognized tax benefit.

13.  Commitments and Contingencies

Insurance Matters

Our business can be hazardous, involving unforeseen circumstances such as uncontrollable flows of natural gas or well fluids and fires or explosions. Archrock insures our property and operations against many, but not all, of these risks. We believe that our insurance coverage is customary for the industry and adequate for our business; however, losses and liabilities not covered by insurance would increase our costs.

In addition, Archrock is substantially self-insured for worker’s compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles it absorbs under its insurance arrangements for these risks. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages.

Tax Matters
We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. We accrued $1.5 million for the outcomes of non-income based tax audits as of March 31, 2017 and December 31, 2016, respectively. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our results of operations or cash flows for the period in which the resolution occurs.

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $4.0 million during the three months ended March 31, 2017. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $54.1 million as of March 31, 2017, of which approximately $11.0 million has been agreed to by a number of appraisal review boards and county appraisal districts and $43.1 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 93 petitions for review in the appropriate district courts with respect to the 2013 tax year, 103 petitions for review in the appropriate district courts with respect to the 2014 tax year, 111 petitions for review in the appropriate district courts with respect to the 2015 tax year and 105 petitions for review in the appropriate district courts with respect to the 2016 tax year.

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

In EES Leasing v. Irion County Appraisal District, EES Leasing and the appraisal district each filed motions for summary judgment in the 51st Judicial District Court of Irion County, Texas (“51st District Court”) concerning the applicability and constitutionality of the Heavy Equipment Statutes. On May 20, 2014, the district court entered an order denying both motions for summary judgment, holding that a fact issue existed as to the applicability of the Heavy Equipment Statutes to the one compressor at issue. The presiding judge for the 51st District Court has since consolidated the 2012 tax year case with EES Leasing’s 2013 tax year case, which also included EXLP Leasing as a party. On August 27, 2015, the presiding judge abated the combined case, EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, until the final resolution of the appellate cases considering the constitutionality of the Heavy Equipment Statutes, or further order of the court.

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

On March 10, 2017, the Texas Supreme Court granted EXLP Leasing’s and EES Leasing’s petition for review in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District. Oral argument has not yet been scheduled.

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

If we are unsuccessful in our litigation, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would impact our future results of operations and cash flows, including our cash available for distribution.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016, and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”), which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

•	conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•
our dependence on Archrock, Inc. (individually, and together with its wholly-owned subsidiaries, “Archrock”) to provide personnel and services, including its ability to hire, train and retain key employees and to cost effectively perform the services necessary to conduct our business;

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

Overview

We are a Delaware limited partnership formed in June 2006 and are the market leader in the U.S. full-service natural gas compression industry. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers.

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

Natural gas consumption in the U.S. for the twelve months ended January 31, 2017 remained flat at 27,284 billion cubic feet (“Bcf”) compared to 27,289 Bcf for the twelve months ended January 31, 2016. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will decrease by 2% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended January 31, 2017 decreased by approximately 2% to 28,216 Bcf compared to 28,785 Bcf for the twelve months ended January 31, 2016. The EIA forecasts that total U.S. natural gas marketed production will increase by 1% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $3.13 per million British thermal unit (“MMBtu”) at March 31, 2017, which was 16% lower and 58% higher than prices at December 31, 2016 and March 31, 2016, respectively, and the U.S. natural gas liquid composite price was $6.77 per MMBtu for the month of January 2017, which was 2% and 51% higher than prices for the months of December 2016 and March 2016, respectively. Natural gas prices at March 31, 2017 improved relative to the first quarter of 2016 and helped contribute to increased new orders for our compression services in the first quarter of 2017 compared to the third and fourth quarters of 2016, as well as a stabilization of our contract operations revenue in the first quarter of 2017, which increased 1.4% from fourth quarter 2016 levels. Lower natural gas and natural gas liquids prices during 2015 and 2016 as compared to 2014 prices caused many companies to reduce their natural gas drilling and production activities during 2015 and further reduce those activities during 2016 from their 2014 levels in select shale plays and in more mature and predominantly dry gas areas in the U.S., where we provide a significant amount of contract operations services. In addition, the West Texas Intermediate crude oil spot price was $50.54 per barrel at March 31, 2017, which was 6% lower and 37% higher than prices at December 31, 2016 and March 31, 2016, respectively. West Texas Intermediate prices at March 31, 2017 improved relative to the first quarter of 2016 and also contributed to the stabilization of our contract operations revenue in the first quarter of 2017. Lower West Texas Intermediate crude oil prices during 2015 and 2016 as compared to 2014 prices resulted in a continued decrease in capital investment and in the number of new oil wells drilled by exploration and production companies in 2016 compared to 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower were also impacted by crude oil drilling and production activity in 2015 and 2016.

As a result of the reduction in capital spending and drilling activity by U.S. producers in 2016, our contract operations business experienced a decline in revenue and operating horsepower and an increase in pricing pressure during 2016 compared to 2015.

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

Operating Highlights

The following table summarizes our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Total Available Horsepower (at period end)(1)(2)	3,267	3,290	3,301
Total Operating Horsepower (at period end)(1)(3)	2,826	2,874	2,891
Average Operating Horsepower	2,861	2,816	2,961
Horsepower Utilization:
Spot (at period end)	87%	87%	88%
Average	88%	86%	89%

(1)
Includes compressor units comprising approximately 4,000, 1,000 and 400 horsepower leased from Archrock as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively. Excludes compressor units comprising approximately 6,000 and 100 horsepower leased to Archrock as of December 31, 2016 and March 31, 2016, respectively (see Note 4 (“Related Party Transactions”) to our Financial Statements). No units were leased to Archrock as of March 31, 2017.

(2)	Defined as idle and operating horsepower. New units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(3)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Non-GAAP Financial Measures

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of gross margin and distributable cash flow.

Gross Margin

We define gross margin as total revenue less cost of sales (excluding depreciation and amortization expense). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization expense), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our selling, general, and administrative (“SG&A”) activities, the impact of our financing methods and income taxes. Depreciation and amortization expense may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs of current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense, impairments, restructuring charges, debt extinguishment costs, provision for income taxes and other (income) loss, net. Each of these excluded expenses is material to our condensed consolidated statements of operations. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A expense is necessary to support our operations and required partnership activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles our net income (loss) to gross margin (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(4,316)	$520
Depreciation and amortization	36,885	39,237
Long-lived asset impairment	6,210	6,315
Restructuring charges	—	4,139
Selling, general and administrative — affiliates	20,311	23,679
Interest expense	20,223	18,742
Debt extinguishment costs	291	—
Other loss, net	112	838
Provision for income taxes	1,302	94
Gross margin	$81,018	$93,564

Distributable cash flow

We define distributable cash flow as net income (loss) (a) plus depreciation and amortization expense, impairment charges, restructuring charges, non-cash SG&A costs, interest expense, expensed acquisition costs and debt extinguishment costs, (b) less cash interest expense (excluding amortization of deferred financing fees, amortization of debt discount and non-cash transactions related to interest rate swaps) and maintenance capital expenditures and (c) excluding gains or losses on asset sales and other items. Distributable cash flow is a supplemental financial measure that management and, we believe, external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly traded partnerships without regard to historical cost basis. We also believe distributable cash flow is an important liquidity measure because it allows management and external users of our financial statements the ability to compute the ratio of distributable cash flow to the cash distributions declared to all unitholders, including incentive distribution rights, to determine the rate at which the distributable cash flow covers the distribution. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.

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

The following table reconciles our net income to distributable cash flow (in thousands, except ratios):

	Three Months Ended March 31,
	2017		2016
Net income (loss)	$(4,316)		$520
Depreciation and amortization	36,885		39,237
Long-lived asset impairment	6,210		6,315
Restructuring charges	—		4,139
Non-cash selling, general and administrative — affiliates	520		199
Interest expense	20,223		18,742
Expensed acquisition costs	—		172
Debt extinguishment costs	291		—
Less: Loss on sale of property, plant and equipment	148		53
Less: Loss on non-cash consideration in March 2016 Acquisition	—		635
Less: Cash interest expense	(18,254)		(18,018)
Less: Maintenance capital expenditures	(7,275)		(8,047)
Distributable cash flow	$34,432		$43,947

Distributions declared to all unitholders for the period	$19,101		$17,517
Distributable cash flow coverage(1)	1.80	x	2.51	x

(1)	Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$60,715	$66,003
Provision for doubtful accounts	(278)	(1,025)
Restructuring charges	—	4,139
Expensed acquisition costs	—	172
Deferred income tax provision	(1,302)	(96)
Payments for settlement of interest rate swaps that include financing elements	(581)	(812)
Maintenance capital expenditures	(7,275)	(8,047)
Changes in assets and liabilities	(16,847)	(16,387)
Distributable cash flow	$34,432	$43,947

Summary of Results

Net income (loss).  We generated net loss of $4.3 million as compared to net income of $0.5 million during the three months ended March 31, 2017 and 2016, respectively. The decrease was primarily due to a $12.5 million decrease in gross margin, a $1.5 million increase in interest expense and a $1.2 million increase in income tax expense, partially offset by a $4.1 million decrease in restructuring charges, a $3.4 million decrease in SG&A expense and a $2.4 million decrease in depreciation and amortization expense.

Distributable cash flow.  Our distributable cash flow was $34.4 million and $43.9 million during the three months ended March 31, 2017 and 2016, respectively, and distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period) was 1.80x and 2.51x during the three months ended March 31, 2017 and 2016, respectively. Distributable cash flow decreased primarily due to the decrease in gross margin described above, partially offset by a $3.7 million decrease in cash SG&A expense. For a reconciliation of distributable cash flow to net income (loss) and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures” above.

Financial Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	$137,295	$151,424
Gross margin(1)	81,018	93,564
Gross margin percentage(2)	59%	62%
Expenses:
Depreciation and amortization	$36,885	$39,237
Long-lived asset impairment	6,210	6,315
Restructuring charges	—	4,139
Selling, general and administrative — affiliates	20,311	23,679
Interest expense	20,223	18,742
Debt extinguishment costs	291	—
Other loss, net	112	838
Provision for income taxes	1,302	94
Net income (loss)	$(4,316)	$520

(1)	For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”

(2)	Defined as gross margin divided by revenue.

Revenue.  The decrease in revenue during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a decline in average operating horsepower and a decrease in rates driven by a decrease in customer demand due to market conditions, partially offset by a $7.1 million increase in revenue due to the November 2016 Contract Operations Acquisition (as discussed in Note 3 (“Business Acquisitions”) to our Financial Statements). Average operating horsepower decreased by 3% from approximately 2,961,000 during the three months ended March 31, 2016 to approximately 2,861,000 during the three months ended March 31, 2017.

Gross margin.  The decrease in gross margin during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to the decrease in revenue discussed above, partially offset by a decrease in cost of sales driven by decreases in repair and maintenance expense and lube oil expense. These cost decreases were primarily driven by the decrease in average operating horsepower explained above, efficiency gains in lube oil consumption and a decrease in lube oil prices as well as a decrease in expense resulting from our cost reduction program that was completed in fiscal year 2016. The decrease in cost of sales was partially offset by increases in costs associated with the start-up of units, freight expense and other costs associated with providing our contract services, which resulted in a decrease in gross margin percentage.

Depreciation and amortization.  The decrease in depreciation and amortization expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a decrease in depreciation expense related to assets reaching the end of their depreciable life as well as the impact of asset impairments during 2016, partially offset by additional depreciation on compression units acquired in connection with the November 2016 Contract Operations Acquisition (as discussed in Note 3 (“Business Acquisitions”) to our Financial Statements).

Long-lived asset impairment.  During the three months ended March 31, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

The following table presents the results of our impairment review for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Retired idle compressor units within the active fleet	65	60
Horsepower of retired idle compressor units within the active fleet	22,000	22,000
Impairment recorded on retired idle compressor units within the active fleet (in millions)	$6.2	$6.3

Restructuring charges.  In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. The decrease in restructuring charges during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was due to the completion of Archrock’s cost reduction program in the fourth quarter of 2016. See Note 11 (“Restructuring Charges”) to our Financial Statements for further discussion of these charges.

SG&A — affiliates.  SG&A expense is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The decrease in SG&A expense was primarily due to a $3.5 million decrease in costs allocated to us by Archrock primarily driven by the overall decrease in SG&A expense incurred by Archrock. This decrease was partially offset by an increase in costs allocated to us as a result of an increase in our available horsepower as compared to the combined available horsepower of Archrock and us which was largely driven by the November 2016 Contract Operations Acquisition (as discussed in Note 3 (“Business Acquisitions”) to our Financial Statements). SG&A expense represented 15% and 16% of revenue during the three months ended March 31, 2017 and 2016, respectively.

Interest expense.  The increase in interest expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to an increase in the weighted average effective interest rate and a $0.6 million write-off of deferred financing costs associated with the termination of our former $825.0 million revolving credit facility, partially offset by a decrease in the average outstanding balance of long-term debt.

Other loss, net.  The change in other loss, net, during the three months ended March 31, 2017 was primarily driven by a $0.6 million loss on non-cash consideration and $0.2 million of expensed acquisition costs, both of which were associated with the March 2016 Acquisition (as discussed in Note 3 (“Business Acquisitions”) to our Financial Statements) and incurred during the three months ended March 31, 2016.

Provision for income taxes.  The increase in provision for income taxes during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to an increase in an unrecognized tax benefit resulting from recent appellate court decisions which impacted certain of our uncertain tax positions, partially offset by the deferred state release related to the increase in our unrecognized tax benefit.

Liquidity and Capital Resources

The following tables summarize our sources and uses of cash during the three months ended March 31, 2017 and 2016, and our cash and working capital as of the end of the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$60,715	$66,003
Investing activities	(13,676)	(36,661)
Financing activities	(39,063)	(29,061)
Net change in cash and cash equivalents	$7,976	$281

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$8,193	$217
Working capital	21,453	39,216

Operating Activities.  The decrease in net cash provided by operating activities was primarily due to a decrease in gross margin, partially offset by a decrease in restructuring charges and a decrease in SG&A expense.

Investing Activities.  The decrease in net cash used in investing activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a $13.8 million payment for the March 2016 Acquisition (as discussed in Note 3 (“Business Acquisitions”) to our Financial Statements) during the three months ended March 31, 2016, an $8.4 million decrease in capital expenditures and a $4.0 million increase in proceeds from the sale of property, plant and equipment. These changes were partially offset by a $3.3 million increase in amounts due from affiliates.

Financing Activities.  The increase in net cash used in financing activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to a $14.0 million decrease in net borrowings of long-term debt and $14.5 million paid during the three months ended March 31, 2017 for debt issuance costs associated with our $1.1 billion asset-based revolving credit facility (the “Credit Facility”). These changes were partially offset by a $20.6 million decrease in distributions to unitholders.

Working Capital.  The decrease in working capital at March 31, 2017 compared to December 31, 2016 was primarily due to a $23.4 million increase in accounts payable primarily related to purchases of newly fabricated compression equipment, a $9.2 million increase in accrued interest, and a $6.7 million decrease in accounts receivable, trade, net, partially offset by an $8.0 million increase in cash and an $11.8 million increase in amounts due to affiliates, net.

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to make approximately $150 million to $175 million in capital expenditures during 2017, including (1) approximately $115 million to $135 million on growth capital expenditures and (2) approximately $35 million to $40 million on equipment maintenance capital expenditures. Archrock manages its and our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been held by Archrock. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Archrock has owned the majority of such equipment, Archrock has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. If we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase.

In addition, our capital requirements include funding distributions to our unitholders, which we anticipate will be funded through cash provided by operating activities and borrowings under our Credit Facility. Given our objective of long-term growth through acquisitions, growth capital expenditure projects and other internal growth projects, we anticipate that over time we will continue to invest capital to grow and acquire assets. We expect to actively consider a variety of assets for potential acquisitions and growth projects. We expect to fund these future capital expenditures with borrowings under our Credit Facility and the issuance of additional debt and equity securities, as appropriate, given market conditions. The timing of future capital expenditures will be based on the economic environment, including the availability of debt and equity capital. We expect that we will be able to generate cash or borrow adequate amounts of cash under our Credit Facility to meet our liquidity needs through December 31, 2017; however, to the extent we are not able to satisfy our liquidity needs with cash from operations or borrowings under the Credit Facility, we may seek additional external financing.

Our Ability to Grow Depends on Our Ability to Access External Growth Capital.  We expect that we will rely primarily upon external financing sources, including our Credit Facility and the issuance of debt and equity securities, rather than cash reserves established by our general partner, to fund our acquisitions and growth capital expenditures. Our ability to access the capital markets may be restricted at a time when we would like, or need, to do so, which could have an impact on our ability to grow.

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

Long-Term Debt.  On March 30, 2017, we entered into a five-year, $1.1 billion asset-based revolving credit facility. The Credit Facility will mature on March 30, 2022, except that if any portion of our 6% senior notes due April 2021 (the “2013 Notes”) are outstanding as of December 2, 2020, then the Credit Facility will instead mature on December 2, 2020. Concurrent with opening the Credit Facility, we terminated our $825.0 million revolving credit facility and $150.0 million term loan (collectively, the “Former Credit Facility”) and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Former Credit Facility have been terminated.

Subject to certain conditions, including the approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. Portions of the Credit Facility up to $25.0 million and $50.0 million will be available for the issuance of letters of credit and swing line loans, respectively. As of March 31, 2017, we had $663.0 million in outstanding borrowings and no outstanding letters of credit under the Credit Facility. Our Credit Facility agreement limits our Total Debt to EBITDA ratio (as defined in the Credit Facility agreement) to not greater than 5.95 to 1.0. As a result of this limitation, $293.2 million of the $437.0 million of undrawn capacity was available for additional borrowings as of March 31, 2017.

The Credit Facility bears interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 3.25% and (ii) in the case of base rate loans, from 1.00% to 2.25%. The base rate is the highest of (i) the prime rate announced by JP Morgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on our leverage ratio, ranging from 0.375% to 0.50%. At March 31, 2017, the applicable margin on amounts outstanding was 2.25%. We incurred $0.4 million in commitment fees on the daily unused amount of the Credit Facility and the former $825.0 million revolving credit facility during the three months ended March 31, 2017 and 2016.

At March 31, 2017 and 2016, the weighted average annual interest rate on the outstanding balance of the Credit Facility and Former Credit Facility’s revolving credit facility, excluding the effect of interest rate swaps, was 6.3% and 3.2%. During the three months ended March 31, 2017 and 2016, the average daily debt balance under these facilities was $507.6 million and $743.8 million, respectively.

The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compression units. The largest component is eligible compression units.

Borrowings under the Credit Facility are secured by substantially all of the personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Facility agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Facility agreement).

The Credit Facility agreement contains various covenants including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. The Credit Facility agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date we have cash and cash equivalents (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the revolving credit facility.

We must maintain various consolidated financial ratios, as defined in the Credit Facility agreement, including a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to Total Interest Expense of not less than 2.5 to 1.0, a ratio of Senior Secured Debt to EBITDA of not greater than 3.50 to 1.0 and a ratio of Total Debt to EBITDA of not greater than 5.95 to 1.0 through the fourth quarter of 2017, 5.75 to 1.0 through fiscal year 2018, 5.50 to 1.00 through the first and second quarters of 2019 and 5.25 to 1.0 (subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the acquisition closes) thereafter. If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, including reductions in our general and administrative expenses, our capital expenditures or the payment of cash distributions at our current distribution rate. Any of these measures could have an adverse effect on our operations, cash flows and the price of our common units. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. In addition, a material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Facility agreement, could lead to a default under that agreement. As of March 31, 2017, we were in compliance with all financial covenants under the Credit Facility agreement.

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

On or after April 1, 2017, we may redeem all or a part of the 2013 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.00% for the twelve-month period beginning on April 1, 2017, 101.50% for the twelve-month period beginning on April 1, 2018 and 100.00% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 2013 Notes.

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

Prior to April 1, 2018, we may redeem all or a part of the 2014 Notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after April 1, 2018, we may redeem all or a part of the 2014 Notes at redemption prices (expressed as percentages of principal amount) equal to 103.00% for the twelve-month period beginning on April 1, 2018, 101.50% for the twelve-month period beginning on April 1, 2019 and 100.00% for the twelve-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the 2014 Notes.

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

We have entered into interest rate swap agreements to offset changes in expected cash flows due to fluctuations in the interest rates associated with our variable rate debt. At March 31, 2017, we were a party to interest rate swaps with a notional value of $500.0 million, pursuant to which we make fixed payments and receive floating payments. Our interest rate swaps expire over varying dates, with interest rate swaps having a notional amount of $300.0 million expiring in May 2018, interest rate swaps having a notional amount of $100.0 million expiring in May 2019 and the remaining interest rate swaps having a notional amount of $100.0 million expiring in May 2020. As of March 31, 2017, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. See Part I, Item 3 (“Quantitative and Qualitative Disclosures About Market Risk”) of this Quarterly Report on Form 10-Q for further discussion of our interest rate swap agreements.

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

On April 26, 2017, our board of directors approved a cash distribution of $0.2850 per common unit, or approximately $19.1 million. The distribution covers the period from January 1, 2017 through March 31, 2017. The record date for this distribution is May 9, 2017 and payment is expected to occur on May 15, 2017. The amount of our cash distributions will be determined by our board of directors on a quarterly basis, taking into account a number of factors. Therefore, there is no guarantee that we will continue to pay cash distributions to our unitholders at the current level, or at all.

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

As of March 31, 2017, after taking into consideration interest rate swaps, we had $163.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2017 would result in an annual increase in our interest expense of $1.6 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 (“Accounting for Derivatives”) to our Financial Statements.

Item 4.  Controls and Procedures

This Item 4 includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act included in this Quarterly Report as Exhibits 31.1 and 31.2.

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, as of March 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 13 (“Commitments and Contingencies”) to the Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 1.

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

Item 1A.  Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities during the three months ended March 31, 2017:

Period	Total Number of Units Repurchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2017 - January 31, 2017	—	$—	N/A	N/A
February 1, 2017 - February 28, 2017	—	—	N/A	N/A
March 1, 2017 - March 31, 2017	22,977	17.58	N/A	N/A
Total	22,977	$17.58	N/A	N/A

(1)	Represents units withheld to satisfy employees’ tax withholding obligations in connection with vesting of phantom units during the period.

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

2.2
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
3.9
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP, LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1
Credit Agreement, dated as of March 30, 2017, among Archrock Partners Operating LLC, as Borrower, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, as an Issuing Bank and as Swingline Lender, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2017

10.2
Pledge and Security Agreement, dated as of March 30, 2017, among Archrock Partners Operating LLC and the other Grantors party thereto in favor or JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2017

31.1 *
Certification of the Principal Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *
Certification of the Principal Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **
Certification of the Chief Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **
Certification of the Chief Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2017	ARCHROCK PARTNERS, L.P.

	By:	ARCHROCK GENERAL PARTNER, L.P.
its General Partner

	By:	ARCHROCK GP LLC
its General Partner

	By:	/s/ DAVID S. MILLER
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ DONNA A. HENDERSON
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

2.2
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
3.9
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP, LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1
Credit Agreement, dated as of March 30, 2017, among Archrock Partners Operating LLC, as Borrower, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, as an Issuing Bank and as Swingline Lender, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2017

10.2
Pledge and Security Agreement, dated as of March 30, 2017, among Archrock Partners Operating LLC and the other Grantors party thereto in favor or JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2017

31.1 *
Certification of the Principal Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

31.2 *
Certification of the Principal Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

32.1 **
Certification of the Chief Executive Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **
Certification of the Chief Financial Officer of Archrock GP LLC (as general partner of the general partner of Archrock Partners, L.P.) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1 *	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.