Form 10-Q
period 2017-06-30
Archrock Partners, L.P.
filed 2017-08-01
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission File No. 001-33078

Archrock Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	22-3935108
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9807 Katy Freeway, Suite 100
Houston, Texas	77024
(Address of principal executive offices)	(Zip Code)
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

As of July 25, 2017, there were 65,580,617 common units outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$68	$217
Accounts receivable, trade, net of allowance of $1,507 and $1,398, respectively	68,588	69,974
Due from affiliates, net	2,336	—
Total current assets	70,992	70,191
Property, plant and equipment	2,692,094	2,655,780
Accumulated depreciation	(938,487)	(903,556)
Property, plant and equipment, net	1,753,607	1,752,224
Intangible assets, net	68,700	76,663
Other long-term assets	17,126	4,296
Total assets	$1,910,425	$1,903,374

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$13,127	$14
Accrued liabilities	8,675	7,386
Accrued interest	14,266	12,337
Due to affiliates, net	—	8,012
Current portion of interest rate swaps	1,298	3,226
Total current liabilities	37,366	30,975
Long-term debt	1,377,152	1,342,724
Deferred income taxes	—	2,500
Other long-term liabilities	9,204	5,002
Total liabilities	1,423,722	1,381,201
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 65,690,389 and 65,606,655 issued, respectively	479,861	516,208
General partner units, 2% interest with 1,328,196 and 1,326,965 equivalent units issued and outstanding, respectively	11,170	12,027
Accumulated other comprehensive loss	(2,032)	(4,170)
Treasury units, 109,772 and 86,795 common units, respectively	(2,296)	(1,892)
Total partners’ capital	486,703	522,173
Total liabilities and partners’ capital	$1,910,425	$1,903,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$138,255	$140,052	$275,550	$291,476

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	53,995	49,310	110,272	107,170
Depreciation and amortization	36,275	38,627	73,160	77,864
Long-lived asset impairment	3,081	8,283	9,291	14,598
Restructuring charges	—	1,208	—	5,347
Selling, general and administrative — affiliates	18,303	19,741	38,614	43,420
Interest expense	21,299	19,313	41,522	38,055
Debt extinguishment costs	—	—	291	—
Other (income) loss, net	(933)	72	(821)	910
Total costs and expenses	132,020	136,554	272,329	287,364
Income before income taxes	6,235	3,498	3,221	4,112
Provision for income taxes	960	187	2,262	281
Net income	$5,275	$3,311	$959	$3,831

General partner interest in net income	$105	$66	$19	$76
Common unitholder interest in net income	$5,170	$3,245	$940	$3,755

Weighted average common units outstanding used in income per common unit:
Basic	65,399	59,837	65,382	59,788
Diluted	65,399	59,837	65,382	59,788

Income per common unit:
Basic	$0.08	$0.05	$0.01	$0.06
Diluted	$0.08	$0.05	$0.01	$0.06

Distributions declared and paid per common unit	$0.2850	$0.2850	$0.5700	$0.8575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,275	$3,311	$959	$3,831
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	463	(2,421)	2,138	(7,317)
Total other comprehensive income (loss)	463	(2,421)	2,138	(7,317)
Comprehensive income (loss)	$5,738	$890	$3,097	$(3,486)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)
(unaudited)

							Accumulated Other Comprehensive Loss
	Partners’ Capital				Treasury Units
	Common Units		General Partner Units
	$	Units	$	Units	$	Units		Total
Balance, January 1, 2016	$538,197	59,796,514	$17,151	1,209,562	$(1,794)	(74,888)	$(5,558)	$547,996
Issuance of common units for vesting of phantom units		68,548						—
Treasury units purchased					(89)	(11,356)		(89)
March 2016 Acquisition	1,799	257,000	37	5,205				1,836
Contribution (distribution) of capital, net	232		(39)					193
Cash distributions	(51,402)		(5,791)					(57,193)
Unit-based compensation expense	480							480
Comprehensive income (loss)	3,755		76				(7,317)	(3,486)
Balance, June 30, 2016	$493,061	60,122,062	$11,434	1,214,767	$(1,883)	(86,244)	$(12,875)	$489,737

Balance, January 1, 2017	$516,208	65,606,655	$12,027	1,326,965	$(1,892)	(86,795)	$(4,170)	$522,173
Issuance of common units for vesting of phantom units		83,734						—
Treasury units purchased					(404)	(22,977)		(404)
Issuance of general partner units			22	1,231				22
Distribution of capital, net	(370)		(141)					(511)
Cash distributions	(37,474)		(757)					(38,231)
Unit-based compensation expense	557							557
Comprehensive income	940		19				2,138	3,097
Balance, June 30, 2017	$479,861	65,690,389	$11,170	1,328,196	$(2,296)	(109,772)	$(2,032)	$486,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$959	$3,831
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	73,160	77,864
Long-lived asset impairment	9,291	14,598
Amortization of deferred financing costs	3,017	1,838
Amortization of debt discount	653	613
Debt extinguishment costs	291	—
Interest rate swaps	980	649
Unit-based compensation expense	557	480
Provision for doubtful accounts	941	1,572
(Gain) loss on sale of property, plant and equipment	(759)	156
Loss on non-cash consideration in March 2016 Acquisition	—	635
Deferred income tax provision	2,232	283
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	445	8,285
Other assets and liabilities	6,991	(1,916)
Net cash provided by operating activities	98,758	108,888
Cash flows from investing activities:
Capital expenditures	(71,612)	(33,319)
Payment for March 2016 Acquisition	—	(13,779)
Proceeds from sale of property, plant and equipment	5,062	10,900
Increase in amounts due from affiliates, net	(2,336)	(4,479)
Net cash used in investing activities	(68,886)	(40,677)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	789,000	126,000
Repayments of long-term debt	(756,500)	(128,000)
Distributions to unitholders	(38,231)	(57,193)
Net proceeds from sale of general partner units	22	37
Payments for debt issuance costs	(14,855)	(1,709)
Payments for settlement of interest rate swaps that include financing elements	(1,041)	(1,590)
Purchases of treasury units	(404)	(89)
Decrease in amounts due to affiliates, net	(8,012)	(5,980)
Net cash used in financing activities	(30,021)	(68,524)
Net decrease in cash and cash equivalents	(149)	(313)
Cash and cash equivalents at beginning of period	217	472
Cash and cash equivalents at end of period	$68	$159
Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$2,720	$984
Contract operations equipment acquired/exchanged, net	$(3,231)	$(791)
Common units issued in March 2016 Acquisition	$—	$1,799
Non-cash consideration in March 2016 Acquisition	$—	$3,165
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Archrock Partners, L.P. (“we,” “our,” “us,” or the “Partnership”) included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, that are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our Annual Report on Form 10-K for the year ended December 31, 2016, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or general partner. Our accumulated other comprehensive income (loss) consists only of derivative financial instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative financial instruments that are designated as cash flow hedges to the extent the hedge is effective and amortization of terminated interest rate swaps. See Note 8 (“Derivatives”) for additional disclosures related to comprehensive income (loss).

Financial Instruments

Our financial instruments consist of cash, receivables, payables, interest rate swaps and debt. At June 30, 2017 and December 31, 2016, the estimated fair values of these financial instruments approximated their carrying amounts as reflected in our condensed consolidated balance sheets. The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets, which are Level 2 inputs. The fair value of our floating rate debt was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs. See Note 9 (“Fair Value Measurements”) for additional information regarding the fair value hierarchy.

The following table summarizes the carrying amount and fair value of our debt as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount(1)	Fair Value	Carrying Amount(1)	Fair Value
Fixed rate debt	$685,152	$699,000	$683,577	$686,000
Floating rate debt	692,000	694,000	659,147	660,000
Total debt	$1,377,152	$1,393,000	$1,342,724	$1,346,000

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 5 (“Long-Term Debt”) for further details.

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

The following table reconciles net income used in the calculation of basic and diluted income per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,275	$3,311	$959	$3,831
Less: General partner 2% ownership interest	(105)	(66)	(19)	(76)
Common unitholder interest in net income	5,170	3,245	940	3,755
Less: Net income attributable to participating securities	(75)	(57)	(109)	(113)
Net income used in basic and diluted income per common unit	$5,095	$3,188	$831	$3,642

The following table shows the potential common units that were included in computing diluted income per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common units outstanding including participating securities	65,577	60,036	65,557	59,931
Less: Weighted average participating securities outstanding	(178)	(199)	(175)	(143)
Weighted average common units outstanding — used in basic income per common unit	65,399	59,837	65,382	59,788
Net dilutive potential common units issuable:
Phantom units	—	—	—	—
Weighted average common units and dilutive potential common units — used in diluted income per common unit	65,399	59,837	65,382	59,788

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
Accounting Standards Updates Not Yet Implemented

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15 (“Update 2016-15”) which addresses diversity in practice and simplifies several elements of cash flow classification including how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Update 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Update 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. We have evaluated Update 2016-15 and do not expect a material impact on our consolidated financial statements.

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

From May 2014 through May 2016, the FASB issued Accounting Standards Update No. 2014-09 and several additional accounting standard updates (the “Revenue Recognition Update”) that outline a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersede the most current revenue recognition guidance, including industry-specific guidance. The core principle of the Revenue Recognition Update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Revenue Recognition Update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Revenue Recognition Update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach.

We intend to adopt the Revenue Recognition Update on January 1, 2018, using the modified retrospective transition method applied to those contracts which are not complete as of that date. Upon adoption, we will recognize the cumulative effect of adoption as an adjustment to the opening balance of our retained earnings.

Under current guidance, contract operations revenue is recognized when earned, which generally occurs monthly when the service is provided under our customer contracts. We anticipate the timing of revenue recognized will be impacted by contractual provisions for service availability guarantees of our compressor assets, re-billable costs associated with moving our compressor assets to a customer site, as well as delayed billings for new agreements. At this time we do not expect these changes to result in a material difference from current practice.

The Revenue Recognition Update provides guidance on contract costs that should be recognized as assets and amortized over the period that the related goods or services transfer to the customer. Certain costs such as sales commissions and freight charges to transport compressor assets, currently expensed as incurred, will be deferred and amortized.

We anticipate significant changes to our disclosures based on the requirements prescribed by the Revenue Recognition Update. Additionally, we are currently evaluating our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance. The impacts noted are not all-inclusive, but reflect our current expectations. We are still determining the materiality of the impact for certain of these changes on our consolidated financial statements.

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

March 2016 Acquisition

On March 1, 2016, we completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under our revolving credit facility, a non-cash exchange of 24 compressor units for $3.2 million, and the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. This acquisition is referred to as the “March 2016 Acquisition.” During the six months ended June 30, 2016, we incurred transaction costs of $0.2 million related to the March 2016 Acquisition, which is reflected in other income, net, in our condensed consolidated statement of operations.

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

Pro forma financial information for the three and six months ended June 30, 2016 has been included to give effect to the additional assets acquired in the November 2016 Contract Operations Acquisition. The November 2016 Contract Operations Acquisition is presented in the pro forma financial information as though this transaction occurred as of January 1, 2016. The pro forma financial information reflects the following transactions related to the November 2016 Contract Operations Acquisition:

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

The following table shows pro forma financial information for the three and six months ended June 30, 2016 (in thousands, except per unit amounts):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenue	$147,733	$307,077
Net income	$6,402	$9,282
Basic income per common unit	$0.10	$0.14
Diluted income per common unit	$0.10	$0.14

Pro forma net income per common unit is determined by dividing the pro forma net income that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to our common unitholders. No pro forma incentive distributions to our general partner nor a reduction to net income (loss) allocable to our common unitholders was included in our pro forma net income (loss) per common unit calculations for the three and six months ended June 30, 2016, as there were no incentive distributions issued related to that period.

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

Transfer, Exchange or Lease of Compression Equipment with Archrock

Transactions between us and Archrock and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. During the six months ended June 30, 2017 and 2016, Archrock contributed to us $2.7 million and $1.0 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

The following table summarizes the transfer activity between Archrock and us:

	Transferred to Archrock		Transferred from Archrock
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Compressor units	142	202	119	171
Horsepower	75,800	102,800	69,400	74,300
Net book value (millions)	$35.3	$45.8	$32.1	$45.0

During the six months ended June 30, 2017 and 2016, we recorded capital distributions of $3.2 million and $0.8 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

The following table summarizes the aggregate cost and accumulated depreciation of equipment on lease to Archrock (in millions):

	June 30, 2017	December 31, 2016
Aggregate cost	$4.3	$4.3
Accumulated depreciation	0.6	0.7

The following table summarizes the revenue from Archrock related to the lease of our compression equipment and the cost of sales related to the lease of Archrock compression equipment (in millions):

	Six Months Ended June 30,
	2017	2016
Revenue	$0.1	$0.1
Cost of sales	0.3	0.1

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

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Revolving credit facility due March 2022	$692,000	$—
Revolving credit facility due May 2018	—	509,500

Term loan facility due May 2018	—	150,000
Less: Deferred financing costs, net of amortization	—	(353)
	—	149,647

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(2,874)	(3,213)
Less: Deferred financing costs, net of amortization	(3,852)	(4,366)
	343,274	342,421

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(3,763)	(4,076)
Less: Deferred financing costs, net of amortization	(4,359)	(4,768)
	341,878	341,156
Long-term debt	$1,377,152	$1,342,724

Revolving Credit Facility

On March 30, 2017, we entered into a five-year, $1.1 billion asset-based revolving credit facility (the “Credit Facility”). The Credit Facility will mature on March 30, 2022, except that if any portion of our 6% senior notes due April 2021 (the “2013 Notes”) are outstanding as of December 2, 2020, then the Credit Facility will instead mature on December 2, 2020. We incurred approximately $15.0 million in transaction costs related to the Credit Facility, which were included in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the Credit Facility. Concurrent with entering into the Credit Facility, we terminated our former $825.0 million revolving credit facility and $150.0 million term loan (collectively, the “Former Credit Facility”) and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Former Credit Facility have been terminated. As a result of the termination, we expensed $0.6 million of unamortized deferred financing costs associated with the $825.0 million revolving credit facility, which was included in interest expense in our condensed consolidated statements of operations. Additionally, we recorded a loss of $0.3 million related to the extinguishment of the $150.0 million term loan.

Subject to certain conditions, including the approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. Portions of the Credit Facility up to $25.0 million and $50.0 million will be available for the issuance of letters of credit and swing line loans, respectively. As of June 30, 2017, we had $692.0 million in outstanding borrowings and no outstanding letters of credit under the Credit Facility.

The Credit Facility bears interest at a base rate or the London Interbank Offered Rate (“LIBOR”), at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 3.25% and (ii) in the case of base rate loans, from 1.00% to 2.25%. The base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on our leverage ratio, ranging from 0.375% to 0.50%. At June 30, 2017, the applicable margin on amounts outstanding was 3.21%. We incurred $0.5 million and $0.3 million in commitment fees on the daily unused amount of the Credit Facility and the former $825.0 million revolving credit facility during the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.7 million during the six months ended June 30, 2017 and 2016, respectively.
The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressor units. The largest component is eligible compressor units.

Borrowings under the Credit Facility are secured by substantially all of the personal property assets of us and our Significant Domestic Subsidiaries (as defined in the Credit Facility agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Facility agreement).

The Credit Facility agreement contains various covenants including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. The Credit Facility agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date we have cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility.
We must maintain the following consolidated financial ratios, as defined in the Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2017	5.95 to 1.0
Through fiscal year 2018	5.75 to 1.0
Through second quarter of 2019	5.50 to 1.0
Thereafter (1)	5.25 to 1.0

(1)
Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Facility agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of June 30, 2017, we were in compliance with all financial covenants under the Credit Facility agreement.

As of June 30, 2017, we had undrawn capacity of $408.0 million under the Credit Facility. As a result of the financial ratio requirements discussed above, $217.4 million of the $408.0 million of undrawn capacity was available for additional borrowings as of June 30, 2017.

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

6. Partners' Capital

Unit Transactions

During the six months ended June 30, 2017, we issued and sold 1,231 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us.

As of June 30, 2017, Archrock owned 29,064,637 common units and 1,328,196 general partner units, collectively representing an approximate 45% interest in us.

Cash Distributions

We make distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

•	first, 98% to all common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	second, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	third, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2017 and 2016:

Period Covering	Payment Date	Distribution per Common Unit	Total Distribution
1/1/2016 — 3/31/2016	May 13, 2016	$0.2850	$17.5	million
4/1/2016 — 6/30/2016	August 15, 2016	0.2850	17.5	million
7/1/2016 — 9/30/2016	November 14, 2016	0.2850	17.5	million
10/1/2016 — 12/31/2016	February 14, 2017	0.2850	19.1	million
1/1/2017 — 3/31/2017	May 15, 2017	0.2850	19.1	million

On July 26, 2017, our board of directors approved a cash distribution of $0.2850 per common unit, or $19.1 million. The distribution covers the period from April 1, 2017 through June 30, 2017. The record date for this distribution is August 8, 2017 and payment is expected to occur on August 14, 2017.

7. Unit-Based Compensation

Long-Term Incentive Plan

In April 2017, we adopted the Archrock Partners L.P. 2017 Long-Term Incentive Plan (the “2017 LTIP”) to provide for the benefit of the employees, directors and consultants of us, Archrock and our respective affiliates. Two million common units have been authorized for issuance with respect to awards under the 2017 LTIP. The 2017 LTIP provides for the issuance of unit options, unit appreciation rights, restricted units, phantom units, performance awards, bonus awards, distribution equivalent rights, cash awards and other unit-based awards. The 2017 LTIP will be administered by the compensation committee of our board of directors. The Long-Term Incentive Plan adopted in October 2006 (the “2006 LTIP”) expired in 2016 and, as such, no further grants can be made under that plan. Previous grants made under the 2006 LTIP will continue to be governed by the 2006 LTIP and the applicable award agreements.

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

Phantom Units

The following table presents phantom unit activity during the six months ended June 30, 2017:

	Phantom Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Phantom units outstanding, January 1, 2017	197	$11.60
Granted	81	16.28
Vested	(84)	14.76
Canceled	(11)	7.84
Phantom units outstanding, June 30, 2017	183	12.44

As of June 30, 2017, we expect $2.4 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.1 years.

8. Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative financial instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative financial instruments for trading or other speculative purposes.

Interest Rate Risk

At June 30, 2017, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2018	$300
May 2019	100
May 2020	100
$500

As of June 30, 2017, the weighted average effective fixed interest rate on our interest rate swaps was 1.6%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.1 million of interest expense during the six months ended June 30, 2017 as compared to an immaterial amount of interest income during the six months ended June 30, 2016 due to ineffectiveness related to interest rate swaps. We estimate that $1.9 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at June 30, 2017, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term assets	$254	$413
Interest rate swaps	Current portion of interest rate swaps	(1,298)	(3,226)
Interest rate swaps	Other long-term liabilities	(23)	(377)
Total derivatives		$(1,067)	$(3,190)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended June 30, 2017	$(336)	Interest expense	$(799)
Three months ended June 30, 2016	(3,518)	Interest expense	(1,096)
Six months ended June 30, 2017	363	Interest expense	(1,775)
Six months ended June 30, 2016	(9,450)	Interest expense	(2,133)

The counterparties to our derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no specific collateral posted for our derivative instruments.

9. Fair Value Measurements

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into the following three categories:

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

The following table presents our assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, with pricing levels as of the date of valuation (in thousands):

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest rate swaps asset	$—	$254	$—	$—	$413	$—
Interest rate swaps liability	—	(1,321)	—	—	(3,603)	—

On a quarterly basis, our interest rate swaps are recorded at fair value utilizing a combination of the market approach and income approach to estimate fair value based on forward LIBOR curves.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016, with pricing levels as of the date of valuation (in thousands):

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Impaired long-lived assets	$—	$—	$451	$—	$—	$3,581
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

During the three and six months ended June 30, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets during the three and six months ended June 30, 2017 and 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units and recorded additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Idle compressor units retired from the active fleet	40	100	105	160
Horsepower of idle compressor units retired from the active fleet	13,000	31,000	35,000	53,000
Impairment recorded on idle compressor units retired from the active fleet (in thousands)	$3,081	$7,734	$9,291	$14,049
Additional impairment recorded on available-for-sale compressor units previously culled (in thousands)	$—	$549	$—	$549

11. Restructuring Charges

In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make-ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make-ready demand in the U.S. market. During the three and six months ended June 30, 2016, we incurred $1.2 million and $5.3 million, respectively, of restructuring charges comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower and other factors. These charges are reflected as restructuring charges in our condensed consolidated statements of operations. Archrock’s cost reduction program under this plan was completed during the fourth quarter of 2016.

12. Income Taxes

Recent appellate court decisions have required us to remeasure certain of our uncertain tax positions. Consequently, we increased our unrecognized tax benefit for these positions during the six months ended June 30, 2017. We had $5.9 million and $1.9 million of unrecognized tax benefits at June 30, 2017 and December 31, 2016, respectively, of which $3.1 million and $1.9 million, respectively, would affect the effective tax rate if recognized. We also recorded $0.8 million and $0.1 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions as of June 30, 2017 and December 31, 2016, respectively. In addition, for the six months ended June 30, 2017, our income tax provision reflects a deferred state release of $2.5 million related to the increase in our unrecognized tax benefit.

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
Tax Matters
We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2017 and December 31, 2016, we accrued $1.6 million and $1.5 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.
Litigation and Claims
In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012 (the “Heavy Equipment Statutes”). Under the revised statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $8.0 million during the six months ended June 30, 2017. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $58.1 million as of June 30, 2017, of which approximately $11.0 million has been agreed to by a number of appraisal review boards and county appraisal districts and $47.1 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 93 petitions for review in the appropriate district courts with respect to the 2013 tax year, 103 petitions for review in the appropriate district courts with respect to the 2014 tax year, 111 petitions for review in the appropriate district courts with respect to the 2015 tax year and 105 petitions for review in the appropriate district courts with respect to the 2016 tax year.
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
In EES Leasing v. Irion County Appraisal District, EES Leasing and the appraisal district each filed motions for summary judgment in the 51st Judicial District Court of Irion County, Texas (the “51st District Court”) concerning the applicability and constitutionality of the Heavy Equipment Statutes. On May 20, 2014, the district court entered an order denying both motions for summary judgment, holding that a fact issue existed as to the applicability of the Heavy Equipment Statutes to the one compressor at issue. The presiding judge for the 51st District Court has since consolidated the 2012 tax year case with EES Leasing’s 2013 tax year case, which also included EXLP Leasing as a party. On August 27, 2015, the presiding judge abated the combined case, EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, until the final resolution of the appellate cases considering the constitutionality of the Heavy Equipment Statutes, or further order of the court.
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

On March 10, 2017, the Texas Supreme Court granted EXLP Leasing’s and EES Leasing’s petition for review in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District. Oral argument is set for October 10, 2017.
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

In the ordinary course of business, we are also involved in various other pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these other actions will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders.

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

•
our dependence on Archrock, Inc. (individually, and together with its wholly-owned subsidiaries, “Archrock”) to provide personnel and services, including its ability to hire, train and retain key employees and to cost-effectively perform the services necessary to conduct our business;

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

The Omnibus Agreement will terminate upon a change of control of Archrock GP LLC, our general partner or us, and certain provisions of the Omnibus Agreement will terminate upon a change of control of Archrock. For further discussion of the Omnibus Agreement, see Note 4 (“Related Party Transactions”) to our Financial Statements.

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

Natural gas consumption in the U.S. for the twelve months ended April 30, 2017 remained flat at 26,900 billion cubic feet (“Bcf”) compared to 26,857 Bcf for the twelve months ended April 30, 2016. The U.S. Energy Information Administration (“EIA”) forecasts that total U.S. natural gas consumption will decrease by 3% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 trillion cubic feet (“Tcf”) in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended April 30, 2017 decreased by 3% to 27,975 Bcf compared to 28,836 Bcf for the twelve months ended April 30, 2016. The EIA forecasts that total U.S. natural gas marketed production will increase by 2% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $2.98 per million British thermal unit (“MMBtu”) at June 30, 2017, which was 20% lower and 1% higher than prices at December 31, 2016 and June 30, 2016, respectively, and the U.S. natural gas liquid composite price was $6.25 per MMBtu for the month of April 2017, which was 6% lower and 19% higher than prices for the months of December 2016 and June 2016, respectively. In addition, the West Texas Intermediate crude oil spot price was $46.02 per barrel at June 30, 2017, which was 14% and 5% lower than prices at December 31, 2016 and June 30, 2016, respectively.

Lower natural gas and natural gas liquids prices during 2015 and the first half of 2016 caused many companies to reduce their natural gas drilling and production activities during 2015 and further reduce those activities during 2016 in select shale plays and in more mature and predominantly dry gas areas in the U.S., where we provide a significant amount of contract operations services. In addition, lower West Texas Intermediate crude oil prices during 2015 and 2016 resulted in a continued decrease in capital investment and in the number of new oil wells drilled by exploration and production companies in 2016 compared to 2015. Because we provide a significant amount of contract operations services related to the production of associated gas from oil wells and the use of gas lift to enhance production of oil from oil wells, our operations and our levels of operating horsepower were also impacted by crude oil drilling and production activity in 2015 and 2016.

As a result of the reduction in capital spending and drilling activity by U.S. producers in 2016, our business experienced a decline in revenue and operating horsepower and an increase in pricing pressure during 2016 compared to 2015.

Increased stability of oil and natural gas prices in the second half of 2016 and the first half of 2017, compared to the declines experienced in 2015 and the first half of 2016, contributed to increased new orders for our compression services in the first half of 2017 compared to the third and fourth quarters of 2016, as well as a stabilization of our revenue in the first half of 2017, which increased 2% from our second half 2016 levels.

Year to date 2017 operating horsepower remained flat compared to the decline in operating horsepower we experienced in 2016. We anticipate investing more capital in new fleet units in 2017 than we did in 2016 to take advantage of improved market conditions during 2017. Although new orders for compression services have been strong in 2017, given the operating horsepower declines and pricing pressure experienced in 2016, we expect an overall decline in our full-year 2017 revenue compared to 2016.

Operating Highlights

The following table summarizes our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Available Horsepower (at period end)(1)(2)	3,281	3,315	3,281	3,315
Total Operating Horsepower (at period end)(1)(3)	2,860	2,778	2,860	2,778
Average Operating Horsepower	2,843	2,815	2,852	2,888
Horsepower Utilization:
Spot (at period end)	87%	84%	87%	84%
Average	87%	85%	87%	87%

(1)
Includes compressor units comprising approximately 23,000 and 4,000 horsepower leased from Archrock as of June 30, 2017 and 2016, respectively. Excludes compressor units comprising approximately 6,000 and 600 horsepower leased to Archrock as of June 30, 2017 and 2016, respectively (see Note 4 (“Related Party Transactions”) to our Financial Statements).

(2)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(3)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

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

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization expense, SG&A expense, impairments, restructuring charges, debt extinguishment costs, provision for (benefit from) income taxes and other (income) loss, net. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A expense is necessary to support our operations and required partnership activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net income to gross margin (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,275	$3,311	$959	$3,831
Depreciation and amortization	36,275	38,627	73,160	77,864
Long-lived asset impairment	3,081	8,283	9,291	14,598
Restructuring charges	—	1,208	—	5,347
Selling, general and administrative — affiliates	18,303	19,741	38,614	43,420
Interest expense	21,299	19,313	41,522	38,055
Debt extinguishment costs	—	—	291	—
Other (income) loss, net	(933)	72	(821)	910
Provision for income taxes	960	187	2,262	281
Gross margin	$84,260	$90,742	$165,278	$184,306

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

Distributable cash flow is not a measure of financial performance under GAAP and should not be considered in isolation or as an alternative to net income (loss), cash flows from operating activities and other measures determined in accordance with GAAP. Items excluded from distributable cash flow are significant and necessary components to the operations of our business, and, therefore, distributable cash flow should only be used as a supplemental measure of our operating performance.

The following table reconciles our net income to distributable cash flow (in thousands, except ratios):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5,275	$3,311	$959	$3,831
Depreciation and amortization	36,275	38,627	73,160	77,864
Long-lived asset impairment	3,081	8,283	9,291	14,598
Restructuring charges	—	1,208	—	5,347
Non-cash selling, general and administrative — affiliates	37	281	557	480
Interest expense	21,299	19,313	41,522	38,055
Expensed acquisition costs	—	—	—	172
Debt extinguishment costs	—	—	291	—
Less: (Gain) loss on sale of property, plant and equipment	(907)	103	(759)	156
Less: Loss on non-cash consideration in March 2016 Acquisition	—	—	—	635
Less: Cash interest expense	(19,659)	(18,527)	(37,913)	(36,545)
Less: Maintenance capital expenditures	(6,320)	(5,878)	(13,595)	(13,925)
Distributable cash flow	$39,081	$46,721	$73,513	$90,668

Distributions declared to all unitholders for the period	$19,121	$17,513	$38,222	$35,026
Distributable cash flow coverage(1)	2.04x	2.67x	1.92x	2.59x

(1)	Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period.
The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$38,043	$42,885	$98,758	$108,888
Provision for doubtful accounts	(663)	(547)	(941)	(1,572)
Restructuring charges	—	1,208	—	5,347
Expensed acquisition costs	—	—	—	172
Deferred income tax provision	(930)	(187)	(2,232)	(283)
Payments for settlement of interest rate swaps that include financing elements	(460)	(778)	(1,041)	(1,590)
Maintenance capital expenditures	(6,320)	(5,878)	(13,595)	(13,925)
Changes in assets and liabilities	9,411	10,018	(7,436)	(6,369)
Distributable cash flow	$39,081	$46,721	$73,513	$90,668

Financial Results of Operations

Summary of Results

Net income. We generated net income of $5.3 million and $3.3 million during the three months ended June 30, 2017 and 2016, respectively. The increase in net income was primarily due to decreases in long-lived asset impairment, depreciation and amortization, SG&A expense and restructuring charges, partially offset by a decrease in gross margin and an increase in interest expense.

We generated net income of $1.0 million and $3.8 million during the six months ended June 30, 2017 and 2016, respectively. The decrease in net income was primarily due to a decrease in gross margin and an increase in interest expense, partially offset by decreases in restructuring charges, long-lived asset impairment, SG&A expense and depreciation and amortization.

Distributable cash flow. Our distributable cash flow was $39.1 million and $46.7 million and our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period) was 2.04x and 2.67x during the three months ended June 30, 2017 and 2016, respectively.

Our distributable cash flow was $73.5 million and $90.7 million and our distributable cash flow coverage was 1.92x and 2.59x during the six months ended June 30, 2017 and 2016, respectively.

Distributable cash flow decreased in both periods primarily due to the decrease in gross margin discussed above and an increase in cash interest expense, partially offset by a decrease in cash SG&A expense.

For a reconciliation of distributable cash flow to net income and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures” above.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Three Months Ended June 30,
	2017	2016
Revenue	$138,255	$140,052
Gross margin(1)	84,260	90,742
Gross margin percentage(2)	61%	65%
Expenses:
Depreciation and amortization	36,275	38,627
Long-lived asset impairment	3,081	8,283
Restructuring charges	—	1,208
Selling, general and administrative — affiliates	18,303	19,741
Interest expense	21,299	19,313
Other (income) loss, net	(933)	72
Provision for income taxes	960	187
Net income	$5,275	$3,311

(1)	For a reconciliation of gross margin to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”

(2)	Defined as gross margin divided by revenue.

Revenue. The decrease in revenue during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a decline in average operating horsepower (excluding the horsepower acquired in the November 2016 acquisition of contract operations customer service agreements and compressor units from Archrock (the “November 2016 Contract Operations Acquisition”)) and lower rates driven by a decrease in customer demand due to 2016 market conditions. These decreases were partially offset by a $7.0 million increase in revenue due to the November 2016 Contract Operations Acquisition.

Gross margin. The decrease in gross margin during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to the decrease in revenue explained above and an increase in cost of sales mainly driven by increased expense associated with the November 2016 Contract Operations Acquisition as well as increased cost associated with the start-up of compressor units. The increase in cost of sales was partially offset by the decrease in average operating horsepower explained above. Gross margin percentage during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 decreased primarily due to lower rates and the increase in cost associated with the start-up of compressor units.

Depreciation and amortization. The decrease in depreciation and amortization expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a decrease in depreciation expense related to certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2016 and early 2017, partially offset by an increase in depreciation expense associated with fixed asset additions including depreciation on compressor units acquired in connection with the November 2016 Contract Operations Acquisition.

Long-lived asset impairment. During the three months ended June 30, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets during the three months ended June 30, 2017 and 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units and recorded additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Idle compressor units retired from the active fleet	40	100
Horsepower of idle compressor units retired from the active fleet	13,000	31,000
Impairment recorded on idle compressor units retired from the active fleet (in thousands)	$3,081	$7,734
Additional impairment recorded on available-for-sale compressor units previously culled (in thousands)	$—	$549

Restructuring charges. In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. The decrease in restructuring charges during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was due to the completion of Archrock’s cost reduction program in the fourth quarter of 2016. See Note 11 (“Restructuring Charges”) to our Financial Statements for further discussion of these charges.

SG&A — affiliates. SG&A expense is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The decrease in SG&A expense was primarily due to a $1.4 million decrease in costs allocated to us by Archrock mainly driven by the overall decrease in SG&A expense incurred by Archrock. This decrease was partially offset by an increase in costs allocated to us as a result of an increase in our available horsepower as compared to the combined available horsepower of Archrock and us which was largely driven by the November 2016 Contract Operations Acquisition.

Interest expense. The increase in interest expense during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to an increase in the weighted average effective interest rate, partially offset by a decrease in the average outstanding balance of long-term debt.

Other (income) loss, net. The change in other (income) loss, net was primarily driven by a $0.9 million gain on the sale of property, plant and equipment during the three months ended June 30, 2017 as compared to a $0.1 million loss on the sale of property, plant and equipment during the three months ended June 30, 2016.

Provision for income taxes.  The increase in provision for income taxes during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to a state audit settlement recorded in 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Revenue	$275,550	$291,476
Gross margin(1)	165,278	184,306
Gross margin percentage(2)	60%	63%
Expenses:
Depreciation and amortization	73,160	77,864
Long-lived asset impairment	9,291	14,598
Restructuring charges	—	5,347
Selling, general and administrative — affiliates	38,614	43,420
Interest expense	41,522	38,055
Debt extinguishment costs	291	—
Other (income) expense, net	(821)	910
Provision for income taxes	2,262	281
Net income	$959	$3,831

(1)	For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures” above.

(2)	Defined as gross margin divided by revenue.

Revenue. The decrease in revenue during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a decline in average operating horsepower (excluding the horsepower acquired in the November 2016 Contract Operations Acquisition) and lower rates driven by a decrease in customer demand due to 2016 market conditions. These decreases were partially offset by a $14.1 million increase in revenue due to the November 2016 Contract Operations Acquisition.

Gross margin. The decrease in gross margin during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to the decrease in revenue explained above and an increase in cost of sales mainly driven by increased expense associated with the November 2016 Contract Operations Acquisition as well as increased cost associated with the start-up of compressor units. The increase in cost of sales was partially offset by the decrease in average operating horsepower explained above. Gross margin percentage during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 decreased primarily due to lower rates and the increase in cost associated with the start-up of compressor units.

Depreciation and amortization. The decrease in depreciation and amortization expense during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a decrease in depreciation expense related to certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2016 and early 2017, partially offset by an increase in depreciation expense associated with fixed asset additions including depreciation on compressor units acquired in connection with the November 2016 Contract Operations Acquisition.

Long-lived asset impairment. During the six months ended June 30, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets during the six months ended June 30, 2017 and 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units and recorded additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Idle compressor units retired from the active fleet	105	160
Horsepower of idle compressor units retired from the active fleet	35,000	53,000
Impairment recorded on idle compressor units retired from the active fleet (in thousands)	$9,291	$14,049
Additional impairment recorded on available-for-sale compressor units previously culled (in thousands)	$—	$549

Restructuring charges. In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. The decrease in restructuring charges during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due to the completion of Archrock’s cost reduction program in the fourth quarter of 2016. See Note 11 (“Restructuring Charges”) to our Financial Statements for further discussion of these charges.

SG&A — affiliates. SG&A expense is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The decrease in SG&A expense was primarily due to a $4.9 million decrease in costs allocated to us by Archrock mainly driven by the overall decrease in SG&A expense incurred by Archrock. This decrease was partially offset by an increase in costs allocated to us as a result of an increase in our available horsepower as compared to the combined available horsepower of Archrock and us which was largely driven by the November 2016 Contract Operations Acquisition.

Interest expense. The increase in interest expense during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to an increase in the weighted average effective interest rate and a $0.6 million write-off of deferred financing costs associated with the termination of our former $825.0 million revolving credit facility, partially offset by a decrease in the average outstanding balance of long-term debt.

Other (income) loss, net. The change in other (income) loss, net, was primarily driven by a $0.8 million gain on the sale of property, plant and equipment during the six months ended June 30, 2017 compared to a $0.2 million loss on the sale of property, plant and equipment during the six months ended June 30, 2016, and a $0.6 million loss on non-cash consideration and $0.2 million of expensed acquisition costs, both of which were associated with the March 2016 Acquisition (as discussed in Note 3 (“Business Acquisitions”) to our Financial Statements) and incurred during the six months ended June 30, 2016.

Provision for income taxes. The increase in provision for income taxes during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to an increase in an unrecognized tax benefit resulting from recent appellate court decisions which impacted certain of our uncertain tax positions, partially offset by the deferred state release related to the increase in our unrecognized tax benefit.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and make distributions to our unitholders depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our $1.1 billion asset-based revolving credit facility (the “Credit Facility”).

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. The reduction in capital spending and drilling activity by our customers in 2016 has resulted in decreased cash flow from operations thus far in 2017. Although new orders for compression services have been strong in 2017, given the operating horsepower declines and pricing pressure experienced in 2016 (see “Trends and Outlook” above), we expect our cash flow from operations in 2017 to decrease as compared to 2016. Despite this expected decrease, we believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our liquidity needs through at least June 30, 2018.

We intend to distribute all of our available cash to our unitholders. Available cash is reduced by cash reserves established by our general partner to provide for the proper conduct of our business, including future capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. Because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain our per unit distribution level, which in turn may impact the available cash that we have to distribute for each unit. There are no limitations in our partnership agreement or in the terms of the Credit Facility on our ability to issue additional units, including units ranking senior to our common units.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Capital Requirements

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
The majority of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition to the cost of newly acquired compressor units, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, which return the components to a like new condition, but do not modify the applications for which the compressor unit was designed.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to spend approximately $185 million to $205 million in capital expenditures during 2017, including (1) approximately $155 million to $170 million on growth capital expenditures and (2) approximately $30 million to $35 million on equipment maintenance capital expenditures. Archrock manages its and our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Archrock. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Archrock has owned the majority of such equipment, Archrock has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. If we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

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

Financial Resources - Credit Facility

The following table presents the weighted average annual interest rate and average daily debt balance of our Credit Facility for the six months ended June 30, 2017 and June 30, 2016:

	Six Months Ended June 30,
	2017	2016
Weighted average annual interest rate (1)	4.4%	3.3%
Average daily debt balance (in millions) (2)	$594.4	$748.6

(1)	Excludes the effect of interest rate swaps.

(2)
The amounts for the six months ended June 30, 2017 pertain to the Credit Facility. The amounts for the six months ended June 30, 2016 pertain to our former $825.0 million revolving credit facility and $150.0 million term loan.

Our Credit Facility matures on March 30, 2022, except that if any portion of our 6% senior notes due April 2021 are outstanding as of December 2, 2020, then the Credit Facility will instead mature on December 2, 2020. Portions of the Credit Facility up to $25.0 million and $50.0 million are available for the issuance of letters of credit and swing line loans, respectively. Subject to certain conditions, including approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressor units.

Concurrent with entering into the Credit Facility in March 2017, we terminated our former $825.0 million revolving credit facility and $150.0 million term loan. All commitments under the former revolving credit facility and term loan have been terminated.

We must maintain the following consolidated financial ratios, as defined in the Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2017	5.95 to 1.0
Through fiscal year 2018	5.75 to 1.0
Through second quarter of 2019	5.50 to 1.0
Thereafter (1)	5.25 to 1.0

(1)
Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As a result of the Total Debt to EBITDA ratio limitation above, $217.4 million of the $408.0 million undrawn capacity under the Credit Facility was available for additional borrowings as of June 30, 2017.

The Credit Facility agreement also contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date we have cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility. As of June 30, 2017, we were in compliance with all covenants under the Credit Facility.

Cash Flows

The following table summarizes our sources and uses of cash during the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$98,758	$108,888
Investing activities	(68,886)	(40,677)
Financing activities	(30,021)	(68,524)
Net change in cash and cash equivalents	$(149)	$(313)

Operating Activities. The decrease in net cash provided by operating activities was primarily due to a decrease in gross margin, partially offset by a decrease in restructuring charges and a decrease in SG&A expense.

Investing Activities. The increase in net cash used in investing activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a $38.3 million increase in capital expenditures and a $5.8 million decrease in proceeds from sale of property, plant and equipment, partially offset by a $13.8 million payment for the March 2016 Acquisition (as discussed in Note 3 (“Business Acquisitions”) to our Financial Statements).

Financing Activities. The decrease in net cash used in financing activities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to $32.5 million in net borrowings of long-term debt during the six months ended June 30, 2017 compared to $2.0 million in net repayments during the six months ended June 30, 2016 and a $19.0 million decrease in distributions to unitholders. These changes were partially offset by a $13.1 million increase in debt issuance costs paid.

Distributions to Unitholders

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

On July 26, 2017, our board of directors approved a cash distribution of $0.2850 per common unit, or $19.1 million. The distribution covers the period from April 1, 2017 through June 30, 2017. The record date for this distribution is August 8, 2017 and payment is expected to occur on August 14, 2017. The amount of our cash distributions will be determined by our board of directors on a quarterly basis, taking into account a number of factors. Therefore, there is no guarantee that we will continue to pay cash distributions to our unitholders at the current level, or at all.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit see Note 5 (“Long-Term Debt”) to our Financial Statements.

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

As of June 30, 2017, after taking into consideration interest rate swaps, we had $192.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2017 would result in an annual increase in our interest expense of $1.9 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 8 (“Derivatives”) to our Financial Statements.

Item 4. Controls and Procedures

This Item 4 includes information concerning the controls and controls evaluation referred to in the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included in this Quarterly Report as Exhibits 31.1 and 31.2.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

10.1†	Archrock Partners, L.P. 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit A to the Partnership’s Definitive Proxy Statement filed March 20, 2017
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

Date: August 1, 2017	ARCHROCK PARTNERS, L.P.

	By:	ARCHROCK GENERAL PARTNER, L.P.
its General Partner

	By:	ARCHROCK GP LLC
its General Partner

	By:	/s/ David S. Miller
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Donna A. Henderson
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

10.1†	Archrock Partners, L.P. 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit A to the Partnership’s Definitive Proxy Statement filed March 20, 2017
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