Form 10-Q
period 2017-09-30
Archrock Partners, L.P.
filed 2017-11-02
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

As of October 26, 2017, there were 70,186,146 common units outstanding.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2006 LTIP	The Archrock Partners, L.P. Long Term Incentive Plan, adopted in October 2006
2016 Form 10-K	Archrock Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016
2017 LTIP	The Archrock Partners, L.P. Long Term Incentive Plan, adopted in April 2017
51st District Court	51st Judicial District Court of Irion County, Texas
Archrock	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Bcf	Billion cubic feet
Credit Facility	$1.1 billion asset-based revolving credit facility
EES Leasing	Archrock Services Leasing LLC, formerly known as EES Leasing LLC
EIA	U.S. Energy Information Administration
Exchange Act	Securities Exchange Act of 1934, as amended
EXLP Leasing	Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC
FASB	Financial Accounting Standards Board
Financial Statements	The Partnership’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
Former Credit Facility	$825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	Accounting principles generally accepted in the U.S.
Heavy Equipment Statutes	Texas Tax Code §§ 23.1241, 23.1242
LIBOR	London Interbank Offered Rate
March 2016 Acquisition	The Partnership’s March 1, 2016 acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units
MMBtu	Million British thermal unit
Notes	6% senior notes due April 2021 and 6% senior notes due October 2022
November 2016 Contract Operations Acquisition	The November 2016 acquisition of contract operations customer service agreements and compressor units from Archrock
Omnibus Agreement	The Partnership’s omnibus agreement with Archrock, the Partnership’s general partner and others, as amended and/or restated
Partnership, we, our, us	Archrock Partners, L.P.
Plan Administrator	The compensation committee of Archrock Partners, L.P.‘s board of directors who serve as administrator to the long term incentive plans
Revenue Recognition Update	Accounting Standards Update No. 2014-09 and additional related standards updates
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Tcf	Trillion cubic feet
Update 2016-02	Accounting Standards Update No. 2016-02
Update 2016-09	Accounting Standards Update No. 2016-09
Update 2016-13	Accounting Standards Update No. 2016-13
Update 2016-15	Accounting Standards Update No. 2016-15
Update 2017-12	Accounting Standards Update No. 2017-12
U.S.	United States of America

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$448	$217
Accounts receivable, trade, net of allowance of $2,123 and $1,398, respectively	78,731	69,974
Total current assets	79,179	70,191
Property, plant and equipment	2,691,661	2,655,780
Accumulated depreciation	(938,373)	(903,556)
Property, plant and equipment, net	1,753,288	1,752,224
Intangible assets, net	64,732	76,663
Other long-term assets	17,637	4,296
Total assets	$1,914,836	$1,903,374

LIABILITIES AND PARTNERS’ CAPITAL

Current liabilities:
Accounts payable, trade	$12,698	$14
Accrued liabilities	10,731	7,386
Accrued interest	23,329	12,337
Due to affiliates, net	11,452	8,012
Current portion of interest rate swaps	1,297	3,226
Total current liabilities	59,507	30,975
Long-term debt	1,317,447	1,342,724
Deferred income taxes	—	2,500
Other long-term liabilities	9,093	5,002
Total liabilities	1,386,047	1,381,201
Commitments and contingencies (Note 13)
Partners’ capital:
Common units, 70,295,918 and 65,606,655 issued, respectively	518,531	516,208
General partner units, 2% interest with 1,421,471 and 1,326,965 equivalent units issued and outstanding, respectively	12,015	12,027
Accumulated other comprehensive income (loss)	539	(4,170)
Treasury units, 109,772 and 86,795 common units, respectively	(2,296)	(1,892)
Total partners’ capital	528,789	522,173
Total liabilities and partners’ capital	$1,914,836	$1,903,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$140,191	$135,478	$415,741	$426,954

Costs and expenses:
Cost of sales (excluding depreciation and amortization expense) — affiliates	62,584	50,854	172,856	158,024
Depreciation and amortization	35,787	38,087	108,947	115,951
Long-lived asset impairment	5,368	7,909	14,659	22,507
Restructuring charges	—	1,946	—	7,293
Selling, general and administrative — affiliates	20,711	17,917	59,325	61,337
Interest expense	21,839	20,034	63,361	58,089
Debt extinguishment costs	—	—	291	—
Other (income) loss, net	(2,793)	(890)	(3,614)	20
Total costs and expenses	143,496	135,857	415,825	423,221
Income (loss) before income taxes	(3,305)	(379)	(84)	3,733
Provision for income taxes	708	188	2,970	469
Net income (loss)	$(4,013)	$(567)	$(3,054)	$3,264

General partner interest in net income (loss)	$(82)	$(11)	$(63)	$65
Common unitholder interest in net income (loss)	$(3,931)	$(556)	$(2,991)	$3,199

Weighted average common units outstanding used in income (loss) per common unit:
Basic and diluted	68,101	59,837	66,298	59,805

Income (loss) per common unit:
Basic and diluted	$(0.06)	$(0.01)	$(0.05)	$0.05

Distributions declared and paid per common unit	$0.2850	$0.2850	$0.8550	$1.1425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(4,013)	$(567)	$(3,054)	$3,264
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	2,314	3,201	4,452	(4,116)
Amortization of terminated interest rate swaps	257	—	257	—
Total other comprehensive income (loss)	2,571	3,201	4,709	(4,116)
Comprehensive income (loss)	$(1,442)	$2,634	$1,655	$(852)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)
(unaudited)

							Accumulated Other Comprehensive Income (loss)
	Partners’ Capital				Treasury Units
	Common Units		General Partner Units
	$	Units	$	Units	$	Units		Total
Balance, January 1, 2016	$538,197	59,796,514	$17,151	1,209,562	$(1,794)	(74,888)	$(5,558)	$547,996
Issuance of common units for vesting of phantom units		68,548						—
Treasury units purchased					(89)	(11,356)		(89)
March 2016 Acquisition	1,799	257,000	37	5,205				1,836
Issuance of general partner units			8	1,158				8
Contribution of capital, net	3,086		118					3,204
Cash distributions	(68,569)		(6,137)					(74,706)
Unit-based compensation expense	803							803
Comprehensive income (loss)	3,199		65				(4,116)	(852)
Balance, September 30, 2016	$478,515	60,122,062	$11,242	1,215,925	$(1,883)	(86,244)	$(9,674)	$478,200

Balance, January 1, 2017	$516,208	65,606,655	$12,027	1,326,965	$(1,892)	(86,795)	$(4,170)	$522,173
Issuance of common units for vesting of phantom units		89,263						—
Treasury units purchased					(404)	(22,977)		(404)
Issuance of common units	60,291	4,600,000						60,291
Issuance of general partner units			1,305	94,506				1,305
Contribution (distribution) of capital, net	1,798		(92)					1,706
Cash distributions	(57,528)		(1,162)					(58,690)
Unit-based compensation expense	753							753
Comprehensive income (loss)	(2,991)		(63)				4,709	1,655
Balance, September 30, 2017	$518,531	70,295,918	$12,015	1,421,471	$(2,296)	(109,772)	$539	$528,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(3,054)	$3,264
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	108,947	115,951
Long-lived asset impairment	14,659	22,507
Amortization of deferred financing costs	4,320	3,397
Amortization of debt discount	986	927
Amortization of terminated interest rate swaps	257	—
Debt extinguishment costs	291	—
Interest rate swaps	2,028	1,115
Unit-based compensation expense	753	803
Provision for doubtful accounts	2,287	2,277
Gain on sale of property, plant and equipment	(3,518)	(639)
Loss on non-cash consideration in March 2016 Acquisition	—	635
Deferred income tax provision	2,918	471
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	(10,255)	11,602
Other assets and liabilities	16,553	11,391
Net cash provided by operating activities	137,172	173,701
Cash flows from investing activities:
Capital expenditures	(115,939)	(50,945)
Payment for March 2016 Acquisition	—	(13,779)
Proceeds from sale of property, plant and equipment	17,316	15,414
Net cash used in investing activities	(98,623)	(49,310)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	818,500	181,000
Repayments of long-term debt	(846,500)	(223,500)
Distributions to unitholders	(58,690)	(74,706)
Net proceeds from issuance of common units	60,291	—
Net proceeds from sale of general partner units	1,305	45
Payments for debt issuance costs	(14,855)	(1,721)
Payments for settlement of interest rate swaps that include financing elements	(1,405)	(2,344)
Purchases of treasury units	(404)	(89)
Increase (decrease) in amounts due to affiliates, net	3,440	(3,150)
Net cash used in financing activities	(38,318)	(124,465)
Net increase (decrease) in cash and cash equivalents	231	(74)
Cash and cash equivalents at beginning of period	217	472
Cash and cash equivalents at end of period	$448	$398
Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$3,855	$793
Contract operations equipment acquired/exchanged, net	$(2,149)	$2,411
Common units issued in March 2016 Acquisition	$—	$1,799
Non-cash consideration in March 2016 Acquisition	$—	$3,165
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of the Partnership included herein have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2016 Form 10-K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or general partner. Our accumulated other comprehensive income (loss) consists only of derivative instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative instruments that are designated as cash flow hedges to the extent the hedge is effective and amortization of terminated interest rate swaps. See Note 8 (“Derivatives”) for additional disclosures related to comprehensive income (loss).

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

The following table reconciles net income (loss) used in the calculation of basic and diluted income (loss) per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(4,013)	$(567)	$(3,054)	$3,264
Less: General partner 2% ownership interest	82	11	63	(65)
Common unitholder interest in net income (loss)	(3,931)	(556)	(2,991)	3,199
Less: Net loss attributable to participating securities	(51)	(56)	(160)	(170)
Net income (loss) used in basic and diluted income (loss) per common unit	$(3,982)	$(612)	$(3,151)	$3,029

The following table shows the potential common units that were included in computing diluted income (loss) per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common units outstanding including participating securities	68,282	60,036	66,475	59,966
Less: Weighted average participating securities outstanding	(181)	(199)	(177)	(161)
Weighted average common units outstanding — used in basic income (loss) per common unit	68,101	59,837	66,298	59,805
Net dilutive potential common units issuable:
Phantom units	—	—	—	—
Weighted average common units and dilutive potential common units — used in diluted income (loss) per common unit	68,101	59,837	66,298	59,805

2. Recent Accounting Developments

Accounting Standards Updates Implemented

On January 1, 2017 we adopted Update 2016-09 which simplifies several aspects of the accounting for share-based payment transactions. Update 2016-09 allows companies to make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. We have elected to account for forfeitures as they occur. There was no material impact to the condensed consolidated financial statements as a result of the adoption of this standard.
Accounting Standards Updates Not Yet Implemented

In August 2017, the FASB issued Update 2017-12 which expands and refines hedge accounting for both nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements and makes certain targeted improvements to simplify the application of hedge accounting guidance. Update 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities will apply Update 2017-12 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted; amended presentation and disclosure guidance will be required only prospectively. Early adoption is permitted. We are currently evaluating the impact of Update 2017-12 on our consolidated financial statements including the impact of an early adoption as permitted in the guidance.

In August 2016, the FASB issued Update 2016-15 which addresses diversity in practice and simplifies several elements of cash flow classification including how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Update 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Update 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Early adoption is permitted. We have evaluated Update 2016-15 and do not expect a material impact on our consolidated financial statements.

In June 2016, the FASB issued Update 2016-13 that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. Update 2016-13 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. Entities will apply Update 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of Update 2016-13 on our consolidated financial statements.

In February 2016, the FASB issued Update 2016-02 that establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. Update 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of Update 2016-02 on our consolidated financial statements.

From May 2014 through May 2016, the FASB issued the Revenue Recognition Update that outlines a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance, including industry-specific guidance. The core principle of the Revenue Recognition Update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Revenue Recognition Update also requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Revenue Recognition Update will be effective for reporting periods beginning after December 15, 2017, including interim periods within the reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach.

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

In preparation for the adoption of the Revenue Recognition Update on January 1, 2018, we have established a transition team, with representation from all functional areas of our businesses that will be impacted, to implement the required changes. Processes to capture and verify the quality of information needed, including identifying and implementing changes to our information technology systems, are being developed. We are also in the process of evaluating changes to our internal control structure to address risks associated with recognizing revenue under the new guidance. We have modified certain controls effective in the fourth quarter of 2017 to take into consideration the new criteria for recognizing revenue, specifically identifying promises within the contract that give rise to performance obligations, and evaluating the impact of variable consideration on the transaction price. We will continue to evaluate our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance.

3. Business Acquisitions

November 2016 Contract Operations Acquisition

On November 19, 2016, we completed the November 2016 Contract Operations Acquisition, whereby we acquired from Archrock contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then available horsepower) of the combined U.S. contract operations business of Archrock and us. At the acquisition date, the acquired fleet assets had a net book value of $66.6 million, net of accumulated depreciation of $55.6 million. Total consideration for the transaction was $85 million, excluding transaction costs. In connection with the acquisition, we issued approximately 5.5 million common units to Archrock and approximately 111,000 general partner units to our general partner.

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

March 2016 Acquisition

On March 1, 2016, we completed the March 2016 Acquisition, whereby we acquired contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under our Former Credit Facility, a non-cash exchange of 24 compressor units for $3.2 million, and the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. During the nine months ended September 30, 2016, we incurred transaction costs of $0.2 million related to the March 2016 Acquisition, which is reflected in other (income) loss, net, in our condensed consolidated statement of operations.

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

Pro forma financial information for the three and nine months ended September 30, 2016 has been included to give effect to the additional assets acquired in the November 2016 Contract Operations Acquisition. The November 2016 Contract Operations Acquisition is presented in the pro forma financial information as though this transaction occurred as of January 1, 2016. The pro forma financial information reflects the following transactions related to the November 2016 Contract Operations Acquisition:

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

The following table shows pro forma financial information for the three and nine months ended September 30, 2016 (in thousands, except per unit amounts):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$143,026	$450,103
Net income	$1,541	$10,823
Basic and diluted income per common unit	$0.02	$0.16

Pro forma net income per common unit is determined by dividing the pro forma net income that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our partnership agreement, to the extent that the quarterly distributions exceed certain targets, our general partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our general partner than to our common unitholders. No pro forma incentive distributions to our general partner nor a reduction to net income (loss) allocable to our common unitholders was included in our pro forma net income (loss) per common unit calculations for the three and nine months ended September 30, 2016, as there were no incentive distributions issued related to that period.

4. Related Party Transactions

Our Omnibus Agreement with Archrock, our general partner and others includes, among other things:

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

Transfer, Exchange or Lease of Compression Equipment with Archrock

Transactions between us and Archrock and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities is treated as a capital distribution or contribution. During the nine months ended September 30, 2017 and 2016, Archrock contributed to us $3.9 million and $0.8 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

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

The following table summarizes the transfer activity between Archrock and us:

	Transferred to Archrock		Transferred from Archrock
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Compressor units	199	354	170	259
Horsepower	109,800	168,600	99,500	121,600
Net book value (millions)	$47.8	$75.4	$45.7	$77.8

During the nine months ended September 30, 2017 and 2016, we recorded capital distributions of $2.1 million and capital contributions of $2.4 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers. Under the terms of the Omnibus Agreement, such transfers must be of equal appraised value, as defined in the Omnibus Agreement, with any difference being settled in cash.

The following table summarizes the aggregate cost and accumulated depreciation of equipment on lease to Archrock (in millions):

	September 30, 2017	December 31, 2016
Aggregate cost	$24.1	$4.3
Accumulated depreciation	0.2	0.7

The following table summarizes the revenue from Archrock related to the lease of our compression equipment and the cost of sales related to the lease of Archrock compression equipment (in millions):

	Nine Months Ended September 30,
	2017	2016
Revenue	$0.4	$0.1
Cost of sales	0.7	0.2

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

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Revolving credit facility due March 2022	$631,500	$—
Revolving credit facility due May 2018	—	509,500

Term loan facility due May 2018	—	150,000
Less: Deferred financing costs, net of amortization	—	(353)
	—	149,647

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(2,700)	(3,213)
Less: Deferred financing costs, net of amortization	(3,595)	(4,366)
	343,705	342,421

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(3,603)	(4,076)
Less: Deferred financing costs, net of amortization	(4,155)	(4,768)
	342,242	341,156
Long-term debt	$1,317,447	$1,342,724

Revolving Credit Facility

On March 30, 2017, we entered into the Credit Facility, a five-year, $1.1 billion asset-based revolving credit facility. The Credit Facility will mature on March 30, 2022, except that if any portion of our 6% senior notes due April 2021 are outstanding as of December 2, 2020, then the Credit Facility will instead mature on December 2, 2020. We incurred $14.9 million in transaction costs related to the Credit Facility, which were included in other long-term assets in our condensed consolidated balance sheets and will be amortized over the term of the Credit Facility. Concurrent with entering into the Credit Facility, we terminated our Former Credit Facility and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Former Credit Facility have been terminated. As a result of the termination, we expensed $0.6 million of unamortized deferred financing costs associated with the $825.0 million revolving credit facility, which was included in interest expense in our condensed consolidated statements of operations. Additionally, we recorded a loss of $0.3 million related to the extinguishment of the $150.0 million term loan.

As of September 30, 2017, we had $631.5 million in outstanding borrowings and no outstanding letters of credit under the Credit Facility.

Subject to certain conditions, including the approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. Portions of the Credit Facility up to $25.0 million and $50.0 million will be available for the issuance of letters of credit and swing line loans, respectively.

The Credit Facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 3.25% and (ii) in the case of base rate loans, from 1.00% to 2.25%. The base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. At September 30, 2017, the applicable margin on amounts outstanding was 3.24%.

Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on our leverage ratio, ranging from 0.375% to 0.50%. We incurred $0.6 million and $0.3 million in commitment fees on the daily unused amount of the Credit Facility and the former $825.0 million revolving credit facility during the three months ended September 30, 2017 and 2016, respectively, and $1.5 million and $1.0 million during the nine months ended September 30, 2017 and 2016, respectively.
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

As of September 30, 2017, we had undrawn capacity of $468.5 million under the Credit Facility. As a result of the financial ratio requirements discussed above, $213.6 million of the $468.5 million of undrawn capacity was available for additional borrowings as of September 30, 2017.
A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Facility agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of September 30, 2017, we were in compliance with all financial covenants under the Credit Facility agreement.

6% Senior Notes Due April 2021 and 6% Senior Notes Due October 2022

The Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the Notes) and certain of our future subsidiaries. The Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional (subject to customary release provisions which are discussed in our 2016 Form 10-K) and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries, and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. Archrock Partners Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the Notes. Because we have no independent operations, the guarantees are full and unconditional (subject to customary release provisions) and constitute joint and several obligations of our subsidiaries other than Archrock Partners Finance Corp., and as a result we have not included consolidated financial information of our subsidiaries.

6. Partners' Capital

Unit Transactions

In August 2017, we sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units pursuant to an over-allotment option. We received net proceeds of $60.3 million, after deducting underwriting discounts, commissions and offering expenses, which we used to repay borrowings outstanding under the Credit Facility. In connection with this sale and as permitted under our partnership agreement, we sold 93,163 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. We received net proceeds of $1.3 million from the general partner contribution.

During the nine months ended September 30, 2017, we issued and sold 94,506 general partner units, including the 93,163 units sold in the offering discussed above, to our general partner so it could maintain its approximate 2% general partner interest in us.

As of September 30, 2017, Archrock owned 29,064,637 common units and 1,421,471 general partner units, collectively representing an approximate 43% interest in us.

Cash Distributions

We make distributions of available cash (as defined in our partnership agreement) from operating surplus in the following manner:

•	first, 98% to all common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	second, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	third, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit for 2017 and 2016:

Period Covering	Payment Date	Distribution per Common Unit	Total Distribution
1/1/2016 — 3/31/2016	May 13, 2016	$0.2850	$17.5	million
4/1/2016 — 6/30/2016	August 15, 2016	0.2850	17.5	million
7/1/2016 — 9/30/2016	November 14, 2016	0.2850	17.5	million
10/1/2016 — 12/31/2016	February 14, 2017	0.2850	19.1	million
1/1/2017 — 3/31/2017	May 15, 2017	0.2850	19.1	million
4/1/2017 — 6/30/2017	August 14, 2017	0.2850	20.5	million

On October 20, 2017, our board of directors approved a cash distribution of $0.2850 per common unit, or approximately $20.5 million. The distribution covers the period from July 1, 2017 through September 30, 2017. The record date for this distribution is November 8, 2017 and payment is expected to occur on November 14, 2017.

7. Unit-Based Compensation

Long-Term Incentive Plan

In April 2017, we adopted the 2017 LTIP to provide for the benefit of the employees, directors and consultants of us, Archrock and our respective affiliates. Two million common units have been authorized for issuance with respect to awards under the 2017 LTIP. The 2017 LTIP provides for the issuance of unit options, unit appreciation rights, restricted units, phantom units, performance awards, bonus awards, distribution equivalent rights, cash awards and other unit-based awards. The 2017 LTIP will be administered by the compensation committee of our board of directors. The 2006 LTIP expired in 2016 and, as such, no further grants can be made under that plan. Previous grants made under the 2006 LTIP will continue to be governed by the 2006 LTIP and the applicable award agreements.

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

Phantom Units

The following table presents phantom unit activity during the nine months ended September 30, 2017:

	Phantom Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Phantom units outstanding, January 1, 2017	197	$11.60
Granted	81	16.28
Vested	(89)	14.86
Canceled	(11)	7.84
Phantom units outstanding, September 30, 2017	178	12.32

As of September 30, 2017, we expect $1.9 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 2.0 years.

8. Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes.

Interest Rate Risk

At September 30, 2017, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2019	$100
May 2020	100
March 2022	300
$500

As of September 30, 2017, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.7 million of interest expense during the nine months ended September 30, 2017 as compared to an immaterial amount of interest expense during the nine months ended September 30, 2016 due to ineffectiveness related to interest rate swaps. We estimate that $1.0 million of deferred losses attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at September 30, 2017, will be reclassified into earnings as interest expense at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

In August 2017, we amended the terms of certain of our interest rate swap agreements, designated as cash flow hedges against the variability of future interest payments due under the Credit Facility, with a notional value of $300.0 million. The amended terms adjusted the fixed interest rate and extended the maturity dates to March 2022. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, as of the amendment date, we discontinued the original cash flow hedge relationships on a prospective basis and designated the amended interest rate swaps under new cash flow hedge relationships based on the amended terms. The fair value of the interest rate swaps immediately prior to the execution of the amendments was a liability of $0.7 million. The associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the interest rate swaps through May 2018.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term assets	$1,884	$413
Interest rate swaps	Current portion of interest rate swaps	(1,297)	(3,226)
Interest rate swaps	Other long-term liabilities	—	(377)
Total derivatives		$587	$(3,190)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended September 30, 2017	$1,919	Interest expense	$(652)
Three months ended September 30, 2016	2,049	Interest expense	1,152
Nine months ended September 30, 2017	2,282	Interest expense	(2,427)
Nine months ended September 30, 2016	(7,401)	Interest expense	3,285

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

Asset and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swaps are valued based on the income approach (discounted cash flow) using market observable inputs, including forward LIBOR curves. These fair value measurements are classified as Level 2.

The following table presents our interest rate swaps asset and liability measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, with pricing levels as of the date of valuation (in thousands):

	September 30, 2017	December 31, 2016
Interest rate swaps asset	$1,884	$413
Interest rate swaps liability	(1,297)	(3,603)

Asset and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2017, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $0.7 million and $3.6 million at September 30, 2017 and December 31, 2016, respectively. See Note 10 (“Long-Lived Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short-term nature of those instruments.

The carrying amounts of borrowings outstanding under our Credit Facility and Partnership Credit Facility approximate fair value due to their variable interest rates. The fair value of these outstanding borrowings was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs.

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Carrying amount of fixed rate debt (1)	$685,947	$683,577
Fair value of fixed rate debt	687,000	686,000

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 5 (“Long-Term Debt”) for further details.

10. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the three and nine months ended September 30, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets during the three and nine months ended September 30, 2017 and 2016, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units and recorded additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Idle compressor units retired from the active fleet	45	45	150	205
Horsepower of idle compressor units retired from the active fleet	18,000	14,000	53,000	67,000
Impairment recorded on idle compressor units retired from the active fleet	$5,368	$4,693	$14,659	$18,742
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$3,216	$—	$3,765

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

12. Income Taxes

Recent appellate court decisions have required us to remeasure certain of our uncertain tax positions. Consequently, we increased our unrecognized tax benefit for these positions during the nine months ended September 30, 2017. We had $6.5 million and $1.9 million of unrecognized tax benefits at September 30, 2017 and December 31, 2016, respectively, of which $3.4 million and $1.9 million, respectively, would affect the effective tax rate if recognized. We also recorded $0.9 million and $0.1 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions as of September 30, 2017 and December 31, 2016, respectively. In addition, for the nine months ended September 30, 2017, our income tax provision reflects a deferred state release of $2.5 million related to the increase in our unrecognized tax benefit.

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2017 and December 31, 2016, we accrued $1.6 million and $1.5 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. Under the revised Heavy Equipment Statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $12.0 million during the nine months ended September 30, 2017. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $62.1 million as of September 30, 2017, of which approximately $13.2 million has been agreed to by a number of appraisal review boards and county appraisal districts and $48.9 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 93 petitions for review in the appropriate district courts with respect to the 2013 tax year, 103 petitions for review in the appropriate district courts with respect to the 2014 tax year, 111 petitions for review in the appropriate district courts with respect to the 2015 tax year, 105 petitions for review in the appropriate district courts with respect to the 2016 tax year and 77 petitions for review in the appropriate district courts with respect to the 2017 tax year.

To date, only five cases have advanced to the point of trial or submission of summary judgment motions on the merits, and only three cases have been decided, with two of the decisions having been rendered by the same presiding judge. All three of those decisions were appealed, and all three of the appeals have been decided by intermediate appellate courts.

On October 17, 2013, the 143rd Judicial District Court of Loving County, Texas ruled in EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District that our wholly-owned subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing, and Archrock’s subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing, are Heavy Equipment Dealers and that their compressors qualify as Heavy Equipment, but the district court further held that the Heavy Equipment Statutes were unconstitutional as applied to EXLP Leasing’s and EES Leasing’s compressors. EXLP Leasing and EES Leasing appealed the district court’s constitutionality holding to the Eighth Court of Appeals in El Paso, Texas. On September 23, 2015, the Eighth Court of Appeals ruled in EXLP Leasing’s and EES Leasing’s favor by overruling the 143rd District Court’s constitutionality ruling. The Eighth Court of Appeals also ruled, however, that EXLP Leasing’s and EES Leasing’s natural gas compressors are taxable in the counties where they were located on January 1 of the tax year at issue.

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

In EES Leasing v. Irion County Appraisal District, EES Leasing and the appraisal district each filed motions for summary judgment in the 51st District Court concerning the applicability and constitutionality of the Heavy Equipment Statutes. On May 20, 2014, the district court entered an order denying both motions for summary judgment, holding that a fact issue existed as to the applicability of the Heavy Equipment Statutes to the one compressor at issue. The presiding judge for the 51st District Court has since consolidated the 2012 tax year case with EES Leasing’s 2013 tax year case, which also included EXLP Leasing as a party. On August 27, 2015, the presiding judge abated the combined case, EES Leasing LLC and EXLP Leasing LLC v. Irion County Appraisal District, until the final resolution of the appellate cases considering the constitutionality of the Heavy Equipment Statutes, or further order of the court.

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

On March 10, 2017, the Texas Supreme Court granted EXLP Leasing’s and EES Leasing’s petition for review in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District. Oral argument before the Texas Supreme Court was held on October 10, 2017.

We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and that under the revised statutes our natural gas compressors are taxable in the counties where we maintain a business location and keep natural gas compressors. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, most of the remaining 2012-2017 district court cases have been formally or effectively abated pending a decision from the Texas Supreme Court.

If we are unsuccessful in our litigation, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded. If this litigation is resolved against us in whole or in part, or if in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes and could be subject to substantial penalties and interest, which would impact our future results of operations, financial position and cash flows, including our cash available for distribution.

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

14. Subsequent Events

On October 4, 2017, we received cash proceeds of $4.7 million from the sale of approximately 675 compressor units previously retired from the active fleet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Financial Statements of this Quarterly Report on Form 10-Q and in conjunction with our 2016 Form 10-K.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements regarding the Partnership’s business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2016 10-K, and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	loss of our status as a partnership for U.S. federal income tax purposes;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to implement certain business and financial objectives, such as:

•	growing our asset base and asset utilization;

•	winning profitable new business;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the provision of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

Our Omnibus Agreement with Archrock, our general partner and others includes, among other things:

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

Natural gas consumption in the U.S. for the twelve months ended July 31, 2017 decreased 2% to 26,653 Bcf compared to 27,139 Bcf for the twelve months ended July 31, 2016. The EIA forecasts that total U.S. natural gas consumption will decrease 3% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas consumption level will be approximately 30 Tcf in 2040, or 15% of the projected worldwide total of approximately 203 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended July 31, 2017 decreased 3% to 28,102 Bcf compared to 28,817 Bcf for the twelve months ended July 31, 2016. The EIA forecasts that total U.S. natural gas marketed production will increase 1% in 2017 compared to 2016. The EIA estimates that the U.S. natural gas production level will be approximately 35 Tcf in 2040, or 17% of the projected worldwide total of approximately 202 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. For example, the Henry Hub spot price for natural gas was $2.94 per MMBtu at September 29, 2017, which was 21% lower and 4% higher than prices at December 30, 2016 and September 30, 2016, respectively, and the U.S. natural gas liquid composite price was $6.27 per MMBtu for the month of July 2017, which was 6% lower and 19% higher than prices for the months of December 2016 and September 2016, respectively. In addition, the West Texas Intermediate crude oil spot price was $51.67 per barrel at September 29, 2017, which was 4% lower and 8% higher than prices at December 30, 2016 and September 30, 2016, respectively.

Increased stability of oil and natural gas prices in the second half of 2016 and thus far in 2017, compared to the declines experienced in 2015 and the first half of 2016, contributed to increased new orders for our compression services in 2017 compared to 2016, as well as a stabilization of our revenue in the three and nine months ended September 30, 2017, which increased 3% and decreased 3% compared to our revenue recorded during the three and nine months ended September 30, 2016, respectively.

Year to date 2017 operating horsepower increased compared to the decline in operating horsepower we experienced in 2016. We have invested more capital in new fleet units in 2017 than we did in 2016 to take advantage of improved market conditions during 2017. Although new orders for compression services have been strong in 2017, given the operating horsepower declines and pricing pressure experienced in 2016, we expect an overall decline in our full-year 2017 revenue compared to 2016.

Operating Highlights

The following table summarizes our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization percentages (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total Available Horsepower (at period end)(1)(2)	3,296	3,221	3,296	3,221
Total Operating Horsepower (at period end)(1)(3)	2,910	2,762	2,910	2,762
Average Operating Horsepower	2,890	2,751	2,865	2,842
Horsepower Utilization:
Spot (at period end)	88%	86%	88%	86%
Average	88%	84%	87%	86%

(1)
Includes compressor units comprising approximately 28,000 and 6,000 horsepower leased from Archrock as of September 30, 2017 and 2016, respectively. Excludes compressor units comprising approximately 33,000 and 100 horsepower leased to Archrock as of September 30, 2017 and 2016, respectively (see Note 4 (“Related Party Transactions”) to our Financial Statements).

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

The following table reconciles net income (loss) to gross margin (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(4,013)	$(567)	$(3,054)	$3,264
Depreciation and amortization	35,787	38,087	108,947	115,951
Long-lived asset impairment	5,368	7,909	14,659	22,507
Restructuring charges	—	1,946	—	7,293
Selling, general and administrative — affiliates	20,711	17,917	59,325	61,337
Interest expense	21,839	20,034	63,361	58,089
Debt extinguishment costs	—	—	291	—
Other (income) loss, net	(2,793)	(890)	(3,614)	20
Provision for income taxes	708	188	2,970	469
Gross margin	$77,607	$84,624	$242,885	$268,930

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

The following table reconciles our net income (loss) to distributable cash flow (in thousands, except ratios):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(4,013)	$(567)	$(3,054)	$3,264
Depreciation and amortization	35,787	38,087	108,947	115,951
Long-lived asset impairment	5,368	7,909	14,659	22,507
Restructuring charges	—	1,946	—	7,293
Non-cash selling, general and administrative — affiliates	196	323	753	803
Interest expense	21,839	20,034	63,361	58,089
Expensed acquisition costs	—	—	—	172
Debt extinguishment costs	—	—	291	—
Less: Gain on sale of property, plant and equipment	(2,759)	(795)	(3,518)	(639)
Less: Loss on non-cash consideration in March 2016 Acquisition	—	—	—	635
Less: Cash interest expense	(19,262)	(18,449)	(57,175)	(54,994)
Less: Maintenance capital expenditures	(7,347)	(4,785)	(20,942)	(18,710)
Distributable cash flow	$29,809	$43,703	$103,322	$134,371

Distributions declared to all unitholders for the period	$20,459	$17,513	$60,042	$52,539
Distributable cash flow coverage(1)	1.46x	2.50x	1.72x	2.56x

(1)	Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period.

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$38,414	$64,813	$137,172	$173,701
Provision for doubtful accounts	(1,346)	(705)	(2,287)	(2,277)
Restructuring charges	—	1,946	—	7,293
Expensed acquisition costs	—	—	—	172
Deferred income tax provision	(686)	(188)	(2,918)	(471)
Payments for settlement of interest rate swaps that include financing elements	(364)	(754)	(1,405)	(2,344)
Maintenance capital expenditures	(7,347)	(4,785)	(20,942)	(18,710)
Changes in assets and liabilities	1,138	(16,624)	(6,298)	(22,993)
Distributable cash flow	$29,809	$43,703	$103,322	$134,371

Financial Results of Operations

Summary of Results

Net income (loss). We generated a net loss of $4.0 million and $0.6 million during the three months ended September 30, 2017 and 2016, respectively. The increase in net loss was primarily due to the decrease in gross margin and increases in SG&A and interest expense, partially offset by decreases in long-lived asset impairment, depreciation and amortization and restructuring charges and an increase in other income, net.

We generated a net loss of $3.1 million and net income of $3.3 million during the nine months ended September 30, 2017 and 2016, respectively. The change in net income (loss) was primarily due to the decrease in gross margin and an increase in interest expense, partially offset by decreases in long-lived asset impairment, restructuring charges and depreciation and amortization and the change in other (income) loss, net.

Distributable cash flow. Our distributable cash flow was $29.8 million and $43.7 million and our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period) was 1.46x and 2.50x during the three months ended September 30, 2017 and 2016, respectively. The decrease in distributable cash flow was primarily due to the decrease in gross margin discussed above and increases in cash SG&A expense and maintenance capital expenditures.

Our distributable cash flow was $103.3 million and $134.4 million and our distributable cash flow coverage was 1.72x and 2.56x during the nine months ended September 30, 2017 and 2016, respectively. The decrease in distributable cash flow was primarily due to the decrease in gross margin discussed above and increases in maintenance capital expenditures and cash interest expense, partially offset by a decrease in cash SG&A expense.

For a reconciliation of distributable cash flow to net income (loss) and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures” above.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net loss (dollars in thousands):

	Three Months Ended September 30,
	2017	2016
Revenue	$140,191	$135,478
Gross margin(1)	77,607	84,624
Gross margin percentage(2)	55%	62%
Expenses:
Depreciation and amortization	35,787	38,087
Long-lived asset impairment	5,368	7,909
Restructuring charges	—	1,946
Selling, general and administrative — affiliates	20,711	17,917
Interest expense	21,839	20,034
Other income, net	(2,793)	(890)
Provision for income taxes	708	188
Net loss	$(4,013)	$(567)

(1)	For a reconciliation of gross margin to net loss, its most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures.”

(2)	Defined as gross margin divided by revenue.

Revenue. The increase in revenue during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a $6.4 million increase in revenue due to the November 2016 Contract Operations Acquisition, partially offset by lower rates and a decline in average operating horsepower (excluding the horsepower acquired in the November 2016 Contract Operations Acquisition) driven by a decrease in customer demand due to 2016 market conditions.

Gross margin. The decrease in gross margin during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to the increase in cost of sales mainly driven by increased expense associated with the November 2016 Contract Operations Acquisition and increases in lube oil expense and other operating costs. The increase in cost of sales was partially offset by the increase in revenue mentioned above. Gross margin percentage decreased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to the increase in cost of sales mentioned above and lower rates.

Depreciation and amortization. Depreciation and amortization expense decreased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2016 and early 2017, partially offset by an increase in depreciation expense associated with fixed asset additions including depreciation on compressor units acquired in connection with the November 2016 Contract Operations Acquisition.

Long-lived asset impairment. During the three months ended September 30, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 10 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017	2016
Idle compressor units retired from the active fleet	45	45
Horsepower of idle compressor units retired from the active fleet	18,000	14,000
Impairment recorded on idle compressor units retired from the active fleet	$5,368	$4,693
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$3,216

Restructuring charges. In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. The decrease in restructuring charges during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was due to the completion of Archrock’s cost reduction program in the fourth quarter of 2016. See Note 11 (“Restructuring Charges”) to our Financial Statements for further discussion of these charges.

SG&A — affiliates. SG&A expense is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was due to a $2.1 million increase in costs allocated to us by Archrock and $0.6 million increase in bad debt expense. The increase in costs allocated to us by Archrock was driven by the overall increase in SG&A expense incurred by Archrock and an increase in costs allocated to us as a result of an increase in our available horsepower as compared to the combined available horsepower of Archrock and us which was largely driven by the November 2016 Contract Operations Acquisition.

Interest expense. The increase in interest expense during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to an increase in the weighted average effective interest rate, partially offset by a decrease in the average outstanding balance of long-term debt.

Other income, net. The increase in other income, net during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to a $2.0 million increase in gain on sale of property, plant and equipment.

Provision for income taxes. The increase in provision for income taxes during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to an inability to fully benefit the loss subject to state level taxation in the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net income (loss) (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Revenue	$415,741	$426,954
Gross margin(1)	242,885	268,930
Gross margin percentage(2)	58%	63%
Expenses:
Depreciation and amortization	108,947	115,951
Long-lived asset impairment	14,659	22,507
Restructuring charges	—	7,293
Selling, general and administrative — affiliates	59,325	61,337
Interest expense	63,361	58,089
Debt extinguishment costs	291	—
Other (income) expense, net	(3,614)	20
Provision for income taxes	2,970	469
Net income (loss)	$(3,054)	$3,264

(1)	For a reconciliation of gross margin to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP Financial Measures” above.

(2)	Defined as gross margin divided by revenue.

Revenue. The decrease in revenue during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to lower rates and a decline in average operating horsepower (excluding the horsepower acquired in the November 2016 Contract Operations Acquisition) driven by a decrease in customer demand due to 2016 market conditions, partially offset by a $20.5 million increase in revenue due to the November 2016 Contract Operations Acquisition.

Gross margin. The decrease in gross margin during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to the decrease in revenue mentioned above and an increase in cost of sales mainly driven by increased expense associated with the November 2016 Contract Operations Acquisition and increases in lube oil expense and other operating costs. The increase in cost of sales was partially offset by the decrease in costs associated with the decline in average operating horsepower mentioned above. Gross margin percentage decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the increases in cost of sales mentioned above and lower rates.

Depreciation and amortization. The decrease in depreciation and amortization expense during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2016 and early 2017, partially offset by an increase in depreciation expense associated with fixed asset additions including depreciation on compressor units acquired in connection with the November 2016 Contract Operations Acquisition.

Long-lived asset impairment. During the nine months ended September 30, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 10 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Idle compressor units retired from the active fleet	150	205
Horsepower of idle compressor units retired from the active fleet	53,000	67,000
Impairment recorded on idle compressor units retired from the active fleet	$14,659	$18,742
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$3,765

Restructuring charges. In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. The decrease in restructuring charges during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to the completion of Archrock’s cost reduction program in the fourth quarter of 2016. See Note 11 (“Restructuring Charges”) to our Financial Statements for further discussion of these charges.

SG&A — affiliates. SG&A expense is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The decrease in SG&A expense was primarily due to a $2.9 million decrease in costs allocated to us by Archrock mainly driven by the overall decrease in SG&A expense incurred by Archrock. This decrease was partially offset by an increase in costs allocated to us as a result of an increase in our available horsepower as compared to the combined available horsepower of Archrock and us which was largely driven by the November 2016 Contract Operations Acquisition.

Interest expense. The increase in interest expense during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to an increase in the weighted average effective interest rate and a $0.6 million write-off of deferred financing costs associated with the termination of our former $825.0 million revolving credit facility, partially offset by a decrease in the average outstanding balance of long-term debt.

Other (income) loss, net. The change in other (income) loss, net, was primarily driven by a $3.5 million gain on the sale of property, plant and equipment during the nine months ended September 30, 2017 compared to a $0.6 million gain on the sale of property, plant and equipment during the nine months ended September 30, 2016, and a $0.6 million loss on non-cash consideration and $0.2 million of expensed acquisition costs, both of which were associated with the March 2016 Acquisition and incurred during the nine months ended September 30, 2016.

Provision for income taxes. The increase in provision for income taxes during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to an increase in an unrecognized tax benefit resulting from recent appellate court decisions which impacted certain of our uncertain tax positions, partially offset by the deferred state release related to the increase in our unrecognized tax benefit.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and make distributions to our unitholders depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the Credit Facility.

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. The reduction in capital spending and drilling activity by our customers in 2016 has resulted in decreased cash flow from operations thus far in 2017. Although new orders for compression services have been strong in 2017, given the operating horsepower declines and pricing pressure experienced in 2016 (see “Trends and Outlook” above), we expect our cash flow from operations in 2017 to decrease as compared to 2016. Despite this expected decrease, we believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our liquidity needs through at least September 30, 2018.

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

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to spend approximately $180 million in capital expenditures during 2017, including approximately $150 million on growth capital expenditures and approximately $30 million on equipment maintenance capital expenditures. Archrock manages its and our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. The majority of the idle compression equipment required for servicing these contract operations services has been and is currently held by Archrock. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Because Archrock has owned the majority of such equipment, Archrock has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. If we acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

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

Financial Resources

Credit Facility

The following table presents the weighted average annual interest rate and average daily debt balance of the Credit Facility for the nine months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended September 30,
	2017	2016
Weighted average annual interest rate (1) (2)	4.6%	3.6%
Average daily debt balance (in millions) (2)	$616.6	$733.7

(1)	Excludes the effect of interest rate swaps.

(2)
The amounts for the nine months ended September 30, 2017 pertain to the Credit Facility. The amounts for the nine months ended September 30, 2016 pertain to our former $825.0 million revolving credit facility and $150.0 million term loan.

The Credit Facility matures on March 30, 2022, except that if any portion of our 6% senior notes due April 2021 are outstanding as of December 2, 2020, then the Credit Facility will instead mature on December 2, 2020. Portions of the Credit Facility up to $25.0 million and $50.0 million are available for the issuance of letters of credit and swing line loans, respectively. Subject to certain conditions, including approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressor units.

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

(1)
Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As a result of the Total Debt to EBITDA ratio limitation above, $213.6 million of the $468.5 million undrawn capacity under the Credit Facility was available for additional borrowings as of September 30, 2017.

The Credit Facility agreement also contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date we have cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility. As of September 30, 2017, we were in compliance with all covenants under the Credit Facility.

Capital Offering

In August 2017, we sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units pursuant to an over-allotment option. We received net proceeds of $60.3 million, after deducting underwriting discounts, commissions and offering expenses, which we used to repay borrowings outstanding under the Credit Facility. In connection with this sale and as permitted under our partnership agreement, we issued and sold 93,163 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. We received net proceeds of $1.3 million from the general partner contribution.

Cash Flows

The following table summarizes our sources and uses of cash during the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$137,172	$173,701
Investing activities	(98,623)	(49,310)
Financing activities	(38,318)	(124,465)
Net change in cash and cash equivalents	$231	$(74)

Operating Activities. The decrease in net cash provided by operating activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a decrease in gross margin, partially offset by a decrease in restructuring charges.

Investing Activities. The increase in net cash used in investing activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to a $65.0 million increase in capital expenditures, partially offset by a $13.8 million payment for the March 2016 Acquisition (as discussed in Note 3 (“Business Acquisitions”) to our Financial Statements) and a $1.9 million increase in proceeds from sale of property, plant and equipment.

Financing Activities. The decrease in net cash used in financing activities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was due to net proceeds of $60.3 million received from a public offering of our common units during nine months ended September 30, 2017, a $16.0 million decrease in distributions to unitholders, and a $14.5 million decrease in net repayments of long-term debt. These changes were partially offset by a $13.1 million increase in payments for debt issuance costs and a $6.6 million net increase in amounts due to affiliates.

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

On October 20, 2017, our board of directors approved a cash distribution of $0.2850 per common unit, or approximately $20.5 million. The distribution covers the period from July 1, 2017 through September 30, 2017. The record date for this distribution is November 8, 2017 and payment is expected to occur on November 14, 2017. The amount of our cash distributions will be determined by our board of directors on a quarterly basis, taking into account a number of factors. Therefore, there is no guarantee that we will continue to pay cash distributions to our unitholders at the current level, or at all.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit see Note 5 (“Long-Term Debt”) to our Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily associated with changes in interest rates under our financing arrangements. We use derivative instruments to minimize the risks and/or costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes.

As of September 30, 2017, after taking into consideration interest rate swaps, we had $131.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at September 30, 2017 would result in an annual increase in our interest expense of $1.3 million.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
2.1
Contribution, Conveyance and Assumption Agreement, dated April 17, 2015, by and among Exterran Holdings, Inc., Exterran Energy Solutions, L.P., EES Leasing LLC, EXH GP LP LLC, Exterran GP LLC, EXH MLP LP LLC, Exterran General Partner, L.P., EXLP Operating LLC, EXLP Leasing LLC and Exterran Partners, L.P., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2015

2.2
Contribution, Conveyance and Assumption Agreement, dated October 31, 2016, by and among Archrock, Inc., Archrock Services, L.P., Archrock Services Leasing LLC, Archrock GP LP LLC, Archrock GP LLC, Archrock MLP LP LLC, Archrock General Partner, L.P., Archrock Partners Operating LLC, Archrock Partners Leasing LLC and Archrock Partners, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2016

3.1
Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2
Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3
Certificate of Amendment of Certificate of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

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
3.9
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP, LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

31.1 *
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

ARCHROCK PARTNERS, L.P.

November 2, 2017	By:	ARCHROCK GENERAL PARTNER, L.P.
its General Partner

	By:	ARCHROCK GP LLC
its General Partner

	By:	/s/ David S. Miller
David S. Miller
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Donna A. Henderson
Donna A. Henderson
Vice President and Chief Accounting Officer
(Principal Accounting Officer)