Form 10-K
period 2017-12-31
Archrock Partners, L.P.
filed 2018-02-22
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
(MARK ONE)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the common units of the registrant held by non-affiliates as of June 30, 2017 was $541,268,993.
As of February 15, 2018, there were 70,196,981 common units outstanding.
______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE: NONE

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2006 LTIP	The Archrock Partners, L.P. Long Term Incentive Plan adopted in October 2006
2015 Technical Termination	The technical termination of the Partnership for U.S. federal income tax purposes as a result of the Spin-off, occurring on the date of the Spin-off
2016 Form 10-K	Archrock Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016
2017 Form 10-K	Archrock Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017
2017 LTIP	The Archrock Partners, L.P. Long Term Incentive Plan adopted in April 2017
51st District Court	51st Judicial District Court of Irion County, Texas
Anadarko	Anadarko Petroleum Corporation
April 2015 Contract Operations Acquisition	The April 2015 acquisition of contract operations customer service agreements and compressor units from Archrock
Archrock	Archrock, Inc., individually and together with its wholly-owned subsidiaries, formerly Exterran Holdings, Inc.
Archrock GP	Archrock GP LLC, the general partner of the Partnership’s General Partner and the conductor of our business and operations
Archrock Share Issuance	The issuance of Archrock common stock in exchange for the Partnership’s common units not already owned by Archrock and its subsidiaries, as contemplated in the Proposed Merger
Bcf	Billion cubic feet
BLM	U.S. Department of the Interior’s Bureau of Land Management
CAA	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
Code	Internal Revenue Code of 1986, as amended
Credit Facility	$1.1 billion asset-based revolving credit facility due March 2022
CWA	Clean Water Act
Debt Agreements	The Credit Facility and the Notes, collectively
Distribution Date	The date on which Archrock completed the Spin-off, which was November 3, 2015
EBITDA	Earnings before interest, taxes, depreciation and amortization
EES Leasing	Archrock Services Leasing LLC, formerly known as EES Leasing LLC
EIA	U.S. Energy Information Administration
EPA	Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
EXLP Leasing	Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC
FASB	Financial Accounting Standards Board
Financial Statements	The Partnership’s Consolidated Financial Statements included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this 2017 Form 10-K
Former Credit Facility	$825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	Accounting principles generally accepted in the U.S.
General Partner	Archrock General Partner, L.P., our general partner, and an indirect, wholly-owned subsidiary of Archrock
Heavy Equipment Statutes	Texas Tax Code §§ 23.1241, 23.1242
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
IRAs	Individual retirement accounts
LIBOR	London Interbank Offered Rate
March 2016 Acquisition	The Partnership’s March 2016 acquisition of contract operations customer service agreements and compressor units from a third party

Merger Agreement
Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock, the Partnership, the General Partner and Archrock GP, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018, to add Merger Sub as a party thereto

Merger Sub	Amethyst Merger Sub LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of Archrock
MMBtu	Million British thermal unit
NAAQS	National Ambient Air Quality Standards
Notes	$350.0 million of 6% senior notes due April 2021 and $350.0 million of 6% senior notes due October 2022
November 2016 Contract Operations Acquisition	The November 2016 acquisition of contract operations customer service agreements and compressor units from Archrock
NSPS	New Source Performance Standards
Omnibus Agreement	The Partnership’s omnibus agreement with Archrock, the Partnership’s general partner and others, as amended and/or restated
OSHA	Occupational Safety and Health Act
Paris Agreement	The resulting agreement of the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change held in Paris, France
Partnership, we, our, us	Archrock Partners, L.P., together with its subsidiaries
Partnership Agreement	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), as amended, dated as of April 14, 2008
ppb	Parts per billion
Proposed Merger	The transaction contemplated by the Merger Agreement pursuant to which Archrock will acquire all of the Partnership’s outstanding common units not already owned by Archrock
RCRA	Resource Conservation and Recovery Act
Revenue Recognition Update	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) and additional related standards updates
SEC	U.S. Securities and Exchange Commission
Segment Reporting	Accounting Standards Codification Topic 280
SG&A	Selling, general and administrative
Spin-off	The spin-off of Archrock’s international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation
Tax Cuts and Jobs Act, TCJA	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
TCEQ	Texas Commission on Environmental Quality
Tcf	Trillion cubic feet
Update 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
Update 2016-02	Accounting Standards Update No. 2016-02 Leases (Topic 842)
Update 2016-09	Accounting Standards Update No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
Update 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments
Update 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
U.S.	United States of America
VOC	Volatile organic compounds
Williams Partners	Williams Partners, L.P.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This 2017 Form 10-K contains “forward-looking statements.” All statements other than statements of historical fact contained in this 2017 Form 10-K are forward-looking statements, including, without limitation, statements regarding the consummation of the Proposed Merger, including the timing and expected effects thereof; the Partnership’s business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; the expected amount of our capital expenditures; anticipated cost savings; future revenue, gross margin and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this 2017 Form 10-K. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of this 2017 Form 10-K. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	the ability to obtain the requisite approvals from our unitholders and Archrock’s stockholders relating to the Proposed Merger;

•
the risk that we or Archrock may be unable to obtain governmental and regulatory approvals required for the Proposed Merger or required governmental and regulatory approvals may delay the Proposed Merger or result in the imposition of conditions that could cause the parties to abandon the Proposed Merger (early termination of the waiting period under the HSR Act was granted on February 9, 2018);

•	the risk that a condition to closing of the Proposed Merger may not be satisfied;

•	the timing to complete the Proposed Merger;

•	the risk that cost savings, tax benefits and any other synergies from the Proposed Merger may not be fully realized or may take longer to realize than expected;

•	disruption from the Proposed Merger may make it more difficult to maintain relationships with customers, employees or suppliers;

•	the possible diversion of management time on issues related to the Proposed Merger;

•	the impact and outcome of pending and future litigation, including litigation, if any, relating to the Proposed Merger;

•	conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•
our dependence on Archrock to provide personnel and services, including its ability to hire, train and retain key employees and to cost-effectively perform the services necessary to conduct our business;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	the loss of our status as a partnership for U.S. federal income tax purposes;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to implement certain business and financial objectives, such as:

•	winning profitable new business;

•	growing our asset base and enhancing asset utilization;

•	integrating acquired businesses;

•	generating sufficient cash; and

•	accessing the capital markets at an acceptable cost;

•	liability related to the use of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

All forward-looking statements included in this 2017 Form 10-K are based on information available to us on the date of this 2017 Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this 2017 Form 10-K.

Item 1. Business

General

We are a Delaware limited partnership formed in June 2006. In November 2015, Archrock completed the Spin-off of its international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as “Exterran Corporation.” Archrock continues to hold interests in us, including the sole general partner interest, certain limited partner interests and all of the incentive distribution rights.

Archrock completed an internal restructuring in connection with the Spin-off which we believe, when combined with the sale or exchange of Partnership units during the 12 months prior to the Spin-off, resulted in a technical termination of the Partnership for U.S. federal income tax purposes on the Distribution Date. The technical termination did not affect our consolidated financial statements nor did it affect our classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes. Our taxable year for all unitholders ended on the Distribution Date and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. This deferral of depreciation deductions may have resulted in increased taxable income (or reduced taxable loss) to certain of our unitholders in 2015.

We are the U.S. market leader in the full-service natural gas compression industry. As of December 31, 2017, public unitholders held a 57% ownership interest in us and Archrock owned our remaining equity interests including our general partner interest and all of the incentive distribution rights. Our General Partner has sole responsibility for conducting our business and for managing our operations, which are conducted through our wholly-owned limited liability company, Archrock Partners Operating LLC. Because our General Partner is a limited partnership, its general partner, Archrock GP, conducts our business and operations. Archrock GP’s board of directors and officers, which we sometimes refer to as our board of directors and our officers, make decisions on our behalf. All of those directors are elected by Archrock.

Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment. We monitor our customers’ compression services requirements over time and, as necessary, modify the level of services and related equipment we employ to address changing operating conditions. We operate in one segment; see our Financial Statements for more information regarding our results of operations and financial condition.

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

Our General Partner does not receive any compensation for managing our business, but it is entitled to reimbursement of all direct and indirect expenses incurred on our behalf. Archrock and our General Partner are also entitled to distributions on their limited partner interest and general partner interest, respectively and, if specified requirements are met, our General Partner is entitled to distributions on its incentive distribution rights. For further discussion of our cash distribution policy, see “Cash Distribution Policy” included in Part II, Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) of this 2017 Form 10-K.

Recent Business Developments

Proposed Merger

On January 1, 2018, we entered into the Merger Agreement pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as an indirect wholly owned subsidiary of Archrock. Under the terms of the Proposed Merger Agreement, at the effective time of the Proposed Merger, each of our common units not owned by Archrock will be converted into the right to receive 1.40 shares of Archrock common stock and all of the Partnership’s incentive distribution rights, which are owned indirectly by Archrock, will be canceled and will cease to exist.

Completion of the Proposed Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding common units of the Partnership; (ii) approval of the Archrock Share Issuance by a majority of the shares of Archrock common stock present in person or represented by proxy at the special meeting of Archrock stockholders; (iii) expiration or termination of applicable waiting periods under the HSR Act (early termination of the waiting period under the HSR Act was granted on February 9, 2018); (iv) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (v) the effectiveness of a registration statement on Form S-4 relating to the Archrock Share Issuance; (vi) approval for listing on the New York Stock Exchange of the shares of Archrock common stock issuable pursuant to the Archrock Share Issuance; (vii) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (viii) compliance by the other party in all material respects with its covenants.

As a result of the completion of the Proposed Merger, our common units will no longer be publicly traded. All of our outstanding debt is expected to remain outstanding. We and Archrock expect to issue, to the extent not already in place, guarantees of the indebtedness of Archrock and the Partnership. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by our unitholders and approval of the issuance of Archrock common stock in connection with the Proposed Merger by Archrock stockholders, the Proposed Merger is expected to close in the second quarter of 2018.

See Note 1 (“Organization and Summary of Significant Accounting Policies”) and Note 17 (“Proposed Merger”) to our Financial Statements for details of the Proposed Merger.

Acquisitions

In November 2016, we completed the November 2016 Contract Operations Acquisition whereby we acquired from Archrock contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then-available horsepower) of the combined U.S. contract operations business of Archrock and us. Total consideration for the transaction was $85.0 million, excluding transaction costs.

In March 2016, we completed the March 2016 Acquisition whereby we acquired contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements, comprising approximately 23,000 horsepower, for a purchase price of $18.8 million.

In April 2015, we completed the April 2015 Contract Operations Acquisition whereby we acquired from Archrock contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (of then-available horsepower) of the combined contract operations business of Archrock and us. The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Archrock to us. Total consideration for the transaction was $102.3 million, excluding transaction costs.

See Note 3 (“Business Acquisitions”) to our Financial Statements for further details of these acquisitions.

Contract Operations Services Overview

We provide comprehensive contract operations services, including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs. Based on the operating specifications at the customer’s location and the customer’s unique compression needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment. When providing contract operations services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the natural gas reservoir and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression needs. We utilize both slow and high speed reciprocating compressors primarily driven by internal natural gas fired combustion engines. We also utilize rotary screw compressors for specialized applications.

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

Our customers typically contract for our services on a site-by-site basis for a specific monthly service rate that is generally reduced if we fail to operate in accordance with the contract requirements. Following the initial minimum term, which ranges from 12 to 60 months, contract operations services generally continue on a month-to-month basis until terminated by either party with 30 days’ advance notice. Our customers generally are required to pay our monthly service fee even during periods of limited or disrupted natural gas flows, which enhances the stability and predictability of our cash flows. Additionally, because we typically do not take title to the natural gas we compress and the natural gas we use as fuel for our compressors is supplied by our customers, we have limited direct exposure to commodity price fluctuations. See “General Terms of our Contract Operations Customer Service Agreements” below for a more detailed description.

As mentioned above, pursuant to the Omnibus Agreement, Archrock provides us with all operational staff, corporate staff and support services necessary to run our business.

Compressor Fleet

We intend to continue to work with Archrock to manage our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When one of Archrock’s salespersons is advised of a new contract operations services opportunity allocable to us, he or she will obtain relevant information concerning the project, including natural gas flow, pressure and natural gas composition, and then review our and Archrock’s fleets for an available and appropriate compressor unit. In some instances, we may choose to purchase newly-fabricated equipment to fulfill our customers’ needs if no idle equipment is available in our fleet. See Part III, Item 13 (“Certain Relationships and Related Transactions and Director Independence”) of this 2017 Form 10-K for additional information regarding our ability to share or exchange compression equipment with Archrock.

The size and horsepower of our natural gas compressor fleet on December 31, 2017 is summarized in the following table:

Range of Horsepower Per Unit	Number of Units	Aggregate Horsepower (in thousands)	% of Horsepower
0 - 1,000	4,471	1,058	32%
1,001 - 1,500	1,143	1,535	47%
1,501 and over	349	697	21%
Total(1)	5,963	3,290	100%
——————

(1)
Included three compressor units, comprising approximately 4,000 horsepower, leased from Archrock and excluded five compressor units, comprising approximately 4,000 horsepower, leased to Archrock (see Note 4 (“Related Party Transactions”) to our Financial Statements).

Over the last several years, Archrock has undertaken efforts to standardize its compressor fleet around major components and key suppliers. Because a significant portion of our fleet consists of Archrock’s former fleet, we benefit from these efforts as well. Standardization of our fleet:

•	enables us to minimize our fleet operating costs and maintenance capital requirements;

•	facilitates low-cost compressor resizing; and

•	allows us to develop improved technical proficiency in our maintenance and overhaul operations, which enables us to achieve high run-time rates while maintaining lower operating costs.

Competitive Strengths

We believe we have the following key competitive strengths:

•
Large horsepower. We believe we have the largest fleet of large horsepower equipment among all outsourced compression service providers in the U.S. At December 31, 2017, 69% of our fleet, as measured by operating horsepower, was comprised of units that exceed 1,000 horsepower per unit. We believe the trends driving demand for large horsepower units will continue. These trends include (i) high levels of associated gas production from shale which is generally produced at a lower initial pressure than dry gas wells, (ii) pad drilling which brings multiple laterals to a single well site, (iii) increasing well lateral lengths which increase natural gas flow to the wellhead and (iv) high probability drilling programs that allow for efficient surface infrastructure planning.

•
Superior customer service. We operate in a relationship-driven, service-intensive industry and therefore need to provide superior customer service. We believe that our regionally-based network, local presence, experience and in-depth knowledge of our customers’ operating needs and growth plans enable us to respond to our customers’ needs and meet their evolving demands on a timely basis. In addition, we focus on achieving a high level of reliability for the services we provide in order to maximize our customers’ production levels. Our sales efforts concentrate on demonstrating our commitment to enhancing our customers’ cash flows through superior customer service.

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

•
Our relationship with Archrock. Our relationship with Archrock and our access to its personnel, logistical capabilities, geographic scope and operational efficiencies allow us to provide a full complement of contract operations services. We and Archrock intend to continue to manage our respective compression fleets as one pool of compression equipment from which we can more easily fulfill our respective customers’ needs. This relationship also gives us an advantage in pursuing compression opportunities throughout the U.S. As of December 31, 2017, Archrock owned approximately 557,000 horsepower of compression equipment, excluding the compression equipment owned by us, in its contract operations business. Archrock intends for us to be the primary long-term growth vehicle for its contract operations business. On January 1, 2018, we entered into the Merger Agreement with Archrock pursuant to which we will become an indirect wholly-owned subsidiary of Archrock.

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

Business Strategies

We intend to continue to capitalize on our competitive strengths to meet our customers’ needs through the following key strategies:

•
Capitalize on the long-term fundamentals for the U.S. natural gas compression industry. We believe our ability to efficiently meet our customers’ evolving compression needs, our long-standing customer relationships and our large compressor fleet will enable us to capitalize on what we believe are favorable long-term fundamentals for the U.S. natural gas compression industry. These fundamentals include significant natural gas resources in the U.S., increased unconventional natural gas production, decreasing natural reservoir pressures, expected increased natural gas demand in the U.S. from growth in liquid natural gas exports, exports of natural gas via pipeline to Mexico, power generation and industrial uses and the continued need for compression services.

•
Improve profitability. As the largest provider of natural gas compression services in the U.S., we intend to use our scale to achieve cost savings in our operations. We are also focused on increasing productivity and optimizing our processes. By using technology to make our systems and processes more efficient, we intend to lower our internal costs and improve our profitability over time. Additionally, as demand increases for our services and industry utilization rates improve for compression equipment, we believe we will have more opportunities to improve pricing and recoup some of the effects of the pricing declines we experienced during the recent downturn in the oil and gas industry.

•
Grow our business to generate attractive returns. We plan to grow our business over time through the potential future acquisition of additional assets from compression providers and natural gas transporters or producers. We also plan to grow our business organically over the long term by adding new horsepower in key growth areas, including by providing compression services to producers of oil and natural gas from shale and liquids-rich plays.

•
Simplify our capital structure. On January 1, 2018, we entered into the Merger Agreement with Archrock pursuant to which Archrock will acquire the public common units of the Partnership that Archrock does not already own. Should it be completed, this Proposed Merger will simplify our capital structure and is expected to result in a lower cost of equity capital over the long term.

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

•
Processing Applications — Compressors may also be used in combination with natural gas production and processing equipment to process natural gas into other marketable energy sources. In addition, compression services are used for compression applications in refineries and petrochemical plants.

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

We believe the U.S. natural gas compression services industry continues to have growth potential over time due to, among other things, increased natural gas production in the U.S. from unconventional sources and aging producing natural gas fields that will require more compression to continue producing the same volume of natural gas, and expected increased demand for natural gas in the U.S. for power generation, industrial uses and exports, including liquid natural gas exports and exports of natural gas via pipeline to Mexico.

Oil and Natural Gas Industry Cyclicality and Volatility

Changes in oil and natural gas exploration and production spending normally result in changes in demand for our services; however, we believe our business is typically less impacted by commodity prices than certain other oil and natural gas service providers because:

•	compression services are necessary for natural gas to be delivered from the wellhead to end users;

•
the need for compression services and equipment has grown over time due to the increased production of natural gas, the natural pressure decline of natural gas producing basins and the increased percentage of natural gas production from unconventional sources; and

•	our business is tied primarily to oil and natural gas production and consumption, which are generally less cyclical in nature than exploration activities.

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

Market and Customers

We conduct our contract operations activities in substantially all major oil and natural gas producing areas throughout the U.S.

Our current customer base consists of companies engaged in various aspects of the oil and natural gas industry, including large integrated oil and natural gas producers, processors, gatherers, transporters and storage providers.

We have entered into preferred vendor arrangements with some of our customers that give us preferential consideration for the compression needs of these customers. In exchange, we provide these customers with enhanced product availability, product support and favorable pricing.

During the years ended December 31, 2017, 2016 and 2015, Williams Partners accounted for 16%, 17% and 16% of our revenue, respectively. Additionally, during the years ended December 31, 2017, 2016 and 2015, Anadarko accounted for 10%, of our revenue. No other customer accounted for more than 10% of our revenue during these years.

Sales and Marketing

Our marketing and client service functions are coordinated and performed by Archrock sales and field service personnel. Salespeople and field service personnel regularly visit our customers to ensure customer satisfaction, determine customer needs as to services currently being provided and ascertain potential future compression services requirements. This ongoing communication allows us to quickly respond to customer requests.

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

Term and Termination. Our customers typically contract for our contract operations services on a site-by-site basis. Following the initial minimum term for our contract operations services, which ranges from 12 to 60 months, contract operations services generally continue until terminated by either party with 30 days’ advance notice.

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

Service Standards and Specifications. We provide contract operations services according to the particular specifications of each job, as set forth in the applicable contract. These are typically turn-key service contracts under which we supply all services and support and use our own compression equipment to provide the contract operations services as necessary for a particular application. In certain circumstances, if the availability of our services does not meet certain percentages specified in our contracts, our customers are generally entitled, upon request, to specified credits against our service fees.

Title and Risk of Loss. We own and retain title to or have an exclusive possessory interest in all compression equipment used to provide contract operations services and we generally bear risk of loss for such equipment to the extent the loss is not caused by gas conditions, our customers’ acts or omissions or the failure or collapse of the customer’s over-water job site upon which we provide the contract operations services.

Insurance. Typically, both we and our customers are required to carry general liability, workers’ compensation, employer’s liability, automobile and excess liability insurance. Archrock insures our property and operations and is substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles Archrock absorbs under its insurance arrangements for these risks.

Suppliers

Prior to the Spin-off, our sole supplier of newly-fabricated equipment was Archrock. In connection with the Spin-off, we entered into a supply agreement with Exterran Corporation under which we were required to purchase our requirements of newly-fabricated compression equipment from Exterran Corporation and its affiliates, subject to certain exceptions. This supply agreement expired in November 2017 and we have since entered into new supply agreements with multiple suppliers, including Exterran Corporation, to meet our compression equipment needs.

Competition

The natural gas compression services business is highly competitive. Overall, we experience considerable competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities and adopt more aggressive pricing policies. We believe we are competitive with respect to price, equipment availability, customer service, flexibility in meeting customer needs, technical expertise and quality and reliability of our compressors and related services.

Increased size and geographic scope offer compression services providers operating and cost advantages. As the number of compression applications and size of the compression fleet increases, the number of required sales, administrative and maintenance personnel increases at a lesser rate, resulting in operational efficiencies and potential cost advantages. Additionally, broad geographic scope allows compression service providers to more efficiently provide services to all customers, particularly those with compression applications in remote locations. Our relationship with Archrock allows us to access a diverse fleet of compression equipment, a broad geographic base of operations and related operational personnel and other resources that we believe gives us more flexibility in meeting our customers’ needs than many of our competitors and allows us to efficiently manage our customers’ compression needs.

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

Archrock has also agreed that new customers for contract compression services are for our account unless the new customer is unwilling to contract with us or unwilling to do so under our form of compression services agreement. In that case, Archrock may provide compression services to the new customer. If we or Archrock enter into a compression services contract with a new customer, either we or Archrock, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a compression services customer of either us or Archrock on the date of the Omnibus Agreement.

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

Unless the Omnibus Agreement is terminated earlier due to a change of control of Archrock GP, our General Partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2018 or on the date on which a change of control of Archrock occurs, whichever event occurs first. If a change of control of Archrock occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Archrock will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

The primary U.S. federal environmental laws to which our operations are subject include the CAA and regulations thereunder, which regulate air emissions; the CWA and regulations thereunder, which regulate the discharge of pollutants in industrial wastewater and storm water runoff; the RCRA and regulations thereunder, which regulate the management and disposal of hazardous and non-hazardous solid wastes; and the CERCLA and regulations thereunder, known more commonly as “Superfund,” which impose liability for the remediation of releases of hazardous substances in the environment. We are also subject to regulation under the OSHA and regulations thereunder, which regulate the protection of the safety and health of workers. Analogous state and local laws and regulations may also apply.

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

New Source Performance Standards

On June 3, 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. In June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and reevaluate the entirety of the 2016 standards, but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. It is anticipated that the EPA will attempt to make additional deregulatory changes to the NSPS going forward. At this time, we do not believe the rule will have a material adverse impact on our business, financial condition, results of operations or ability to make cash distributions to our unitholders.

Venting and Flaring on Federal Lands

On November 18, 2016, the BLM published final rules to reduce venting and flaring on federal and tribal lands. The rules required leak detection inspections at compressor stations and imposed requirements to reduce emissions from pneumatic controllers and pumps, among other things. On December 8, 2017, the BLM, to avoid imposing compliance costs on operators for requirements that may be rescinded or significantly revised in the near future, issued a temporary suspension or delay of certain requirements of those rules to give themselves sufficient time to review and consider revising or rescinding its requirements. Both the requirements in the rule that had yet to be implemented and certain requirements of the rule that were in effect at the time were postponed and suspended until January 17, 2019. The rule could have required us to incur material costs to comply. It is unclear at this time whether any additional changes to the rule will change the cost to us.

National Ambient Air Quality Standards

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a reduction from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015. During 2017, the states began submitting updated lists of likely attainment/non-attainment regions under the revised ozone standard utilizing air quality data collected between 2014 and 2016. In November 2017, the EPA proposed its attainment/non-attainment designations based on the states’ submissions, but notified the states in December 2017 that it will postpone finalizing those designations until the Spring of 2018 pending any additional public comment period and any air quality data from 2017 the states may wish to submit. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant.

Texas Commission on Environmental Quality

In January 2011, the TCEQ finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2020 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this time, however, we cannot predict whether any such rules would require us to incur material costs.

Source Aggregation

On June 3, 2016, the EPA issued final rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, such as compressor stations, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require the installation of costly pollution control equipment. At this time, however, we cannot predict whether any such rules would require us to incur material costs.

General

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

Climate Change Legislation and Regulatory Initiatives

The U.S. Congress has previously considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. It presently appears unlikely that comprehensive federal climate legislation will become law in the near future, although energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. Almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2017.

In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs.

At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in the Paris Agreement that requires member countries to review and ‘‘represent a progression’’ in their intended nationally determined contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. The Paris Agreement entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their greenhouse gas emissions, it does include pledges from the participating nations to voluntarily limit or reduce future emissions. In June 2017, President Trump stated that the United States intends to withdraw from the Paris Agreement, but may enter into a future international agreement related to greenhouse gases on different terms. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process is uncertain and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

Although it is not currently possible to predict how any proposed or future greenhouse gas legislation or regulation promulgated by Congress, the states or multi-state regions will impact our business, any regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

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

Employees and Labor Relations

We do not have any employees. Under the Omnibus Agreement, we reimburse Archrock for the allocated costs of its personnel who provide direct or indirect support for our operations. Archrock considers its employee relations to be good.

Available Information

Our website address is www.archrock.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website, without charge, as soon as reasonably practicable after they are filed electronically with the SEC. Information on our website is not incorporated by reference in this 2017 Form 10-K or any of our other securities filings. Paper copies of our filings are also available, without charge, from Archrock Partners, L.P., 9807 Katy Freeway, Suite 100, Houston, Texas 77024, Attention: Investor Relations. Alternatively, the public may read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers who file electronically with the SEC. The SEC’s website address is www.sec.gov.

Additionally, we make available free of charge on our website:

•	the Code of Business Conduct of Archrock GP; and

•	the charters of the audit, conflicts and compensation committees of Archrock GP.

Item 1A. Risk Factors

As described in Part I (“Disclosure Regarding Forward-Looking Statements”), this 2017 Form 10-K contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occurs, our business, financial condition, results of operations and our ability to make cash distributions to our unitholders could be negatively impacted.

The Proposed Merger is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Proposed Merger, or significant delays in completing the Proposed Merger, could negatively affect our business and financial results and the trading prices of our common units.

The completion of the Proposed Merger is subject to a number of conditions. The completion of the Proposed Merger is not assured and is subject to risks, including the risk that Archrock stockholder approval or our unitholder approval is not obtained. Further, the Proposed Merger may not be completed even if the Archrock stockholder approval and our unitholder approval are obtained. The Merger Agreement contains conditions, some of which are beyond our control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Proposed Merger not occurring.

If the Proposed Merger is not completed, or if there are significant delays in completing the Proposed Merger, Archrock’s and our future business and financial results and the trading price of our common units could be negatively affected, and each of the parties will be subject to several risks, including the following:

•	the parties may be liable for fees or expenses to one another under the terms and conditions of the Merger Agreement;

•	there may be negative reactions from the financial markets due to the fact that current prices of our common units may reflect a market assumption that the Proposed Merger will be completed; and

•
the attention of our management will have been diverted to the Proposed Merger rather than their own operations and pursuit of other opportunities that could have been beneficial to their respective businesses.

Because the exchange ratio is fixed and because the market price of Archrock common stock will fluctuate prior to the completion of the Proposed Merger, our unitholders cannot be sure of the market value of the Archrock common stock they will receive as merger consideration relative to the value of our common units they exchange.

The market value of the consideration that our unitholders will receive in the Proposed Merger will depend on the trading price of Archrock common stock at the closing of the Proposed Merger. The exchange ratio that determines the number of shares of Archrock common stock that our unitholders will receive in the Proposed Merger is fixed at 1.40 shares of Archrock common stock for each common unit. This means that there is no mechanism contained in the Merger Agreement that would adjust the number of shares of Archrock common stock that our unitholders will receive based on any decreases or increases in the trading price of Archrock common stock. Stock or unit price changes may result from a variety of factors (many of which are beyond Archrock’s and our control), including:

•changes in Archrock’s or our business, operations and prospects;

•changes in market assessments of Archrock’s or our business, operations and prospects;

•changes in market assessments of the likelihood that the Proposed Merger will be completed;

•	interest rates, commodity prices, general market, industry and economic conditions and other factors generally affecting the price of Archrock common stock or our common units; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Archrock and we operate.

If the price of Archrock common stock at the closing of the Proposed Merger is less than the price of Archrock common stock on the date that the Merger Agreement was signed, then the market value of the merger consideration will be less than contemplated at the time the Merger Agreement was signed.

When our common unitholders receive the merger consideration depends on the completion date of the Proposed Merger, which is uncertain.

Completing the Proposed Merger is subject to several conditions, not all of which are controllable by us. Accordingly, even if the Proposed Merger is approved by our unitholders, the date on which our unitholders will receive merger consideration depends on the completion date of the Proposed Merger, which is uncertain and subject to several other closing conditions.

We may incur substantial transaction-related costs in connection with the Merger.

We expect to incur substantial expenses in connection with completing the Proposed Merger, including fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

Certain executive officers and directors of Archrock GP have interests in the Proposed Merger that are different from, or in addition to, the interests they may have as unitholders which could have influenced their decision to support or approve the Proposed Merger.

Certain executive officers and directors of Archrock GP own equity interests in Archrock, receive fees and other compensation from Archrock, and will have rights to ongoing indemnification and insurance coverage by the surviving company that give them interests in the Proposed Merger that may be different from, or be in addition to, interests of an unaffiliated unitholder.

Financial projections by the Partnership may not prove to be reflective of actual future results.

In connection with the Proposed Merger, we prepared and considered, among other things, internal financial forecasts for the Partnership. These forecasts speak only as of the date made and will not be updated. These financial projections were not provided with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, at all or within projected time frames. In addition, the failure of businesses to achieve projected results could have a material adverse effect on Archrock's share price, financial position and ability to maintain or increase its dividends following the Proposed Merger.

We may be unable to obtain the regulatory clearances required to complete the Proposed Merger or, in order to do so, we may be required to comply with material restrictions or satisfy material conditions.

The Proposed Merger is subject to review by the Antitrust Division and the Federal Trade Commission, under the HSR Act. On February 9, 2018, the Antitrust Division and the Federal Trade Commission granted early termination of the waiting period under the HSR Act. The closing of the Proposed Merger is subject to the condition precedent that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the consummation of the transactions contemplated by the Merger Agreement or making the consummation of the transactions contemplated by the Merger Agreement illegal.

Additionally, state attorneys general could seek to block or challenge the Proposed Merger as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the Proposed Merger, before or after it is completed. Archrock may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.

Risks Related to Our Business

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our General Partner, to enable us to make cash distributions to our unitholders at our current distribution rate.

The amount of cash distributions are determined by our board of directors on a quarterly basis. In order to pay cash distributions at the current rate, we will require available cash of approximately $20.5 million per quarter, based on the number of common and general partner units outstanding on December 31, 2017. In light of current market conditions, we may not have sufficient available cash from operating surplus each quarter to enable us to make cash distributions at our current distribution rate or at all. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things, the risks described in this section.

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

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. Under the revised Heavy Equipment Statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. A large number of appraisal review boards denied our position, although some accepted it, and we filed petitions for review in the appropriate district courts with respect to the 2012 through 2017 tax years. See Part I, Item 3 (“Legal Proceedings”) and Note 15 (“Commitments and Contingencies”) to our Financial Statements for additional information regarding legal proceedings to which we are a party, including ongoing litigation regarding our qualification as a Heavy Equipment Dealer, the qualification of our natural gas compressors as Heavy Equipment and the resulting appraisal of our natural gas compressors for ad valorem tax purposes, as well as the location where our natural gas compressors are taxable, under revised Texas statutes.

As a result of the new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization)) includes a benefit of $16.1 million during the year ended December 31, 2017. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $66.2 million as of December 31, 2017, of which $13.1 million has been agreed to by a number of appraisal review boards and county appraisal districts and $53.1 million has been disputed and is currently in litigation. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, we have reached, or intend to reach, agreements with some of the appraisal districts to stay or abate certain of these pending district court cases. If we are unsuccessful in our litigation, we would be required to pay ad valorem taxes up to the aggregate benefit we have recorded, and the additional ad valorem tax payments may also be subject to substantial penalties and interest. In addition, while we do not expect the ultimate determination of the issue of where the natural gas compressors are taxable under the Heavy Equipment Statutes would have an impact on the amount of taxes due, we could be subject to substantial penalties if we are unsuccessful on this issue. Also, if we are unsuccessful in our litigation, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay these ad valorem taxes under the old methodology going forward, which would increase our quarterly cost of sales expense up to approximately the amount of our then most recent quarterly benefit recorded and which, in turn, would negatively impact our future results of operations, financial condition and ability to make cash distributions to our unitholders.

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2017, we had $1.4 billion in outstanding debt obligations net of unamortized debt discounts and unamortized deferred financing costs. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in “Disclosure Regarding Forward-Looking Statements” included in Part I of this 2017 Form 10-K.

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

Covenants under our Debt Agreements may impair our ability to operate our business.

Our Debt Agreements contain various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay dividends and distributions. The Credit Facility also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date we have cash (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility.

The Credit Facility is also subject to financial covenants, including the following ratios, as defined in the Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2017	5.95 to 1.0
Through fiscal year 2018	5.75 to 1.0
Through second quarter of 2019	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
——————

(1)
Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, including a reduction in general and administrative expenses, our capital expenditures or the payment of cash distributions at our current distribution rate. Any of these measures could have an adverse effect on our operations, cash flows and the price of our common units. If we fail to remain in compliance with our financial covenants we would be in default under the Credit Facility.

The breach of any of our covenants could result in a default under one or more of our Debt Agreements, which would trigger cross-default provisions under our other Debt Agreements, which would accelerate our obligation to repay our indebtedness under those agreements. If the repayment obligations on any of our indebtedness were to be accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and our financial position would be materially adversely affected. A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Debt Agreements could lead to a default under those agreements.

As of December 31, 2017, we were in compliance with all financial covenants under the Debt Agreements.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and production activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. A reduction in borrowing bases under reserve-based credit facilities, the lack of availability of debt or equity financing or other factors that negatively impact our customers’ financial condition could result in a reduction in our customers’ spending for our services, which may result in their cancellation of contracts or their determination not to enter into new natural gas compression service contracts. Furthermore, the loss by our midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. Reduced demand for our services could adversely affect our business, financial condition, results of operations and ability to make cash distributions to our unitholders. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

We depend on Williams Partners and Anadarko for a significant portion of our revenue. The loss of our business with Williams Partners or Anadarko or the inability or failure of Williams Partners or Anadarko to meet their payment obligations may adversely affect our financial results.

During the years ended December 31, 2017, 2016 and 2015, Williams Partners accounted for 16%, 17% and 16%, respectively, of our revenue. During each of the years ended December 31, 2017, 2016 and 2015, Anadarko accounted for 10% of our revenue. There is no guarantee that, upon the expiration of our existing services agreements with Williams Partners or Anadarko, Williams Partners will choose to renew or Anadarko will choose to renew these existing services agreements or enter into similar agreements with us. The loss of business with Williams Partners or Anadarko, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Williams Partners or Anadarko to meet their payment obligations under contractual arrangements, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

The loss of any of our most significant customers would result in a decline in our revenue and cash available to pay distributions to our common unitholders.

Our five most significant customers collectively accounted for approximately 37% and 41% of our revenue for each of the years ended December 31, 2017 and 2016, respectively. Our services are provided to these customers pursuant to contract compression services agreements, which typically have an initial term of twelve-months and continue thereafter until terminated by either party with 30 days’ advance notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations, financial condition, and our ability to make cash distributions to our unitholders.

Many of our contract operations services contracts have short initial terms and are cancelable on short notice after the initial term, and we cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewals, or renewals at reduced rates or the loss of contracts with any significant customer could adversely impact our results of operations and cash available for distribution.

The length of our contract operations services contracts with customers varies based on operating conditions and customer needs. Our initial contract terms typically are not long enough to enable us to recoup the cost of acquiring the equipment we use to provide contract operations services, and these contracts are typically cancelable on short notice after the initial term. We cannot be sure that a substantial number of these contracts will be extended or renewed by our customers or that any of our customers will continue to contract with us. The inability to negotiate extensions or renew a substantial portion of our contract operations services contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with our customers or the loss of all or a significant portion of our services contracts with any significant customer could lead to a reduction in revenue and net income and could require us to record additional asset impairments. This could have a material adverse effect upon our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Our inability to fund purchases of additional compression equipment could adversely impact our results of operations and cash available for distribution.

We may not be able to maintain or grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our Credit Facility may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Additionally, pursuant to our Partnership Agreement, we intend to distribute all of our “available cash,” as defined in our Partnership Agreement, to our unitholders on a quarterly basis. Therefore, a significant portion of our cash flow from operations will be used to fund such distributions. As a result, we intend to fund our growth capital expenditures and acquisitions with external sources of capital including additional borrowings under our Credit Facility and/or public or private offerings of equity or debt. Our ability to grow our asset and customer base could be impacted by any limits on our ability to access equity and debt capital.

We may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require.

Historically, we have financed acquisitions, operating expenditures and capital expenditures with a combination of cash provided by operating and financing activities. However, to the extent we are unable to finance our operating expenditures, capital expenditures, scheduled interest and debt repayments and future cash distributions with net cash provided by operating activities and borrowings under our Credit Facility, we may require additional capital. Periods of instability in the capital and credit markets (both generally and in the oil and gas industry in particular) could limit our ability to access these markets to raise debt or equity capital on affordable terms or to obtain additional financing. Among other things, our lenders may seek to increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity at favorable terms or at all and may reduce or cease to provide funding to us. If we are unable to access the capital and credit markets on favorable terms, or if we are not successful in raising capital within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition and could limit our ability to make cash distributions to our unitholders at our current distribution rate.

If we do not make acquisitions on economically acceptable terms, our future growth and our ability to maintain distributions to our unitholders could be limited.

Our ability to grow depends, in part, on our ability to make accretive acquisitions. If we are unable to make accretive acquisitions either because we are (i) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them, (ii) unable to obtain financing for these acquisitions on economically acceptable terms or (iii) outbid by competitors, then our future growth and ability to maintain distributions could be limited. Furthermore, even if we make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.

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

Pursuant to the Omnibus Agreement, Archrock provides us with all administrative and operational services, including all operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning system, training, executive, sales, business development and engineering services necessary to run our business. Our operational success and ability to execute our growth strategy depends significantly upon Archrock’s satisfactory operation of our assets and performance of these services. Our reliance on Archrock as an operator of our assets and our resulting limited ability to control certain costs could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Following the closing of the Spin-off, certain of Archrock’s fabrication operations, logistical capabilities, geographic scope and operational efficiencies were contributed to Exterran Corporation, and certain of Archrock’s key personnel became employees of Exterran Corporation. As a result, Archrock is a smaller and less diversified company with more limited financial resources and operational capabilities, and Archrock may be unable or unwilling to provide us with certain financial and operational support that it was able or willing to provide to us prior to the Spin-off. Archrock’s status as a smaller company and loss of these capabilities and key personnel could have a material adverse effect upon our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

We depend on particular suppliers and are vulnerable to product shortages and price increases. With respect to our suppliers of newly-fabricated compression equipment specifically, we occasionally experience long lead times, and therefore may at times make purchases in anticipation of future business. If we are unable to purchase compression equipment (or other integral equipment, materials and services) from third party suppliers, we may be unable to retain existing customers or compete for new customers, which could have a material adverse effect on our business, results of operations and financial condition.

Some equipment, materials and services used in our business are obtained from a single source or a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior quality and a potential inability to obtain an adequate supply of such equipment, materials and services in a timely manner. Additionally, we occasionally experience long lead times from our suppliers of newly-fabricated compression equipment and may at times make purchases in anticipation of future business. We do not have long-term contracts with some of these suppliers, and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of such equipment, materials and services could have a negative impact on our results of operations.

If we are unable to purchase compression equipment in particular on a timely basis to meet the demands of our customers, our existing customers may terminate their contractual relationships with us, or we may not be able to compete for business from new or existing customers, which, in each case, could have a material adverse effect on our business, results of operations and financial condition.

Because we own a larger portion of our and Archrock’s combined pool of idle compression equipment than in prior years, we expect that our maintenance capital expenditures will increase, which could reduce the amount of cash available for distribution.

Archrock manages its and our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. Given that the majority of the idle compression equipment has historically been held by Archrock, much of the idle compression equipment required for these contract operations services opportunities has been held by Archrock. Under the Omnibus Agreement, the owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer and then has generally leased the equipment to the recipient of the equipment or exchanged the equipment for other equipment of the recipient. Since Archrock has historically owned the majority of such equipment, Archrock has generally had to bear a larger portion of the maintenance capital expenditures associated with making transferred equipment ready for service. For equipment that is then leased to the recipient, the maintenance capital cost is a component of the lease rate that is paid under the lease. Because we currently own 56% of our and Archrock’s combined pool of idle compression equipment by horsepower, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures will increase, which could reduce our cash available for distribution.

A substantial portion of our cash flow must be used to service our debt obligations, and future interest rate increases could reduce the amount of our cash available for distribution.

At December 31, 2017, we had $1.4 billion in outstanding debt obligations, net of unamortized debt discounts and unamortized deferred financing costs, consisting of $342.6 million outstanding under our 6% senior notes due October 2022, $344.1 million outstanding under our 6% senior notes due April 2021 and $674.3 million outstanding under our Credit Facility. Our Credit Facility requires that we make mandatory prepayments of the term loan with the net cash proceeds of certain asset transfers. Borrowings under our Credit Facility bear interest at floating rates. We have effectively fixed a portion of the floating rate debt through the use of interest rate swaps; however, changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. As of December 31, 2017, after taking into consideration interest rate swaps, we had $174.3 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2017 would result in an annual increase in our interest expense of $1.7 million. Any such increase in our interest expense could reduce the amount of cash we have available for distribution.

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

Our business is highly competitive and there are low barriers to entry. Our competitors may be able to adapt more quickly to technological changes within our industry and changes in economic and market conditions, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may not be able to compete effectively.

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

Archrock continues to own and operate a contract operations business, competition from which could adversely impact our results of operations and cash available for distribution.

Archrock and its affiliates, other than us, are prohibited from competing directly or indirectly with us with respect to certain of our existing customers and certain locations where we currently conduct business, and with respect to any new contract compression services customer that approaches either Archrock or ourselves, until the earlier of December 31, 2018, a change of control of Archrock or our General Partner, or the removal or withdrawal of our General Partner. Otherwise, Archrock is not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Archrock continues to own and operate a contract operations business, including natural gas compression, and continues to engage in aftermarket services activities. Archrock is an established participant in the contract operations business and has significant resources, including idle compression equipment, operating personnel, vendor relationships and experience, which factors may make it challenging for us to compete with it with respect to commercial activities as well as for acquisition opportunities. As a result, competition from Archrock could adversely impact our results of operations and cash available for distribution.

Our ability to manage and grow our business effectively may be adversely affected if Archrock loses management or operational personnel.

Our officers are also officers or employees of Archrock. Additionally, we do not have any of our own employees, but rather rely on Archrock’s employees to operate our business and, following the closing of the Spin-off, certain of Archrock’s key personnel became employees of Exterran Corporation. We believe that Archrock’s ability to hire, train and retain qualified personnel will continue to be challenging and important as we grow. The supply of experienced operational and field personnel, in particular, decreases as other energy companies’ needs for the same personnel increase. Our ability to grow and to continue our current level of service to our customers will be adversely impacted if Archrock is unable to successfully hire, train and retain these important personnel.

Our operations entail inherent risks that may result in substantial liability. We do not insure against all potential losses and could be seriously harmed by unexpected liabilities.

Our operations entail inherent risks including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. Archrock insures our property and operations against many of these risks; however, the insurance it carries may not be adequate to cover our claims or losses. In addition, Archrock is substantially self-insured for workers’ compensation, employer’s liability, property, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles it absorbs under its insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations, financial condition and ability to make cash distributions to our unitholders could be negatively impacted.

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

From time to time, we are subject to various claims, tax audits, litigation and other proceedings that could ultimately be resolved against us, requiring material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, tax audits, litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows, including our ability to make cash distributions to our unitholders. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 (“Legal Proceedings”) and also Note 15 (“Commitments and Contingencies”) to our Financial Statements for additional information regarding certain legal proceedings to which we are a party.

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

For example, at the U.S. federal level, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act and proposed regulations under the CWA governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. On March 26, 2015, the BLM released a final rule that updates existing regulation of hydraulic fracturing activities on U.S. federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water. The final rule never went into effect due to pending litigation and on December 28, 2017, the BLM announced that it had rescinded the 2015 final rule, in part citing a review that found that 32 of the 32 states with federal oil and gas leases have regulations that already address hydraulic fracturing.

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

On June 3, 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not currently covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. In June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and reevaluate the entirety of the 2016 standards, but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. It is anticipated that the EPA will attempt to make additional deregulatory changes to the NSPS going forward. At this time, we do not believe the rule will have a material adverse impact on our business, financial condition, results of operations or cash flows.

On November 18, 2016, the BLM published final rules to reduce venting and flaring on federal and tribal lands. The rules required leak detection inspections at compressor stations and imposed requirements to reduce emissions from pneumatic controllers and pumps, among other things. On December 8, 2017, the BLM, to avoid imposing compliance costs on operators for requirements that may be rescinded or significantly revised in the near future, issued a temporary suspension or delay of certain requirements of those rules to give themselves sufficient time to review and consider revising or rescinding its requirements. Both the requirements in the rule that had yet to be implemented and certain requirements of the rule that were in effect at the time were postponed and suspended until January 17, 2019. The rule could have required us to incur material costs to comply. It is unclear at this time whether any additional changes to the rule will change the cost to us.

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a reduction from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015. During 2017, the states began submitting updated lists of likely attainment/non-attainment regions under the revised ozone standard utilizing air quality data collected between 2014 and 2016. In November 2017, the EPA proposed its attainment/non-attainment designations based on the states’ submissions, but notified the states in December 2017 that it will postpone finalizing those designations until the Spring of 2018 pending any additional public comment period and any air quality data from 2017 the states may wish to submit. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant.

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

Finally, on June 3, 2016, the EPA issued final rules under the CAA regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, such as compressor stations, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require the installation of costly pollution control equipment. At this time, however, we cannot predict whether any such rules will require us to incur material costs.

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

The U.S. Congress has previously considered legislation to restrict or regulate emissions of greenhouse gases, such as carbon dioxide and methane. It presently appears unlikely that comprehensive federal climate legislation will become law in the near future, although energy legislation and other initiatives continue to be proposed that may be relevant to greenhouse gas emissions issues. Almost half of the states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, primarily through the planned development of emission inventories or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date been focused on large sources of greenhouse gas emissions, such as electric power plants, it is possible that smaller sources such as our gas-fired compressors could become subject to greenhouse gas-related regulation. Depending on the particular program, we could be required to control emissions or to purchase and surrender allowances for greenhouse gas emissions resulting from our operations.

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2017.

In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs.

At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in the Paris Agreement that requires member countries to review and ‘‘represent a progression’’ in their intended nationally determined contributions, and set greenhouse gas emission reduction goals every five years beginning in 2020. The Paris Agreement entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their greenhouse gas emissions, it does include pledges from the participating nations to voluntarily limit or reduce future emissions. In June 2017, President Trump stated that the United States intends to withdraw from the Paris Agreement, but may enter into a future international agreement related to greenhouse gases on different terms. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

Although it is not currently possible to predict how any proposed or future greenhouse gas legislation or regulation promulgated by Congress, the states or multi-state regions will impact our business, any regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, results of operations and ability to make cash distributions to our unitholders.

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

•	Archrock’s contract operations services business may compete with us for idle compression equipment and Archrock is under no obligation to offer equipment to us for purchase or use;

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

•
provides that our General Partner will not have any liability to us or our unitholders for decisions made in its capacity as the sole general partner so long as it acted in good faith, meaning it believed the decision was in the best interests of our partnership;

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

Unitholders are unable to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units voting together as a single class is required to remove our General Partner. As of December 31, 2017, our General Partner and its affiliates owned 41% of our aggregate outstanding common units.

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

At December 31, 2017, Archrock and its affiliates held 29,064,637 common units. The sale of these common units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our General Partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. At December 31, 2017, our General Partner and its affiliates owned 41% of our aggregate outstanding common units.

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

Tax Risks to Common Unitholders

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act that significantly reforms the Code. The TCJA, among other things, contains significant changes to the determination of taxable income for partnerships, including a partial limitation on the deductibility of business interest expense, immediate deductions for certain new investments instead of deductions for depreciation expense over time, the cessation of like-kind exchange treatment for exchanges of tangible personal property, the cessation of technical terminations and the modification or repeal of many business deductions and credits. We continue to examine the impact of this tax reform legislation, as its overall impact is uncertain.

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. We could lose our status as a partnership for a number of reasons, including not having enough “qualifying income.” If the IRS were to treat us as a corporation for U.S. federal income tax purposes, our cash available for distribution would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. The IRS has made no determination on our partnership status.

Despite the fact that we are a limited partnership under Delaware law, a publicly-traded partnership such as us will be treated as a corporation for U.S. federal income tax purposes unless 90% or more of its gross income from its business activities is “qualifying income” under Section 7704(d) of the Code. “Qualifying income” includes income and gains derived from the exploration, development, production, processing, transportation, storage and marketing of natural gas and natural gas products or other passive types of income such as interest and dividends. Although we do not believe, based upon our current operations, that we are treated as a corporation, we could be treated as a corporation for U.S. federal income tax purposes or otherwise subject to taxation as an entity if our gross income is not properly classified as qualifying income, there is a change in our business or there is a change in current law.

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

The tax treatment of publicly-traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly-traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly-traded partnerships. Although there is no current legislative proposal, and one was not included in the TCJA, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

We have requested and obtained favorable private letter rulings from the IRS with respect to the characterization of certain of our income as “qualifying income.” In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations were effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes. However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly-traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such legislative changes could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity if our gross income is not properly classified as qualifying income and could negatively impact the value of an investment in our common units. If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate rate. Further, distributions to unitholders would generally be taxed as corporate distributions and no income, gains, losses or deductions would flow through to our unitholders. Therefore, treatment of us as a corporation would result in a material reduction in the distributions and after-tax return to the unitholders, which would cause a substantial reduction in the value of our common units. Our Partnership Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to additional entity-level taxation, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

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

If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely affected and the costs of any IRS contest will reduce our cash available for distribution. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution.

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

The treatment of the new qualified business income deduction to our unitholders could be subject to differing interpretations or potential legislative, judicial or administrative changes, possibly applied on a retroactive basis.

The TCJA generally provides for a 20% deduction against “qualified business income” for taxable years beginning after December 31, 2017. Qualified business income may include a unitholder’s share of our income, gain, deduction and loss as well as certain gains recognized from the disposition of interest in us that are otherwise treated as ordinary income. Uncertainties in the interpretation of this new provision or future modifications by administrative, legislative or judicial changes could impact the applicability of this provision to our unitholders. Unitholders should consult their tax advisors when applying this new provision to their U.S. federal income tax computations.

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

In response to current market conditions, we may engage in transactions to de-lever the Partnership and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, unitholders may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases or modifications of our existing debt could result in “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

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

A substantial portion of the amount realized from the sale of units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. Thus, unitholders may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of units is less than the unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its units, the unitholder may recognize ordinary income from our allocations of income and gain prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and IRAs, and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Tax-exempt entities and non-U.S. persons should consult their tax advisors before investing in our common units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of our General Partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, the unitholder may no longer be treated as a partner for tax purposes with respect to those units and may recognize gain or loss from such disposition during the period of the loan. Moreover, during the period of such a loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder for those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We have adopted certain valuation methodologies in determining unitholders’ allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations, and such a challenge could adversely affect the value of our common units.

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

Unitholders may become subject to international, state and local taxes and return filing requirements in jurisdictions where we operate, own or acquire property.

In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, including international, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own or acquire property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file international, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, they may be subject to penalties for failure to comply with those requirements. We conduct business and/or own assets in the states of Alabama, Arkansas, California, Colorado, Illinois, Indiana, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Mexico, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, West Virginia and Wyoming. Each of these states, other than Tennessee, Texas and Wyoming, currently imposes a personal income tax on individuals. A majority of these states impose an income tax on corporations and other entities that may be unitholders. As we make acquisitions or expand our business, we may conduct business or own assets in additional states that impose a personal income tax or that impose entity level taxes to which certain unitholders could be subject. It is each unitholder’s responsibility to file all applicable U.S. federal, international, state and local tax returns.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 9807 Katy Freeway, Suite 100, Houston, Texas 77024, and our telephone number is 281-836-8000. We do not own or lease any material facilities or properties. Pursuant to our Omnibus Agreement, we reimburse Archrock for the cost of our pro rata portion of the properties we utilize in connection with our business.

Item 3. Legal Proceedings

See Note 15 (“Commitments and Contingencies”) to our Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 3.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common units trade on the NASDAQ Global Select Market under the symbol “APLP.” On February 15, 2018, the closing price of a common unit was $13.03. At the close of business on February 15, 2018 we had approximately 19 registered common unitholders. The actual number of common unitholders is greater than this number of registered holders and includes common unitholders who are beneficial owners but whose common units are held in street name by banks, brokers and other nominees.

The following table sets forth the range of high and low sale prices for our common units and cash distributions declared per common unit for the periods indicated.

	Price Range
	High	Low
Year Ended December 31, 2016
First Quarter	$13.12	$5.36
Second Quarter	16.00	9.61
Third Quarter	15.64	12.79
Fourth Quarter	17.47	13.43
Year Ended December 31, 2017
First Quarter	$18.55	$15.66
Second Quarter	17.14	12.56
Third Quarter	15.64	12.69
Fourth Quarter	14.60	10.58

For disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters”) of this 2017 Form 10-K.

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

In order to continue to pay cash distributions at the current rate, we will require available cash of approximately $20.5 million per quarter based on the number of common and general partner units outstanding on December 31, 2017.

The following table summarizes our cash distributions declared and paid for 2017 and 2016:

Period Covering	Payment Date	Distribution per Common Unit	Total Distribution (in thousands) (1)
1/1/2016 — 3/31/2016	May 13, 2016	$0.2850	$17,513
4/1/2016 — 6/30/2016	August 15, 2016	0.2850	17,513
7/1/2016 — 9/30/2016	November 14, 2016	0.2850	17,513
10/1/2016 — 12/31/2016	February 14, 2017	0.2850	19,107
1/1/2017 — 3/31/2017	May 15, 2017	0.2850	19,124
4/1/2017 — 6/30/2017	August 14, 2017	0.2850	20,459
7/1/2017 — 9/30/2017	November 14, 2017	0.2850	20,459
10/01/2017 — 12/31/2017	February 13, 2018	0.2850	20,455
——————

(1)	Cash distributions for each quarter are declared and paid in the following calendar quarter.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchase of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2017:

Period	Total Number of Units Repurchased(1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number of Units yet to be Purchased Under the Publicly-Announced Plans or Programs
October 1, 2017- October 31, 2017	—	$—	N/A	N/A
November 1, 2017 - November 30, 2017	—	—	N/A	N/A
December 1, 2017 - December 31, 2017	3,837	11.68	N/A	N/A
Total	3,837	$11.68	N/A	N/A
——————

(1)	Represents units withheld to satisfy employees’ tax withholding obligations in connection with vesting of phantom units during the period.

Item 6. Selected Financial Data

The table below shows selected financial data for the Partnership for each of the five years in the period ended December 31, 2017, which has been derived from our audited Financial Statements. The following information should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements contained in this 2017 Form 10-K (in thousands, except per unit data).

	2017	2016 (1)(2)	2015 (1)	2014 (3)	2013 (1)
Statement of Operations Data:
Revenue	$557,503	$562,360	$656,808	$581,036	$466,193
Gross margin(4)	328,148	352,949	398,316	342,998	264,148
Selling, general and administrative — affiliates	82,035	79,717	85,586	80,521	61,971
Depreciation and amortization	143,848	153,741	155,786	128,196	103,711
Long-lived asset impairment (5)	19,106	46,258	38,987	12,810	5,350
Restructuring charges (6)	—	7,309	—	702	—
Goodwill impairment (7)	—	—	127,757	—	—
Interest expense	84,291	77,863	74,581	57,811	37,068
Debt extinguishment costs (8)	291	—	—	—	—
Other income, net	(4,384)	(2,594)	(1,391)	(74)	(9,481)
Provision for income taxes	3,382	1,412	1,035	1,313	1,506
Net income (loss)	$(421)	$(10,757)	$(84,025)	$61,719	$64,023
Income (loss) per common unit:
Basic and diluted	$(0.01)	$(0.18)	$(1.71)	$0.89	$1.18
Weighted average common units outstanding:
Basic	67,237	60,450	58,539	54,107	47,651
Diluted	67,237	60,450	58,539	54,109	47,667
Distributions declared and paid per common unit	$1.1400	$1.4275	$2.2600	$2.1650	$2.0800
Other Financial Data:
Distributable cash flow (4)	$137,139	$175,696	$190,690	$177,628	$152,976
Cash capital expenditures:
Growth (9)	149,048	38,445	177,373	258,636	126,635
Maintenance (10)	30,271	23,900	51,829	45,316	41,401
Balance Sheet Data:
Cash	$8,078	$217	$472	$295	$182
Working capital (11)	30,925	39,216	55,928	60,256	46,802
Total assets	1,930,202	1,903,374	1,994,653	1,995,713	1,359,460
Long-term debt	1,361,053	1,342,724	1,410,382	1,286,564	749,352
Partners’ capital	514,740	522,173	547,996	683,341	591,755
——————

(1)
In November 2016, April 2015, March 2013, and March 2012, we acquired from Archrock contract operations customer service agreements and a fleet of compressor units used to provide compression services under those agreements. An acquisition of a business from an entity under common control is generally accounted for in accordance with GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect of these acquisitions was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisitions beginning on the date of each acquisition. See Note 3 (“Business Acquisitions”) to our Financial Statements for further discussion on these acquisitions.

(2)
In March 2016, we completed the March 2016 Acquisition, whereby we completed an acquisition of contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The results of operations attributable to the assets acquired in the March 2016 Acquisition have been included in our consolidated financial statements since the date of acquisition. See Note 3 (“Business Acquisitions”) to our Financial Statements for further discussion on these acquisitions.

(3)
In April and August 2014, we completed acquisitions of natural gas compression assets, including compressor units, from MidCon, L.L.C., which on a combined basis included a fleet of 499 compressor units, comprising approximately 554,000 horsepower. The results of operations attributable to the assets acquired in these acquisitions have been included in our consolidated financial statements since the date of acquisition.

(4)	Gross margin and distributable cash flow are non-GAAP financial measures. They are defined, reconciled to net income (loss) and discussed further in “Non-GAAP Financial Measures” below.

(5)	For a discussion of long-lived asset impairments see Note 12 (“Long-Lived Asset Impairment”) to our Financial Statements.

(6)	For a discussion of restructuring charges see Note 13 (“Restructuring Charges”) to our Financial Statements.

(7)	For a discussion of goodwill impairment see Note 1 (“Organization and Summary of Significant Accounting Policies”) to our Financial Statements.

(8)	For a discussion of debt extinguishment costs see Note 7 (“Long-Term Debt”) to our Financial Statements.

(9)
Growth capital expenditures are made to expand or to replace partially or fully depreciated assets or to expand the operating capacity or revenue of existing or new assets through construction, acquisition or modification. Substantially all of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor unit is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications that it previously was not suited for.

(10)
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

(11)	Working capital is defined as current assets minus current liabilities.

Non-GAAP Financial Measures

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include the non-GAAP financial measures of gross margin and distributable cash flow.
Gross Margin
We define gross margin as total revenue less cost of sales (excluding depreciation and amortization). Gross margin is included as a supplemental disclosure because it is a primary measure used by our management to evaluate the results of revenue and cost of sales (excluding depreciation and amortization), which are key components of our operations. We believe gross margin is important because it focuses on the current operating performance of our operations and excludes the impact of the prior historical costs of the assets acquired or constructed that are utilized in those operations, the indirect costs associated with our SG&A activities, the impact of our financing methods and income taxes. Depreciation and amortization may not accurately reflect the costs required to maintain and replenish the operational usage of our assets and therefore may not portray the costs of current operating activity. As an indicator of our operating performance, gross margin should not be considered an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Our gross margin may not be comparable to a similarly titled measure of another company because other entities may not calculate gross margin in the same manner.

Gross margin has certain material limitations associated with its use as compared to net income (loss). These limitations are primarily due to the exclusion of interest expense, depreciation and amortization, SG&A, impairment charges, restructuring charges, debt extinguishment costs, provision for (benefit from) income taxes and other (income) loss, net. Because we intend to finance a portion of our operations through borrowings, interest expense is a necessary element of our costs and our ability to generate revenue. Additionally, because we use capital assets, depreciation expense is a necessary element of our costs and our ability to generate revenue and SG&A expense is necessary to support our operations and required partnership activities. To compensate for these limitations, management uses this non-GAAP measure as a supplemental measure to other GAAP results to provide a more complete understanding of our performance.

The following table reconciles net loss to gross margin (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net loss	$(421)	$(10,757)	$(84,025)	$61,719	$64,023
Selling, general and administrative — affiliates	82,035	79,717	85,586	80,521	61,971
Depreciation and amortization	143,848	153,741	155,786	128,196	103,711
Long-lived asset impairment	19,106	46,258	38,987	12,810	5,350
Restructuring charges	—	7,309	—	702	—
Goodwill impairment	—	—	127,757	—	—
Interest expense	84,291	77,863	74,581	57,811	37,068
Debt extinguishment costs	291	—	—	—	—
Other income, net	(4,384)	(2,594)	(1,391)	(74)	(9,481)
Provision for income taxes	3,382	1,412	1,035	1,313	1,506
Gross margin	$328,148	$352,949	$398,316	$342,998	$264,148

Distributable Cash Flow
We define distributable cash flow as net income (loss) (a) plus depreciation and amortization, impairment charges, restructuring charges, non-cash SG&A costs, interest expense, expensed acquisition costs and debt extinguishment costs, (b) less cash interest expense (excluding amortization of deferred financing fees, amortization of debt discount and non-cash transactions related to interest rate swaps) and maintenance capital expenditures and (c) excluding gains or losses on asset sales and other items. Distributable cash flow is a supplemental financial measure that management and, we believe, external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess our operating performance as compared to other publicly-traded partnerships without regard to historical cost basis. We also believe distributable cash flow is an important liquidity measure because it allows management and external users of our financial statements the ability to compute the ratio of distributable cash flow to the cash distributions declared to all unitholders, including incentive distribution rights, to determine the rate at which the distributable cash flow covers the distribution. Our distributable cash flow may not be comparable to a similarly titled measure of another company because other entities may not calculate distributable cash flow in the same manner.

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

The following table reconciles our net income (loss) to distributable cash flow (in thousands, except ratios):

	Year Ended December 31,
	2017	2016	2015	2014		2013
Net loss	$(421)	$(10,757)	$(84,025)	$61,719		$64,023
Depreciation and amortization	143,848	153,741	155,786	128,196		103,711
Long-lived asset impairment	19,106	46,258	38,987	12,810		5,350
Restructuring charges	—	7,309	—	702		—
Goodwill impairment	—	—	127,757	—		—
Cap on operating and SG&A costs provided by Archrock	—	—	—	13,850		25,180
Non-cash SG&A — affiliates	1,062	1,203	1,059	1,376		1,174
Interest expense	84,291	77,863	74,581	57,811		37,068
Expensed acquisition costs	—	523	302	2,471		821
Debt extinguishment costs	291	—	—	—		—
Less: Gain on sale of property, plant and equipment	(4,262)	(3,585)	(1,747)	(2,466)		(10,140)
Less: Loss on non-cash consideration in March 2016 Acquisition	—	635	—	—		—
Less: Cash interest expense	(76,505)	(73,594)	(70,181)	(53,525)		(32,810)
Less: Maintenance capital expenditures	(30,271)	(23,900)	(51,829)	(45,316)		(41,401)
Distributable cash flow	$137,139	$175,696	$190,690	$177,628		$152,976

Distributions declared to all unitholders for the period	$80,497	$71,647	$154,349	$136,829		$112,705
Distributable cash flow coverage(1)	1.70x	2.45x	1.24x	1.30	x	1.36	x
Distributable cash flow coverage (without the benefit of the cost caps)(2)	1.70x	2.45x	1.24x	1.20	x	1.13	x
——————

(1)	Defined as distributable cash flow for the period divided by distributions declared to all unitholders for the period.

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

The following table reconciles our net cash provided by operating activities to distributable cash flow (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net cash provided by operating activities	$179,333	$213,029	$241,166	$185,764	$158,286
(Provision for) benefit from doubtful accounts	(4,104)	(2,672)	(2,255)	(1,060)	25
Restructuring charges	—	7,309	—	702	—
Cap on operating and SG&A costs provided by Archrock	—	—	—	13,850	25,180
Expensed acquisition costs	—	523	302	2,471	821
Deferred income tax (provision) benefit	(3,384)	(1,444)	160	(1,402)	(356)
Payments for settlement of interest rate swaps that include financing elements	(1,785)	(3,058)	(3,728)	(3,793)	(2,207)
Maintenance capital expenditures	(30,271)	(23,900)	(51,829)	(45,316)	(41,401)
Changes in assets and liabilities	(2,650)	(14,091)	6,874	26,412	12,628
Distributable cash flow	$137,139	$175,696	$190,690	$177,628	$152,976

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this 2017 Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See Part I (“Disclosure Regarding Forward-Looking Statements”) and Part I, Item 1A (“Risk Factors”) in this 2017 Form 10-K.

Overview

We are a Delaware limited partnership formed in June 2006 and are the U.S. market leader in the full-service natural gas compression business. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment. We monitor our customers’ compression services requirements over time and, as necessary, modify the level of services and related equipment we employ to address changing operating conditions. We operate in one segment.

Recent Business Developments

Proposed Merger

On January 1, 2018, we entered into the Merger Agreement pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as an indirect wholly owned subsidiary of Archrock. Under the terms of the Proposed Merger Agreement, at the effective time of the Proposed Merger, each of our common units not owned by Archrock will be converted into the right to receive 1.40 shares of Archrock common stock and all of the Partnership’s incentive distribution rights, which are owned indirectly by Archrock, will be canceled and will cease to exist.

Completion of the Proposed Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding common units of the Partnership; (ii) approval of the Archrock Share Issuance by a majority of the shares of Archrock common stock present in person or represented by proxy at the special meeting of Archrock stockholders; (iii) expiration or termination of applicable waiting periods under the HSR Act (early termination of the waiting period under the HSR Act was granted on February 9, 2018); (iv) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (v) the effectiveness of a registration statement on Form S-4 relating to the Archrock Share Issuance; (vi) approval for listing on the New York Stock Exchange of the shares of Archrock common stock issuable pursuant to the Archrock Share Issuance; (vii) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (viii) compliance by the other party in all material respects with its covenants.

As a result of the completion of the Proposed Merger, our common units will no longer be publicly traded. All of our outstanding debt is expected to remain outstanding. We and Archrock expect to issue, to the extent not already in place, guarantees of the indebtedness of Archrock and the Partnership. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by our unitholders and approval of the issuance of Archrock common stock in connection with the Proposed Merger by Archrock stockholders, the Proposed Merger is expected to close in the second quarter of 2018.

See Note 1 (“Organization and Summary of Significant Accounting Policies”) and Note 17 (“Proposed Merger”) to our Financial Statements for details of the Proposed Merger.

Acquisitions

In November 2016, we completed the November 2016 Contract Operations Acquisition whereby we acquired from Archrock contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then-available horsepower) of the combined U.S. contract operations business of Archrock and us. Total consideration for the transaction was $85.0 million, excluding transaction costs.

In March 2016, we completed the March 2016 Acquisition whereby we acquired contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements, comprising approximately 23,000 horsepower, for a purchase price of $18.8 million.

In April 2015, we completed the April 2015 Contract Operations Acquisition whereby we acquired from Archrock contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (of then-available horsepower) of the combined contract operations business of Archrock and us. The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Archrock to us. Total consideration for the transaction was $102.3 million, excluding transaction costs.

See Note 3 (“Business Acquisitions”) to our Financial Statements for further details of these acquisitions.

Trends and Outlook

Our business environment and corresponding operating results are affected by the level of energy industry spending for the exploration, development and production of oil and natural gas reserves in the U.S. Spending by oil and natural gas exploration and production companies is dependent upon these companies’ forecasts regarding the expected future supply, demand and pricing of oil and natural gas products as well as their estimates of risk-adjusted costs to find, develop and produce reserves. For example, oil and natural gas exploration and development activity and the number of well completions typically decline when there is a significant reduction in oil and natural gas prices or significant instability in energy markets. Our revenue, earnings and financial position are affected by, among other things, market conditions that impact demand and pricing for natural gas compression, our customers’ decisions between using our services or our competitors’ services, our customers’ decisions regarding whether to own and operate the equipment themselves and the timing and consummation of any acquisition of additional contract operations customer service agreements and equipment from third parties. Although our contract operations business is typically less impacted by commodity prices than certain other oil and natural gas service providers, changes in oil and natural gas exploration and production spending normally result in changes in demand for our services.

Natural gas consumption in the U.S. for the twelve months ended November 30, 2017 remained flat at 27,003 Bcf compared to 27,206 Bcf for the twelve months ended November 30, 2016. The EIA forecasts that total U.S. natural gas consumption will increase 5% in 2018 compared to 2017. The EIA estimates that the U.S. natural gas consumption level will be approximately 32 Tcf in 2040, or 18% of the projected worldwide total of approximately 177 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended November 30, 2017 remained flat at 28,559 Bcf compared to 28,558 Bcf for the twelve months ended November 30, 2016. The EIA forecasts that total U.S. natural gas marketed production will increase 10% in 2018 compared to 2017. The EIA estimates that the U.S. natural gas production level will be approximately 38 Tcf in 2040, or 21% of the projected worldwide total of approximately 177 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. For example, the average price for natural gas (per MMBtu), based on daily Henry Hub spot prices, in 2017 was 19% higher than the average price in 2016, despite the spot price at December 29, 2017 being 1% lower than the spot price at December 30, 2016. The U.S. natural gas liquid composite price was 21% higher in November 2017 than in December 2016, and the average price, based on monthly pricing, in 2017 was 36% higher than the average price in 2016. The West Texas Intermediate crude oil spot price was 12% higher at December 29, 2017 than at December 30, 2016, and the average crude oil price, based on daily spot prices, in 2017 was 17% higher than the average price in 2016.

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

Increased stability of oil and natural gas prices in the second half of 2016 and throughout 2017, compared to the declines experienced in 2015 and the first half of 2016, contributed to increased new orders for our compression services in 2017 compared to 2016. Average operating horsepower increased 2% in 2017 compared to the decline of 8% that we experienced in 2016. Although new orders for compression services were strong in 2017, given the operating horsepower declines and pricing pressure experienced in 2016, our 2017 revenue declined by 1% compared to 2016. Additionally, we invested more capital in new fleet units in 2017 than we did in 2016 to take advantage of improved market conditions during 2017.

According to Barclays 2018 Global E&P Spending Outlook, North America upstream spending is expected to increase by 21% in 2018. Due to this forecasted increase in customer spending in 2018, the significant increase in new orders for compression services in 2017 and our increased investment in new fleet units in 2017, we anticipate an increase in operating horsepower during 2018 compared to 2017 as well as increased revenue.

According to Drillinginfo, natural gas production is expected to increase approximately 18% through 2022, with further increases anticipated beyond then. We believe that significantly improved quantities, accessibility and price stability of natural gas in the U.S. will continue to drive higher levels of demand for liquid natural gas export, pipeline exports to Mexico, power generation and use as a petrochemical feedstock, which will in turn lead to a significant increase in demand for compression services.

Certain Key Challenges and Uncertainties

In addition to general market conditions in the oil and natural gas industry and competition in the natural gas compression industry, we believe the following represent some of the key challenges and uncertainties we will face in the future.

Capital Requirements and the Availability of External Sources of Capital. We anticipate investing more capital, particularly in new fleet units, in 2018 than we did in 2017 to take advantage of expected continued favorable market conditions during 2018. In order to fund a significant portion of these capital expenditures, we expect to incur borrowings under our Credit Facility and we may issue additional debt or equity securities, as appropriate, given market conditions. We have a substantial amount of debt that could limit our ability to fund these capital expenditures. Current conditions could limit our ability to access these markets to raise capital on affordable terms in 2018 and beyond. If we are not successful in raising capital within the time period required or at all, we may not be able to fund these capital expenditures, which could impair our ability to grow or maintain our business.

Cost Management. In January 2016, we undertook a cost reduction program to reduce our on-going operating expenses in light of then current and expected activity levels. This cost reduction program helped to mitigate the impact of the overall decline in our business during 2016 and 2017. However, maintaining cost reductions continues to be challenging, and there is no guarantee that the results of our previous cost reduction program will continue to result in a reduction in our operating expenses. An improvement in market conditions and resulting demand for our services could also cause us to experience increased operating expenses as we hire and incur additional expenses needed to support the market demand.

Labor. We have no employees. Archrock provides all operational staff, corporate staff and support services necessary to run our business and therefore we depend on Archrock’s ability to hire, train and retain qualified personnel. Although Archrock has been able to satisfy personnel needs in these positions thus far, retaining employees in our industry is a challenge. Our ability to grow and to continue to make quarterly distributions will depend in part on Archrock’s success in hiring, training and retaining employees that provide service to us.

Later-Cycle Market Participant. Compression service providers have traditionally been a later-cycle participant as energy markets improve. As such, we anticipate that any significant increase in the demand for our contract operations services will generally lag an increase in drilling activity. Increased stability of oil and natural gas prices in 2017 contributed to increased new orders for our compression services in 2017 compared to 2016. Despite these new orders, operating horsepower declines and pricing pressure experienced in 2016 resulted in a decline in our revenue in 2017 compared to 2016. In addition, we invested more capital in new fleet units and incurred increased costs associated with the start-up of compressor units, which further decreased our gross margin in 2017 compared to 2016. Natural gas production is expected to increase approximately 18% through 2022 and we believe this production growth will lead to a significant increase in demand for compression services, though significant improvement in revenue and gross margin is expected to lag the demand increase for compression services by several quarters or more.

Operating Highlights

The following table summarizes our total available horsepower, total operating horsepower, average operating horsepower and horsepower utilization (in thousands, except percentages):

	Year Ended December 31,
	2017	2016	2015
Total Available Horsepower (at period end)(1)(2)	3,290	3,290	3,320
Total Operating Horsepower (at period end)(1)(3)	2,956	2,874	3,030
Average Operating Horsepower	2,883	2,836	3,087
Horsepower Utilization:
Spot (at period end)	90%	87%	91%
Average	88%	86%	93%
——————

(1)
Included compressor units comprising approximately 4,000, 1,000 and 17,000 horsepower leased from Archrock as of December 31, 2017, 2016 and 2015, respectively. Excluded compressor units comprising approximately 4,000, 6,000 and 12,000 horsepower leased to Archrock as of December 31, 2017, 2016 and 2015, respectively (see Note 4 (“Related Party Transactions”) to our Financial Statements).

(2)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(3)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Financial Results of Operations

Summary of Results

Net loss. We generated net loss of $0.4 million, $10.8 million and $84.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The decrease in net loss during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to decreases in long-lived asset impairment, depreciation and amortization and restructuring charges, partially offset by the decrease in gross margin and an increase in interest expense.

The decrease in net loss during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to goodwill impairment recorded during the year ended December 31, 2015 and a decrease in SG&A expense, partially offset by a decrease in gross margin, an increase in long-lived asset impairments and an increase in restructuring charges.

Distributable cash flow. Our distributable cash flow was $137.1 million, $175.7 million and $190.7 million and our distributable cash flow coverage (distributable cash flow for the period divided by distributions declared to all unitholders for the period) was 1.70x, 2.45x and 1.24x during the years ended December 31, 2017, 2016 and 2015, respectively.

The decrease in distributable cash flow during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the decrease in gross margin and increases in maintenance capital expenditures, cash interest expense and cash SG&A expense. The decrease in distributable cash flow coverage was driven by the decrease in distributable cash flow mentioned above and an increase in distributions declared to all unitholders during the year ended December 31, 2017 compared to the year ended December 31, 2016.

The decrease in distributable cash flow during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to a decrease in gross margin and an increase in cash interest expense, partially offset by a decrease in maintenance capital expenditures and cash SG&A expense. The increase in distributable cash flow coverage was primarily driven by a decrease in distributions declared to all unitholders during the year ended December 31, 2016 compared to the year ended December 31, 2015, partially offset by the decrease in distributable cash flow mentioned above.

For a reconciliation of distributable cash flow to net loss and net cash provided by operating activities, its most directly comparable financial measures calculated and presented in accordance with GAAP, see Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”).

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net loss (dollars in thousands):

	Year Ended December 31,
	2017	2016
Revenue	$557,503	$562,360
Gross margin(1)	328,148	352,949
Gross margin percentage(2)	59%	63%
Expenses:
Selling, general and administrative — affiliates	82,035	79,717
Depreciation and amortization	143,848	153,741
Long-lived asset impairment	19,106	46,258
Restructuring charges	—	7,309
Interest expense	84,291	77,863
Debt extinguishment costs	291	—
Other income, net	(4,384)	(2,594)
Provision for income taxes	3,382	1,412
Net loss	$(421)	$(10,757)
——————

(1)
For a reconciliation of gross margin to net loss, its most directly comparable financial measure calculated and presented in accordance with GAAP, see Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”).

(2)	Defined as gross margin divided by revenue.

Revenue. The decrease in revenue during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to lower rates and a decline in average operating horsepower (excluding the horsepower acquired in the November 2016 Contract Operations Acquisition) resulting from a decrease in customer demand due to 2016 market conditions, partially offset by a $26.7 million increase in revenue due to the November 2016 Contract Operations Acquisition.

Gross margin. The decrease in gross margin during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to the decrease in revenue mentioned above and an increase in cost of sales associated with the November 2016 Contract Operations Acquisition, the start-up of compressor units and increases in lube oil expense and other operating costs. The increase in cost of sales was partially offset by the decrease in costs associated with the decline in average operating horsepower mentioned above. Gross margin percentage decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to lower rates and the increase in cost of sales mentioned above.

Depreciation and amortization. The decrease in depreciation and amortization expense during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2016 and 2017, partially offset by an increase in depreciation expense associated with fixed asset additions including depreciation on compressor units acquired in connection with the November 2016 Contract Operations Acquisition.

Long-lived asset impairment. During the years ended December 31, 2017 and 2016, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 12 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review for the years ended December 31, 2017 and 2016 (dollars in thousands:

	Year Ended December 31,
	2017	2016
Idle compressor units retired from the active fleet	230	430
Horsepower of idle compressor units retired from the active fleet	71,000	155,000
Impairment recorded on idle compressor units retired from the active fleet	$17,959	$42,460
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$3,798

In addition to the impairment discussed above, $1.1 million of property, plant and equipment, including 5,000 horsepower of idle compressor units, was impaired during the year ended December 31, 2017 as the result of physical asset observations and other events that indicated the assets’ carrying values were not recoverable.

Restructuring charges. In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make ready demand in the U.S. market. The decrease in restructuring charges during the year ended December 31, 2017 compared to the year ended December 31, 2016 was due to the completion of Archrock’s cost reduction program in the fourth quarter of 2016. See Note 13 (“Restructuring and Other Charges”) to our Financial Statements for further discussion of these charges.

SG&A — affiliates. The increase in SG&A expense during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $1.4 million increase in bad debt expense. SG&A expense is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. Costs allocated to us by Archrock remained relatively flat as a result of an overall decrease in SG&A expense incurred by Archrock, partially offset by an increase in costs allocated to us as a result of an increase in our available horsepower as compared to the combined available horsepower of Archrock and us which was largely driven by the November 2016 Contract Operations Acquisition.

Interest expense. The increase in interest expense during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in the weighted average effective interest rate and a $0.6 million write-off of deferred financing costs associated with the termination of the Former Credit Facility, partially offset by a decrease in the average outstanding balance of long-term debt.

Other income, net. The increase in other income, net during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily driven by a $0.7 million increase in the gain on sale of property, plant and equipment as well as the incurrence in the year ended December 31, 2016 of a $0.6 million loss on non-cash consideration associated with the March 2016 Acquisition and a combined $0.5 million of expensed acquisition cost associated with the March 2016 Acquisition and the November 2016 Contract Operations Acquisition.

Provision for income taxes. The increase in provision for income taxes during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to an increase in an unrecognized tax benefit resulting from appellate court decisions in 2017, partially offset by a deferred state release related to the increase in our unrecognized tax benefit.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table summarizes our revenue, gross margin, gross margin percentage, expenses and net loss (dollars in thousands):

	Year Ended December 31,
	2016	2015
Revenue	$562,360	$656,808
Gross margin(1)	352,949	398,316
Gross margin percentage(2)	63%	61%
Expenses:
Selling, general and administrative — affiliates	79,717	85,586
Depreciation and amortization	153,741	155,786
Long-lived asset impairment	46,258	38,987
Restructuring charges	7,309	—
Goodwill impairment	—	127,757
Interest expense	77,863	74,581
Other income, net	(2,594)	(1,391)
Provision for income taxes	1,412	1,035
Net loss	$(10,757)	$(84,025)
——————

(1)
For a reconciliation of gross margin to net loss, its most directly comparable financial measure calculated and presented in accordance with GAAP, see Item 6 (“Selected Financial Data — Non-GAAP Financial Measures”).

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

Long-lived asset impairment. During the years ended December 31, 2016 and 2015, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 12 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015
Idle compressor units retired from the active fleet	430	330
Horsepower of idle compressor units retired from the active fleet	155,000	115,000
Impairment recorded on idle compressor units retired from the active fleet	$42,460	$35,332
Additional impairment recorded on available-for-sale compressor units previously culled	$3,798	$3,655

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

Goodwill impairment. In the fourth quarter of 2015, energy markets experienced an accelerated decline oil and natural gas prices which impacted our future cash flow forecasts, our market capitalization and the market capitalization of peer companies. We identified these conditions as a triggering event and performed a two-step goodwill impairment test as of December 31, 2015, which resulted in a full impairment of our goodwill of $127.8 million.

SG&A — affiliates. SG&A expenses are primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The decrease in SG&A expense was primarily due to decreased costs allocated to us by Archrock partially offset by a $0.4 million increase in bad debt expense. SG&A expenses represented 14% and 13% of revenue during the years ended December 31, 2016 and 2015, respectively

Interest expense. The increase in interest expense during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to an increase in the average balance of long-term debt as well as an increase in the average effective interest rates period over period.

Other income, net. The increase in other income, net, during the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily driven by an increase in gain on sale of property, plant, and equipment of $1.8 million partially offset by a $0.6 million loss on non-cash consideration in the March 2016 Acquisition.

Provision for income taxes. The increase in our provision for income taxes during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily due to an increase in deferred state taxes caused by accelerated tax depreciation and our inability to fully benefit our taxable losses subject to state level taxation.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and make distributions to our unitholders depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under our Credit Facility.

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. Although new orders for compression services were strong in 2017, given the reduction in capital spending and drilling activity by our customers, our operating horsepower declines and the pricing pressure experienced in 2016 (see “Trends and Outlook” above), our cash flow from operations decreased in 2017 as compared to 2016. Despite this decrease, we believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our liquidity needs through at least December 31, 2018.

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
The majority of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit, such as the engine, compressor and cooler, which return the components to a like-new condition, but do not modify the applications for which the compressor unit was designed.

Growth capital expenditures were $149.0 million, $38.4 million and $177.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in growth capital expenditures during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increased investment in new compression equipment as a result of increased customer demand as a result of improved market conditions. The decrease in growth capital expenditures during the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily driven by our customers’ reduced capital spending as a result of the significant decline in oil and natural gas prices. We anticipate investing more capital in new fleet units in 2018 than we did in 2017 to take advantage of expected improvement of market conditions in 2018.

Maintenance capital expenditures were $30.3 million, $23.9 million and $51.8 million in the years ended December 31, 2017, 2016 and 2015, respectively. The increase in maintenance capital expenditures during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to increased start-up activity as a result of the increase in operating horsepower. The decrease in maintenance capital expenditures from December 31, 2016 compared to December 31, 2015 was primarily driven by our focus on disciplined capital spending in light of market conditions coupled with a decrease in average operating horsepower from 3.1 million during the year ended December 31, 2015 to 2.8 million during the year ended December 31, 2016. We intend to grow our business both organically and through third-party acquisitions. If we are successful in growing our business in the future, we would expect our maintenance capital expenditures to increase over the long term.

Without giving effect to any equipment we may acquire pursuant to any future acquisitions, we currently plan to spend approximately $215 million to $240 million in capital expenditures during 2018, including approximately $180 million to $200 million on growth capital expenditures and approximately $35 million to $40 million on maintenance capital expenditures. Archrock manages its and our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. If the owner of the appropriate compressor unit is not the contracting entity, the unit is leased to or exchanged for other equipment of the contracting entity. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer. For equipment that is leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. During 2017, we increased our purchases of new compressor units as compared to 2016. If we continue to acquire more compression equipment, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

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

Financial Resources

Credit Facility

The following table presents the weighted average annual interest rate and average daily debt balance of our Credit Facility for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Weighted average annual interest rate (1) (2)	4.8%	3.7%
Average daily debt balance (in millions) (2)	$626.6	$723.3
——————

(1)	Excludes the effect of interest rate swaps.

(2)	The amounts for the year ended December 31, 2017 pertain to the Credit Facility. The amounts for the year ended December 31, 2016 pertain to our Former Credit Facility.

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

Concurrent with entering into the Credit Facility in March 2017, we terminated our Former Credit Facility. All commitments under the Former Credit Facility have been terminated.

We must maintain the following consolidated financial ratios, as defined in the Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2017	5.95 to 1.0
Through fiscal year 2018	5.75 to 1.0
Through second quarter of 2019	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
——————

(1)
Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As a result of the Total Debt to EBITDA ratio limitation above, $128.4 million of the $425.7 million undrawn capacity under the Credit Facility was available for additional borrowings as of December 31, 2017.

The Credit Facility agreement also contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date we have cash (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility. As of December 31, 2017, we were in compliance with all covenants under the Credit Facility.

The Notes

The Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than APLP Finance Corp., which is a co-issuer of the Notes) and certain of our future subsidiaries. The Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional, subject to customary release provisions, and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us.

Capital Offering

In August 2017, we sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units pursuant to an over-allotment option. We received net proceeds of $60.3 million, after deducting underwriting discounts, commissions and offering expenses, which we used to repay borrowings outstanding under our Credit Facility. In connection with this sale and as permitted under our Partnership Agreement, we issued and sold 93,163 general partner units to our General Partner so it could maintain its approximate 2% general partner interest in us. We received net proceeds of $1.3 million from the General Partner contribution.

Cash Flows

The following table summarizes our sources and uses of cash during the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$179,333	$213,029
Investing activities	(148,309)	(47,266)
Financing activities	(23,163)	(166,018)
Net change in cash	$7,861	$(255)

Operating Activities. The decrease in net cash provided by operating activities was primarily due to a decrease in gross margin and increases in cash paid for interest and SG&A expense, partially offset by a decrease in restructuring charges.

Investing Activities. The increase in net cash used in investing activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a $117.0 million increase in capital expenditures, partially offset by a $13.8 million payment for the March 2016 Acquisition (as discussed in Note 3 (“Business Acquisitions”) to our Financial Statements) and a $2.2 million increase in proceeds from sale of property, plant and equipment.

Financing Activities. The decrease in net cash used in financing activities during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to $14.8 million of net borrowings of long-term debt during the year ended December 31, 2017 compared to $71.0 million in net repayments of long-term debt during the year ended December 31, 2016, net proceeds of $60.3 million received from a public offering of our common units during the year ended December 31, 2017 and a $13.1 million decrease in distributions to unitholders. These changes were partially offset by a $13.1 million increase in debt issuance costs paid.

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

On January 18, 2018, our board of directors approved a cash distribution of $0.2850 per common unit, or $20.5 million. The distribution covered the period from October 1, 2017 through December 31, 2017. The record date for this distribution was February 8, 2018 and payment occurred on February 13, 2018. The amount of our cash distributions will be determined by our board of directors on a quarterly basis, taking into account a number of factors. There is no guarantee that we will continue to pay cash distributions to our unitholders at the current level, or at all.

Litigation and Claims

In 2011, the Texas Legislature enacted the Heavy Equipment Statutes, which made changes to the appraisal methodology for natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment.” Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $66.2 million as of December 31, 2017, of which $13.1 million has been agreed to by a number of appraisal review boards and county appraisal districts, and $53.1 million has been disputed and is currently in litigation. If we are unsuccessful in our litigation with the appraisal districts, or if legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then in the future we would likely be required to pay these ad valorem taxes under the old methodology, which would increase our quarterly cost of sales expense up to approximately the amount of our then-most recent quarterly benefit recorded. As a result, our future results of operations and cash flows, including our liquidity, our cash available for distribution and our ability to maintain our current level of distributions, could be negatively impacted. See Note 15 (“Commitments and Contingencies”) to our Financial Statements for further discussion of the Heavy Equipment Statutes.

Contractual Obligations

The following table summarizes our cash contractual obligations as of December 31, 2017 (in thousands):

	2018	2019-2020	2021-2022	Thereafter	Total
Long-term debt(1)
Credit Facility	$—	$—	$674,306	$—	$674,306
6% senior notes due April 2021(2)	—	—	350,000	—	350,000
6% senior notes due October 2022(3)	—	—	350,000	—	350,000
Total long-term debt	—	—	1,374,306	—	1,374,306
Interest on long-term debt(4)	77,985	155,971	86,760	—	320,716
Purchase commitments(5)	92,813	—	—	—	92,813
Total contractual obligations	$170,798	$155,971	$1,461,066	$—	$1,787,835
——————

(1)	For more information on our long-term debt, see Note 7 (“Long-Term Debt”) to our Financial Statements.

(2)	Represents the full face value of the senior notes and are not reduced by the unamortized discount of $2.5 million and unamortized deferred financing costs of $3.3 million as of December 31, 2017.

(3)	Represents the full face value of the senior notes and are not reduced by the unamortized discount of $3.4 million and unamortized deferred financing costs of $4.0 million as of December 31, 2017.

(4)	Interest amounts calculated using interest rates in effect as of December 31, 2017, including the effect of our interest rate swaps.

(5)	Includes commitments to purchase fleet assets.

At December 31, 2017, $6.9 million of unrecognized tax benefits have been recorded as liabilities in accordance with the accounting standard for income taxes related to uncertain tax positions, and we are uncertain as to if or when such amounts may be settled. Related to these unrecognized tax benefits, we have also recorded a liability for potential penalties and interest of $1.0 million.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit see Note 7 (“Long-Term Debt”) to our Financial Statements.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon the Financial Statements, which have been prepared in accordance with GAAP. The preparation of the Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and accounting policies, including those related to bad debt, fixed assets, intangible assets, income taxes and contingencies and litigation. We base our estimates on historical experience and on other assumptions that we believe are reasonable under the circumstances. The results of this process form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and these differences can be material to our financial condition, results of operations and liquidity. We describe our significant accounting policies more fully in Note 1 (“Organization and Summary of Significant Accounting Policies”) to our Financial Statements.

Allowances

Outstanding accounts receivable are reviewed regularly for non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. During the years ended December 31, 2017, 2016, and 2015, we recorded bad debt expense of $4.1 million, $2.7 million and $2.3 million, respectively. A five percent change in the allowance for doubtful accounts would have had an impact on income (loss) before income taxes of $0.1 million during the year ended December 31, 2017.

Depreciation

Property, plant and equipment are carried at cost. Depreciation is computed on the straight-line basis using estimated useful lives and salvage values. The assumptions and judgments we use in determining the estimated useful lives and salvage values of our property, plant and equipment reflect both historical experience and expectations regarding future use of our assets. The use of different estimates, assumptions and judgments in the establishment of property, plant and equipment accounting policies, especially those involving their useful lives, would likely result in significantly different net book values of our assets and results of operations.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test is judgmental in nature and involves the use of significant estimates and assumptions, which have a significant impact on the fair value determined. We determine the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the earnings before interest expense, provision for income taxes and depreciation and amortization of comparable peer companies. Significant estimates for our reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples.

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

Deferred income taxes arise from temporary differences between the financial statements and tax basis of assets and liabilities. Changes in tax laws and rates could affect recorded deferred tax liabilities in the future. Management is not aware of any such changes that would have a material effect on our financial position, results of operations or ability to make cash distributions to our unitholders. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various state and local jurisdictions.

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

Contingencies and Litigation

Self-Insurance

Archrock insures our property and operations and allocates certain insurance costs to us. Archrock is substantially self-insured for workers’ compensation, employer’s liability, property liability, auto liability, general liability and employee group health claims. Archrock regularly reviews estimates of reported and unreported claims and provides for losses based on claims filed and an estimate for significant claims incurred but not reported. Although we believe the insurance costs allocated to us are reasonable, it is reasonably possible that Archrock’s estimates of these liabilities will change over the near term as circumstances develop.

Litigation and Claims

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, the accounting standard for contingencies requires management to make judgments about future events that are inherently uncertain. We are required to record a loss during any period in which we believe a contingency is probable and can be reasonably estimated. In making determinations of likely outcomes of pending or threatened legal matters, we consider the evaluation of counsel knowledgeable about each matter.

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. We regularly assess and, if required, establish accruals for income and non-income-based tax contingencies pursuant to the applicable accounting standards that could result from assessments of additional tax by taxing jurisdictions where we operate. Tax contingencies are subject to a significant amount of judgment and are reviewed and adjusted on a quarterly basis in light of changing facts and circumstances considering the outcome expected by management. As of December 31, 2017 and 2016, we recorded $9.5 million and $3.5 million (including penalties and interest), respectively, of accruals for tax contingencies. Of these amounts, $7.9 million and $2.0 million, respectively, were accrued for income taxes and $1.6 million and $1.5 million, respectively, were accrued for non-income based taxes. If our actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period in which the difference becomes known.

Recent Accounting Developments

See Note 2 (“Recent Accounting Developments”) to our Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily associated with changes in interest rates under our financing arrangements. We use derivative instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes.

As of December 31, 2017, after taking into consideration interest rate swaps, we had $174.3 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at December 31, 2017 would result in an annual increase in our interest expense of $1.7 million.

For further information regarding our use of interest rate swap agreements to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 10 (“Derivatives”) to our Financial Statements.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented in Part IV, Item 15 of this 2017 Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of internal control over financial reporting as of December 31, 2017 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Archrock Partners, L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Archrock Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Partnership and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Because our General Partner is a limited partnership, its general partner, Archrock GP, conducts our business and operations. Archrock GP’s board of directors and officers, which we refer to as our board of directors and our officers, make decisions on our behalf. Our General Partner is not elected by our unitholders and is not subject to re-election on a regular basis in the future. Unitholders are not entitled to elect the directors of Archrock GP or directly or indirectly participate in our management or operation. As a result, we do not hold annual unitholder meetings. Our General Partner owes a fiduciary duty to our unitholders. Our General Partner is liable, as our sole general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it. Our General Partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.

NASDAQ does not require a listed limited partnership like us to have a majority of independent directors on our board of directors or to establish a compensation committee or a nominating committee. We have six directors, three of whom - James G. Crump, G. Stephen Finley and Edmund P. Segner, III - have been determined by the board to be “independent directors” within the meaning of applicable NASDAQ rules and Rule 10A-3 of the Exchange Act. In determining the independence of each director, we have adopted standards that incorporate the NASDAQ and Exchange Act standards.

Our board of directors has standing audit, compensation and conflicts committees. Each committee’s written charter is available on our website at www.archrock.com and without charge to any unitholder upon written request to Investor Relations, 9807 Katy Freeway, Suite 100, Houston, Texas 77024.

Our board of directors met six times during 2017 and took action by unanimous written consent on four occasions. During 2017, each director attended at least 75% of the aggregate number of meetings of the board of directors and any committee of the board of directors on which such director served.

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

Audit Committee. The audit committee, which met five times during 2017, consists of Messrs. Crump, Finley (chair) and Segner. The board of directors has determined that each of Messrs. Crump, Finley and Segner is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K, and that each is “independent” within the meaning of the applicable NASDAQ and Exchange Act rules regulating audit committee independence. The audit committee assists our board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and terms and pre-approve any non-audit services to be performed by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee.

Compensation Committee. The compensation committee, which met six times during 2017 and took action by unanimous written consent on one occasion, consists of Messrs. Crump, Finley and Segner (chair). The compensation committee discharges the board of directors’ responsibilities relating to compensation of our executives and independent directors, reviews and approves the manner in which Archrock allocates to us its compensation expense applicable to our executives and oversees the development and implementation of our compensation programs. The compensation committee also, in accordance with the SEC’s rules and regulations, produces the compensation discussion and analysis included in Item 11 (“Executive Compensation”) of this 2017 Form 10-K.

Conflicts Committee. The conflicts committee, which met six times during 2017, consists of Messrs. Crump, Finley (chair) and Segner. The purpose of the conflicts committee is to carry out the duties of the committee as set forth in our Partnership Agreement and the Omnibus Agreement, and any other duties delegated by our board of directors that may involve a conflict of interest. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10 percent or more of our common units (“Reporting Persons”) are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our common units. Based solely on a review of Forms 3, 4 and 5 (and any amendments thereto) furnished to us and the representations made to us, we have concluded that Messrs. Crump, Finley and Segner were late in reporting the vesting of phantom units on two occasions due to an administrative error. No other Reporting Peron was delinquent with respect to their reporting obligations, as set forth in Section 16(a) of the Exchange Act.

Code of Ethics

Archrock GP has adopted a Code of Business Conduct and Ethics that applies to it and its subsidiaries and affiliates, including us, and to all of its and their respective employees, directors and officers, including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code is available on our website at www.archrock.com or without charge upon written request to Investor Relations, 9807 Katy Freeway, Suite 100, Houston, Texas 77024.

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

Our current directors and executive officers are:

Name	Age	Title
D. Bradley Childers	53	President, Chief Executive Officer and Chairman of the Board
Raymond K. Guba	58	Interim Chief Financial Officer
Robert E. Rice	52	Senior Vice President, Chief Operating Officer and Director
Stephanie C. Hildebrandt	53	Senior Vice President, General Counsel and Director
Jason G. Ingersoll	47	Senior Vice President, Marketing and Sales
Donna A. Henderson	50	Vice President and Chief Accounting Officer
James G. Crump	77	Director
G. Stephen Finley	67	Director
Edmund P. Segner, III	64	Director

D. Bradley Childers Mr. Childers was elected President, Chief Executive Officer and Chairman of the Board of Archrock GP in December 2011, having served as interim Chief Executive Officer and interim Chairman of the Board since November 2011. Prior to that, Mr. Childers served as Senior Vice President and director of Archrock GP since June 2006 and May 2008, respectively. In December 2011, Mr. Childers also assumed the roles of President and Chief Executive Officer of Archrock, after serving in those roles on an interim basis since November 2011, and was elected a director of Archrock in April 2013. He was Senior Vice President of Archrock from August 2007 through November 2011. Prior to the Spin-off, he was also an officer of certain Exterran Corporation subsidiaries, including President, North America of Exterran Energy Solutions, LP. from March 2008 through November 2011. Prior to the merger of Hanover Compressor Company and Universal Compression Holdings, Inc. in August 2007, Mr. Childers joined Universal in 2002 and served in a number of management positions, including as Senior Vice President of Universal and President of the International Division of Universal Compression, Inc., Universal’s wholly-owned subsidiary. He held various positions with Occidental Petroleum Corporation (an international oil and gas exploration and production company) and its subsidiaries from 1994 to 2002, including as Vice President, Business Development at Occidental Oil and Gas Corporation. Mr. Childers is a member of the board of directors of Yellowstone Academy (a non-profit organization). Mr. Childers also serves as an officer of certain other Archrock subsidiaries. Mr. Childers holds a B.A. from Claremont McKenna College and a J.D. from the University of Southern California.

Mr. Childers’ day to day leadership as our Chief Executive Officer and his role in forming the Partnership provide him with an intimate knowledge of our Partnership, including its strategies, operations and markets. His previous experience as President, North America of Exterran Energy Solutions, L.P. has provided him with intimate knowledge of our contract compression operations, as well as a unique understanding of market factors and operational challenges and opportunities. Mr. Childers’ business judgment, management experience and leadership skills are highly valuable in assessing our business strategies and accompanying risks. We believe this knowledge and experience make Mr. Childers well qualified to serve as a director of Archrock GP.

Raymond ("Randy") K. Guba. Mr. Guba has served since December 12, 2017 as Interim Chief Financial Officer of Archrock GP LLC and Archrock, Inc. pursuant to an interim services agreement among Archrock and Ranstad Professionals US, LLC (dba, Tatum). Mr. Guba served as the Chief Financial Officer and Senior Vice President of Global Power Equipment Group Inc. (a provider of equipment and support services for the global power generation industry) from November 2013 to September 2015. He was Executive Vice President and Chief Financial Officer of FTS International Services, LLC (a provider of hydraulic fracturing services) from September 2011 to March 2013. Previously, he served as Executive Vice President, Chief Financial and Administrative Officer of Integrated Electrical Services, Inc. ("IES", a provider of electrical and communications services) from April 2007 to April 2010 and as Principle Accounting Officer until January 2008. At IES, he led the financial restructure and integration of 27 independent divisions. Prior to that, Mr. Guba served as Chief Financial Officer and Vice President of Kraton Polymers LLC from October 2005 to October 2006. He served 19 years at General Electric ("GE") Company, culminating as Manager of Finance of GE Energy’s global installations and field services division and Chief Financial Officer of Auto Financial Services in Tokyo. Mr. Guba earned his BA in Economics and English from Rutgers University.

Robert E. Rice Mr. Rice was elected Senior Vice President and Director of Archrock GP in December 2011 and November 2015, respectively, and Chief Operating Officer in April 2016. He was also appointed Senior Vice President of Archrock in December 2011 and was appointed to the additional role of Chief Operating Officer in November 2015. Prior to the Spin-off, he was an officer of certain Exterran Corporation subsidiaries, including President, North America of Exterran Energy Solutions, L.P. from December 2011 through November 2015 and Regional Vice President for the U.S. Gulf Coast Region from August 2007 through December 2011. Prior to the merger of Hanover and Universal, Mr. Rice held the following positions at Hanover: Vice President, Gulf Coast Business Unit, from September 2003 to August 2007; Vice President, Health, Safety & Environmental, from October 2002 to September 2003; and Director, Corporate Development, January 2002 to October 2002. During his career, Mr. Rice has been based in Argentina and Australia and has developed detailed experience in analyzing, structuring and growing businesses in domestic and international energy markets. He served as a Flight Test Engineer with the United States Air Force. Mr. Rice serves as a director and as a member of the finance and audit committees of GATE, Inc. (a privately-held provider of engineering and commissioning services to the oil and gas industry) and serves as an officer of certain other Archrock subsidiaries. Mr. Rice earned a B.S. in electrical engineering from Louisiana Tech University.

Mr. Rice’s direct responsibility for our operations in his role as our Chief Operating Officer of Archrock and his previous role as President, North America of Exterran Energy Solutions, LP. has provided him with a first-hand working knowledge of our contract compression operations. Mr. Rice also possesses a thorough understanding of market factors and operational challenges and opportunities. He plays an integral role in assessing our business strategies and accompanying risks. We believe this knowledge and experience make Mr. Rice well qualified to serve as a director of Archrock GP.

Stephanie C. Hildebrandt. Ms. Hildebrandt joined Archrock GP LLC in August 2017 at which time she was also elected Senior Vice President, General Counsel and Secretary of Archrock, Inc. Ms. Hildebrandt was a partner of global business law firm Norton Rose Fulbright from February 2015 to July 2017. She previously worked as the Senior Vice President, General Counsel and Secretary of Enterprise Products Partners L.P. (“Enterprise,” a publicly traded pipeline and infrastructure company and consumer energy service provider) from May 2010 to December 2014 and held various other roles at Enterprise, including Vice President, Deputy General Counsel and Assistant Secretary from 2004 to May 2010. She served as an attorney for El Paso Corporation / GulfTerra Energy Partners from 2001 until its merger with Enterprise in 2004 and an attorney for Texaco, Inc. from 1989 to 2001. She served as a director of TRC Companies, Inc. (a provider of integrated services to the power, oil and gas, environmental and infrastructure markets) from December 2014 until its acquisition by private equity firm New Mountain Partners in June 2017, where she also served as chair of the compensation committee and member of the nominating and corporate governance committee. Ms. Hildebrandt has served as a director and a member of the audit committee of WildHorse Resource Development Corporation (an independent oil and natural gas resource company) since December 2017; as a director of Rice Midstream Management LLC, the general partner of Rice Midstream Partners LP (owner and operator of midstream natural gas assets in the Appalachian Basin) since March 2016 and as a member of the conflicts committee; as a member of the advisory council of the Kay Bailey Hutchison Center for Energy, Law & Business at the University of Texas since 2014; and as a member of the University of St. Thomas President’s Advisory Board since 2016. Ms. Hildebrandt also serves as an officer and director of certain other Archrock subsidiaries. Ms. Hildebrandt earned a BS in Foreign Service from Georgetown University and a JD from Tulane University Law School.

Ms. Hildebrandt, having served in a leadership position with an energy provider and on the boards of two publicly-traded energy companies, brings a thorough understanding of legal and governance matters and the energy industry, and in particular, master limited partnerships. We believe this knowledge and experience make Ms. Hildebrandt well qualified to serve as a director of Archrock GP.

Jason G. Ingersoll. Mr. Ingersoll is Senior Vice President, Marketing and Sales, of Archrock GP and Archrock, positions he has held since February 2018, having served as Vice President, Marketing and Sales of Archrock GP and Archrock since April 2016 and November 2015, respectively. Prior to the Spin-off, he held positions of increasing responsibility with Exterran Energy Solutions, L.P., including Vice President, Sales from October 2013 to November 2015, Regional Vice President from January 2012 to October 2013, Business Unit Director from March 2009 to January 2012 and Sales Manager, Southern Rockies from July 2008 to March 2009. Prior to the merger of Hanover and Universal in 2007, he served Universal as Manager, Global Accounts from August 2006 to July 2008 and as Country Manager, China from July 2003 to August 2006. He serves as an officer of certain Archrock subsidiaries. Mr. Ingersoll earned a B.S. in mechanical engineering from Texas A&M University.

Donna A. Henderson Ms. Henderson is Vice President and Chief Accounting Officer of Archrock GP, positions she assumed in January 2016. Ms. Henderson has served as the Vice President, Accounting of the Company’s primary operating subsidiary since August 2015. Prior to joining Archrock, from April 2013 until June 2015, Ms. Henderson served as Vice President and Chief Accounting Officer of Southcross Energy Partners GP, LLC (a provider of natural gas gathering, processing, treating, compression and transportation services). From September 2011 to December 2012, Ms. Henderson was the Vice President and Chief Audit Executive of GenOn Energy, Inc. (a wholesale electric generator which merged into NRG Energy). Prior to that position, Ms. Henderson served as Assistant Controller of GenOn Energy, Inc. and its predecessor companies, RRI Energy, Inc. and Reliant Energy Inc., from July 2005 to September 2011, and held various other leadership roles within the accounting department of that organization since September 2000. From 1996 to 2000, Ms. Henderson held various accounting positions with Lyondell Chemical (a manufacturer of chemicals and polymers). Ms. Henderson began her career in Houston, Texas in 1989 with Deloitte & Touche LLP, where she worked until November 1993 when she joined KPMG LLP in Albuquerque, New Mexico, where she worked until 1995. Ms. Henderson holds a BBA in accounting from Eastern New Mexico University and is a member of the American Institute of Certified Public Accountants.

James G. Crump Mr. Crump was elected as a director of Archrock GP in October 2006. Mr. Crump began his career at Price Waterhouse in 1962 and became a partner in 1974. From 1977 until the merger of Price Waterhouse and Coopers Lybrand in 1998, Mr. Crump held numerous management and leadership roles. From 1998 until his retirement in 2001, Mr. Crump served as Global Energy and Mining Cluster Leader, as a member of the U.S. Management Committee and the Global Management Committee and as Houston Office Managing Partner. Mr. Crump served as chairman of the audit committee and a member of the conflicts committee of the board of directors of Copano Energy, L.L.C. (a natural gas gathering and processing company) from November 2004 until Copano was acquired by Kinder Morgan Energy Partners in May 2013. He is a director of the Lamar University Foundation and the Culinary Endowment and Scholarship, Inc. (both non-profit organizations). Mr. Crump holds a B.B.A. in accounting from Lamar University.

With a nearly 40-year career focused on providing independent public accounting services to the energy industry, Mr. Crump contributes a broad-based understanding of the oil and gas industry and of complex accounting and financial matters. We believe this knowledge and experience make Mr. Crump well qualified to serve as a director of Archrock GP.

G. Stephen Finley Mr. Finley was elected as a director of Archrock GP in November 2006. Mr. Finley served in various positions of increasing responsibility at Baker Hughes Incorporated (a provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and gas industry) from 1982 until his retirement in 2006, including as Senior Vice President - Finance and Administration and Chief Financial Officer from April 1999 through April 2006. Mr. Finley currently serves as chairman of the audit committee and as a member of the compensation committee and the nominating and corporate governance committee of the board of directors of Newpark Resources, Inc. (a provider of integrated site, environmental and drilling fluid services to the oil and gas exploration and production industry). From March 2015 to February 2017, Mr. Finley served on the board of CPG GP LLC, the general partner of Columbia Pipeline Partners LP (an owner of natural gas pipelines, storage and related midstream assets); from April 2012 to December 2014, he served on the board of Microseismic, Inc. (a private oilfield services company providing real-time monitoring and mapping of hydraulic fracture operations in unconventional oil and gas plays); and from December 2006 to November 2011, he served on the board of Total Safety U.S., Inc. (a privately held company and global provider of integrated safety strategies and solutions for hazardous environments). Mr. Finley holds a B.S. from Indiana State University.

Mr. Finley contributes extensive financial acumen and an understanding of the oil and gas services industry, including oilfield services companies, through his 24 years of service with Baker Hughes, including seven years as Chief Financial Officer, and also serves on the audit and compensation committees of the board of directors of another energy services company. We believe this knowledge and experience make Mr. Finley well qualified to serve as a director of Archrock GP.

Edmund P. Segner, III Mr. Segner was elected as a director of Archrock GP in May 2009. Mr. Segner is a Professor in the Practice of Engineering Management in the Department of Civil and Environmental Engineering at Rice University (Houston). In November 2008, Mr. Segner retired from EOG Resources, Inc. (EOG) (a publicly-traded independent oil and gas exploration and production company). Among the positions he held at EOG was President and Chief of Staff and Director from 1999 to 2007. From March 2003 through June 2007, he also served as EOG’s principal financial officer. He served as chairman of the audit committee and as a member of the finance committee of the board of Seahawk Drilling, Inc. (an owner and operator of offshore oil and gas platforms and a provider of shallow water contract drilling services to the oil and natural gas exploration industry) from August 2009 to October 2011. Mr. Segner served as a director and a member of the conflicts committee of Midcoast Holdings, LLC (a natural gas and natural gas liquids midstream company with operations primarily in Texas and Oklahoma) from February 2014 until it was acquired and taken private by Enbridge Energy Partners, L.P. in April 2017. He currently serves as chairman of the reserves and environment, health and safety committee and is a member of the audit and compensation committees of Bill Barrett Corporation (a company engaged in exploration and development of natural gas and oil reserves in the Rocky Mountain region of the U.S.). Mr. Segner also serves as lead director, audit committee chair and member of the nominating and governance committee of Laredo Petroleum, Inc. (a company focused on the exploration, development and acquisition of oil and natural gas properties in the Permian region of the U.S.). Mr. Segner is a member of the Society of Petroleum Engineers and currently serves on the board of trustees of the Nature Conservancy of Texas (a non-profit organization). Mr. Segner is a Certified Public Accountant and holds a B.S. in civil engineering from Rice University and an M.A. in economics from the University of Houston.

Mr. Segner brings technical experience and financial acumen to the board of directors. Having served in a senior management position for an oil and gas company, Mr. Segner also possesses a thorough understanding of the energy industry and operational challenges unique to this industry. In addition, as a former president of a public company and as a director of other public companies, Mr. Segner has valuable experience with other functions pertinent to our board, including compensation, financing matters and the evaluation of acquisition opportunities. We believe this knowledge and experience make Mr. Segner well qualified to serve as a director of Archrock GP.

Director Compensation

Retainers and Fees

Only the independent members of our board of directors receive compensation for their service as directors. Ms. Hildebrandt and Messrs. Childers and Rice, who also are our executive officers, and Messrs. Miller and Wayne, who separated from the Company in December and May, respectively, served on the board of directors during 2017 but received no compensation for such service. As reflected in the table below, in 2017, each non-employee director received an annual cash retainer, as well as a payment for each conflicts committee meeting attended. The chairmen of the audit committee, compensation committee and conflicts committee each received an additional retainer for their services. Through August 21, 2017, Mr. Crump served as chairman of the audit and conflicts committees and Mr. Finley served as chairman of the compensation committee. Effective August 21, Mr. Finley was appointed chairman of the audit and conflicts committees and Mr. Segner was appointed chairman of the compensation committee. All retainers are paid in arrears in equal quarterly installments.

		Applicability
Description of Remuneration	Annual Amount (except with respect to meeting fees ($))	Mr. Crump	Mr. Finley	Mr. Segner
Base Retainer	90,000	✓	✓	✓
Other Retainers:
Audit Committee Chairman	10,000		✓
Conflicts Committee Chairman	5,000		✓
Compensation Committee Chairman	5,000			✓
Attendance Fee (per Conflicts Committee attended)	1,500	✓	✓	✓

In addition, each director is reimbursed for his reasonable out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director will be fully indemnified by us for actions associated with serving as a director to the fullest extent permitted under Delaware law.

Equity-Based Compensation

As part of their annual compensation, non-employee directors are granted equity awards under the Partnership Plan. Following unitholder approval of the Archrock Partners, L.P. 2017 Long-Term Incentive Plan, on April 26, 2017, the Compensation Committee approved an annual grant of 5,525 shares of phantom units to each non-employee director valued at approximately $90,000 (based on the market closing price of our common units on April 26, 2017). The phantom units vested ratably on each of June 1, September 1 and December 1, 2017.

Total Compensation

The following table shows the total compensation paid to each non-employee director for service during 2017.

Name	Fees Earned in Cash ($)	Common Unit Awards ($)	Total ($)
James G. Crump	108,600	90,012	198,612
G. Stephen Finley	107,600	90,012	197,612
Edmund P. Segner, III	100,800	90,012	190,812

2018 Compensation

In consideration of the Proposed Merger, in February 2018 the Compensation Committee recommended and the Board approved the grant of up to $90,000 in cash to each non-employee director, in lieu of an annual grant of phantom units for 2018, with such cash grant to be paid in equal quarterly amounts in arrears with respect to each quarter beginning with the quarter commencing January 1, 2018, and assuming the Proposed Merger is consummated, the final quarterly payment to be prorated based on the number of days during such quarter up to the date the Proposed Merger is consummated.

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
Our named executive officers (collectively, the “Named Executive Officers”) for 2017 were:

Named Executive Officer	Title
D. Bradley Childers	President and Chief Executive Officer of Archrock GP LLC and Archrock
Raymond K. Guba	Interim Chief Financial Officer of Archrock GP LLC and Archrock
Stephanie C. Hildebrandt	Senior Vice President and General Counsel of Archrock GP LLC and Archrock and Secretary of Archrock
Jason G. Ingersoll	Vice President, Marketing and Sales of Archrock GP LLC and Archrock
Robert E. Rice	Senior Vice President and Chief Operating Officer of Archrock GP LLC and Archrock
David S. Miller	Former Senior Vice President and Chief Financial Officer of Archrock GP LLC and Archrock
Donald C. Wayne	Former Senior Vice President and General Counsel of Archrock GP LLC and Archrock and Secretary of Archrock

Mr. Ingersoll was appointed Senior Vice President, Marketing and Sales, in February 2018.

Mr. Miller separated from Archrock on December 1, 2017, and Mr. Wayne resigned from his position on May 10, 2017. Following the departure of Mr. Miller on December 1, 2017, Mr. Guba has served as our Interim Chief Financial Officer pursuant to a services agreement between Archrock Services, L.P. and Tatum effective December 12, 2017. Mr. Guba is not an employee of us or Archrock and, as such, Mr. Guba is not compensated by Archrock. Archrock pays an hourly fee to Tatum for Mr. Guba's services and Mr. Guba is directly compensated by Tatum. The Tatum services agreement is described below under "Service Agreement - Raymond K. Guba."

Compensation Expense Allocations
Under the Omnibus Agreement, most costs associated with Archrock’s provision of services to us, including compensation of our Named Executive Officers, are allocated to us on a monthly basis in the manner that our general partner deems reasonable. During 2017, those allocations were generally made using a two-step process:

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

For 2017, there were no caps on the amount we were obligated to reimburse Archrock for SG&A expenses allocated to us, including compensation costs. See Part III, Item 13 (“Certain Relationships and Related Transactions, and Director Independence”) of this report for additional discussion of relationships and transactions we have with Archrock and the terms of the Omnibus Agreement.

During the year ended December 31, 2017, Archrock allocated to us the following percentages of Archrock compensation expenses incurred to provide the Named Executive Officers’ total compensation, including base salary, annual performance-based incentive compensation, Archrock stock awards, our phantom unit awards and other benefits:

Executive Officer	Percent of Named Executive Officer’s 2017 Total Compensation Allocated to the Partnership (%)
D. Bradley Childers	55.6
Stephanie C. Hildebrandt	63.3
Jason G. Ingersoll	63.3
Robert E. Rice	63.3
David S. Miller	55.6
Donald C. Wayne	63.3

Our Compensation Committee’s Structure and Responsibilities
Because our Named Executive Officers are also officers of Archrock, their compensation structure is established by the compensation committee of the board of directors of Archrock (the “Archrock Compensation Committee”). Our compensation committee’s primary responsibilities are to:

•	Discharge the board of directors’ responsibilities relating to our executives’ compensation;

•	Review and approve the manner in which Archrock allocates to us the compensation expense applicable to our Named Executive Officers;

•	Oversee the Archrock Partners, L.P. 2017 Long-Term Incentive Plan (the “Partnership Plan”) and make awards thereunder;

•	Review and approve compensation programs for our independent directors; and

•	Produce an annual report relating to this compensation discussion and analysis for inclusion in our Annual Report on Form 10-K in accordance with the rules and regulations of the SEC.

Our compensation committee is comprised entirely of independent directors within the meaning of applicable NASDAQ rules. The current members of our compensation committee are James G. Crump, G. Stephen Finley and Edmund P. Segner, III.

Compensation Philosophy and Objectives

The primary objectives of Archrock’s executive compensation program are to:

Pay Competitively
To attract, retain and motivate an effective management team with the level of expertise and experience needed to achieve consistent growth, profitability and return for equityholders, Named Executive Officers' total compensation should be competitive with that of comparably-sized companies within the oilfield services sector and, where applicable, across a variety of industries, as further described below in “How the Archrock Compensation Committee Determines Executive Compensation.”

Pay for Performance
Emphasis on performance-based, variable compensation is a critical component of the overall compensation philosophy. 84% of our Chief Executive Officer’s 2017 total direct compensation and approximately 68% of our other Named Executive Officers’ 2017 total direct compensation was variable, with realized value dependent upon annual financial performance or long-term Archrock stock price performance.

Equityholder Alignment
Alignment between our Named Executive Officers and equityholders is essential to long-term success. A competitive base salary ensures that Archrock can attract and retain the level of managerial talent necessary to achieve consistent growth and profitability and is, therefore, aligned with our and Archrock’s equtyholders’ interests. Emphasis on equity-based compensation and share ownership encourages executives to act strategically to drive sustainable long-term performance and enhance long-term equityholder value.

Elements of Compensation

Archrock’s executive compensation program is designed to align our Named Executive Officers’ pay with their individual performance and with Archrock’s performance in order to achieve growth, profitability and return for Archrock’s and our equityholders, and to attract and retain executives with the level of expertise and experience necessary to achieve business objectives while driving short- and long-term results. The key elements of our Named Executive Officers’ compensation and the primary objectives of each are as follows:

Key Elements of Compensation	Description	Pay Competitively	Pay for Performance	Equityholder Alignment
Base salary	Fixed cash income Establishes a base level of compensation that is essential to attract and retain talent	✓		✓
Annual performance-based incentive compensation
Variable cash incentive award earned annually

Based upon achievement of key annual financial, operational, safety, and individual performance goals that contribute to long-term growth in equityholder value

		✓	✓	✓
Long-term incentive compensation (“LTI Awards”)
Provided through a combination of restricted shares and performance units vesting over multiple years

Promotes equityholder alignment by tying a significant portion of executive compensation directly to growth in equityholder value

		✓	✓	✓

How the Archrock Compensation Committee Determines Executive Compensation

The Archrock Compensation Committee is responsible for establishing and overseeing compensation programs that are consistent with Archrock’s compensation philosophy. In carrying out this role, the Archrock Compensation Committee considers such factors as they deem relevant, including the following:

External Factors	Internal Factors
Data and analysis provided by the Archrock Compensation Committee’s independent compensation consultant	Current and past total compensation, including an annual review of base salary, short-term incentive pay and the value of LTI Awards received
Feedback provided from Archrock’s stockholders via its stockholder outreach and the results of Archrock’s advisory say-on-pay vote	Archrock’s company performance and operating unit performance (where applicable), as well as each executive’s impact on performance
The Chief Executive Officer’s recommendations (other than with respect to his own compensation)
Each executive’s relative scope of responsibility and potential
Individual performance and demonstrated leadership
Internal pay equity considerations

Role of Compensation Consultant. For 2017, the Archrock Compensation Committee engaged Pearl Meyer, an independent third-party compensation consultant, to:

•	provide data and analysis to inform the Archrock Compensation Committee in selecting an appropriate peer group;

•	provide a review of market trends in executive compensation, including base salary, annual incentives, LTI Awards and total direct compensation; and

•	provide information on how trends, new rules, regulations and laws impact executive and director compensation practice and administration.

For 2017, Pearl Meyer provided analysis of data derived from (i) proxy statements filed by the companies in Archrock’s peer group, as further described below, and (ii) surveys of the compensation practices of companies in the oilfield services industry, the broader energy industry and across a variety of industries, in each case with annual revenues comparable to Archrock. In performing its compensation analysis, Pearl Meyer generally placed more weight on the proxy compensation data for named executive officers at the peer companies than on the information derived from the broader compensation surveys.

Because many of Archrock’s direct competitors were not, during 2017, publicly traded or of a comparable size, its 2017 peer group included a diversity of oilfield services and related companies with primarily domestic operations and with revenues ranging from roughly $270 million to $5 billion. The Archrock Compensation Committee believes this peer group includes companies with which they may compete for technical and managerial talent and provides an appropriate reference point for assessing the competitiveness of Archrock’s compensation program. In addition, the Archrock Compensation Committee believes that the number of companies included in the peer group provides a blend of data that is useful both for determining the general positioning of executive compensation and for assessing Archrock’s performance based on total stockholder return over a multi-year period. The Archrock Compensation Committee intends to review annually the composition of the peer group, based on input from its compensation consultant, and will modify it as circumstances, including industry consolidation and other competitive forces, warrant.

Archrock’s 2017 peer group, selected by the Archrock Compensation Committee in consultation with Pearl Meyer, included:

Enlink Midstream, LLC	NOW Inc.	SemGroup Corporation
Forum Energy Technologies, Inc.	Oceaneering International, Inc.	Superior Energy Services, Inc.
Frank's International N.V.	Oil States International, Inc.	TETRA Technologies, Inc.
Helmerich & Payne, Inc.	Patterson-UTI Energy, Inc.	USA Compression Partners, L.P.
McDermott International, Inc.	Pioneer Energy Services Corp.	Willbros Group, Inc.
Newpark Resources, Inc.	RPC, Inc.

The Archrock Compensation Committee utilized a peer group for purposes of evaluating the appropriateness of the 2017 executive compensation program for the first time since the spin-off of Archrock’s international contract operations, international aftermarket services and global fabrication businesses in November 2015 (the "Spin-off"). Due to the timing of the Spin-off, the Archrock Compensation Committee did not believe there was sufficient time to evaluate and select a peer group appropriate for Archrock in 2016.

Pearl Meyer also provided input to the Archrock Compensation Committee in their review and determination of the appropriate types and mix of long-term incentive awards and the performance factors for performance-based compensation awarded in 2017. In 2016, due to challenging market conditions, the value of our then Named Executive Officers' annual long-term incentive compensation was reduced by 10%. Based on the market data and input provided by Pearl Meyer for similar positions, the Archrock Compensation Committee determined to restore the value of long-term incentive compensation provided to our Named Executive Officers in 2017 and, in the case of Messrs. Ingersoll, Rice, Miller and Wayne, increased their long-term incentive compensation by an additional 2% to 6%. These changes placed our Named Executive Officers' long-term incentive compensation slightly below the market median on average. In addition, the data provided by Pearl Meyer supported the Archrock Compensation Committee's decision to increase the percentage of performance-based compensation as a percentage of total long-term compensation awarded to our Named Executive Officers in 2017 from 25% to 40% for Mr. Childers and from 25% to 30% for Messrs. Ingersoll, Rice, Miller and Wayne.

Following review and consultation with Pearl Meyer, the Archrock Compensation Committee has determined that Pearl Meyer is independent and that no conflict of interest, either currently or during 2017, results from this engagement. The Archrock Compensation Committee continues to monitor the independence of its compensation consultant on a periodic basis.

Role of Management. The most significant aspects of management’s, including the Chief Executive Officer’s, role in the compensation-setting process are:

•
recommending compensation programs, compensation policies, compensation levels and incentive opportunities that are based on analysis provided by Archrock’s independent compensation consultant and are consistent with Archrock’s business strategies;

•	preparing and distributing materials for Archrock Compensation Committee review and consideration;

•	recommending corporate performance goals on which performance-based compensation will be based; and

•	assisting in the evaluation of employee performance.

The Chief Executive Officer annually reviews the performance of our Named Executive Officers and recommends salary adjustments, annual cash incentives and LTI Awards for executives other than himself, which the Archrock Compensation Committee considers along with the other factors discussed above.

Base Salary

In light of challenging market conditions and efforts to reduce costs, effective August 2016, our Named Executive Officers agreed to a reduction in their base salaries by 10% pursuant to letter agreements entered into with Archrock (the "Compensation Letters"). Based on the competitive positioning of our Named Executive Officers' base salaries against companies in the peer group as well as improving market conditions, the Archrock Compensation Committee approved the termination of the Compensation Letters effective in August 2017, which resulted in the restoration of the pre-reduction base salary for each of Messrs. Childers, Ingersoll, Rice and Miller as indicated below.

Executive Officer	Title	Base Salary Through July 2017 ($)	Base Salary Effective August 2017 ($)	Base Salary Effective Upon Date of Hire ($)
D. Bradley Childers	President and Chief Executive Officer	720,000	800,000	—
Raymond K. Guba(1)	Interim Chief Financial Officer	—	—	—
Stephanie C. Hildebrandt(2)	Senior Vice President and General Counsel	—	—	390,000
Jason G. Ingersoll	Vice President, Marketing and Sales	270,000	300,000	—
Robert E. Rice	Senior Vice President and Chief Operating Officer	360,000	400,000	—
David S. Miller(3)	Former Senior Vice President and Chief Financial Officer	297,000	330,000	—
Donald C. Wayne(4)	Former Senior Vice President and General Counsel	337,500	—	—
_______________

(1)	Mr. Guba serves as Interim Chief Financial Officer and is paid for his services directly by Tatum; as such, Mr. Guba is not paid a salary, bonus or granted equity by Archrock.

(2)	Ms. Hildebrandt has served as Senior Vice President and General Counsel since August 7, 2017.

(3)	Mr. Miller separated from Archrock on December 1, 2017.

(4)	Mr. Wayne terminated his employment on May 10, 2017.

Annual Performance-Based Incentive Compensation

During the first quarter of each year, the Archrock Compensation Committee adopts a program to provide the short-term cash incentive element of our Named Executive Officers’ compensation for that year. In February 2017, the Archrock Compensation Committee adopted the short-term incentive program for 2017 (the “2017 Incentive Program”). Each Named Executive Officer’s cash incentive target was a specified percentage of his or her base salary in effect prior to the termination of the Compensation Letters in August 2017. The table below presents each Named Executive Officer's 2017 cash incentive target as a specified percentage of his or her base salary, as well as a potential payout assuming achievement of the Archrock performance factor at 100%.

Executive Officer	2017 Cash Incentive Target (% of base salary)	2017 Cash Incentive Target ($)(1)
D. Bradley Childers	110	880,000
Raymond K. Guba (2)	—	—
Stephanie C. Hildebrandt	65	98,000
Jason G. Ingersoll	65	195,000
Robert E. Rice	70	280,000
David S. Miller (3)	70	231,000
Donald C. Wayne (4)	65	219,375

_______________

(1)	Assumes Archrock company and operating unit results and individual results (as discussed below) are achieved at 100%.

(2)	Mr. Guba serves as Interim Chief Financial Officer and is paid for his services directly by Tatum; as such, Mr. Guba is not a participant in the 2017 Incentive Program.

(3)
Mr. Miller, who separated from Archrock on December 1, 2017, did not receive payment under the 2017 Incentive Program as he was not employed by Archrock as of the payment date. Instead, as part of the cash severance payment made to Mr. Miller in connection with his separation, Mr. Miller received payment of his 2017 cash incentive award at target pursuant to his severance benefit agreement. Mr. Miller’s severance payments are described in more detail in the section below entitled "Potential Payments upon Termination or Change of Control - Payments to Mr. Miller Upon Separation."

(4)	Mr. Wayne terminated his employment on May 10, 2017 and, therefore, he was ineligible for a payout under the 2017 Incentive Program.

Each Named Executive Officer’s potential cash payout under the 2017 Incentive Program ranged from 0% to 200% of his or her incentive target. No payouts would be made unless Archrock company results, as shown below, exceeded 50% of target performance. Under the 2017 Incentive Program, the Archrock Compensation Committee determined payouts to the Named Executive Officers using the following formula:

Archrock Company Results. As shown in the table below, Archrock company results were achieved at a performance payout factor of 95%.

Performance Factor	Target Achievement (100%)	Performance Achieved $	Payout Factor
Archrock’s Consolidated Operating Cash Flow ($ in millions)(1) calculated as Archrock’s consolidated EBITDA, as adjusted,(2) minus capital expenditures, cash taxes and cash interest, plus non-cash LTI, plus/minus the decrease/increase in working capital	$158	$155	95%
_______________

(1)	Certain benefits achieved from working capital reductions were excluded from the calculation of Archrock’s Consolidated Operating Cash Flow.

(2)
Archrock’s EBITDA, as adjusted, a non-GAAP measure, is defined as net income (loss) excluding income (loss) from discontinued operations (net of tax), income taxes, interest expense, depreciation and amortization, long-lived asset impairment, restructuring and other charges, corporate office relocation costs, expensed acquisition and merger-related costs, indemnification (income) expense, net, restatement and other charges, debt extinguishment costs, and other items.

Archrock Operating Unit Results. Under the 2017 Incentive Program, Archrock’s Operating Unit results are set forth in the table below.

	Sales Unit		Services Unit		Non-Operational Functional Support Unit
	Applicable to Ingersoll		Applicable to Rice		Applicable to Hildebrandt and Wayne
Performance Factor	Weight	Payout Achieved	Weight	Payout Achieved	Weight	Payout Achieved
Safety - TRIR	10%	10%	10%	10%	10%	10%
Year-end horsepower	20%	30%
Contract compression bookings	35%	53%
AMS revenue	35%	34%
Business unit results			65%	55%
Make-ready shops results			25%	21%
Operating results					30%	25%
Sales results					30%	39%
SG&A target					30%	30%
Aggregate Operating Unit Results		127%		86%		104%

Archrock has not disclosed target levels with respect to the achievement of these operating unit performance factors because they are derived from internal analyses reflecting Archrock’s business strategy and will not otherwise be publicly disclosed. Archrock believes their disclosure would provide its competitors, customers and other third parties with significant insights regarding Archrock’s confidential business strategies that could cause Archrock substantial competitive harm.

Individual Performance. In early 2017, the Archrock Compensation Committee approved individual performance objectives for Mr. Childers related to Archrock’s financial and operational performance, strategic initiatives and company culture, as well as his demonstrated leadership ability.

Upon conclusion of fiscal 2017, the Archrock Compensation Committee considered Mr. Childers’ performance relative to the approved individual objectives. The Archrock Compensation Committee then reviewed its assessment of Mr. Childers' performance with him and with the full Archrock Board of Directors.

With input from Mr. Childers, the Archrock Compensation Committee also considered each Named Executive Officer's individual contribution toward Archrock company and/or Archrock operating unit performance during 2017 including, as individually applicable, implementation of operational improvements, contribution toward Archrock’s performance goals and initiatives and demonstrated leadership ability. In addition, the Archrock Compensation Committee considered the significant efforts of each of Ms. Hildebrandt and Messrs. Ingersoll and Rice to continue to achieve a high level of operating performance during a year of improving market conditions that challenges capital spending discipline, and creates pressure on selling, general and administrative expenses.

Following such assessments, the Archrock Compensation Committee determined that each of Ms. Hildebrandt and Messrs. Childers, Ingersoll and Rice met or exceeded expectations and, accordingly, achieved 100% of their respective individual performance levels for 2017.  The Archrock Compensation Committee did not assess the performance of Mr. Guba, who joined Archrock in December 2017 and was not eligible to participate in the 2017 Incentive Program, or of Messrs. Miller and Wayne, who terminated their employment with Archrock prior to year-end.

2017 Incentive Program Payments. Following the end of fiscal year 2017, the Archrock Compensation Committee calculated the individual cash payments under the 2017 Incentive Program by multiplying the Named Executive Officers’ target cash incentives by the achievement percentages for the applicable Archrock company, operating unit and individual performance factors described above. The Archrock Compensation Committee, in its discretion, increased Ms. Hildebrandt’s payout from $96,525 to $98,000 based on her individual performance.

Executive Officer	2017 Cash Incentive Target[1]	x	Company Performance Factor Achieved	x	Operating Unit Performance Factor Achieved	x	Individual Performance Factor Achieved	=	Payout Earned (%)	=	Payout Earned ($)
D. Bradley Childers	880,000		95%		N/A		100%		95%		836,000
Stephanie C. Hildebrandt(1)	98,000		95%		104%		100%		99%		100,000
Jason G. Ingersoll	195,000		95%		127%		100%		120%		234,897
Robert E. Rice	280,000		95%		86%		100%		82%		229,026
_______________

(1)	For Ms. Hildebrandt, represents 2017 eligible earnings since her August 7, 2017 date of hire.

As previously indicated, Mr. Guba, who joined Archrock in December 2017 and was not eligible to participate in the 2017 Incentive Program, and Messrs. Miller and Wayne, who terminated their employment in December and May 2017, respectively, were not eligible for a payment under the 2017 Incentive Program. However, pursuant to his severance benefit agreement (described in more detail below under "Potential Payments upon Termination or Change in Control - Payments to Mr. Miller Upon Separation"), Mr. Miller received a payment of his 2017 cash incentive at target.

Long-Term Incentive Compensation

During 2017, Archrock’s long-term incentive program consisted of the following LTI Awards:

Archrock Restricted Stock
• Time-vested awards that vest one-third per year
• Encourages retention and incentivizes employees to work toward long-term performance goals by aligning their interests with stockholder interests
• Dividends are paid on unvested shares as and when they are paid to Archrock’s stockholders

Archrock Performance Units
• Performance-based awards that are earned based upon achievement of specific performance goals intended to drive long-term growth in stockholder value
◦
DCF Performance Units (as defined below) are earned based on Archrock’s distributable cash flow performance during 2017 and earned units vest one-third per year
◦
TSR Performance Units (as defined below) are earned based on Archrock’s total stockholder return performance relative to its peers over a three-year period and earned units cliff-vest following conclusion of the performance period
• Payment Method
◦
DCF Performance Units are denominated in Archrock common stock but settled in cash based on the Archrock common stock price at each vesting date in order to help control dilution
◦
TSR Performance Units are denominated in Archrock common stock and settled in such shares, complimentary to the underlying performance criteria and the value creation aspect of the award
• Dividends on performance-based awards are accrued during the applicable performance period and paid at vesting based on the actual number of units earned

Partnership Phantom Units
• Time-vested awards that vest one-third per year
• Encourages a focus on growth objectives with respect to the Partnership
• Phantom units are settled in Partnership common units
• Distributions are paid on unvested units as and when they are paid to Partnership unitholders

Long-Term Incentive Plans. Grants of Archrock restricted stock and performance awards during calendar year 2017 were made under the Archrock, Inc. 2013 Stock Incentive Plan (as amended, the “2013 Stock Incentive Plan”), which was approved by Archrock’s stockholders in April 2013. The 2013 Stock Incentive Plan is administered by the Archrock Compensation Committee. Awards of Partnership phantom units were made from the Archrock Partners, L.P. 2017 Long-Term Incentive Plan (the “Partnership Plan”), which is administered by our compensation committee.

Timing of Awards. Our compensation committee and Archrock’s Compensation Committee generally establish their schedules for making annual LTI Awards several months in advance, and does not make such awards based on knowledge of material nonpublic information. This practice results in awards typically being granted on a regular, predictable cycle, after earnings information has been disseminated to the marketplace. Equity-based awards are occasionally granted at other times during the year, such as upon the hiring of a new employee or following the promotion of an employee. In some instances, the respective compensation committees may be aware, at the time grants are made, of matters or potential developments that are not ripe for public disclosure at that time but that may result in public announcement of material information at a later date. LTI Awards are granted and valued based on the market closing price of Archrock’s common stock or our common units on the date of approval by the applicable compensation committee.

Named Executive Officers' 2017 LTI Awards. In considering the grant of 2017 LTI Awards, the Archrock Compensation Committee considered the factors discussed above under “How the Archrock Compensation Committee Determines Executive Compensation,” and also reviewed share utilization with respect to the 2013 Stock Incentive Plan, potential overhang and burn rate under various award scenarios. The Archrock Compensation Committee also considered the retention aspect of awards as well as performance metrics that balance short-term and long-term objectives. The following chart provides the total value of each Named Executive Officer's 2017 LTI Award and the number of shares and units awarded (in the case of performance-based units, listed at target payout).

Executive	Target Long-Term Incentive Grant Value ($)	Archrock Restricted Shares (#)	Archrock DCF Performance Units (#)	Archrock TSR Performance Units (#)	Partnership Units (#)
D. Bradley Childers	3,299,968	96,350	60,218	36,131	40,540
Raymond K. Guba	—	—	—	—	—
Stephanie C. Hildebrandt	549,998	54,187	—	—	—
Jason G. Ingersoll	349,961	12,773	5,109	2,554	4,299
Robert E. Rice	674,993	24,635	9,854	4,927	8,292
David S. Miller	574,977	20,985	8,394	4,197	7,063
Donald C. Wayne	459,991	20,985	8,394	4,197	—

2017 Performance-based Long-Term Incentive Awards

DCF Performance Units. DCF Performance Units may be earned based upon Archrock’s distributable cash flow during 2017 (the "DCF Performance Units"), with payout ranging from 0% to 200% of the total units granted. The percentage of each award of DCF Performance Units that was earned at the conclusion of fiscal year 2017 was based on the achievement of the performance factor as indicated in the chart below.

Performance Factor	Target Achievement (100%)	Performance Achieved	Payout Factor
Archrock’s 2017 Distributable Cash Flow Archrock’s EBITDA, as adjusted,(1) minus maintenance and other capital expenditures, minus cash taxes, minus cash interest, plus non-cash LTI	$164 million	$152 million	83%
_______________

(1)
Archrock’s EBITDA, as adjusted, a non-GAAP measure, is defined as net income (loss) excluding income (loss) from discontinued operations (net of tax), income taxes, interest expense, depreciation and amortization, long-lived asset impairment, restructuring and other charges, corporate office relocation costs, expensed acquisition and merger-related costs, indemnification (income) expense, net, restatement and other charges, debt extinguishment costs, and other items.

Following the conclusion of fiscal year 2017, earned DCF Performance Units are subject to a time-based vesting schedule pursuant to which one-third of the earned DCF Performance Units subject to the award will vest on each of August 20, 2018, August 20, 2019 and August 20, 2020, subject to continued employment through the applicable vesting date. In addition, the award is subject to accelerated vesting as described below under “Potential Payments upon Termination or Change of Control”. Earned DCF Performance Units are payable in cash based on the market closing price of Archrock’s common stock on the applicable vesting date.

TSR Performance Units. TSR Performance Units may be earned based upon Archrock’s three-year total stockholder return (the "TSR Performance Units"), with payout ranging between 0% and 200% of the units granted. The percentage of each award of TSR Performance Units that will be earned will be determined following the three-year performance period of January 1, 2017 through December 31, 2019, based on Archrock’s TSR performance rank relative to the seventeen companies in its 2017 peer group (the "Comparator Group").

Performance Factor	Threshold (30%)	Target (100%)	Maximum (200%)
Archrock Total Stockholder Return
The Average Fair Market Value(1) at the beginning of the period plus dividends paid over the performance period divided by the Average Fair Market Value at the end of the performance period
	TSR rank = 16th	TSR rank = 9th(2)	TSR rank = 1st
_______________

(1)	Average Fair Market Value as of any given date is the average fair market value of a share of Archrock common stock during the 20 consecutive trading dates ending on and including such date.

(2)
Payout at target assumes no changes in the Comparator Group. In the event a company in the Comparator Group becomes insolvent or liquidates, that company shall remain in the Comparator Group, but will be moved to the lowest rank in the Comparator Group. In the event a company is acquired or merged into another company and is not the surviving company, or as a result of any other corporate transaction, such company shall be removed from the Comparator Group and the percentile payouts shall be ratably adjusted.

As discussed above, based on Archrock’s ordinal rank in the Comparator Group at the conclusion of the three-year performance period, a number of TSR Performance Units ranging from 0% to 200% of the total number of TSR Performance Units granted will become earned. If Archrock’s TSR rank falls between the levels specified in the chart, the percentage of TSR Performance Units that will be earned will be determined using straight-line interpolation between such levels. No payout will be earned if Archrock’s TSR rank is below threshold level. The earned TSR Performance Units are also subject to three-year cliff vesting on August 20, 2020, subject to continued employment through the vesting date. In addition, the award is subject to accelerated vesting as described below under “Potential Payments upon Termination or Change of Control”. Each earned TSR Performance Unit is payable as a share of Archrock common stock upon vesting.

Partnership Phantom Units. During 2017, Messrs. Childers, Ingersoll, Rice and Miller received an award of Partnership phantom units with DERs, granted by our compensation committee. The Partnership phantom units are subject to a time-based vesting schedule pursuant to which one-third of the award will vest on each of August 20, 2018, August 20, 2019 and August 20, 2020, subject to continued service through each vest date. In addition, the award is subject to accelerated vesting as described below under “Potential Payments upon Termination or Change of Control”, subject to the approval of our compensation committee. Each earned Partnership Phantom Unit is payable as a Partnership common unit upon vesting.

Inducement Restricted Stock Award. In connection with the commencement of her employment with Archrock on August 7, 2017, Ms. Hildebrandt was granted a one-time restricted stock award with a grant-date value of $550,000. The terms and conditions of this restricted stock award are described in more detail below under "Executive Employment Letters" and as set forth in the Grants of Plan-Based Awards Table for 2017.

Retirement Savings, Health and Welfare Benefits

Our Named Executive Officers (other than Mr. Guba) participate in Archrock’s company-sponsored benefit programs on generally the same basis as Archrock’s other salaried employees. These benefits are designed to provide retirement income and protection against the financial hardship that can result from illness, disability or death.

Retirement Savings Plan. The Archrock 401(k) Plan allows certain Archrock employees who are U.S. citizens, including our Named Executive Officers (other than Mr. Guba), to defer a portion of their eligible salary, up to the Code maximum deferral amount, on a pre-tax basis or on a post-tax (Roth) basis. Participants make contributions to an account maintained by an independent trustee and direct how those contributions are invested. Archrock matches 100% of a participant’s contribution up to a maximum of 5% of his or her annual eligible compensation. Participants vest in Archrock’s matching contributions after two years of employment.

Deferred Compensation Plan. The Archrock Deferred Compensation Plan (the “Deferred Compensation Plan”) allows certain key Archrock employees who are U.S. citizens, including our Named Executive Officers (other than Mr. Guba), to defer receipt of their compensation, including up to 100% of their salaries and bonuses, and be credited with Archrock contributions designed to serve as a make-up for the portion of the employer-matching contribution that cannot be made under the Archrock 401(k) Plan due to Code limits. Participants generally must make elections relating to compensation deferrals and plan distributions in the year preceding that in which the compensation is earned. Contributions to the Deferred Compensation Plan are self-directed investments in the various funds available under the plan. There are thus no interest calculations or earnings measures other than the performance of the investment funds selected by the participant. Participants direct how their contributions are invested and may change these elections at any time, provided that such changes in elections comply with Section 409A of the Code.

Health and Welfare Benefit Plans. Archrock maintains a standard complement of health and welfare benefit plans for its employees, including our Named Executive Officers (other than Mr. Guba), which provide medical, dental and vision benefits, health savings and flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance and life insurance coverage. These benefits are provided to our Named Executive Officers on the same terms and conditions as they are provided to Archrock’s other employees.

Perquisites. As in prior years, the only perquisite provided by Archrock to our Named Executive Officers (other than Mr. Guba) was tax preparation and planning services, a taxable benefit. Archrock’s policy prohibits tax gross-ups on perquisites.

Executive Employment Letters

Employment Letters. On November 3, 2015, each of Messrs. Childers, Ingersoll, Rice, Miller and Wayne, who then served as our Named Executive Officers, and on August 7, 2017, Ms. Hildebrandt, entered into employment letters with Archrock which set forth the applicable executive’s title and reporting relationship, base salary, annual target incentive and eligibility for annual equity awards (the “Employment Letters”). Under the Employment Letters, each such Named Executive Officer is eligible for an annual base salary, annual short-term incentive target and annual equity award value, which annual short-term incentive and annual equity award value are subject to annual review in the discretion of Archrock’s Compensation Committee. In addition, each Employment Letter provides that the applicable executive is eligible to participate in all employee benefit plans maintained by Archrock for the benefit of its executives generally. Pursuant to their respective Employment Letters, (i) Mr. Ingersoll received a cash retention payment of $76,160 in 2017, which was designed to encourage the continued service of Mr. Ingersoll up to and following the Spin-off, and (ii) Ms. Hildebrandt received a one-time grant of restricted stock with a grant date value of $550,000 as an inducement to her commencement of employment with Archrock, which is subject to three-year ratable vesting.

Severance Benefit Agreements and Change of Control Arrangements

Severance Benefit and Change of Control Agreements. Archrock has entered into severance benefit agreements and change of control agreements with each of our Named Executive Officers (other than Mr. Guba). Archrock’s Compensation Committee believes that severance and change of control agreements are necessary to attract and retain executive talent and are, therefore, a customary part of executive compensation. The change of control agreements are structured as “double trigger” agreements. In other words, the change of control alone does not trigger benefits; rather, benefits are paid only if the executive incurs a qualifying termination of employment within six months before or 18 months following a change of control. See “Potential Payments upon Termination or Change of Control,” below, for a description of the terms of the change of control agreements and the severance benefit agreements with our Named Executive Officers during 2017, as well as estimates of the potential payouts under those agreements.

Equity Plans. All outstanding awards granted to Archrock employees, including our Named Executive Officers, under the 2013 Stock Incentive Plan and the Partnership Plan are structured as “double trigger” arrangements - that is, the grantee is only entitled to accelerated vesting in connection with a change in control if the grantee incurs a qualifying termination of employment within 18 months following the change in control. See “Potential Payments upon Termination or Change of Control,” below, for more information about equity vesting under various circumstances.

Service Agreement - Raymond K. Guba

Archrock entered into an interim services agreement (the "Service Agreement") with Tatum pursuant to which Mr. Guba has provided services as Interim Chief Financial Officer since December 12, 2017. As such, Mr. Guba does not receive a salary, is not currently eligible for bonuses or equity and does not have an employment agreement, severance agreement or change of control agreement with Archrock. Under the terms of the Service Agreement, Archrock pays Tatum an hourly rate of $345 for Mr. Guba's services. In addition, the Service Agreement provides for the reimbursement of Mr. Guba's reasonable and customary business expenses. The amount of professional fees paid by Archrock to Tatum corresponding to Mr. Guba's service as Interim Chief Financial Officer in fiscal 2017 was $28,290 plus a security deposit of $41,400, and the amount of expenses covered or reimbursed during this time period was $274. We nor Archrock have any prior relationships with Tatum.

Other Policies and Considerations

Unit Ownership Requirements. We do not have any policy or guidelines that require specified ownership of our common units by our directors or executive officers or any unit retention guidelines applicable to equity-based awards granted to directors or executive officers. As of February 15, 2018, our independent directors collectively held 102,321 common units, and our current Named Executive Officers collectively held 100,324 common units and 146,626 unvested phantom units with DERs.

Prohibition on Hedging and Pledging. Archrock’s policy prohibits all employees and directors from entering into any transaction designed to hedge or offset any decrease in the market value of Archrock’s or our equity securities, including purchasing financial instruments (such as variable forward contracts, equity swaps, collars or exchange funds), or otherwise trading in market options (such as puts or calls), warrants, or other derivative instruments of our equity securities. In addition, our Named Executive Officers and directors may not pledge, hypothecate or otherwise encumber Archrock’s or our equity securities as collateral for indebtedness.

Tax and Accounting Considerations

Section 162(m) of the Code. As we are a partnership and not a corporation taxable as such for U.S. federal income tax purposes, we are not subject to the executive compensation tax deductible limitations of Section 162(m) of the Code. However, as Archrock has an ownership interest in our equity securities, our compensation committee has historically been mindful of the impact that Section 162(m) may have on compensatory deductions passed through to Archrock. In light of the repeal of the performance-based compensation exception to Section 162(m) of the Code for tax years beginning after December 31, 2017, the Archrock Compensation Committee expects in the future to approve compensation that is non-deductible for income tax purposes.

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

Accounting for Stock-Based and Unit-Based Compensation. We and Archrock have followed Financial Accounting Standards Board Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”) in accounting for stock-based and unit-based compensation awards. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based and unit-based awards using a variety of assumptions. ASC 718 also requires companies to recognize the compensation cost of their stock-based and unit-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Archrock expects that it will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to its and our equity incentive award plans and programs. As accounting standards change, Archrock may revise certain programs to appropriately align accounting expenses of its and our equity awards with Archrock’s overall executive compensation philosophy and objectives.

Compensation Committee Report

The compensation committee of the board of directors of Archrock GP LLC has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K.

Submitted by the Compensation Committee

G. Stephen Finley
James G. Crump
Edmund P. Segner, III, Chair

COMPENSATION TABLES

Summary Compensation Table for 2017

The following table shows the compensation paid during the years shown to our Named Executive Officers. The numbers presented below are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

Name and Title	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)		All Other Compensation ($)(5)	Total ($)
D. Bradley Childers,	2017	750,769	—	3,299,968	—	836,000		395,452	5,282,189
President and Chief	2016	769,231	—	2,999,997	—	753,000	(6)	383,376	4,905,604
Executive Officer	2015	800,000	—	5,300,002	—	500,000		205,409	6,805,411
Raymond K. Guba, (7)	2017	—	—	—	—	—		—	—
Interim Chief Financial Officer
Stephanie C. Hildebrandt, (8)	2017	150,000	—	549,998	—	100,000		21,005	821,003
Senior Vice President and
General Counsel
Jason G. Ingersoll,	2017	281,539	76,160	349,961	—	234,897		53,224	995,781
Senior Vice President, Marketing	2016	288,462	73,920	299,999	—	130,000		40,260	832,641
and Sales
Robert E. Rice,	2017	375,385	—	674,993	—	229,026		104,639	1,384,043
Senior Vice President	2016	384,616	—	600,005	—	225,000		104,523	1,314,144
and Chief Operating Officer	2015	400,001	396,039	1,453,969	—	181,000		57,257	2,488,266
David S. Miller,	2017	290,654	—	574,977	—	—		861,092	1,726,723
Former Senior Vice President and	2016	317,309	—	499,999	—	210,000		79,004	1,106,312
Chief Financial Officer	2015	330,000	132,027	817,985	—	325,000		44,809	1,649,821
Donald C. Wayne,	2017	133,702	—	459,991	—	—		100,818	694,511
Former Senior Vice President	2016	360,577	—	499,999	—	200,000		74,428	1,135,004
and General Counsel	2015	375,001	132,030	817,984	—	350,000		44,822	1,719,837

(1)	Amounts reported in this column reflect base salaries earned on a fiscal year basis.

(2)
The amount in this column for 2017 represents a cash retention payment awarded in 2015, pursuant to Mr. Ingersoll’s Employment Letter, and was designed to encourage continued service of Mr. Ingersoll up to and following the Spin-off.

(3)
The amounts in this column for 2017 represent the grant date fair value of (i) restricted shares of Archrock common stock, (ii) DCF Performance Units at target level, (iii) TSR Performance Units at target level, and (iv) Partnership phantom units, awarded and recognized by the Partnership. The grant date fair values of the 2017 Performance Units at maximum level were as follows:

Named Executive Officer	DCF Performance Units ($)	TSR Performance Units ($)
D. Bradley Childers	1,649,973	989,989
Raymond K. Guba	—	—
Stephanie C. Hildebrandt	—	—
Jason G. Ingersoll	139,987	69,980
Robert E. Rice	270,000	135,000
David S. Miller	229,996	114,998
Donald C. Wayne	229,996	114,998
The grant date fair value of these awards was calculated in accordance with ASC 718. For a discussion of valuation assumptions, see Note 16 and Note 9, respectively, to the consolidated financial statements in Archrock’s and the Partnership's Annual Report on Form 10-K for the year ended December 31, 2017.

(4)
For Ms. Hildebrandt and Messrs. Childers, Ingersoll and Rice, the amounts in this column for 2017 represent cash payments under the 2017 Incentive Program, which covered the compensation measurement and performance year ended December 31, 2017, and were paid during the first quarter of 2018.

(5)	The amounts in this column for 2017 include the following:

Name	401(k) Plan Company Contribution ($)(a)	Deferred Compensation Plan Company Contribution ($)(b)	DERs / Dividends ($)(c)	Other ($)(d)(e)(f)	Total ($)
D. Bradley Childers	9,450	5,549	374,053	6,400	395,452
Raymond K. Guba	—	—	—	—	—
Stephanie C. Hildebrandt	6,750	750	13,005	500	21,005
Jason G. Ingersoll	9,236	6,351	34,281	3,356	53,224
Robert E. Rice	9,658	7,523	82,608	4,850	104,639
David S. Miller	9,621	—	61,691	789,780	861,092
Donald C. Wayne	9,450	—	26,868	64,500	100,818

(a)	The amounts shown represent Archrock’s matching contributions for 2017.

(b)
Our Named Executive Officers could contribute up to 100% of their base pay and bonus to the Archrock Deferred Compensation Plan, and Archrock made certain matching contributions designed to serve as a make-up for the portion of the employer matching contributions that cannot be made under its 401(k) plan due to Code limits.

(c)
Represents cash payments pursuant to (i) dividends on unvested restricted shares of Archrock’s common stock awarded under the 2013 Stock Incentive Plan, as amended, (ii) dividend equivalents accrued in 2017 which were paid in March 2018 on unvested DCF Performance Units awarded under the 2013 Stock Incentive Plan as finally determined by the Archrock Compensation Committee following conclusion of the 2017 performance period, (iii) dividend equivalents accrued on unvested TSR Performance Units during 2017 based on target performance, the payment of which will be dependent on the number of such units earned during the three-year performance period ending on December 31, 2019, subject also to vesting on August 20, 2020; and (iv) DERs on unvested Partnership phantom units awarded under the Partnership Plan.

(d)
Represents taxable reimbursement of tax preparation and financial planning services and a payment by Archrock ($1,000 for Messrs. Ingersoll, Rice and Miller and $500 for Ms. Hildebrandt) to their individual health savings accounts, provided to all Archrock employees who elected to open such an account.

(e)
For Mr. Miller, also represents the severance payment and benefits payable to him by Archrock upon his December 1, 2017 separation consisting of (i) a lump-sum cash payment of $773,014, and (ii) reimbursement for Archrock’s portion of health and welfare premiums under COBRA for period of twelve months valued at $14,674.

(f)	For Mr. Wayne, also represents the payment by Archrock of consulting fees totaling $60,000 for services provided from his date of termination, May 10, 2017 through December 31, 2017.

(6)
The amount in this column for 2016 represents the payment Mr. Childers would have received had he not voluntarily waived payment. Mr. Childers received no payment for the compensation measurement and performance period ended December 31, 2016.

(7)
Mr. Guba serves as Interim Chief Financial Officer pursuant to the terms of the Services Agreement between Archrock and Tatum and is compensated for his services by Tatum; as such, Mr. Guba is not paid a salary or bonus or granted equity by Archrock.

(8)	Ms. Hildebrandt has served as Senior Vice President and General Counsel since August 7, 2017.

Grants of Plan-Based Awards for 2017

The following table shows the short- and long-term incentive plan awards granted to our Named Executive Officers in 2017. The numbers presented below are the full amounts granted to each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
D. Bradley Childers	3/3/2017	—	880,000	1,760,000	—	60,218	120,436		—	—	824,987
	3/3/2017				—	36,131	72,262		—	—	494,995
	3/3/2017							96,350(4)			1,319,995
	4/26/2017							40,540(5)			659,991
Raymond K. Guba		—	—	—	—	—	—	—	—	—	—
Stephanie C. Hildebrandt	8/7/2017	—	98,000	196,000	—	—	—	54,187(4)	—	—	549,998
Jason G. Ingersoll	3/3/2017	—	195,000	390,000	—	5,109	10,218		—	—	69,993
	3/3/2017				—	2,554	5,108		—	—	34,990
	3/3/2017							12,773(4)			174,990
	3/3/2017							4,299(5)			69,988
Robert E. Rice	3/3/2017	—	280,000	560,000	—	9,854	19,708		—	—	135,000
	3/3/2017				—	4,927	9,854		—	—	67,500
	3/3/2017							24,635(4)			337,500
	4/26/2017							8,292(5)			134,994
David S. Miller	3/3/2017	—	231,000	462,000	—	8,394	16,788		—	—	114,998
	3/3/2017				—	4,197	8,394		—	—	57,499
	3/3/2017							20,985(4)			287,495
	4/26/2017							7,063(5)			114,986
Donald C. Wayne	3/3/2017	—	219,375	438,750	—	8,394	16,788		—	—	114,998
	3/3/2017				—	4,197	8,394		—	—	57,499
	3/3/2017							20,985(4)			287,495

(1)
The amounts in these columns show the range of potential payouts under the 2017 Incentive Program. The actual payouts under the plan were determined in February 2018 and will be paid in March 2018, as shown in the Summary Compensation Table for 2017, above.

(2)
The amounts in these columns show the range of potential payouts of performance units awarded as part of the 2017 LTI Award. “Target” is 100% of the number of 2017 Performance Units awarded. “Threshold” is the lowest possible payout (0% of the grant), and “Maximum” is the highest possible payout (200% of the grant). See also “Long-Term Incentive Compensation - DCF Performance Units” and "Long-Term Incentive Compensation - TSR Performance Units" for more information regarding these awards.

(3)
The grant date fair value of performance units, restricted stock, and Partnership phantom units is calculated in accordance with ASC 718. For a discussion of valuation assumptions, see Note16 and Note 9 (Stock-Based Compensation and Awards), respectively, to the consolidated financial statements in Archrock’s and our Annual Report on Form 10-K for the year ended December 31, 2017.

(4)	Shares of restricted stock awarded under the 2013 Stock Incentive Plan that vest one-third per year over a three-year period, subject to continued service through each vesting date.

(5)	Partnership phantom units awarded under the Partnership Plan that vest one-third per year over a three-year period, subject to continued service through each vesting date.

Outstanding Equity Awards at Fiscal Year-End for 2017

The following table shows our Named Executive Officers’ equity awards and equity-based awards denominated in Archrock common stock and Partnership common units outstanding at December 31, 2017. The numbers presented below are the full amounts received by each Named Executive Officer and have not been adjusted to reflect the amount allocated to us.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($)

D. Bradley Childers	33,772		13.96	3/4/2018	294,358(1)	3,090,759(2)	11,268(3)	118,314(2)
	219,258		6.25	12/12/2018	113,161(4)	1,347,748(5)	99,359(6)	1,043,270(2)
	90,404		15.32	3/4/2020			49,980(7)	524,790(2)
	63,891		25.18	3/4/2021			36,131(8)	379,376(2)

Raymond K. Guba

Stephanie C. Hildebrandt					54,187(1)	568,964(2)

Jason G. Ingersoll					32,403(1)	340,232(2)	802(3)	8,421(2)
					10,676(4)	127,151(5)	9,935(6)	104,318(2)
							4,240(7)	44,520(2)
							2,554(8)	26,817(2)

Robert E. Rice	3,996		13.96	3/4/2018	64,133(1)	673,397(2)	2,219(3)	23,300(2)
	29,855		8.79	3/4/2019	22,789(4)	271,417(5)	19,872(6)	208,656(2)
	18,734		15.32	3/4/2020			8,178(7)	85,869(2)
	13,835		25.18	3/4/2021			4,927(8)	51,734(2)

David S. Miller	13,162		13.96	3/1/2018

Donald C. Wayne

(1)
Includes shares of Archrock restricted stock awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on the initial vesting date shown below. All awards are subject to the applicable individual’s continued service through each vesting date.

Name	Unvested Shares	Initial Vesting Date
D. Bradley Childers	33,805	3/4/2016
	164,203	3/4/2017
	96,350	8/20/2018
Stephanie C. Hildebrandt	54,187	8/20/2018
Jason G. Ingersoll	3,210	3/4/2016
	16,420	3/4/2017
	12,773	8/20/2018
Robert E. Rice	6,658	3/4/2016
	32,840	3/4/2017
	24,635	8/20/2018

(2)	Based on the market closing price of Archrock’s common stock on December 29, 2017: $10.50.

(3)
Archrock performance units awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2016, subject to continued service through each vesting date. Amounts shown are the actual number of units earned, as determined by the Archrock Compensation Committee following the conclusion of the applicable performance period.

(4)	Phantom units awarded under the Partnership Plan that vest at the rate of one-third per year beginning on the initial vesting date shown below, subject to continued service through each vesting date.

Name	Unvested Units	Initial Vesting Date
D. Bradley Childers	8,846	3/4/2016
	63,775	3/4/2017
	40,540	8/20/2018
Jason G. Ingersoll	6,377	3/4/2017
	4,299	8/20/2018
Robert E. Rice	1,742	3/4/2016
	12,755	3/4/2017
	8,292	8/20/2018

(5)	Based on the market closing price of the Partnership’s common units on December 29, 2017: $11.91.

(6)
Archrock performance units awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on March 4, 2017, subject to continued service through each vesting date. Amounts shown are the actual number of units earned, as determined by the Archrock Compensation Committee following the conclusion of the applicable performance period.

(7)
Archrock DCF Performance Units awarded under the 2013 Stock Incentive Plan that vest at the rate of one-third per year beginning on August 20, 2018, subject to continued service through each vesting date. Amounts shown are the actual number of units earned, as determined by the Archrock Compensation Committee following the conclusion of the 2017 performance period.

(8)
Archrock TSR Performance Units awarded under the 2013 Stock Incentive Plan that cliff vest on August 20, 2020, subject to continued service through the vest date. Amounts shown are the number of units awarded at target performance. The number of actual units paid will be determined by the Archrock Compensation Committee following the conclusion of the three-year performance period, January 1, 2017 through December 31, 2019.

Option Exercises and Stock Vested for 2017

The following table shows the value realized by the Named Executive Officers upon stock option exercises and vesting of equity awards covering Archrock common stock and Partnership common units during 2017. The value realized upon vesting represents the total value to each Named Executive Officer and does not represent the amount allocated to us.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares and Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
D. Bradley Childers	—	—	292,996	4,053,261
Raymond K. Guba	—	—	—	—
Stephanie C. Hildebrandt	—	—	—	—
Jason G. Ingersoll	—	—	22,262	317,363
Robert E. Rice	—	—	79,482	1,036,371
David S. Miller	—	—	103,397	1,221,019
Donald C. Wayne	—	—	41,232	587,832

(1)	Includes Archrock restricted stock and cash-settled performance units and Partnership phantom units that vested during 2017.

(2)
The value realized for vested awards was determined by multiplying the fair market value of Archrock’s common stock (the market closing price of Archrock common stock on the vesting date) or Partnership phantom units (the market closing price of the Partnership’s common units on the vesting date) by the number of shares or units that vested. Shares and units vested on various dates throughout the year; therefore, the value listed represents the aggregate value of all shares and units that vested for each Named Executive Officer in 2017.

Nonqualified Deferred Compensation for 2017

The following table shows the Named Executive Officers’ compensation for 2017 under Archrock’s nonqualified deferred compensation plan.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
D. Bradley Childers	244	5,549	42,317	—	309,071
Raymond K. Guba	—	—	—	—	—
Stephanie C. Hildebrandt	—	750	—	—	—
Jason G. Ingersoll	—	6,351	1,210	—	23,416
Robert E. Rice	—	7,523	273	—	16,802
David S. Miller	681	—	180	—	11,232
Donald C. Wayne	744	—	4,515	70,689	—

(1)
The amounts in this column represent Archrock’s contributions to each of Messrs. Childers, Ingersoll, Miller, Rice and Wayne's Deferred Compensation Plan account earned in 2017 but paid in the first quarter of 2018. These amounts are included in “All Other Compensation” in the Summary Compensation Table for 2017, above, but are not included in “Aggregate Balance at Last Fiscal Year End.”

Under the Archrock Deferred Compensation Plan, eligible Archrock employees are permitted to defer receipt of up to 100% of their base salary, annual bonus and, if designated by the plan administrator, regular commissions. Archrock also makes certain employer matching contributions designed to serve as a make-up for the portion of the employer matching contributions that cannot be made under the 401(k) plan due to Code limits. The amounts deferred under each participant’s Archrock Deferred Compensation Plan account are deemed to be invested in investment alternatives chosen by the participant from a range of choices established by the plan administrator. The balances of participant accounts are adjusted to reflect the gains or losses that would have been obtained if the participant contributions had actually been invested in the applicable investment alternatives.

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

The Archrock Deferred Compensation Plan is administered by Archrock’s Compensation Committee. The Archrock Deferred Compensation Plan is an unfunded plan for tax purposes and for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended. Archrock has also established a “rabbi trust” to satisfy its obligations under the Deferred Compensation Plan.

Potential Payments upon Termination or Change of Control

Severance Benefit Agreements. Archrock has entered into a severance benefit agreement with each of our Named Executive Officers (other than Mr. Guba). Each such agreement provides that if the executive’s employment is terminated by Archrock without cause or by the executive with good reason at any time through the term of the agreement (one year, to be automatically renewed for successive one-year periods until notice of non-renewal is given by either party), he or she will receive a lump sum payment in cash on the 35th day after the termination date equal to the sum of:

•	his or her annual base salary then in effect;

•	his or her target annual incentive bonus opportunity for the termination year;

•	a pro-rated portion of his or her target annual incentive bonus opportunity for the termination year based on the length of time during which he or she was employed during such year; and

•	any earned but unpaid annual incentive award for the fiscal year ending prior to the termination date.

In addition, the executive would be entitled to:

•
the accelerated vesting as of the termination date of that portion of his or her outstanding unvested (i) Archrock equity, equity-based or cash awards, and (ii) Partnership phantom units (subject to the consent of our compensation committee), in each case, that was scheduled to vest on the next vesting date immediately following the termination date. In the case of outstanding performance shares or units which are based in common stock of Archrock and subject to time-based cliff vesting at the end of a three-year performance period (including the TSR Performance Units), such shares or units shall vest with respect to one-third (if the termination date occurs in the first year of the performance period), two-thirds (if the termination date occurs in the second year of the performance period) or 100% (if the termination date occurs in the third year of the performance period) of the underlying performance shares or units; and

•	continued coverage under Archrock’s medical benefit plans for the executive and his or her eligible dependents for up to one year following the termination date.

Each executive’s entitlement to the payments and benefits under his or her severance benefit agreement is subject to his or her execution of a waiver and release for Archrock’s benefit. In addition, each executive is subject to non-disparagement restrictions following termination.

Change of Control Agreements. Archrock has entered into a change of control agreement with each of our Named Executive Officers (other than Mr. Guba). Each such agreement provides that if the executive’s employment is terminated by Archrock other than for cause, death or disability, or by the executive for good reason (in each case, a “Qualifying Termination”), within six months before or 18 months following a change of control (as defined in the change of control agreements), he or she would receive a cash payment within 60 days after the termination date equal to:

•
two times (three times in the case of Mr. Childers) his or her current annual base salary plus two times (three times in the case of Mr. Childers) his or her target annual incentive bonus opportunity for that year;

•	a pro-rated portion of the target annual incentive bonus opportunity for the termination year based on the length of time during which the executive was employed during such year;

•	any earned but unpaid annual incentive award for the fiscal year ending prior to the termination date; and

•
two times the total of Archrock’s contributions that would have been credited to him or her under the Archrock 401(k) Plan and any other deferred compensation plan had he or she made the required amount of elective deferrals or contributions during the 12 months immediately preceding the termination month.

In addition, the executive would be entitled to:

•	any amount previously deferred, or earned but not paid, by him or her under Archrock’s incentive and nonqualified deferred compensation plans or programs as of the termination date;

•	continued coverage under Archrock’s medical benefit plans for the executive and his or her eligible dependents for up to two years following the termination date; and

•
the accelerated vesting of all his or her Archrock unvested stock options, restricted stock, restricted stock units or other stock-based awards and all Partnership phantom units, unit appreciation rights, unit awards or other unit-based awards and all cash-based incentive awards.

The change of control agreements do not provide for tax gross-ups. Instead, the agreements include a Section 280G “best pay” provision pursuant to which in the event any payments or benefits received by the executive would be subject to an excise tax under Section 4999 of the Code, the executive will receive either the full amount of his or her payments or a reduced amount such that no portion of the payments is subject to the excise tax (whichever results in the greater after-tax benefit to the executive).
Each executive’s entitlement to the payments and benefits under his or her change of control agreement is also subject to his or her execution of a waiver and release for Archrock’s benefit. In addition, in the event an executive receives payments from Archrock under his or her change of control agreement, such executive will be subject to confidentiality, non-disclosure, non-solicitation and non-competition restrictions for two years following a termination of his or her employment.
Vesting of Equity-Based Incentives

Upon a Change of Control. The award agreements for all outstanding equity awards provide that no portion of the award shall be subject to accelerated vesting solely upon a change of control. Instead, such awards will be subject to accelerated vesting only if a termination of the applicable executive’s employment by Archrock without cause or by the executive for good reason occurs within eighteen months following a change of control.

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

Payments to Mr. Miller Upon Separation. In connection with Mr. Miller's separation from Archrock on December 1, 2017, he became eligible to receive certain payments and benefits pursuant to his severance benefit agreement, as described above under "Severance Benefit Agreements." These payments and benefits consisted of (i) a lump-sum cash payment equal to $789,475, consisting of the sum of (a) Mr. Miller's annual salary, (b) Mr. Miller's target annual incentive bonus opportunity, (c) a pro-rated target incentive for the year of termination, (d) payment of Archrock’s portion of health and welfare premiums under COBRA for a twelve-month period, plus (e) accrued dividend equivalents for the DCF Performance Units based upon actual performance as determined by the Archrock Compensation Committee, and (ii) accelerated vesting of Mr. Miller's Archrock and Partnership equity awards that would have otherwise vested on the next vesting date immediately following his separation (valued, in the aggregate, at $504,701).

Payments to Mr. Wayne Upon Separation. In order to ensure an effective transition and to continue to obtain the advice and counsel of Mr. Wayne regarding certain pending matters, Archrock entered into a consulting agreement with Mr. Wayne, effective upon his termination on May 10, 2017 and through December 31, 2017. Pursuant to the consulting agreement, Mr. Wayne was paid by Archrock $10,000 per full month for his services as a consultant (for a total of $60,000).

Potential Payments. The following tables show the potential payments to the Named Executive Officers upon a theoretical termination of employment or change of control (as applicable) occurring on December 31, 2017. The amounts shown assume an Archrock common stock value of $10.50 per share and a Partnership common unit value of $11.91 per unit (the December 29, 2017 market closing prices, respectively). The actual amount paid out to an executive upon an actual termination or change of control can only be determined at the time of such event. Messrs. Wayne and Miller, whose employment terminated on May 10, 2017 and December 1, 2017, respectively, are not included in the tables below; however, the payments and benefits that Mr. Miller received in connection with his termination are described above under “Payments to Mr. Miller Upon Separation” and the payments that Mr. Wayne received in connection with certain post-termination consulting services provided to Archrock are described above under “Payments to Mr. Wayne Upon Separation”.

Potential Payments upon Termination or Change of Control

Name	Termination Due to Death or Disability ($)(1)		Termination Without Cause or Resignation with Good Reason ($)(2)		Change of Control Without a Qualifying Termination ($)	Change of Control with a Qualifying Termination ($)
D. Bradley Childers
Cash Severance	—		2,560,000	(3)	—	5,920,000	(4)
Stock Options	—		—		—	—
Restricted Stock (5)	3,178,544		1,177,196		—	3,178,544
Phantom Units (6)	1,347,748		466,808		—	1,347,748
Performance Awards (7)	2,233,906		1,084,053		—	2,233,906
Other Benefits (8)	—		10,890		—	86,057
Total Pre-Tax Benefit	6,760,198		5,298,947		—	12,766,255
Raymond K. Guba
Cash Severance	—	0	—	(3)	—	—	(4)
Stock Options	—		—		—	—
Restricted Stock (5)	—		—		—	—
Phantom Units (6)	—		—		—	—
Performance Awards (7)	—		—		—	—
Other Benefits (8)	—		—		—	—
Total Pre-Tax Benefit	—		—		—	—
Stephanie C. Hildebrandt
Cash Severance	—		897,000	(3)	—	1,540,500	(4)
Stock Options	—		—		—	—
Restricted Stock (5)	568,964		568,964		—	568,964
Phantom Units (6)	—		—		—	—
Performance Awards (7)	—		—		—	—
Other Benefits (8)	—		5,275		—	25,551
Total Pre-Tax Benefit	568,964		1,471,239		—	2,135,015
Jason G. Ingersoll
Cash Severance	—		690,000	(3)	—	1,185,000	(4)
Stock Options	—		—		—	—
Restricted Stock (5)	378,510		157,306		—	378,510
Phantom Units (6)	127,151		42,384		—	127,151
Performance Awards (7)	202,291		101,222		—	202,291
Other Benefits (8)	—		14,382		—	69,583
Total Pre-Tax Benefit	707,952		1,005,294		—	1,962,535
Robert E. Rice
Cash Severance	—		960,002	(3)	—	1,640,004	(4)
Stock Options	—		—		—	—
Restricted Stock (5)	709,801		315,632		—	709,801
Phantom Units (6)	271,417		93,930		—	271,417
Performance Awards (7)	412,306		158,085		—	412,306
Other Benefits (8)	—		7,198		—	47,462
Total Pre-Tax Benefit	1,393,524		1,534,847		—	3,080,990

(1)	“Disability” is defined in the Partnership’s form of award agreement for phantom units and in the 2013 Stock Incentive Plan for all other equity awards.

(2)	“Cause” and “Good Reason” are defined in the severance benefit agreements.

(3)
If the executive had been terminated without Cause or resigned with Good Reason on December 31, 2017, under the executive’s severance benefit agreement, his or her cash severance would consist of (i) the sum of base salary and target annual incentive bonus (calculated as a percentage of annual base salary for 2017), plus (ii) the executive’s target annual incentive bonus (calculated as a percentage of annual base salary for 2017).

(4)
If the executive had been subject to a Change of Control followed by a Qualifying Termination (as defined in the executive’s change of control agreement) on December 31, 2017, under the executive’s change of control agreement his or her cash severance would consist of (i) two times (three times for Mr. Childers) the sum of base salary and target annual incentive bonus (calculated as a percentage of annual base salary for 2017), plus (ii) the executive’s target annual incentive bonus (calculated as a percentage of his or her annual base salary for 2017).

(5)
The amounts in this row represent the value of the accelerated vesting of the executive’s unvested restricted stock of Archrock based on the December 29, 2017 market closing prices of Archrock’s common stock.

(6)
The amounts in this row represent the value of the accelerated vesting of the executive’s unvested Partnership phantom units, based on the December 29, 2017 market closing price of the Partnership’s common units.

(7)
The amounts in this row represent the value of the accelerated vesting of the executive’s unvested performance awards of Archrock based on the December 29, 2017 market closing price of Archrock’s common stock.

(8)
The amounts in this row represent each Named Executive Officer’s right to the payment, as applicable, of (i) in the event of a termination without Cause or voluntary resignation for Good Reason, medical benefit premiums for a one-year period, or (ii) in the event of a Qualifying Termination in connection with a change in control, medical benefit premiums for a two-year period and two times Archrock’s contributions for the preceding 12 months under the 401(k) Plan and deferred compensation plan.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the relationship of the annual total compensation of Archrock’s employees and the annual total compensation of Mr. Childers, our Chief Executive Officer. Archrock considers the pay ratio specified below to be a reasonable estimate, calculated in a manner that is intended to be consistent with Item 402(u) of Regulation S-K.

Mr. Childers had an annual total compensation of $5,282,189 for 2017 as reflected in the “Total” column of our Summary Compensation Table included in this Proxy Statement. With respect to the annual total compensation of the median employee, Archrock identified and calculated the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation for 2017 of $68,638. As a result, Archrock estimates that Mr. Childers' 2017 annual total compensation was approximately 77 times that of the median of the annual total compensation of all of its employees (other than the CEO).

In determining the median employee, Archrock prepared a listing of all employees (including full-time, part-time, seasonal and temporary employees) as of December 31, 2017 and the total compensation of each such employee for fiscal year 2017.  The median employee was selected from this list.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on Archrock’s payroll and employment records and the methodology described above. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2017 with respect to the compensation plans under which our common units are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (#)
Equity compensation plans approved by security holders (1)	153,029	—	(2)	1,923,629
Equity compensation plans not approved by security holders	—	—		—
Total	153,029	—		1,923,629
——————

(1)
Includes phantom units granted under the 2006 LTIP, which expired in October 2016, and the 2017 LTIP. For more information about these plans, see Note 9 (“Unit-Based Compensation”) to our Financial Statements.

(2)	Phantom units do not have an exercise price.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 15, 2018, with respect to persons known to us to be the beneficial owners of more than five percent of our outstanding common units. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act.

Name and Address of Beneficial Owner	Common Units Beneficially Owned	Percent of Common Units Beneficially Owned(1)
Harvest Funds Advisors LLC (2) 100 West Lancaster Avenue Wayne, PA 19087	5,896,108	8%
Goldman Sachs Assets Management(3) 200 West Street New York, NY 10282	4,499,572	6%
OppenheimerFunds, Inc.(4) Two World Financial Center 225 Liberty Street New York, NY 10281	8,358,342	12%
Archrock, Inc. 9807 Katy Freeway, Suite 100 Houston, TX 77024	29,064,637	41%
——————

(1)
As a percentage of the total limited partner interest. When taking into consideration the 2% general partner interest, the percentages reflected in this column are 8%, 6%, 12% and 43% (including the general partner interest), respectively.

(2)
Based solely on a review of the Schedule 13D jointly filed by Harvest Funds Advisors LLC, Harvest Fund Holdco L.P., Blackstone Harvest Holdco L.L.C., Blackstone Intermediary Holdco L.LC., Blackstone Advisory Partners, L.P., Blackstone Advisory Services L.L.C., Blackstone Holdings I L.P., Blackstone Holdings I/II GP Inc., The Blackstone Group L.P., Blackstone Group Management L.L.C. and Stephen A. Schwarzman on October 26, 2017.

(3)
Based solely on a review of the Schedule 13G jointly filed by Goldman Sachs Asset Management, L.P. and GS Investment Strategies, LLC (collectively, “Goldman Sachs Asset Management”) on January 30, 2018.

(4)	Based solely on a review of the Schedule 13G/A filed by OppenheimerFunds, Inc. on February 6, 2018.

Security Ownership of Management

The following table sets forth information as of February 15, 2018, with respect to our common units beneficially owned by Archrock GP’s directors, Named Executive Officers and all of our current directors and executive officers as a group. Each beneficial owner has sole voting and investment power with respect to all the units attributed to him.

Name of Beneficial Owner	Units Owned Directly	Phantom Units(1)	Total Ownership	Percent of Class
Named Executive Officers
D. Bradley Childers	80,022	40,733	120,755	*
Raymond K. Guba	—	—	—	*
Stephanie C. Hildebrandt	—	—	—	*
Jason G. Ingersoll	2,828	3,188	6,016	*
Robert E. Rice	17,474	8,119	25,593	*
David S. Miller	26,635	—	26,635	*
Donald C. Wayne	10,969	—	10,969	*
Directors	—
James G. Crump	35,039	—	35,039	*
G. Stephen Finley	37,646	—	37,646	*
Edmund P. Segner, III	29,636	—	29,636	*
All directors, Named Executive Officers and current executive officers as a group (11 persons)	240,249	52,040	292,289	*
——————

*	Less than 1%

(1)	Only includes phantom units that vest within 60 days of February 15, 2018.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Distributions and Payments to Our General Partner and its Affiliates

As of December 31, 2017, Archrock and its subsidiaries owned 29,064,637 common units, which constitutes 41% of the limited partner interest in us, and 1,421,768 general partner units, which constitute the entire 2% general partner interest in us. Archrock is, therefore, a “related person” relative to us under SEC regulations, and we believe that Archrock has and will continue to have a direct and indirect material interest in its various transactions with us.

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

During the year ended December 31, 2017, our General Partner and its affiliates received aggregate distributions of $1.6 million on their general partner units and $33.1 million on their common units. On February 13, 2018, our General Partner and its affiliates received a quarterly distribution with respect to the period from October 1, 2017 to December 31, 2017, of $0.4 million on their general partner units and $8.3 million on their common units.

Payments to our General Partner and its affiliates
We reimburse Archrock and its affiliates for the payment of all direct and indirect expenses incurred on our behalf. For further information regarding the reimbursement of these expenses, see “— Omnibus Agreement” below.

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

Unless the Omnibus Agreement is terminated earlier due to a change of control of Archrock GP, our General Partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2018 or on the date on which a change of control of Archrock occurs, whichever event occurs first. If a change of control of Archrock occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Archrock will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

Additionally, Archrock will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Archrock for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Archrock indemnification obligations. For the year ended December 31, 2017, there were no requests for indemnification by either party.

Transfer, Exchange or Lease of Compression Equipment with Archrock

If Archrock determines in good faith that we or Archrock’s contract operations services business need to transfer, exchange or lease compression equipment between Archrock and us, the Omnibus Agreement permits such equipment to be transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (i) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it, (ii) agree to lease such compression equipment from the transferor or (iii) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it. These provisions will terminate on December 31, 2018 unless terminated earlier as discussed above.

During the year ended December 31, 2017, we transferred ownership of 249 compressor units, totaling approximately 156,600 horsepower with a net book value of $78.9 million, to Archrock. In exchange, Archrock transferred ownership of 251 compressor units, totaling approximately 145,000 horsepower with a net book value of $74.9 million, to us. During the year ended December 31, 2017, we recorded capital distributions of $4.0 million related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers.

At December 31, 2017, we had equipment on lease to Archrock with an aggregate cost and accumulated depreciation of $3.6 million and $0.3 million, respectively. During the year ended December 31, 2017, we had revenue of $0.7 million from Archrock related to the lease of our compression equipment and cost of sales of $1.0 million with Archrock related to the lease of Archrock compression equipment.

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

Archrock charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Archrock’s other operations are allocated among Archrock’s other operations and us. The allocation methodologies vary based on the nature of the charge and have included, among other things, headcount and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable. Included in our cost of sales during the year ended December 31, 2017 was $17.3 million of indirect costs incurred by Archrock. Included in our SG&A expense during the year ended December 31, 2017 was $68.7 million of indirect costs incurred by Archrock.

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

Our Code of Business Conduct provides that directors and executive officers (and, to the extent not executive officers, our principal financial officer and principal accounting officer) must obtain authorization from the audit committee for any conflict of interest. When deciding whether to authorize such a transaction, the audit committee may consider, among other things, the nature of the transaction and the relationship, the dollar amount involved and the availability of reasonable alternatives.

Our board of directors has established a conflicts committee to carry out certain duties set forth in our Partnership Agreement and the Omnibus Agreement, and to carry out any other duties delegated by the board of directors that involve or relate to conflicts of interests between us and Archrock, including its operating subsidiaries. The related party transactions in which we engaged in 2017 were typically of a recurring, ordinary course nature with Archrock. The conflicts committee reviews on a quarterly basis these recurring, ordinary course transactions with Archrock.

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

Director Independence

See Part III, Item 10 (“Directors, Executive Officers and Corporate Governance — Board of Directors”) of this 2017 Form 10-K for a discussion of director independence matters.

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2017 and 2016, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, were billed to Archrock and then charged to us. The services rendered during the years ended December 31, 2017 and 2016 were for the audit of our annual financial statements and work related to registration statements and cost approximately $0.8 million and $0.9 million, respectively. All of the fees during each of the years ended December 31, 2017 and 2016 were “Audit Fees,” and none of those fees constituted “Audit-Related Fees,” “Tax Fees” or “All Other Fees” as such terms are defined by the SEC.

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

All services performed by the independent registered public accounting firm during 2017 and 2016 were approved in advance by our audit committee. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to our audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair, or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this 2017 Form 10-K

1.	Financial Statements. The following financial statements are filed as a part of this 2017 Form 10-K.

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted as they are not required under the relevant instructions.

3.	Exhibits

Exhibit No.	Description
2.1
Purchase and Sale Agreement, dated February 27, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2014

2.2
Closing Agreement and First Amendment to Purchase and Sale Agreement, dated April 10, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 15, 2014

2.3
Second Amendment to Purchase and Sale Agreement, dated April 22, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

2.4
Purchase and Sale Agreement, dated July 11, 2014, between EXLP Operating LLC and MidCon Compression, L.L.C., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 14, 2014

2.5
Agreement and Plan of Merger, dated as of January 1, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P. and Archrock Partners, L.P., incorporated by reference to Exhibit 2.1 of Archrock Partners’ Current Report on Form 8-K filed on January 2, 2018

2.6
Amendment No. 1 to Agreement and Plan of Merger, dated as of January 11, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P. and Amethyst Merger Sub LLC, incorporated by reference to Exhibit 2.2 of Archrock Partners’ Current Report on Form 8-K filed on January 16, 2018

3.1
Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2
Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3
Certificate of Amendment of Certificate of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

3.4	Composite Certificate of Limited Partnership of Archrock Partners, L.P., incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended on December 31, 2015
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
3.9
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.10
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Archrock Partners, L.P., dated December 22, 2017, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2017

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

10.1
Fourth Amended and Restated Omnibus Agreement, dated November 3, 2015, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Archrock Services, L.P., formerly named Exterran US Services OpCo, L.P., Archrock GP LLC, formerly named Exterran GP LLC, Archrock General Partner, L.P., formerly named Exterran General Partner, L.P., Archrock Partners, L.P., formerly named Exterran Partners, L.P., and Archrock Partners Operating LLC, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2
First Amendment to Fourth Amended and Restated Omnibus Agreement, dated November 19, 2016, by and among Archrock, Inc., Archrock Services, L.P., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P., and Archrock Partners Operating LLC, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2016 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.3
Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.4
Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.5
Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.6
First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2012

10.7
Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

10.8
Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015

10.9
Fifth Amendment to Amended and Restated Senior Secured Credit Agreement and First Amendment to Amended and Restated Collateral Agreement, dated May 2, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2016

10.10
Second Amendment to Amended and Restated Collateral Agreement, dated June 17, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., the other grantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.11†
Universal Compression Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006

10.12†
First Amendment to Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008

10.13†
Second Amendment to Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2008

10.14†
Third Amendment to Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.15†
Fourth Amendment to the Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.16†
Form of Exterran Partners, L.P. (now Archrock Partners, L.P.) Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.17†
Form of Exterran Partners, L.P. (now Archrock Partners, L.P.) First Amendment to Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

10.18
Supply Agreement, dated November 3, 2015, by and among Archrock Services, L.P., EXLP Operating LLC, and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.19
Credit Agreement, dated as of March 30, 2017, among Archrock Partners Operating LLC, as Borrower, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, as an Issuing Bank and as Swingline Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2017

10.20
Pledge and Security Agreement, dated as of March 30, 2017, among Archrock Partners Operating LLC and the other Grantors party thereto in favor or JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2017

10.21†	Archrock Partners, L.P. 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit A to the Partnership’s Definitive Proxy Statement filed March 20, 2017
10.22†
Form of Archrock Partners, L.P. Award Notice and Agreement for Unit Award with DERs for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2017

10.23†	Form of Archrock Partners, L.P. Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2017
21.1*	List of Subsidiaries of Archrock Partners, L.P.
23.1*	Consent of Deloitte & Touche LLP
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
D. Bradley Childers
Chief Executive Officer

February 22, 2018

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Bradley Childers, Raymond K. Guba and Stephanie C. Hildebrandt, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2018.

Signature	Title

/s/ D. BRADLEY CHILDERS
President, Chief Executive Officer and Chairman of the Board, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Executive Officer)

D. Bradley Childers

/s/ RAYMOND K. GUBA	Interim Chief Financial Officer, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Financial Officer)
Raymond Guba

/s/ DONNA A. HENDERSON	Vice President and Chief Accounting Officer, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Accounting Officer)
Donna A. Henderson

/s/ JAMES G. CRUMP	Director, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
James G. Crump

/s/ G. STEPHEN FINLEY	Director, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
G. Stephen Finley

/s/ STEPHANIE C. HILDEBRANDT	Senior Vice President, General Counsel and Secretary of Archrock GP, LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
Stephanie Hildebrandt

/s/ ROBERT E. RICE	Senior Vice President and Director, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Operating Officer)
Robert E. Rice

/s/ EDMUND P. SEGNER III	Director, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
Edmund P. Segner, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Archrock Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archrock Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 2018
We have served as the Partnership’s auditor since 2007.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$8,078	$217
Accounts receivable, trade, net of allowance of $1,296 and $1,398, respectively	67,714	69,974
Current portion of interest rate swaps	186	—
Total current assets	75,978	70,191
Property, plant and equipment	2,727,401	2,655,780
Accumulated depreciation	(953,325)	(903,556)
Property, plant and equipment, net	1,774,076	1,752,224
Intangible assets, net	60,747	76,663
Other long-term assets	19,401	4,296
Total assets	$1,930,202	$1,903,374

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$18,368	$2,948
Accrued liabilities	8,896	4,452
Accrued interest	12,972	12,337
Due to affiliates, net	4,683	8,012
Current portion of interest rate swaps	134	3,226
Total current liabilities	45,053	30,975
Long-term debt	1,361,053	1,342,724
Deferred income taxes	—	2,500
Other long-term liabilities	9,356	5,002
Total liabilities	1,415,462	1,381,201
Commitments and Contingencies (Note 15)
Partners’ capital:
Common units, 70,310,590 and 65,606,655 issued, respectively	501,023	516,208
General partner units, 2% interest with 1,421,768 and 1,326,965 equivalent units issued and outstanding, respectively	11,582	12,027
Accumulated other comprehensive income (loss)	4,476	(4,170)
Treasury units, 113,609 and 86,795 common units, respectively	(2,341)	(1,892)
Total partners’ capital	514,740	522,173
Total liabilities and partners’ capital	$1,930,202	$1,903,374

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$557,503	$562,360	$656,808

Costs and expenses:
Cost of sales (excluding depreciation and amortization) — affiliates	229,355	209,411	258,492
Selling, general and administrative — affiliates	82,035	79,717	85,586
Depreciation and amortization	143,848	153,741	155,786
Long-lived asset impairment	19,106	46,258	38,987
Restructuring charges	—	7,309	—
Goodwill impairment	—	—	127,757
Interest expense	84,291	77,863	74,581
Debt extinguishment costs	291	—	—
Other income, net	(4,384)	(2,594)	(1,391)
Total costs and expenses	554,542	571,705	739,798
Income (loss) before income taxes	2,961	(9,345)	(82,990)
Provision for income taxes	3,382	1,412	1,035
Net loss	$(421)	$(10,757)	$(84,025)

General partner interest in net loss	$(9)	$(213)	$15,832
Common unitholder interest in net loss	$(412)	$(10,544)	$(99,857)

Loss per common unit:
Basic and diluted	$(0.01)	$(0.18)	$(1.71)

Weighted average common units outstanding used in loss per common unit:
Basic and diluted	67,237	60,450	58,539

Distributions declared and paid per common unit	$1.1400	$1.4275	$2.2600

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(421)	$(10,757)	$(84,025)
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	8,207	1,388	(4,705)
Amortization of terminated interest rate swaps	439	—	2,585
Total other comprehensive income (loss)	8,646	1,388	(2,120)
Comprehensive income (loss)	$8,225	$(9,369)	$(86,145)

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)

							Accumulated Other Comprehensive Income (loss)
	Partners’ Capital				Treasury Units
	Common Units		General Partner Units
	$	Units	$	Units	$	Units		Total
Balance, January 1, 2015	$668,714	55,724,022	$19,542	1,129,221	$(1,477)	(61,665)	$(3,438)	$683,341
Issuance of common units for vesting of phantom units		59,580						—
Treasury units purchased					(317)	(13,223)		(317)
Acquisition of a portion of Archrock's contract operations business	107,710	3,963,138	2,198	80,341				109,908
Issuance of common units	1,164	49,774						1,164
Contribution (distribution) of capital, net	2,040		(422)					1,618
Excess of purchase price of equipment over Archrock's cost of equipment	(11,996)		(646)					(12,642)
Cash distributions	(130,637)		(19,353)					(149,990)
Unit-based compensation expense	1,059							1,059
Comprehensive income (loss)	(99,857)		15,832				(2,120)	(86,145)
Balance, December 31, 2015	$538,197	59,796,514	$17,151	1,209,562	$(1,794)	(74,888)	$(5,558)	$547,996
Issuance of common units for vesting of phantom units		70,560						—
Treasury units purchased					(98)	(11,907)		(98)
March 2016 Acquisition	1,799	257,000	37	5,205				1,836
Acquisition of a portion of Archrock's contract operations business	66,364	5,482,581	1,344	111,040				67,708
Issuance of general partner units			8	1,158				8
Contribution (distribution) of capital, net	4,924		184					5,108
Cash distributions	(85,736)		(6,484)					(92,220)
Unit-based compensation expense	1,204							1,204
Comprehensive income (loss)	(10,544)		(213)				1,388	(9,369)
Balance, December 31, 2016	$516,208	65,606,655	$12,027	1,326,965	$(1,892)	(86,795)	$(4,170)	$522,173
Issuance of common units for vesting of phantom units		103,935						—
Treasury units purchased					(449)	(26,814)		(449)
Issuance of common units	60,291	4,600,000						60,291
Issuance of general partner units			1,307	94,803				1,307
Contribution (distribution) of capital, net	1,456		(176)					1,280
Cash distributions	(77,582)		(1,567)					(79,149)
Unit-based compensation expense	1,062							1,062
Comprehensive income (loss)	(412)		(9)				8,646	8,225
Balance, December 31, 2017	$501,023	70,310,590	$11,582	1,421,768	$(2,341)	(113,609)	$4,476	$514,740

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(421)	$(10,757)	$(84,025)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	143,848	153,741	155,786
Long-lived asset impairment	19,106	46,258	38,987
Goodwill impairment	—	—	127,757
Amortization of deferred financing costs	5,624	4,492	3,770
Amortization of debt discount	1,325	1,245	1,170
Amortization of terminated interest rate swaps	439	—	2,585
Debt extinguishment costs	291	—	—
Interest rate swaps	2,183	1,590	603
Unit-based compensation expense	1,062	1,203	1,059
Provision for doubtful accounts	4,104	2,672	2,255
Gain on sale of property, plant and equipment	(4,262)	(3,585)	(1,747)
Loss on non-cash consideration in March 2016 Acquisition	—	635	—
Deferred income tax provision (benefit)	3,384	1,444	(160)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	(1,667)	12,537	(7,986)
Other assets and liabilities	4,317	1,554	1,112
Net cash provided by operating activities	179,333	213,029	241,166
Cash flows from investing activities:
Capital expenditures	(179,319)	(62,345)	(229,202)
Proceeds from sale of property, plant and equipment	31,010	28,858	13,593
Payment for March 2016 Acquisition	—	(13,779)	—
Decrease in amounts due from affiliates, net	—	—	2,322
Net cash used in investing activities	(148,309)	(47,266)	(213,287)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	919,000	257,500	430,500
Repayments of long-term debt	(904,194)	(328,500)	(310,000)
Payments for debt issuance costs	(14,855)	(1,719)	(1,311)
Payments for settlement of interest rate swaps that include financing elements	(1,785)	(3,058)	(3,728)
Distributions to unitholders	(79,149)	(92,220)	(149,990)
Net proceeds from issuance of common units	60,291	—	1,164
Net proceeds from sale of general partner units	1,307	45	—
Purchases of treasury units	(449)	(98)	(317)
Increase (decrease) in amounts due to affiliates, net	(3,329)	2,032	5,980
Net cash used in financing activities	(23,163)	(166,018)	(27,702)
Net increase (decrease) in cash	7,861	(255)	177
Cash at beginning of period	217	472	295
Cash at end of period	$8,078	$217	$472
Supplemental disclosure of cash flow information:
Cash paid for interest	$76,002	$73,738	$69,280
Income taxes paid (refunded), net	(141)	(71)	1,124
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$18,368	$2,934	$2,110
Non-cash capital contribution from limited and general partner	5,247	1,163	9,977
Contract operations equipment acquired/exchanged, net	(3,967)	70,310	99,560
Non-cash consideration in March 2016 Acquisition	—	3,165	—
Common units issued in March 2016 Acquisition	—	1,799	—
Intangible assets allocated in contract operations acquisitions	—	1,147	1,055
Non-cash capital contribution (distribution) due to contract operations acquisitions	—	(17,292)	7,608
Common units issued in contract operations acquisitions	—	85,112	100,267
General partner units issued in contract operations acquisitions	—	1,687	2,033
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

We are a publicly-held Delaware limited partnership formed in June 2006 to provide natural gas contract operations services to customers throughout the U.S.

In November 2015, Exterran Holdings, Inc. completed the Spin-off through the distribution of all of the outstanding shares of common stock of Exterran Corporation. Upon the completion of the Spin-off, Exterran Holdings, Inc. was renamed “Archrock, Inc.” and the ticker symbol for Archrock’s common stock on the New York Stock Exchange was changed to “AROC.” Also effective in November 2015, we were renamed “Archrock Partners, L.P.” and the ticker symbol for our common units on the Nasdaq Global Select Market was changed to “APLP.”

Our General Partner is an indirect wholly-owned subsidiary of Archrock. Our General Partner is a limited partnership, its general partner, Archrock GP, conducts our business and operations and the board of directors and officers of Archrock GP, which we refer to herein as our board of directors and our officers, make decisions on our behalf.

As of December 31, 2017, public unitholders held a 57% ownership interest in us and Archrock owned our remaining equity interests, including the general partner interests and all of the incentive distribution rights.

Proposed Merger

On January 1, 2018, we entered into the Merger Agreement pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as an indirect wholly owned subsidiary of Archrock. Under the terms of the Proposed Merger Agreement, at the effective time of the Proposed Merger, each of our common units not owned by Archrock will be converted into the right to receive 1.40 shares of Archrock common stock and all of the Partnership’s incentive distribution rights, which are owned indirectly by Archrock, will be canceled and will cease to exist.

Completion of the Proposed Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding common units of the Partnership; (ii) approval of the Archrock Share Issuance by a majority of the shares of Archrock common stock present in person or represented by proxy at the special meeting of Archrock stockholders; (iii) expiration or termination of applicable waiting periods under the HSR Act (early termination of the waiting period under the HSR Act was granted on February 9, 2018); (iv) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (v) the effectiveness of a registration statement on Form S-4 relating to the Archrock Share Issuance; (vi) approval for listing on the New York Stock Exchange of the shares of Archrock common stock issuable pursuant to the Archrock Share Issuance; (vii) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (viii) compliance by the other party in all material respects with its covenants.

As a result of the completion of the Proposed Merger, our common units will no longer be publicly traded. All of our outstanding debt is expected to remain outstanding. We and Archrock expect to issue, to the extent not already in place, guarantees of the indebtedness of Archrock and the Partnership. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by our unitholders and approval of the issuance of Archrock common stock in connection with the Proposed Merger by Archrock stockholders, the Proposed Merger is expected to close in the second quarter of 2018.

See Note 17 (“Proposed Merger”) for details of the Proposed Merger.

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

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes that the estimates and assumptions used are reasonable.

Revenue Recognition

Contract operations revenue is recognized when earned, which generally occurs monthly when service is provided under our customer contracts.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of trade accounts receivable. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the U.S. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of services we provide and the terms of our contract operations customer service agreements.

During the years ended December 31, 2017, 2016 and 2015, Williams Partners accounted for approximately 16%, 17% and 16% of our revenue, respectively. Additionally, during each of the years ended December 31, 2017, 2016 and 2015, Anadarko accounted for 10% of our revenue. No other single customer accounted for more than 10% of our revenue during these years. As of December 31, 2017, trade receivables outstanding from Williams Partners and Anadarko were 22% and 13%, respectively, of our total trade accounts receivable balance. As of December 31, 2016, trade receivables outstanding from Williams Partners and Anadarko were 20% and 15%, respectively, of our total trade accounts receivable balance.

Outstanding accounts receivable are reviewed regularly for non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. During the years ended December 31, 2017, 2016 and 2015, we recorded bad debt expense of $4.1 million, $2.7 million and $2.3 million, respectively.

Property, Plant and Equipment

Property, plant and equipment includes compression equipment that is recorded at cost and depreciated using the straight-line method over their estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful life for compression equipment is 15 to 30 years. Repairs and maintenance are expensed as incurred. Major improvements that extend the useful life of compressor units are capitalized and depreciated over the estimated useful life, up to 7 years. When property, plant and equipment is sold, retired or otherwise disposed of, the gain or loss is recorded in other (income) loss, net.

Depreciation expense during the years ended December 31, 2017, 2016 and 2015 was $127.9 million, $138.0 million and $141.2 million, respectively.

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

Goodwill

Goodwill acquired in connection with business combinations represent the excess of consideration over the fair value of tangible and identifiable intangible net assets acquired. Certain assumptions and estimates were employed in determining the fair value of assets acquired and liabilities assumed.

We reviewed the carrying value of our goodwill for potential impairment in the fourth quarter of every year, or whenever events or other circumstances indicated that we may not be able to recover the carrying amount. We first assessed qualitative factors to evaluate whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount as the basis for determining whether it was necessary to perform the two-step goodwill impairment test.

If a two-step goodwill impairment test is elected or required, the first step is to compare the implied fair value of our reporting unit with its carrying value (including the goodwill). If the implied fair value of the reporting unit is higher than the carrying value, no impairment is deemed to exist and no further testing was required. If the implied fair value of the reporting unit is below the recorded carrying value, then a second step must be performed to determine the goodwill impairment required, if any. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test is judgmental in nature and involves the use of significant estimates and assumptions, which have a significant impact on the fair value determined. We determine the fair value of our reporting unit using both the expected present value of future cash flows and a market approach. Each approach is weighted 50% in determining our calculated fair value. The present value of future cash flows is estimated using our most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the earnings before interest expense, provision for income taxes and depreciation and amortization of comparable peer companies. Significant estimates for our reporting unit included in our impairment analysis are our cash flow forecasts, our estimate of the market’s weighted average cost of capital and market multiples.

In the fourth quarter of 2015, energy markets experienced an accelerated decline in oil and natural gas prices which impacted our future cash flow forecasts, our market capitalization and the market capitalization of peer companies. We identified these conditions as a triggering event and performed a two-step goodwill impairment test as of December 31, 2015, which resulted in a full impairment of our remaining goodwill of $127.8 million.

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

Income Taxes

As a partnership, all income, gains, losses, expenses, deductions and tax credits we generate generally flow through to our unitholders. However, some states impose an entity-level income tax on partnerships, including us. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or General Partner. Our accumulated other comprehensive income (loss) consists only of derivative instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative instruments that are designated as cash flow hedges to the extent the hedge is effective and amortization of terminated interest rate swaps. See Note 10 (“Derivatives”) for additional disclosures related to comprehensive income (loss).

Hedging and Use of Derivative Instruments

We use derivative instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives is based on the income approach (discounted cash flow) using market observable inputs, including forward LIBOR curves. Changes in the fair value of the swaps designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) to the extent the contracts are effective as hedges until settlement of the underlying hedged transaction. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction is no longer probable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

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

The following table reconciles net loss used in the calculation of basic and diluted loss per common unit (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(421)	$(10,757)	$(84,025)
Less: General partner incentive distribution rights	—	—	(17,853)
Less: General partner 2% ownership interest	9	213	2,021
Common unitholder interest in net loss	(412)	(10,544)	(99,857)
Less: Net income attributable to participating securities	(203)	(226)	(184)
Net loss used in basic and diluted loss per common unit	$(615)	$(10,770)	$(100,041)

The following table shows the potential common units that were included in computing diluted loss per common unit (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted average common units outstanding including participating securities	67,412	60,628	58,610
Less: Weighted average participating securities outstanding	(175)	(178)	(71)
Weighted average common units outstanding — used in basic loss per common unit	67,237	60,450	58,539
Net dilutive potential common units issuable:
Phantom units	—	—	—
Weighted average common units and dilutive potential common units — used in diluted loss per common unit	67,237	60,450	58,539

2. Recent Accounting Developments

Accounting Standards Updates Implemented

On January 1, 2017 we adopted Update 2016-09 which simplifies several aspects of the accounting for share-based payment transactions. Update 2016-09 allows companies to make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. We have elected to account for forfeitures as they occur. There was no material impact to the consolidated financial statements as a result of the adoption of this standard.
Accounting Standards Updates Not Yet Implemented

In August 2017, the FASB issued Update 2017-12 which expands and refines hedge accounting for both nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements and makes certain targeted improvements to simplify the application of hedge accounting guidance. Update 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities will apply Update 2017-12 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted; amended presentation and disclosure guidance will be required only prospectively. Early adoption is permitted. We are currently evaluating the impact of Update 2017-12 on our consolidated financial statements, including the impact of an early adoption as permitted in the guidance.

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

In February 2016, the FASB issued Update 2016-02 that establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. Update 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In November 2017, the FASB tentatively decided to amend certain aspects of 2016-02 to allow entities the option to elect not to restate comparative periods when transitioning to the new standard and to elect not to separate lease and non-lease components when certain conditions are met. We are in the initial phase of our assessment which includes identifying potential contracts and transactions subject to the provisions of the standard such that we can assess the impacts on our consolidated financial statements.

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

Under current guidance, contract operations revenue is recognized when earned, which generally occurs monthly when the service is provided under our customer service agreements. We anticipate the timing of revenue recognized will be impacted by contractual provisions for availability guarantees for our services and re-billable costs associated with moving compressor equipment to a customer site. We have concluded that these changes will not result in a material difference from current practice.

The Revenue Recognition Update provides guidance on contract costs that should be recognized as assets and amortized over the period that the related goods or services transfer to the customer. Certain costs such as sales commissions and freight charges to transport compressor assets, currently expensed as incurred, will be deferred and amortized.

We will adopt the Revenue Recognition Update effective January 1, 2018, using the modified retrospective transition method applied to those contracts which are not complete as of that date, which will result in a cumulative-effect adjustment to decrease retained deficit by an amount ranging from $10 million to $14 million dollars, net of tax.

We anticipate significant changes to our disclosures based on the requirements prescribed by the Revenue Recognition Update.

Prior to our adoption of the Revenue Recognition Update effective January 1, 2018, we established a transition team, with representation from all functional areas of our businesses that were expected to be impacted in order to implement the required changes. Processes to capture and verify the quality of information needed, including identifying and implementing changes to our information technology systems, were developed and tested. We are also updating our accounting policies and documenting operational procedures for recognizing revenue under the new guidance.

We are finalizing changes to our internal control structure and upon adoption plan to implement new controls to address the risks associated with recognizing revenue under the new guidance. We have modified certain controls effective in the fourth quarter of 2017 to take into consideration the new criteria for recognizing revenue, specifically identifying promises within the contract that give rise to performance obligations, and evaluating the impact of variable consideration on the transaction price. We will continue to evaluate our business processes, systems and controls to ensure the accuracy and timeliness of the recognition and disclosure requirements under the new revenue guidance.

3. Business Acquisitions

November 2016 Contract Operations Acquisition

In November 2016, we completed the November 2016 Contract Operations Acquisition whereby we acquired from Archrock contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements, comprising approximately 147,000 horsepower, or approximately 4% (of then-available horsepower) of the combined U.S. contract operations business of Archrock and us. At the acquisition date, the acquired fleet assets had a net book value of $66.6 million, net of accumulated depreciation of $55.6 million. Total consideration for the transaction was $85.0 million, excluding transaction costs. In connection with the acquisition, we issued approximately 5.5 million common units to Archrock and 111,040 general partner units to our General Partner. During the year ended December 31, 2016, we incurred transaction costs of approximately $0.4 million related to this acquisition, which is reflected in other (income) loss, net, in our consolidated statement of operations.

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

March 2016 Acquisition

In March 2016, we completed the March 2016 Acquisition whereby we acquired contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under our Former Credit Facility, a non-cash exchange of 24 compressor units for $3.2 million, and the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our General Partner so it could maintain its approximate 2% general partner interest in us. During the year ended December 31, 2016, we incurred transaction costs of $0.2 million related to the March 2016 Acquisition, which is reflected in other (income) loss, net, in our consolidated statement of operations.

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

April 2015 Contract Operations Acquisition

In April 2015, we completed the April 2015 Contract Operations Acquisition whereby we acquired from Archrock contract operations customer service agreements with 60 customers and a fleet of 238 compressor units used to provide compression services under those agreements, comprising approximately 148,000 horsepower, or 3% (of then-available horsepower) of the combined contract operations business of Archrock and us . The acquired assets also included 179 compressor units, comprising approximately 66,000 horsepower, previously leased from Archrock to us. At the acquisition date, the acquired fleet assets had a net book value of $108.8 million, net of accumulated depreciation of 59.9 million. Total consideration for the transaction was approximately 102.3 million, excluding transaction costs. In connection with this acquisition, we issued approximately 4.0 million common units to Archrock and 80,341 general partner units to our General Partner. Based on the terms of the contribution, conveyance and assumption agreement, the common units and general partner units, including incentive distribution rights, we issued for this acquisition were not entitled to receive a cash distribution relating to the quarter ended March 31, 2015.

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

The unaudited pro forma financial information for the years ended December 31, 2016 and 2015 have been included to give effect to the additional assets acquired in the November 2016 Contract Operations Acquisition and the April 2015 Contract Operations Acquisition. The November 2016 Contract Operations Acquisition is presented in the unaudited pro forma financial information as though this transaction occurred as of January 1, 2015. The April 2015 Contract Operations Acquisition is presented in the unaudited pro forma financial information as though this transaction occurred as of January 1, 2014. The unaudited pro forma financial information reflects the following transactions:

As related to the November 2016 Contract Operations Acquisition:

•	our acquisition of certain contract operations customer service agreements, compression equipment and identifiable intangible assets from Archrock; and

•	our issuance of approximately 5.5 million common units to Archrock and 111,040 general partner units to our General Partner.

As related to the April 2015 Contract Operations Acquisition:

•	our acquisition of certain contract operations customer service agreements, compression equipment and identifiable intangible assets from Archrock; and

•	our issuance of approximately 4.0 million common units to Archrock and 80,341 general partner units to our General Partner.

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

The following table shows pro forma financial information for the years ended December 31, 2016 and 2015 (in thousands, except per unit amounts):

	Year ended December 31,
	2017	2016
Revenue	$589,494	$699,687
Net income (loss)	$552	$(72,438)
Basic and diluted income (loss) per common unit	$—	$(1.39)

Pro forma net income (loss) per common unit is determined by dividing the pro forma net income (loss) that would have been allocated to our common unitholders by the weighted average number of common units outstanding after the completion of the transactions included in the pro forma financial information. Pursuant to our Partnership Agreement, to the extent that the quarterly distributions exceed certain targets, our General Partner is entitled to receive certain incentive distributions that will result in more net income proportionately being allocated to our General Partner than to our common unitholders. No pro forma incentive distributions to our General Partner nor a reduction to net income (loss) allocable to our common unitholders was included in our pro forma net income (loss) per common unit calculation for the year ended December 31, 2016, as there were no incentive distributions issued related to the 2016 annual period. The pro forma net income (loss) per common unit calculations include pro forma incentive distributions to our General Partner and a reduction of net income allocable to our common unitholders of $1.9 million for the year ended December 31, 2015 which reflects the amount of additional incentive distributions that would have occurred during this period.

4. Related Party Transactions

On January 1, 2018, we entered into the Merger Agreement pursuant to which Archrock will acquire all of our outstanding common units not already owned by Archrock. See Note 17 (“Proposed Merger”) for further details.

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

The Omnibus Agreement will terminate upon a change of control of Archrock GP, our General Partner or us, and certain provisions of the Omnibus Agreement will terminate upon a change of control of Archrock.

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

Some of our customers are also Archrock’s contract operations services customers, which we refer to as overlapping customers. We and Archrock have agreed, subject to the exceptions described below, not to provide contract operations services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the most recent amendment to the Omnibus Agreement, each being referred to as a “Partnership site” or an “Archrock site”, as applicable. Pursuant to the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership site or an Archrock site, whether in addition to or in replacement of the equipment existing at such site on the date of the most recent amendment to the Omnibus Agreement, we may provide contract operations services if such overlapping customer is a Partnership overlapping customer, and Archrock will be entitled to provide such contract operations services if such overlapping customer is an Archrock overlapping customer. Additionally, any additional contract operations services provided to a Partnership overlapping customer will be provided by us and any additional services provided to an Archrock overlapping customer will be provided by Archrock.

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

Unless the Omnibus Agreement is terminated earlier due to a change of control of Archrock GP, our General Partner or us, the non-competition provisions of the Omnibus Agreement will terminate on December 31, 2018 or on the date on which a change of control of Archrock occurs, whichever event occurs first. If a change of control of Archrock occurs, and neither the Omnibus Agreement nor the non-competition arrangements have already terminated, Archrock will agree for the remaining term of the non-competition arrangements not to provide contract operations services to our customers at any site where we are providing contract operations services at the time of the change of control.

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

Additionally, Archrock will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Archrock for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Archrock indemnification obligations. For the years ended December 31, 2017, 2016 and 2015, there were no requests for indemnification by either party.

Common Control Transactions

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

Purchase of New Compression Equipment from Archrock

In connection with the Spin-off, we entered into a supply agreement with Exterran Corporation under which we were obligated, until November 2017, to purchase our requirements of newly-fabricated compression equipment from Exterran Corporation and its affiliates, subject to certain exceptions. Prior to the Spin-off, we were able to purchase newly-fabricated compression equipment from Archrock or its affiliates at Archrock’s cost to fabricate such equipment plus a fixed margin. During the year ended December 31, 2015, we purchased $171.7 million of newly-fabricated compression equipment from Archrock.

The purchased equipment was recorded in our consolidated balance sheet as property, plant and equipment of $159.0 million, which represents the carrying value of the Archrock affiliates that sold it to us, and a distribution of equity of $12.7 million which represents the fixed margin we paid above the carrying value in accordance with the Omnibus Agreement.

Transfer, Exchange or Lease of Compression Equipment with Archrock

If Archrock determines in good faith that we or Archrock’s contract operations services business need to transfer, exchange or lease compression equipment between Archrock and us, the Omnibus Agreement permits such equipment to be transferred, exchanged or leased if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing compression services contract or incur any unreimbursed costs. In consideration for such transfer, exchange or lease of compression equipment, the transferee will either (i) transfer to the transferor compression equipment equal in value to the appraised value of the compression equipment transferred to it, (ii) agree to lease such compression equipment from the transferor or (iii) pay the transferor an amount in cash equal to the appraised value of the compression equipment transferred to it.

Transfer and Exchange of Overhauls. During the years ended December 31, 2017, 2016 and 2015, Archrock contributed to us $5.2 million, $1.2 million and $9.6 million, respectively, primarily related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

Other Exchanges. The following table summarizes the transfer activity between Archrock and us (dollars in thousands):

	Transferred to Archrock			Transferred from Archrock
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Compressor units	249	462	349	251	339	260
Horsepower	156,600	205,000	112,800	145,000	154,000	99,600
Net book value	$78,856	$92,382	$54,703	$74,874	$96,216	$46,784

During the years ended December 31, 2017, 2016 and 2015, we recorded capital distributions of $4.0 million, capital contributions of $3.8 million and capital distributions of $7.9 million, respectively, related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the transfers.

Leases. The following table summarizes the aggregate cost and accumulated depreciation of equipment on lease to Archrock (in thousands):

	December 31, 2017	December 31, 2016
Aggregate cost	$3,560	$4,326
Accumulated depreciation	272	692

The following table summarizes the revenue from Archrock related to the lease of our compression equipment and the cost of sales related to the lease of Archrock compression equipment (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue	$708	$123	$201
Cost of sales	1,008	270	1,679

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

Archrock charges us for costs that are directly attributable to us. Costs that are indirectly attributable to us and Archrock’s other operations are allocated among Archrock’s other operations and us. The allocation methodologies vary based on the nature of the charge and have included, among other things, headcount and horsepower. We believe that the allocation methodologies used to allocate indirect costs to us are reasonable.

Included in our cost of sales during the years ended December 31, 2017, 2016 and 2015 were $17.3 million, $4.8 million and $4.1 million, respectively, of indirect costs incurred by Archrock. Included in SG&A during the years ended December 31, 2017, 2016 and 2015 were $68.7 million, $68.8 million and $75.6 million, respectively, of indirect costs incurred by Archrock.

5. Intangible Assets, net

Intangible assets, net consisted of the following (in thousands):

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related (9-25 year life)	$56,707	$(22,713)	$56,707	$(19,284)
Contract based (5-9 year life)	68,395	(41,642)	68,395	(29,155)
Intangible assets	$125,102	$(64,355)	$125,102	$(48,439)

Amortization of intangible assets totaled $15.9 million, $15.8 million and $14.6 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2018	$14,908
2019	11,623
2020	8,286
2021	3,541
2022	2,472
Thereafter	19,917
Total	$60,747

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued income and other taxes (1)	$5,675	$2,902
Accrued other liabilities	3,221	1,550
Accrued liabilities	$8,896	$4,452
——————

(1)	Represents accruals for taxes including accruals for ad valorem tax, sales tax and use tax.

7. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Credit Facility	$674,306	$—
Former revolving credit facility	—	509,500

Former term loan facility	—	150,000
Less: Deferred financing costs, net of amortization	—	(353)
	—	149,647

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(2,523)	(3,213)
Less: Deferred financing costs, net of amortization	(3,338)	(4,366)
	344,139	342,421

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(3,441)	(4,076)
Less: Deferred financing costs, net of amortization	(3,951)	(4,768)
	342,608	341,156
Long-term debt	$1,361,053	$1,342,724

Credit Facility

On March 30, 2017, we entered into the Credit Facility, a five-year, $1.1 billion asset-based revolving credit facility. The Credit Facility will mature on March 30, 2022, except that if any portion of our 6% senior notes due April 2021 are outstanding as of December 2, 2020, then the Credit Facility will instead mature on December 2, 2020. We incurred $14.9 million in transaction costs related to the Credit Facility, which were included in other long-term assets in our consolidated balance sheets and are being amortized over the term of the Credit Facility. Concurrent with entering into the Credit Facility, we terminated our Former Credit Facility and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. All commitments under the Former Credit Facility have been terminated. As a result of the termination, we expensed $0.6 million of unamortized deferred financing costs associated with the $825.0 million revolving credit facility, which was included in interest expense in our consolidated statements of operations. Additionally, we recorded a loss of $0.3 million related to the extinguishment of the $150.0 million term loan.

As of December 31, 2017, we had $674.3 million in outstanding borrowings and no outstanding letters of credit under the Credit Facility.

Subject to certain conditions, including the approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. Portions of the Credit Facility up to $25.0 million and $50.0 million will be available for the issuance of letters of credit and swing line loans, respectively.

The Credit Facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 3.25% and (ii) in the case of base rate loans, from 1.00% to 2.25%. The base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. At December 31, 2017, the applicable margin on amounts outstanding was 3.2%. The weighted average annual interest rate at December 31, 2017 and 2016 on the outstanding balance under the Credit Facility and the Former Credit Facility, respectively, excluding the effect of interest rate swaps, was 4.8% and 3.7%, respectively.

Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on our leverage ratio, ranging from 0.375% to 0.50%. We incurred $2.1 million in commitment fees on the daily unused amount of the Credit Facility and $1.4 million and $1.8 million in commitment fees on the daily unused amount of the Former Credit Facility during the years ended December 31, 2017, 2016 and 2015, respectively.
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

The Credit Facility agreement contains various covenants including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. The Credit Facility agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date we have cash (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility.
We must maintain the following consolidated financial ratios, as defined in the Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2017	5.95 to 1.0
Through fiscal year 2018	5.75 to 1.0
Through second quarter of 2019	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
——————

(1)
Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As of December 31, 2017, we had undrawn capacity of $425.7 million under the Credit Facility. As a result of the financial ratio requirements discussed above, $128.4 million of the $425.7 million of undrawn capacity was available for additional borrowings as of December 31, 2017.
A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform our obligations under the Credit Facility agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2017, we were in compliance with all covenants under the Credit Facility.

During the years ended December 31, 2016 and 2015, we incurred transaction costs of $1.7 million and $1.3 million, respectively, related to amendments to the Former Credit Facility which were reflected in other long-term assets in our consolidated balance sheets and are being amortized over the term of the Former Credit Facility. During the year ended December 31, 2016, we expensed $0.4 million of unamortized deferred financing costs as a result of an amendment to the Former Credit Facility, which was reflected in interest expense in our consolidated statement of operations.

The Notes

The Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the Notes) and certain of our future subsidiaries. The Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. Archrock Partners Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the Notes. Because we have no independent operations, the guarantees are full and unconditional (subject to customary release provisions) and constitute joint and several obligations of our subsidiaries other than Archrock Partners Finance Corp., and as a result we have not included consolidated financial information of our subsidiaries.

The Partnership’s 6% Senior Notes Due April 2021

In March 2013, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due April 2021. These notes were issued at an original issuance discount of $5.5 million, which is being amortized at an effective interest rate of 6.25% over their term. In January 2014, holders of these notes exchanged their notes for registered notes with the same terms.

The Partnership may redeem all or a part of these notes at redemption prices (expressed as percentages of principal amount) equal to 103.00% for the twelve-month period beginning on April 1, 2017, 101.500% for the twelve-month period beginning on April 1, 2018 and 100.00% for the twelve-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date.

The Partnership’s 6% Senior Notes Due October 2022

In April 2014, the Partnership issued $350.0 million aggregate principal amount of 6% senior notes due October 2022. These notes were issued at an original issuance discount of $5.7 million, which is being amortized at an effective interest rate of 6.25% over their term. In February 2015, holders of these notes exchanged their notes for registered notes with the same terms.

Prior to April 1, 2018, the Partnership may redeem all or a part of these notes at a redemption price equal to the sum of (i) the principal amount thereof, plus (ii) a make-whole premium at the redemption date, plus accrued and unpaid interest, if any, to the redemption date. On or after April 1, 2018, the Partnership may redeem all or a part of these notes at redemption prices (expressed as percentages of principal amount) equal to 103.00% for the twelve-month period beginning on April 1, 2018, 101.500% for the twelve-month period beginning on April 1, 2019 and 100.00% for the twelve-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date.

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt (excluding interest to be accrued thereon) at December 31, 2017 are as follows (in thousands):

December 31, 2017
2018	$—
2019	—
2020	—
2021 (1)	350,000
2022 (1)	1,024,306
Total debt (1)	$1,374,306

——————

(1)
Include the full face value of the Notes and have not been reduced by the aggregate unamortized discount of $6.0 million and the aggregate unamortized deferred financing costs of $7.3 million as of December 31, 2017.

8. Partners' Capital

Unit Transactions

In August 2017, we sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units pursuant to an over-allotment option. We received net proceeds of $60.3 million, after deducting underwriting discounts, commissions and offering expenses, which we used to repay borrowings outstanding under our revolving credit facility. In connection with this sale and as permitted under our Partnership Agreement, we sold 93,163 general partner units to our General Partner so it could maintain its approximate 2% general partner interest in us. We received net proceeds of $1.3 million from the General Partner contribution.

During the year ended December 31, 2017, we issued and sold 94,803 general partner units, including the 93,163 units sold in the offering discussed above, to our General Partner so it could maintain its approximate 2% general partner interest in us.

As of December 31, 2017, Archrock owned 29,064,637 common units and 1,421,768 general partner units, collectively representing an approximate 43% interest in us.

Cash Distributions

We make distributions of available cash (as defined in our Partnership Agreement) from operating surplus in the following manner:

•	first, 98% to all common unitholders, pro rata, and 2% to our General Partner, until each unit has received a distribution of $0.4025;

•	second, 85% to all common unitholders, pro rata, and 15% to our General Partner, until each unit has received a distribution of $0.4375;

•	third, 75% to all common unitholders, pro rata, and 25% to our General Partner, until each unit has received a total of $0.5250; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our General Partner.

The general partner units also have the right to receive incentive distributions of cash in excess of the minimum quarterly distributions.

The following table summarizes our distributions per unit for 2017, 2016 and 2015:

Period Covering	Payment Date	Distribution per Common Unit	Total Distribution (in thousands)
1/1/2015 — 3/31/2015	May 15, 2015	$0.5625	$35,903	(1)
4/1/2015 — 6/30/2015	August 14, 2015	0.5675	39,084	(1)
7/1/2015 — 9/30/2015	November 13, 2015	0.5725	39,680	(1)
10/1/2015 — 12/31/2015	February 12, 2016	0.5725	39,680	(1)
1/1/2016 — 3/31/2016	May 13, 2016	0.2850	17,513
4/1/2016 — 6/30/2016	August 15, 2016	0.2850	17,513
7/1/2016 — 9/30/2016	November 14, 2016	0.2850	17,513
10/1/2016 — 12/31/2016	February 14, 2017	0.2850	19,107
1/1/2017 — 3/31/2017	May 15, 2017	0.2850	19,124
4/1/2017 — 6/30/2017	August 14, 2017	0.2850	20,459
7/1/2017 — 9/30/2017	November 14, 2017	0.2850	20,459
10/01/2017 — 12/31/2017	February 13, 2018	0.2850	20,455
——————

(1)	Incentive distributions to our General Partner on its incentive distribution rights.

9. Unit-Based Compensation

During the years ended December 31, 2017, 2016 and 2015, we recognized $1.1 million, $1.2 million and $1.1 million of unit-based compensation expense, respectively, which excludes unit-based compensation expense that was charged back to Archrock of $0.5 million, $0.6 million and $1.2 million, respectively.

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

Phantom units are notional units that entitle the grantee to receive common units upon the vesting of such phantom units or, at the discretion of the Plan Administrator, cash equal to the fair market value of the underlying common units. Because we grant phantom units to non-employees, we are required to remeasure the fair value of these phantom units, which is based on the fair value of our common units, each period and record a cumulative adjustment of the expense previously recognized. During the years ended December 31, 2017 and 2016, we recorded an immaterial reduction to SG&A expense related to the fair value remeasurement of phantom units. During the year ended December 31, 2015, we recorded a reduction to SG&A expense of $0.3 million, related to the fair value remeasurement of phantom units.

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

Phantom Units

The following table presents phantom unit activity during the year ended December 31, 2017:

	Phantom Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Phantom units outstanding, January 1, 2017	197	$11.60
Granted	81	16.28
Vested	(104)	14.75
Canceled	(21)	9.76
Phantom units outstanding, December 31, 2017	153	12.19

As of December 31, 2017, we expect $1.2 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.8 years.

10. Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes.

Interest Rate Risk

At December 31, 2017, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2019	$100
May 2020	100
March 2022	300
$500

As of December 31, 2017, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of comprehensive income (loss) and is included in accumulated other comprehensive income (loss) to the extent the hedge is effective. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we currently do not expect a significant amount of ineffectiveness on these hedges. We perform quarterly calculations to determine whether the swap agreements are still effective and to calculate any ineffectiveness. We recorded $0.6 million of interest expense, an immaterial amount of interest income and $0.4 million of interest income during the years ended December 31, 2017, 2016 and 2015, respectively, due to ineffectiveness related to interest rate swaps. We estimate that $0.5 million of deferred gain attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at December 31, 2017, will be reclassified into earnings as interest income at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

In August 2017, the Partnership amended the terms of certain of its interest rate swap agreements, designated as cash flow hedges against the variability of future interest payments due under the Credit Facility, with a notional value of $300.0 million. The amended terms adjusted the fixed interest rate and extended the maturity dates to March 2022. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, as of the amendment date we discontinued the original cash flow hedge relationships on a prospective basis, and designated the amended interest rate swaps under new cash flow hedge relationships based on the amended terms. The fair value of the interest rate swaps immediately prior to the execution of the amendments was a liability of $0.7 million. The associated amount in accumulated other comprehensive income (loss) is being amortized into interest expense over the original terms of the interest rate swaps through May 2018.

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Current portion of interest rate swaps	$186	$—
Interest rate swaps	Other long-term assets	4,490	413
Interest rate swaps	Current portion of interest rate swaps	(134)	(3,226)
Interest rate swaps	Other long-term liabilities	—	(377)
Total derivatives		$4,542	$(3,190)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Year ended December 31, 2017	$5,553	Interest expense	$(3,093)
Year ended December 31, 2016	(3,069)	Interest expense	(4,457)
Year ended December 31, 2015	(8,901)	Interest expense	(6,781)

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

The following table presents our interest rate swaps asset and liability measured at fair value on a recurring basis as of December 31, 2017 and 2016, with pricing levels as of the date of valuation (in thousands):

	December 31, 2017	December 31, 2016
Interest rate swaps asset	$4,676	$413
Interest rate swaps liability	(134)	(3,603)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the years ended December 31, 2017 and 2016, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements were classified as Level 3. The fair value of our impaired compressor units was $1.8 million and $3.6 million at December 31, 2017 and 2016, respectively. See Note 12 (“Long-Lived Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short-term nature of those instruments.

The carrying amounts of borrowings outstanding under our Credit Facility approximate fair value due to their variable interest rates. The fair value of these outstanding borrowings was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs.

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Carrying amount of fixed rate debt (1)	$686,747	$683,577
Fair value of fixed rate debt	702,000	686,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 7 (“Long-Term Debt”) for further details.

12. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

During the years ended December 31, 2017, 2016 and 2015 we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determined that certain idle compressor units would be retired from the active fleet. The retirement of these units from the active fleet triggered a review of these assets for impairment, and as a result of our review, we recorded an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit was estimated based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets during the years ended December 31, 2017, 2016 and 2015 we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. Based upon that review, we reduced the expected proceeds from disposition for certain of the remaining units and recorded additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Idle compressor units retired from the active fleet	230	430	330
Horsepower of idle compressor units retired from the active fleet	71,000	155,000	115,000
Impairment recorded on idle compressor units retired from the active fleet	$17,959	$42,460	$35,332
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$3,798	$3,655

In addition to the impairment discussed above, $1.1 million of property, plant and equipment, including 5,000 horsepower of idle compressor units, was impaired during the year ended December 31, 2017 as the result of physical asset observations and other events that indicated the assets’ carrying values were not recoverable.

13. Restructuring Charges

In the first quarter of 2016, Archrock determined to undertake a cost reduction program to reduce its on-going operating expenses, including workforce reductions and closure of certain make-ready shops. These actions were the result of Archrock’s review of its business and efforts to efficiently manage cost and maintain its business in line with current and expected activity levels and anticipated make-ready demand in the U.S. market. During the year ended December 31, 2016, we incurred $7.3 million, respectively, of restructuring charges comprised of an allocation of expenses related to severance benefits and consulting fees associated with this cost reduction plan from Archrock to us pursuant to the terms of the Omnibus Agreement based on horsepower and other factors. These charges are reflected as restructuring charges in our condensed consolidated statements of operations. Archrock’s cost reduction program under this plan was completed during the fourth quarter of 2016.

14. Income Taxes

Tax Cuts and Jobs Act

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act that significantly reforms the Code. The TCJA, among other things, contains significant changes to the determination of partnership taxable income, including: (i) a partial limitation on the deductibility of business interest expense, (ii) immediate deductions for certain new investments instead of deductions for depreciation expense over time, (iii) the cessation of like-kind exchange treatment for exchanges of tangible personal property, (iv) the cessation of technical terminations and (v) the modification or repeal of many business deductions and credits.

For U.S. federal income tax purposes we are treated as a partnership and are not subject to U.S. federal income tax at the entity level. As such, the corporate tax rate change is not applicable to us and no remeasurement of our deferred tax liabilities was necessary.

Current and Deferred Tax Provision

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. However, certain states impose an entity-level income tax on partnerships.

The provision for state income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax provision:
State	$(2)	$(32)	$1,195
Total current	(2)	(32)	1,195
Deferred tax provision:
State	3,384	1,444	(160)
Total deferred	3,384	1,444	(160)
Provision for income taxes	$3,382	$1,412	$1,035

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

The tax effects of temporary differences that give rise to deferred tax liabilities are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax liabilities:
Property, plant and equipment (1)	$—	$2,500
Total deferred tax liabilities	—	2,500
Net deferred tax liabilities	$—	$2,500
——————

(1)	We released $2.5 million of our deferred state tax liability in 2017 due to the remeasurement of our uncertain tax positions.

Unrecognized Tax Benefit

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$1,882	$1,962	$1,650
Additions based on tax positions related to current year	1,625	121	312
Additions based on tax positions related to prior years	3,395	—	—
Reductions based on settlement with government authority	—	(201)	—
Ending balance	$6,902	$1,882	$1,962

Appellate court decisions in 2017 required us to remeasure certain of our uncertain tax positions and increase our unrecognized tax benefit for these positions during the year ended December 31, 2017. We had $6.9 million, $1.9 million and $2.0 million of unrecognized tax benefits at December 31, 2017, 2016 and 2015, respectively, of which $3.6 million, $1.9 million and $2.0 million, respectively, would affect the effective tax rate if recognized.

We recorded $1.0 million and $0.1 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions during the years ended December 31, 2017 and 2016, respectively, in our consolidated balance sheets. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense. During the years ended December 31, 2017 and 2016, we recorded $0.9 million and $0.1 million of potential interest expense and penalties in our consolidated statements of operations. We recorded immaterial amounts of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions as of and during the year ended December 31, 2015.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. State income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remain subject to examination by various states for up to one year after formal notification to the states. We are currently involved in several state audits. During 2016, we settled certain years of a state audit, which resulted in a refund of $1.2 million and a reduction of $0.2 million of previously accrued uncertain tax benefits. As of December 31, 2017, we did not have any federal or state audits underway that would have a material impact on our financial position or results of operations.

U.S. Federal Tax Considerations

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

The following table reconciles net loss to our U.S. federal partnership taxable income (loss) (in thousands):

	Year Ended December 31,
	2017		2016		2015
Net loss	$(421)		$(10,757)		$(84,025)
Book/tax depreciation and amortization adjustment	(179,330)	(1)	(289,694)	(1)	17,468
Book/tax goodwill impairment	—		—		127,757
Book/tax long-lived asset impairment	19,107		46,258		38,987
Book/tax adjustment for unit-based compensation expense	835		978		754
Book/tax adjustment for interest rate swap terminations	2,410		364		1,233
Other temporary differences	(13,781)		(5,390)		(15,907)
Other permanent differences	3,422		1,796		(155)
U.S. federal partnership taxable income (loss)	$(167,758)		$(256,445)		$86,112
——————

(1)	Represents the excess of tax depreciation and amortization over book depreciation and amortization, which increased in connection with the 2015 Technical Termination.

The following allocations and adjustments (which are not reflected in the reconciliation because they do not affect our total taxable income) may affect the amount of taxable income or loss allocated to a unitholder:

•
IRC Section 704(c) Allocations: We make special allocations under IRC Section 704(c) to eliminate the disparity between a unitholder’s U.S. GAAP capital account (credited with the fair market value of contributed property or the investment) and tax capital account (credited with the investor’s tax basis). The effect of such allocations will be to either increase or decrease a unitholder’s share of depreciation, amortization and/or gain or loss on the sale of assets.

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

The net tax basis in our assets and liabilities is less than the reported amounts on the financial statements by approximately $700 million as of December 31, 2017.

15. Commitments and Contingencies

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2017 and 2016, we accrued $1.6 million and $1.5 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. Under the revised Heavy Equipment Statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization)) includes a benefit of $16.1 million during the year ended December 31, 2017. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $66.2 million as of December 31, 2017, of which $13.1 million has been agreed to by a number of appraisal review boards and county appraisal districts and $53.1 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 93 petitions for review in the appropriate district courts with respect to the 2013 tax year, 103 petitions for review in the appropriate district courts with respect to the 2014 tax year, 111 petitions for review in the appropriate district courts with respect to the 2015 tax year, 105 petitions for review in the appropriate district courts with respect to the 2016 tax year and 105 petitions for review in the appropriate district courts with respect to the 2017 tax year.

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

On March 10, 2017, the Texas Supreme Court granted EXLP Leasing’s and EES Leasing’s petition for review in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District. The case was argued before the Texas Supreme Court on October 10, 2017.

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

	March 31, 2017(1)	June 30, 2017(2)	September 30 2017(3)	December 31 2017(4)
Revenue	$137,295	$138,255	$140,191	$141,762
Gross profit(9)	41,909	48,880	40,420	49,901
Net income (loss)	(4,316)	5,275	(4,013)	2,633
Income (loss) per common unit — basic and diluted	(0.07)	0.08	(0.06)	0.04

	March 31, 2016(5)	June 30, 2016(6)	September 30 2016(7)	December 31 2016(8)
Revenue	$151,424	$140,052	$135,478	$135,406
Gross profit(9)	51,744	47,844	42,629	26,836
Net income (loss)	520	3,311	(567)	(14,021)
Income (loss) per common unit — basic and diluted	0.01	0.05	(0.01)	(0.22)
——————

(1)	During the first quarter of 2017, we recorded $6.2 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $0.3 million of debt extinguishment costs.

(2)	During the second quarter of 2017, we recorded $3.1 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)).

(3)	During the third quarter of 2017, we recorded $5.4 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)).

(4)	During the fourth quarter of 2017, we recorded $4.4 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)).

(5)
During the first quarter of 2016, we completed the March 2016 Acquisition (see Note 3 (“Business Acquisitions”)). Additionally, we recorded $6.3 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $4.1 million of restructuring charges (see Note 13 (“Restructuring Charges”)).

(6)
During the second quarter of 2016, we recorded $8.3 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $1.2 million of restructuring charges (see Note 13 (“Restructuring Charges”)).

(7)
During the third quarter of 2016, we recorded $7.9 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $1.9 million of restructuring charges (see Note 13 (“Restructuring Charges”)).

(8)
During the fourth quarter of 2016, we completed the November 2016 Contract Operations Acquisition (see Note 3 (“Business Acquisitions”)). Additionally, we recorded $23.8 million of long-lived asset impairments (see Note 12 (“Long-Lived Asset Impairment”)) and $0.1 million of restructuring charges (see Note 13 (“Restructuring Charges”)).

(9)	Gross profit is defined as revenue less cost of sales, direct depreciation and amortization and long-lived asset impairment charges.

17. Proposed Merger

On January 1, 2018, we entered into the Merger Agreement pursuant to which Merger Sub will be merged with and into the Partnership with the Partnership surviving as an indirect wholly owned subsidiary of Archrock. Under the terms of the Proposed Merger Agreement, at the effective time of the Proposed Merger, each of our common units not owned by Archrock will be converted into the right to receive 1.40 shares of Archrock common stock and all of the Partnership’s incentive distribution rights, which are owned indirectly by Archrock, will be canceled and will cease to exist.

Completion of the Proposed Merger is subject to certain customary conditions, including, among others: (i) approval of the Merger Agreement by holders of a majority of the outstanding common units of the Partnership; (ii) approval of the Archrock Share Issuance by a majority of the shares of Archrock common stock present in person or represented by proxy at the special meeting of Archrock stockholders; (iii) expiration or termination of applicable waiting periods under HSR Act (early termination of the waiting period under the HSR Act was granted on February 9, 2018); (iv) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (v) the effectiveness of a registration statement on Form S-4 relating to the Archrock Share Issuance; (vi) approval for listing on the New York Stock Exchange of the shares of Archrock common stock issuable pursuant to the Archrock Share Issuance; (vii) subject to specified materiality standards, the accuracy of certain representations and warranties of the other party; and (viii) compliance by the other party in all material respects with its covenants.

As a result of the completion of the Proposed Merger, our common units will no longer be publicly traded. All of our outstanding debt is expected to remain outstanding. We and Archrock expect to issue, to the extent not already in place, guarantees of the indebtedness of Archrock and the Partnership. Subject to the satisfaction or waiver of certain conditions, including the approval of the Merger Agreement by our unitholders and approval of the issuance of Archrock common stock in connection with the Proposed Merger by Archrock stockholders, the Proposed Merger is expected to close in the second quarter of 2018.

ARCHROCK PARTNERS, L.P.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)		Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
December 31, 2017	$1,398	$4,104	$4,206	1,398,000	$1,296
December 31, 2016	2,463	2,672	3,737	2,463,000	1,398
December 31, 2015	1,253	2,255	1,045	1,253,000	2,463
——————

(1)	Uncollectible accounts written off.

S-1