Form 10-Q
period 2018-03-31
Archrock Partners, L.P.
filed 2018-05-03
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

At April 30, 2018, the registrant’s common equity consisted of 70,231,036 common units, all of which were held indirectly by Archrock, Inc.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2006 LTIP	The Archrock Partners, L.P. Long Term Incentive Plan, adopted in October 2006
2017 Form 10-K	Archrock Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017
2017 LTIP	The Archrock Partners, L.P. Long Term Incentive Plan, adopted in April 2017
51st District Court	51st Judicial District Court of Irion County, Texas
Amendment No. 1	Amendment No. 1 to Credit Agreement, dated February 23, 2018, which amended that certain Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Archrock	Archrock, Inc., individually and together with its wholly-owned subsidiaries
Archrock GP	Archrock GP LLC, the general partner of the Partnership’s General Partner and the conductor of the Partnership’s business and operations
ASU 2016-02	Accounting Standards Update No. 2016-02 Leases (Topic 842)
ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments
ASU 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
ASU 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
Bcf	Billion cubic feet
Credit Facility	$1.1 billion asset-based revolving credit facility, as amended by Amendment No. 1
EBITDA	Earnings before interest, taxes, depreciation and amortization
EES Leasing	Archrock Services Leasing LLC, formerly known as EES Leasing LLC
EIA	U.S. Energy Information Administration
Exchange Act	Securities Exchange Act of 1934, as amended
EXLP Leasing	Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC
FASB	Financial Accounting Standards Board
Financial Statements	The Partnership’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
Former Credit Facility	$825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	Accounting principles generally accepted in the U.S.
General Partner	Archrock General Partner, L.P., the Partnership’s general partner, and an indirect, wholly-owned subsidiary of Archrock
Heavy Equipment Statutes	Texas Tax Code §§ 23.1241, 23.1242
Merger	The transaction completed on April 26, 2018 pursuant to the Merger Agreement in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock
Merger Agreement
Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock, the Partnership, the General Partner and Archrock GP, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018, and which was completed and effective on April 26, 2018

Notes	$350.0 million of 6% senior notes due April 2021 and $350 million of 6% senior notes due October 2022
Omnibus Agreement	The Partnership’s omnibus agreement with Archrock, the General Partner and others, as amended and/or restated
Partnership, we, our, us	Archrock Partners, L.P., together with its subsidiaries
Partnership Agreement	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), as amended, dated as of April 14, 2008
Plan Administrator	The compensation committee of Archrock Partners, L.P.‘s board of directors who serve as administrator to the long term incentive plans
Revenue Recognition Update	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) and additional related standards updates

SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Tcf	Trillion cubic feet
TCJA	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
U.S.	United States of America

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$1,463	$8,078
Accounts receivable, trade, net of allowance of $1,153 and $1,296, respectively	69,100	67,714
Current portion of interest rate swaps	1,646	186
Total current assets	72,209	75,978
Property, plant and equipment	2,755,590	2,727,401
Accumulated depreciation	(963,150)	(953,325)
Property, plant and equipment, net	1,792,440	1,774,076
Intangible assets, net	56,848	60,747
Other long-term assets	24,650	19,401
Contract costs	20,819	—
Total assets	$1,966,966	$1,930,202

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$17,944	$18,368
Accrued liabilities	9,683	7,597
Deferred revenue	6,761	1,299
Accrued interest	23,110	12,972
Due to affiliates, net	911	4,683
Current portion of interest rate swaps	—	134
Total current liabilities	58,409	45,053
Long-term debt	1,374,552	1,361,053
Other long-term liabilities	9,284	9,356
Total liabilities	1,442,245	1,415,462
Commitments and contingencies (Note 12)
Partners’ capital:
Common units, 70,363,681 and 70,310,590 issued, respectively	506,035	501,023
General partner units, 2% interest with 1,422,458 and 1,421,768 equivalent units issued and outstanding, respectively	11,650	11,582
Accumulated other comprehensive income	9,627	4,476
Treasury units, 132,645 and 113,609 common units, respectively	(2,591)	(2,341)
Total partners’ capital	524,721	514,740
Total liabilities and partners’ capital	$1,966,966	$1,930,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$147,002	$137,295

Costs and expenses:
Cost of sales (excluding depreciation and amortization) — affiliates	56,302	56,277
Selling, general and administrative — affiliates	19,801	20,311
Depreciation and amortization	34,326	36,885
Long-lived asset impairment	3,066	6,210
Interest expense	21,609	20,223
Debt extinguishment costs	—	291
Merger-related costs	1,376	—
Other (income) loss, net	(287)	112
Total costs and expenses	136,193	140,309
Income (loss) before income taxes	10,809	(3,014)
Provision for income taxes	519	1,302
Net income (loss)	$10,290	$(4,316)

General partner interest in net income (loss)	$204	$(86)
Common unitholder interest in net income (loss)	$10,086	$(4,230)

Income (loss) per common unit:
Basic and diluted	$0.14	$(0.07)

Weighted average common units outstanding used in income (loss) per common unit:
Basic and diluted	70,071	65,418

Distributions declared and paid per common unit	$0.285	$0.285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$10,290	$(4,316)
Other comprehensive income:
Interest rate swap gain, net of reclassifications to earnings	4,985	1,675
Amortization of terminated interest rate swaps	166	—
Total other comprehensive income	5,151	1,675
Comprehensive income (loss)	$15,441	$(2,641)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands, except for unit amounts)
(unaudited)

	Partners’ Capital				Treasury Units		Accumulated Other Comprehensive Income (loss)
	Common Units		General Partner Units
	$	Units	$	Units	$	Units		Total
Balance, January 1, 2017	$516,208	65,606,655	$12,027	1,326,965	$(1,892)	(86,795)	$(4,170)	$522,173
Issuance of common units for vesting of phantom units		78,205						—
Treasury units purchased					(404)	(22,977)		(404)
Issuance of general partner units			20	1,119				20
Distribution of capital, net	(67)		(65)					(132)
Cash distributions	(18,729)		(378)					(19,107)
Unit-based compensation expense	520							520
Comprehensive income (loss)	(4,230)		(86)				1,675	(2,641)
Balance, March 31, 2017	$493,702	65,684,860	$11,518	1,328,084	$(2,296)	(109,772)	$(2,495)	$500,429

Balance, January 1, 2018	$501,023	70,310,590	$11,582	1,421,768	$(2,341)	(113,609)	$4,476	$514,740
Issuance of common units for vesting of phantom units		53,091						—
Treasury units purchased					(250)	(19,036)		(250)
Issuance of general partner units			9	690				9
Contribution of capital	1,825							1,825
Cash distributions	(20,050)		(405)					(20,455)
Unit-based compensation expense	314							314
Impact of Adoption of Accounting Standards Updates (See Note 2 ("Recent Accounting Developments"))	12,837		260				(383)	12,714
Comprehensive income	10,086		204				5,534	15,824
Balance, March 31, 2018	$506,035	70,363,681	$11,650	1,422,458	$(2,591)	(132,645)	$9,627	$524,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$10,290	$(4,316)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	34,326	36,885
Long-lived asset impairment	3,066	6,210
Amortization of deferred financing costs	1,353	1,726
Amortization of debt discount	344	319
Amortization of terminated interest rate swaps	166	—
Debt extinguishment costs	—	291
Interest rate swaps	257	505
Unit-based compensation expense	314	520
Provision for doubtful accounts	118	278
(Gain) loss on sale of property, plant and equipment	(256)	148
Deferred income tax provision	391	1,302
Amortization of contract costs	2,101	—
Changes in assets and liabilities:
Accounts receivable, trade	(1,639)	6,413
Contract costs	(6,604)	—
Other assets and liabilities	13,495	10,434
Net cash provided by operating activities	57,722	60,715
Cash flows from investing activities:
Capital expenditures	(60,555)	(14,090)
Proceeds from sale of property, plant and equipment	10,377	4,187
Proceeds from insurance	136	—
Increase in amounts due from affiliates, net	—	(3,793)
Net cash used in investing activities	(50,042)	(13,696)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	73,830	709,000
Repayments of long-term debt	(61,136)	(705,500)
Payments for debt issuance costs	(2,316)	(14,459)
Payments for settlement of interest rate swaps that include financing elements	(205)	(581)
Distributions to unitholders	(20,455)	(19,107)
Net proceeds from sale of general partner units	9	20
Purchases of treasury units	(250)	(404)
Decrease in amounts due to affiliates, net	(3,772)	(8,012)
Net cash used in financing activities	(14,295)	(39,043)
Net increase (decrease) in cash	(6,615)	7,976
Cash at beginning of period	8,078	217
Cash at end of period	$1,463	$8,193
Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$1,825	$1,360
Contract operations equipment acquired/exchanged, net	$—	$(1,492)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of the Partnership included herein have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2017 Form 10-K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Organization

We are a publicly-held Delaware limited partnership formed in June 2006 to provide natural gas contract operations services to customers throughout the U.S. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers.

Our General Partner is an indirect wholly-owned subsidiary of Archrock. Its general partner is Archrock GP, and the board of directors and officers of Archrock GP, which we refer to herein as our board of directors and our officers, make decisions on our behalf.

As of March 31, 2018, public unitholders held an approximate 57% ownership interest in us and Archrock owned our remaining equity interests, including the general partner interests and all of the incentive distribution rights. As a result of the closing of the Merger, we are an indirect wholly-owned subsidiary of Archrock and the incentive distribution rights were canceled.

Merger Transaction

On April 26, 2018, Archrock completed the acquisition of all of our outstanding common units at a fixed exchange ratio of 1.40 shares of Archrock common stock for each of our common units not owned by Archrock. In connection with the closing of the Merger, Archrock issued an aggregate of 57.6 million shares of its common stock to unaffiliated holders of our common units in exchange for all of the 41.2 million common units not owned by Archrock. Additionally, our incentive distribution rights, which were previously owned indirectly by Archrock, were canceled and ceased to exist. As a result of the Merger, our common units are no longer publicly traded. See Note 13 (“Subsequent Events”) for further details of this transaction.

Significant Accounting Policies

Comprehensive Income (Loss)

Components of comprehensive income (loss) are net income (loss) and all changes in equity during a period except those resulting from transactions with our limited partners or General Partner. Our accumulated other comprehensive income (loss) consists only of derivative instruments. Changes in accumulated other comprehensive income (loss) represent changes in the fair value of derivative instruments that are designated as cash flow hedges and amortization of terminated interest rate swaps. See Note 9 (“Derivatives”) for additional disclosures related to comprehensive income (loss).

Income (Loss) Per Common Unit

Income (loss) per common unit is computed using the two-class method. Under the two-class method, basic income (loss) per common unit is determined by dividing net income (loss) allocated to the common units, after deducting the amounts allocated to our General Partner (including distributions to our General Partner on its incentive distribution rights) and participating securities, by the weighted average number of outstanding common units excluding the weighted average number of outstanding participating securities during the period. Participating securities include unvested phantom units with nonforfeitable tandem distribution equivalent rights to receive cash distributions in the quarter in which distributions are paid on common units. During periods of net loss, no effect is given to participating securities because they do not have a contractual obligation to participate in our losses.

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

The following table reconciles net income (loss) used in the calculation of basic and diluted income (loss) per common unit (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$10,290	$(4,316)
Less: General partner 2% ownership interest	(204)	86
Common unitholder interest in net income (loss)	10,086	(4,230)
Less: Net income attributable to participating securities	(28)	(34)
Net income (loss) used in basic and diluted income (loss) per common unit	$10,058	$(4,264)

The following table shows the potential common units that were included in computing diluted income (loss) per common unit (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average common units outstanding including participating securities	70,208	65,536
Less: Weighted average participating securities outstanding	(137)	(118)
Weighted average common units outstanding — used in basic income (loss) per common unit	70,071	65,418
Net dilutive potential common units issuable:
Phantom units	—	—
Weighted average common units and dilutive potential common units — used in diluted income (loss) per common unit	70,071	65,418

2. Recent Accounting Developments

Accounting Standards Updates Implemented

On January 1, 2018, we adopted ASU 2017-12 using the modified retrospective approach to existing cash flow hedge relationships as of January 1, 2018. ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements and eliminates the requirement to separately measure and report hedge ineffectiveness. As a result of the adoption of ASU 2017-12, we recognized a net gain of $0.4 million as a cumulative-effect adjustment to opening retained earnings, with a corresponding adjustment to other comprehensive income (loss), to reverse the cumulative ineffectiveness previously recognized in interest expense.

On January 1, 2018, we adopted ASU 2016-15 on a retrospective basis. ASU 2016-15 addresses diversity in practice and simplifies several elements of cash flow classification, including how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 did not have an impact on our condensed consolidated statement of cash flow for the three months ended March 31, 2017.

Revenue Recognition Update

On January 1, 2018, we adopted the Revenue Recognition Update using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized the cumulative effect of initially applying the Revenue Recognition Update as an adjustment to the opening balance of retained earnings. For contracts that were modified before the effective date, we identified performance obligations on the basis of the current version of the contract, which included any contract modifications since inception. The application of the practical expedient for contract modifications did not have a material effect on the adjustment to retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Under previous guidance, contract operations revenue was recognized when earned, which generally occurs monthly when the service is provided under our customer contracts. Under the Revenue Recognition Update the timing of revenue recognition is impacted by contractual provisions for service availability guarantees of our compressor assets and re-billable costs associated with moving our compressor assets to a customer site. These changes are further discussed below and did not result in a material difference from previous practice for contract operations.

The Revenue Recognition Update provides guidance on contract costs that should be recognized as assets and amortized over the period that the related goods or services transfer to the customer. Certain costs that were previously expensed as incurred, such as sales commissions and freight charges to transport compressor assets, are deferred and amortized.

The following table summarizes the cumulative impact of the adoption of the Revenue Recognition Update on the opening balance sheet (in thousands):

	December 31, 2017	Adjustments Due to the Revenue Recognition Update	January 1, 2018
Assets
Contract costs	$—	$16,316	$16,316

Liabilities
Accrued liabilities	$7,597	$186	$7,783
Deferred revenue	1,299	3,416	4,715

Partners’ capital
Common units	$501,023	$12,462	$513,485
General partner units	11,582	252	11,834

The following tables summarize the impact of the application of the Revenue Recognition Update on our condensed consolidated balance sheet and condensed consolidated statement of operations (in thousands):

	March 31, 2018
Balance Sheet	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Assets
Accounts receivable, trade	$69,100	$68,858	$242
Contract costs	20,819	—	20,819

Liabilities
Accrued liabilities	$9,683	$9,483	$200
Deferred revenue	6,761	1,375	5,386
Other long-term liabilities	9,284	9,272	12

Equity
Common units	$506,035	$490,879	$15,156
General partner units	11,650	11,343	307

	Three Months Ended March 31, 2018
Statement of Operations	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Revenue	$147,002	$148,931	$(1,929)
Cost of sales (excluding depreciation and amortization) — affiliates	56,302	60,296	(3,994)
Selling, general and administrative — affiliates	19,801	20,310	(509)
Provision for income taxes	519	507	12
Net income	10,290	7,728	2,562

Accounting Standards Updates Not Yet Implemented

In June 2016, the FASB issued ASU 2016-13 that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 that establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

3. Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

Three Months Ended March 31, 2018
0 - 1,000 horsepower per unit	$54,427
1,001 - 1,500 horsepower per unit	60,694
Over 1,500 horsepower per unit	31,435
Other (1)	446
Total Contract Operations (2)	$147,002
——————

(1)	Primarily relates to fees associated with Archrock-owned non-compressor equipment.

(2)
Includes $1.1 million for the three months ended March 31, 2018 related to billable maintenance on Archrock-owned units that was recognized at a point in time. All other revenue is recognized over time.

Contract Operations

We provide comprehensive contract operations services, including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs. Based on the operating specifications at the customer location and each customer's unique needs, these services include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment to provide natural gas compression services to our customers.

Natural gas compression services are generally satisfied over time, as the customer simultaneously receives and consumes the benefits provided by these services. Our performance obligation is a series in which the unit of service is one month, as the customer receives substantially the same benefit each month from the services regardless of the type of service activity performed, which may vary. If the transaction price is based on a fixed fee, revenue is recognized monthly on a straight-line basis over the period that we are providing services to the customer. Amounts invoiced to customers for costs associated with moving our compressor assets to a customer site are also included in the transaction price and are amortized over the initial contract term.

Variable consideration exists if customers are billed at a lesser standby rate when a unit is not running. We have elected to apply the invoicing practical expedient to recognize revenue for such variable consideration, as the invoice corresponds directly to the value transferred to the customer based on our performance completed to date. The rate for standby service is lower to reflect the decrease in costs and effort required to provide standby service when a unit is not running.

We also perform billable maintenance service on our natural gas compression equipment at the customer’s request on an as-needed basis. The performance obligation is satisfied and revenue is recognized at the agreed-upon transaction price at the point in time when service is complete and the customer has accepted the work performed and can obtain the remaining benefits of the service that the unit will provide.

As of March 31, 2018, we had $168.0 million of remaining performance obligations related to our contract compression service. This amount does not reflect revenue for contracts whose original expected duration is less than 12 months or performance obligations for which we recognize revenue in the amount at which we have the right to invoice for services performed. We have elected the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. This amount will be recognized through 2021 as follows (in thousands):

	2018	2019	2020	2021	Total
Remaining performance obligations	$106,284	$46,104	$12,725	$2,865	$167,978

Contract Balances

Contract operations services are generally billed monthly at the beginning of the month in which service is being provided. We recognize a contract asset when we have the right to consideration in exchange for goods or services transferred to a customer when the right is conditioned on something other than the passage of time. We recognize a contract liability when we have an obligation to transfer goods or services to a customer for which we have already received consideration. Freight billings to transport compressor assets often result in a contract liability.

As of March 31, and January 1, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts were $68.3 million and $66.2 million, respectively. As of March 31, and January 1, 2018, our contract liabilities were $7.3 million and $5.4 million, respectively, which are included in deferred revenue and other long-term liabilities in our condensed consolidated balance sheets. The increase in the contract liability balance was due to deferral of $4.1 million, partially offset by $2.2 million which was recognized as revenue during the period each primarily related to freight billings.

4. Related Party Transactions

On January 1, 2018, we entered into the Merger Agreement pursuant to which we agreed to merge with and into an indirect wholly-owned subsidiary of Archrock. On April 26, 2018, the Merger was completed and we survived as Archrock’s indirect wholly-owned subsidiary. See Note 13 (“Subsequent Events”) for further details of the Merger.

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

The TCJA made significant changes to the determination of partnership taxable income that included the cessation of like-kind exchange treatment for exchanges of tangible personal property. In accordance with this change, we no longer perform such exchanges as of January 1, 2018.

Transfer and Exchange of Overhauls. During the three months ended March 31, 2018 and March 31, 2017, Archrock contributed to us $1.8 million and $1.4 million, respectively, related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

Other Exchanges. The following table summarizes the exchange activity between Archrock and us prior to the enactment of the TCJA (dollars in thousands):

	Three Months Ended March 31, 2017
	Transferred to Archrock	Transferred from Archrock
Compressor units	79	70
Horsepower	47,700	41,200
Net book value	$21,559	$20,063

During the three months ended March 31, 2017, we recorded capital distributions of $1.5 million related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the exchanges.

Leases. The following table summarizes the aggregate cost and accumulated depreciation of equipment on lease to and from Archrock (in thousands):

	March 31, 2018	December 31, 2017
Equipment on lease to Archrock:
Aggregate cost	$14,740	$3,560
Accumulated depreciation	2,366	272

Equipment on lease from Archrock:
Aggregate cost	$24,273	$224
Accumulated depreciation	11,824	34

The following table summarizes the revenue from Archrock related to the lease of our compression equipment and the cost of sales related to the lease of Archrock compression equipment (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	$149	$28
Cost of sales	251	68

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

5. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized costs include commissions paid to our sales force to obtain contract operations contracts. As of March 31, and January 1, 2018, we recorded contract costs of $2.5 million and $2.0 million, respectively, associated with sales commissions.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Capitalized costs incurred to fulfill our customer contracts include freight charges to transport compressor assets before transferring services to the customer and mobilization activities associated with our contract operations services. As of March 31, and January 1, 2018, we recorded contract costs of $18.4 million and $14.3 million, respectively, associated with freight and mobilization.

Contract operations costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 36 months based on average contract term, including anticipated renewals. We assess periodically whether the 36-month estimate fairly represents the average contract term and adjust as appropriate. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the three months ended March 31, 2018, we amortized $0.2 million and $1.9 million related to commissions and freight and mobilization, respectively. During the three months ended March 31, 2018, there was no impairment loss recorded in relation to the costs capitalized.

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Credit Facility	$687,000	$674,306

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(2,344)	(2,523)
Less: Deferred financing costs, net of amortization	(3,082)	(3,338)
	344,574	344,139

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(3,276)	(3,441)
Less: Deferred financing costs, net of amortization	(3,746)	(3,951)
	342,978	342,608
Long-term debt	$1,374,552	$1,361,053

Credit Facility

The Credit Facility is a five-year, $1.1 billion asset-based revolving credit facility that will mature on March 30, 2022, except that if any portion of our 6% senior notes due April 2021 are outstanding as of December 2, 2020, then maturity will instead be on December 2, 2020. In March 2017, we incurred $14.9 million in transaction costs related to the formation of the Credit Facility. Concurrent with entering into the Credit Facility, we expensed $0.6 million of unamortized deferred financing costs and recorded a debt extinguishment loss of $0.3 million related to the termination of our Former Credit Facility.

As of March 31, 2018, we had no outstanding letters of credit under the Credit Facility and the applicable margin on amounts outstanding was 3.3%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 5.1% and 6.3% at March 31, 2018 and 2017, respectively. We incurred $0.5 million and $0.4 million in commitment fees on the daily unused amount of the Credit Facility and Former Credit Facility during the three months ended March 31, 2018 and 2017, respectively.

On February 23, 2018, we amended the Credit Facility to, among other things, increase the maximum Total Debt to EBITDA ratio. We must maintain the following consolidated financial ratios, as defined in the Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2018	5.95 to 1.0
Through fiscal year 2019	5.75 to 1.0
Through second quarter of 2020	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
——————

(1)
Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As of March 31, 2018, we had undrawn capacity of $413.0 million under the Credit Facility. As a result of the financial ratio requirements discussed above, $177.2 million of the $413.0 million of undrawn capacity was available for additional borrowings as of March 31, 2018. As of March 31, 2018, we were in compliance with all covenants under the Credit Facility agreement.

Amendment No. 1 amended certain other terms of the Credit Facility effective upon completion of the Merger on April 26, 2018. See 13 (“Subsequent Events”) for further details.

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

7. Partners’ Capital

On April 26, 2018, Archrock completed the acquisition of all of our outstanding common units at a fixed exchange ratio of 1.40 shares of Archrock common stock for each of our common units not owned by Archrock. Additionally, our incentive distribution rights, which were previously owned indirectly by Archrock, were canceled and ceased to exist. As a result of the Merger, our common units are no longer publicly traded. See Note 13 (“Subsequent Events”) for further details of this transaction.

Unit Transactions

During the three months ended March 31, 2018 and March 31, 2017, we issued and sold 690 and 1,119 general partner units, respectively, to our General Partner to maintain its approximate 2% general partner interest in us.

As of March 31, 2018, Archrock owned 29,064,637 common units and 1,422,458 general partner units, collectively representing an approximate 43% interest in us.

Cash Distributions

We make distributions of available cash (as defined in our Partnership Agreement) from operating surplus in the following manner:

•	first, 98% to all common unitholders, pro rata, and 2% to our general partner, until each unit has received a distribution of $0.4025;

•	second, 85% to all common unitholders, pro rata, and 15% to our general partner, until each unit has received a distribution of $0.4375;

•	third, 75% to all common unitholders, pro rata, and 25% to our general partner, until each unit has received a total of $0.5250; and

•	thereafter, 50% to all common unitholders, pro rata, and 50% to our general partner.

The following table summarizes our distributions per unit:

Period Covering	Payment Date	Distribution per Common Unit	Total Distribution (in thousands)
1/1/2017 — 3/31/2017	May 15, 2017	$0.285	$19,124
4/1/2017 — 6/30/2017	August 14, 2017	0.285	20,459
7/1/2017 — 9/30/2017	November 14, 2017	0.285	20,459
10/01/2017 — 12/31/2017	February 13, 2018	0.285	20,455

On April 30, 2018, our board of directors approved a cash distribution of approximately $15.5 million. The distribution covers the period from January 1, 2018 through March 31, 2018. Any distributions in respect of our common units will be paid to Archrock as the owner of all outstanding common units.

8. Unit-Based Compensation

Long-Term Incentive Plan

In April 2017, we adopted the 2017 LTIP to provide for the benefit of the employees, directors and consultants of us, Archrock and our respective affiliates. Two million common units have been authorized for issuance with respect to awards under the 2017 LTIP. The 2017 LTIP provides for the issuance of unit options, unit appreciation rights, restricted units, phantom units, performance awards, bonus awards, distribution equivalent rights, cash awards and other unit-based awards. The 2017 LTIP will be administered by the Plan Administrator. The 2006 LTIP expired in 2016 and, as such, no further grants have been or can be made under that plan following expiration. Previous grants made under the 2006 LTIP continue to be governed by the 2006 LTIP and the applicable award agreements.

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

Phantom Units

The following table presents phantom unit activity during the three months ended March 31, 2018:

	Phantom Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Phantom units outstanding, January 1, 2018	153	$12.19
Vested	(53)	11.24
Phantom units outstanding, March 31, 2018	100	12.69

As of March 31, 2018, we expect $1.1 million of unrecognized compensation cost related to unvested phantom units to be recognized over the weighted-average period of 1.7 years.

9. Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes.

At March 31, 2018, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2019	$100.0
May 2020	100.0
March 2022	300.0
$500.0

As of March 31, 2018, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts in other comprehensive income (loss) are reclassified into earnings and presented in the same income statement line item as the earnings effect of the hedged item. Prior to adoption of ASU 2017-12, we performed quarterly calculations to determine whether the swap agreements continued to be highly effective at achieving offsetting changes in cash flows attributable to the hedged risk. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we expect the hedging relationship to continue to be highly effective. Upon adoption of ASU 2017-12, we perform subsequent quarterly prospective and retrospective hedge effectiveness assessments qualitatively unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $1.5 million of deferred gain attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at March 31, 2018, will be reclassified into earnings as interest income at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

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

The following tables present the effect of derivative instruments on our consolidated financial position and results of operations (in thousands):

		Fair Value Asset (Liability)
	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Current portion of interest rate swaps	$1,646	$186
Interest rate swaps	Other long-term assets	8,164	4,490
Interest rate swaps	Current portion of interest rate swaps	—	(134)
Total derivatives		$9,810	$4,542

	Gain Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended March 31, 2018	$4,696	Interest expense	$(455)
Three months ended March 31, 2017	699	Interest expense	(976)

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
Three Months Ended March 31, 2018
Interest Expense
Total amounts of income and expense line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$21,609
Interest Contracts:
Amount of loss reclassified from accumulated other comprehensive income into income	$(54)
Amount of gain (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	$—

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swaps are valued based on the income approach (discounted cash flow) using market observable inputs, including forward London Interbank Offered Rate curves. These fair value measurements are classified as Level 2.

The following table presents our interest rate swaps asset and liability measured at fair value on a recurring basis with pricing levels as of the date of valuation (in thousands):

	March 31, 2018	December 31, 2017
Interest rate swaps asset	$9,810	$4,676
Interest rate swaps liability	—	(134)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2018, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $0.2 million and $1.8 million at March 31, 2018 and December 31, 2017, respectively. See Note 11 (“Long-Lived Asset Impairment”) for further details.

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

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	March 31, 2018	December 31, 2017
Carrying amount of fixed rate debt (1)	$687,552	$686,747
Fair value of fixed rate debt	700,000	702,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 6 (“Long-Term Debt”) for further details.

11. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

We periodically review the future deployment of our idle compression assets for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determine that certain idle compressor units should be retired from the active fleet. The retirement of these units from the active fleet triggers a review of these assets for impairment and as a result of our review, we may record an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit is estimated based on the expected net sale proceeds compared to other fleet units we recently sold, a review of other units recently offered for sale by third parties or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets, we evaluate for impairment idle units that were culled from our fleet in prior years and are available for sale. Based on that review, we may reduce the expected proceeds from disposition and record additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Idle compressor units retired from the active fleet	35	65
Horsepower of idle compressor units retired from the active fleet	13,000	22,000
Impairment recorded on idle compressor units retired from the active fleet	$3,066	$6,210

12. Commitments and Contingencies

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of March 31, 2018 and December 31, 2017, we accrued $2.4 million and $1.6 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

Litigation and Claims

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. Under the revised Heavy Equipment Statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $4.3 million during the three months ended March 31, 2018. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $70.5 million as of March 31, 2018, of which $13.1 million has been agreed to by a number of appraisal review boards and county appraisal districts and $57.4 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 93 petitions for review in the appropriate district courts with respect to the 2013 tax year, 103 petitions for review in the appropriate district courts with respect to the 2014 tax year, 111 petitions for review in the appropriate district courts with respect to the 2015 tax year, 105 petitions for review in the appropriate district courts with respect to the 2016 tax year and 107 petitions for review in the appropriate district courts with respect to the 2017 tax year.

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

On March 10, 2017, the Texas Supreme Court granted EXLP Leasing’s and EES Leasing’s petition for review in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District. The case was argued before the Texas Supreme Court on October 10, 2017. On March 2, 2018, the Texas Supreme Court ruled in favor of EXLP Leasing and EES Leasing by reversing the Fourteenth Court of Appeals’ decision. In doing so, the Supreme Court upheld the validity of the Heavy Equipment Rules and held that compressors are taxable in the county of EXLP Leasing’s and EES Leasing’s business location, not where each compressor is located on January 1. On March 8, 2018, the Galveston Central Appraisal District filed a motion for extension of time to file a motion for rehearing. The Court granted the motion and Galveston Central Appraisal District filed the motion for rehearing on April 2, 2018.

We continue to believe that the revised statutes are constitutional as applied to natural gas compressors and that under the revised statutes our natural gas compressors are taxable in the counties where we maintain a business location and keep natural gas compressors. Recognizing the similarity of the issues and that these cases will ultimately be resolved by the Texas appellate courts, most of the remaining 2012-2017 district court cases have been formally or effectively abated pending final judgment from the Texas Supreme Court.

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

13. Subsequent Events

Merger Transaction

On January 1, 2018, we entered into the Merger Agreement pursuant to which we agreed to merge with and into an indirect wholly-owned subsidiary of Archrock. On April 26, 2018, the Merger was completed and we survived as Archrock’s indirect wholly-owned subsidiary. Upon completion of the Merger, each of our 41.2 million common units not owned by Archrock was converted to Archrock shares at a fixed exchange ratio of 1.40 for total implied consideration of approximately $625.3 million and all of our incentive distribution rights, which were owned indirectly by Archrock, were canceled and ceased to exist. As a result of the completion of the Merger, our common units are no longer publicly traded.

Amendment to the Credit Facility

On February 23, 2018, we amended the Credit Facility to, among other things:

•	increase the maximum Total Debt to EBITDA ratio (as defined in the Credit Facility agreement), effective as of the execution of Amendment No. 1 on February 23, 2018; and

•	effective upon completion of the Merger on April 26, 2018:

–	increase the aggregate revolving commitment to $1.25 billion;

–	increase the amount available for incremental increases to the commitments under the Credit Facility to $500.0 million;

–	increase the amount available for the issuance of letters of credit to $50.0 million;

–	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions;

–	name Archrock Services, L.P., one of Archrock’s subsidiaries, as a borrower under the Credit Facility and certain of Archrock’s other subsidiaries as loan guarantors; and

–	amend the definition of “Borrowing Base” to include certain assets of Archrock’s subsidiaries.

On April 26, 2018, in connection with the Merger and Amendment No. 1, Archrock terminated its credit facility and we borrowed on the Credit Facility to repay the $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. In addition, the $15.4 million of letters of credit outstanding under its facility as of the Merger were converted to letters of credit under our Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Financial Statements of this Quarterly Report on Form 10-Q and in conjunction with our 2017 Form 10-K.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, without limitation, statements regarding the effects of the Merger; the Partnership’s business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; the expected amount of our capital expenditures; anticipated cost savings; future revenue and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by looking for words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2017 Form 10-K, and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

•	the risk that cost savings, tax benefits and any other synergies from the Merger may not be fully realized or may take longer to realize than expected;

•	the impact and outcome of pending and future litigation, including litigation, if any, relating to the Merger;

•	conditions in the oil and natural gas industry, including a sustained decrease in the level of supply or demand for oil or natural gas or a sustained low price of oil or natural gas;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

•
our dependence on Archrock to provide personnel and services, including its ability to hire, train and retain key employees and to cost-effectively perform the services necessary to conduct our business;

•	changes in economic or political conditions, including terrorism and legislative changes;

•	the inherent risks associated with our operations, such as equipment defects, impairments, malfunctions and natural disasters;

•	the loss of our status as a partnership for U.S. federal income tax purposes;

•	the risk that counterparties will not perform their obligations under our financial instruments;

•	the financial condition of our customers;

•	our ability to implement certain business and financial objectives, such as:

–	winning profitable new business;

–	growing our asset base and enhancing asset utilization;

–	integrating acquired businesses;

–	generating sufficient cash; and

–	accessing the capital markets at an acceptable cost;

•	liability related to the use of our services;

•	changes in governmental safety, health, environmental or other regulations, which could require us to make significant expenditures; and

•	our level of indebtedness and ability to fund our business.

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

Recent Business Developments

Merger Transaction

On April 26, 2018, Archrock completed the acquisition of all of our outstanding common units at a fixed exchange ratio of 1.40 shares of Archrock common stock for each of our common units not owned by Archrock. In connection with the closing of the Merger, Archrock issued an aggregate of 57.6 million shares of its common stock to unaffiliated holders of our common units in exchange for all of the 41.2 million common units not owned by Archrock. Additionally, our incentive distribution rights, which were previously owned indirectly by Archrock, were canceled and ceased to exist. As a result of the Merger, our common units are no longer publicly traded. See Note 13 (“Subsequent Events”) to our Financial Statements for further details of the Merger.

Amendment to the Partnership Credit Facility

On February 23, 2018, we amended the Credit Facility to, among other things, increase the maximum Total Debt to EBITDA ratio. In addition, on April 26, 2018, concurrent with the Merger and certain terms within Amendment No. 1, we increased the aggregate revolving commitment under the Credit Facility to $1.25 billion. See “Liquidity and Capital Resources - Financial Resources” below and Notes 6 (“Long-Term Debt”) and 13 (“Subsequent Events”) to the Financial Statements for further discussion of Amendment No. 1.

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

Natural gas consumption in the U.S. for the twelve months ended January 31, 2018 remained flat at 27,509 Bcf compared to 27,293 Bcf for the twelve months ended January 31, 2017. The EIA forecasts that total U.S. natural gas consumption will increase 6% in 2018 compared to 2017. The EIA estimates that the U.S. natural gas consumption level will be approximately 32 Tcf in 2040, or 18% of the projected worldwide total of approximately 177 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended January 31, 2018 increased 2% to 29,041 Bcf compared to 28,376 Bcf for the twelve months ended January 31, 2017. The EIA forecasts that total U.S. natural gas marketed production will increase 10% in 2018 compared to 2017. The EIA estimates that the U.S. natural gas production level will be approximately 38 Tcf in 2040, or 21% of the projected worldwide total of approximately 177 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been volatile. The average price for natural gas, based on daily Henry Hub spot prices, in the first quarter of 2018 was 3% and 2% higher than the average price in the full year 2017 and first quarter of 2017, respectively, despite the spot price at March 29, 2018 being 24% and 10% lower than the spot price at December 29, 2017 and March 31, 2017, respectively. The U.S. natural gas liquid composite price was 17% higher in January 2018 than in January 2017, and the average price in the twelve months ended January 31, 2018 was 32% higher than the average price in the twelve months ended January 31, 2017. The West Texas Intermediate crude oil spot price at March 29, 2018 was 7% and 28% higher than at December 29, 2017 and March 31, 2017, respectively, and the average crude oil price in the first quarter of 2018 was 24% and 22% higher than the average price in the full year 2017 and first quarter of 2017, respectively.

Increased stability of oil and natural gas prices in 2017 contributed to increased new orders for our compression services in 2017 and thus far in 2018. Additionally, we increased our investment in new fleet units in 2017 and thus far in 2018 to take advantage of improved market conditions during 2017. As a result of these increased orders and investment, our revenue and average operating horsepower increased 7% and 5%, respectively, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

According to the Barclays 2018 Global E&P Spending Outlook, North America upstream spending is expected to increase by 21% in 2018. Due to this forecasted increase in customer spending in 2018 and the significant increase in new orders for compression services and investment in new fleet units in 2017 and thus far into 2018, we anticipate an increase in average operating horsepower and revenue during 2018 compared to 2017.

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

Operating Highlights

The following table summarizes our available and operating horsepower and horsepower utilization (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017
Total available horsepower (at period end)(1)(2)	3,338	3,267
Total operating horsepower (at period end)(1)(3)	3,016	2,826
Average operating horsepower	2,993	2,861
Horsepower utilization:
Spot (at period end)	90%	87%
Average	90%	88%
——————

(1)
Includes compressor units comprising approximately 36,000 and 4,000 horsepower leased from Archrock as of March 31, 2018 and 2017, respectively. Excludes compressor units comprising approximately 18,000 horsepower leased to Archrock as of March 31, 2018 (see Note 4 (“Related Party Transactions”) to our Financial Statements). No units were on lease to Archrock as of March 31, 2017.

(2)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(3)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Financial Results of Operations

Summary of Results

Net income (loss). We generated net income of $10.3 million and a net loss of $4.3 million during the three months ended March 31, 2018 and 2017, respectively. The change in net income (loss) was primarily due to the increase in revenue and decreases in long-lived asset impairment and depreciation and amortization.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table summarizes our revenue, costs and expenses and net income (loss) (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	$147,002	$137,295

Costs and expenses:
Cost of sales (excluding depreciation and amortization) - affiliates	56,302	56,277
Selling, general and administrative — affiliates	19,801	20,311
Depreciation and amortization	34,326	36,885
Long-lived asset impairment	3,066	6,210
Interest expense	21,609	20,223
Debt extinguishment costs	—	291
Merger-related costs	1,376	—
Other (income) loss, net	(287)	112
Provision for income taxes	519	1,302
Net income (loss)	$10,290	$(4,316)

Revenue. The increase in revenue during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a 5% increase in average operating horsepower and an increase in rates resulting from an increase in customer demand driven by improved market conditions in 2017. The increase in revenue was partially offset by the deferral of rebillable freight revenue as a result of the adoption of the Revenue Recognition Update.

Cost of sales (excluding depreciation and amortization) - affiliates. Cost of sales remained flat during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the capitalization of freight and mobilization costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update, which offset increases in costs associated with the increase in average operating horsepower, the mobilization of compressor units, freight expense and other operating costs of providing our services.

SG&A — affiliates. SG&A expense is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The decrease in SG&A expense was primarily due to a decrease in costs allocated to us by Archrock.

Depreciation and amortization. The decrease in depreciation and amortization expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2017, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the three months ended March 31, 2018 and 2017, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Idle compressor units retired from the active fleet	35	65
Horsepower of idle compressor units retired from the active fleet	13,000	22,000
Impairment recorded on idle compressor units retired from the active fleet	$3,066	$6,210

Interest expense. The increase in interest expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to increases in the weighted average effective interest rate and average outstanding balance of long-term debt, partially offset by a $0.6 million write-off of deferred financing costs associated with the termination of our Former Credit Facility in the three months ended March 31, 2017.

Merger-related costs. We incurred $1.4 million of Merger-related costs consisting of financial advisory, legal and other professional fees during the three months ended March 31, 2018.

Other (income) loss, net. The change in other (income) loss, net, was primarily due to a $0.3 million gain on the sale of property, plant and equipment during the three months ended March 31, 2018 compared to a $0.1 million loss in the three months ended March 31, 2017.

Provision for income taxes. The decrease in provision for income taxes during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a lower unrecognized tax benefit recorded in 2018 compared to 2017.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and make distributions to our unitholders depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the Credit Facility. On April 26, 2018, in connection with the closing of the Merger and Amendment No. 1, the aggregate revolving commitment of the Credit Facility was increased from $1.1 billion to $1.25 billion. See “Financial Resources” below and Notes 6 (“Long-Term Debt”) and 13 (“Subsequent Events”) to the Financial Statements for further details.

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. New orders for compression services were strong in 2017 and we have continued to book new orders at elevated rates into 2018. We believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our liquidity needs through at least March 31, 2019.

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

Capital Requirements

The natural gas compression business is capital intensive, requiring significant investment to maintain and upgrade existing operations. Our capital spending is dependent on the demand for our services and the availability of the type of compression equipment required for us to render those services to our customers. Our capital requirements have consisted primarily of, and we anticipate will continue to consist of, the following:

•
growth capital expenditures, which are made to expand or replace partially or fully depreciated assets or to expand the operating capacity or revenue generating capabilities of existing or new assets, whether through construction, acquisition or modification; and

•	maintenance capital expenditures, which are made to maintain the existing operating capacity of our assets and related cash flows, further extending the useful lives of the assets.
The majority of our growth capital expenditures are related to the acquisition cost of new compressor units that we add to our fleet. In addition, growth capital expenditures can also include the upgrading of major components on an existing compressor unit where the current configuration of the compressor unit is no longer in demand and the compressor is not likely to return to an operating status without the capital expenditures. These latter expenditures substantially modify the operating parameters of the compressor unit such that it can be used in applications for which it previously was not suited. Maintenance capital expenditures are related to major overhauls of significant components of a compressor unit such as the engine, compressor and cooler, which return the components to a like-new condition, but do not modify the applications for which the compressor unit was designed.

Archrock manages its and our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. If the owner of the appropriate compressor unit is not the contracting entity, the unit is leased to or exchanged for other equipment of the contracting entity. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer. For equipment that is leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. During 2017, we increased our purchases of new compressor units. If we continue to acquire more compression equipment, as is anticipated in 2018, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

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

Financial Resources

Credit Facility

On February 23, 2018, we amended the Credit Facility to, among other things:

•	increase the maximum Total Debt to EBITDA ratio (as defined in the Credit Facility agreement), effective as of the execution of Amendment No. 1 on February 23, 2018; and

•	effective upon the closing of the Merger on April 26, 2018:

–	increase the aggregate revolving commitment to $1.25 billion;

–	increase the amount available for incremental increases to the commitments under the Credit Facility to $500.0 million;

–	increase the amount available for the issuance of letters of credit to $50.0 million;

–	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions;

–	name Archrock Services, L.P., one of Archrock’s subsidiaries, as a borrower under the Credit Facility and certain of Archrock’s other subsidiaries as loan guarantors; and

–	amend the definition of “Borrowing Base” to include certain assets of Archrock’s subsidiaries.

The following table presents the weighted average annual interest rate and average daily debt balance of our Credit Facility (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average annual interest rate (1) (2)	5.1%	6.3%
Average daily debt balance (2)	$680,465	$507,629
——————

(1)	Excludes the effect of interest rate swaps.

(2)	The amounts for the three months ended March 31, 2018 pertain to the Credit Facility. The amounts for the three months ended March 31, 2017 pertain to our Former Credit Facility.

The Credit Facility matures on March 30, 2022, except that if any portion of our 6% senior notes due April 2021 are outstanding as of December 2, 2020, then maturity will instead be on December 2, 2020. Portions of the Credit Facility up to $50.0 million are available for the issuance of swing line loans. The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressor units.

We must maintain the following consolidated financial ratios, as defined in the Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2018	5.95 to 1.0
Through fiscal year 2019	5.75 to 1.0
Through second quarter of 2020	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
——————

(1)
Subject to a temporary increase to 5.50 to 1.0 for any quarter during which an acquisition meeting certain thresholds is completed and for the following two quarters after the quarter in which the acquisition closes.

As a result of the Total Debt to EBITDA ratio limitation above, $177.2 million of the $413.0 million undrawn capacity under the Credit Facility was available for additional borrowings as of March 31, 2018.

The Credit Facility agreement contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date we have cash (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility. As of March 31, 2018, we were in compliance with all covenants under the Credit Facility.

On April 26, 2018, in connection with the Merger and Amendment No. 1, Archrock terminated its credit facility and we borrowed on the Credit Facility to repay the $63.2 million in borrowings and accrued and unpaid interest and fees outstanding. In addition, the $15.4 million of letters of credit outstanding under its facility as of the Merger were converted to letters of credit under our Credit Facility.

Cash Flows

The following table summarizes our sources and uses of cash during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$57,722	$60,715
Investing activities	(50,042)	(13,696)
Financing activities	(14,295)	(39,043)
Net change in cash	$(6,615)	$7,976

Operating Activities. The decrease in net cash provided by operating activities during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in accounts receivable as a result of the timing of payments received from our customers and an increase in cost of sales, including freight and mobilization costs incurred to fulfill contracts prior to the transfer of service. These activities were partially offset by an increase in revenues primarily driven by improved market conditions.

Investing Activities. The increase in net cash used in investing activities during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to a $46.5 million increase in capital expenditures, partially offset by a $6.2 million increase in proceeds from sale of property, plant and equipment.

Financing Activities. The decrease in net cash used in financing activities during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was due to a $12.1 million decrease in payments for debt issuance costs and a $9.2 million increase in net borrowings of long-term debt.

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

On April 30, 2018, our board of directors approved a cash distribution of approximately $15.5 million. The distribution covers the period from January 1, 2018 through March 31, 2018. Any distributions in respect of our common units will be paid to Archrock as the owner of all outstanding common units. The amount of our cash distributions will be determined by our board of directors on a quarterly basis, taking into account a number of factors. There is no guarantee that we will continue to pay cash distributions to our unitholders at the current level, or at all.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit see Note 6 (“Long-Term Debt”) to our Financial Statements.

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

As of March 31, 2018, after taking into consideration interest rate swaps, we had $187.0 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at March 31, 2018 would result in an annual increase in our interest expense of $1.9 million.

For further information regarding our use of interest rate swaps to manage our exposure to interest rate fluctuations on a portion of our debt obligations, see Note 9 (“Derivatives”) to our Financial Statements.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 (“Commitments and Contingencies”) to our Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 1.

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

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended March 31, 2018:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Unit	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares yet to be Purchased Under the Publicly Announced Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	N/A	N/A
February 1, 2018 - February 28, 2018	—	—	N/A	N/A
March 1, 2018 - March 31, 2018	19,036	13.10	N/A	N/A
Total	19,036	$13.10	N/A	N/A
——————

(1)	Represents shares withheld to satisfy employees’ tax withholding obligations in connection with vesting of restricted stock awards during the period.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 1, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P. and Archrock Partners, L.P., incorporated by reference to Exhibit 2.1 of Archrock Partners’ Current Report on Form 8-K filed on January 2, 2018

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of January 11, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P. and Amethyst Merger Sub LLC, incorporated by reference to Exhibit 2.2 of Archrock Partners’ Current Report on Form 8-K filed on January 16, 2018

3.1
Certificate of Limited Partnership of UCO Partners, L.P. (now Archrock Partners, L.P), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2
Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3
Certificate of Amendment of Certificate of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

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
3.9
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP, LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.10
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Archrock Partners, L.P., dated December 22, 2017, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2017

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

10.1
Amendment No.1 to Credit Agreement, dated as of February 23, 2018, by and among Archrock Partners L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2018

10.2†	Form of Letter Agreement, dated as of March 19, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2018
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

ARCHROCK PARTNERS, L.P.

By:	ARCHROCK GENERAL PARTNER, L.P.
its General Partner

By:	ARCHROCK GP LLC
its General Partner

By:	/s/ RAYMOND K. GUBA
Raymond K. Guba
Interim Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DONNA A. HENDERSON
Donna A. Henderson
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 3, 2018