Form 10-Q
period 2018-06-30
Archrock Partners, L.P.
filed 2018-08-02
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

At July 26, 2018, the registrant’s common equity consisted of 70,231,036 common units, all of which were held indirectly by Archrock, Inc.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2006 LTIP	The Archrock Partners, L.P. Long Term Incentive Plan, adopted in October 2006
2017 Form 10-K	Archrock Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017
2017 LTIP	The Archrock Partners, L.P. Long Term Incentive Plan, adopted in April 2017
51st District Court	51st Judicial District Court of Irion County, Texas
Amendment No. 1	Amendment No. 1 to Credit Agreement dated February 23, 2018, which amended that certain Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Archrock
Prior to the Merger: Archrock, Inc., individually and together with its wholly-owned subsidiaries

Subsequent to the Merger: Archrock, Inc., individually and together with its wholly-owned subsidiaries, excluding the Partnership

ASU 2016-02	Accounting Standards Update No. 2016-02 Leases (Topic 842)
ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326):Measurement of Credit Losses on Financial Instruments
ASU 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
ASU 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
Bcf	Billion cubic feet
Credit Facility	$1.25 billion asset-based revolving credit facility, as amended by Amendment No. 1
EBITDA	Earnings before interest, taxes, depreciation and amortization
EES Leasing	Archrock Services Leasing LLC, formerly known as EES Leasing LLC
EIA	U.S. Energy Information Administration
Exchange Act	Securities Exchange Act of 1934, as amended
EXLP Leasing	Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC
FASB	Financial Accounting Standards Board
Financial Statements	The Partnership’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
Former Credit Facility	$825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	Accounting principles generally accepted in the U.S.
General Partner	Archrock General Partner, L.P., the Partnership’s general partner, and an indirect, wholly-owned subsidiary of Archrock
Heavy Equipment Statutes	Texas Tax Code §§ 23.1241, 23.1242
Merger	The transaction completed on April 26, 2018 pursuant to the Merger Agreement in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock
Merger Agreement
Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock and the Partnership, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018, and which was completed and effective on April 26, 2018

MMBtu	Million British thermal unit
Notes	$350.0 million of 6% senior notes due April 2021 and $350 million of 6% senior notes due October 2022
Omnibus Agreement	The Partnership’s Fifth Amended and Restated Omnibus Agreement with Archrock, dated as of April 26, 2018
Partnership, we, our, us	Archrock Partners, L.P., together with its subsidiaries
Partnership Agreement	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), as amended, dated as of April 14, 2008
Revenue Recognition Update	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) and additional related standards updates

Revolving Loan Agreement	Agreement dated April 26, 2018 among the Partnership and Archrock under which the Partnership may make loans to Archrock
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Tcf	Trillion cubic feet
TCJA	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
U.S.	United States of America

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$51	$8,078
Accounts receivable, trade, net of allowance of $1,502 and $1,296, respectively	69,391	67,714
Current portion of interest rate swaps	2,816	186
Accrued interest on loan receivable due from Archrock	263	—
Total current assets	72,521	75,978
Property, plant and equipment	2,811,243	2,727,401
Accumulated depreciation	(978,550)	(953,325)
Property, plant and equipment, net	1,832,693	1,774,076
Intangible assets, net	53,061	60,747
Contract costs	24,660	—
Loan receivable due from Archrock	60,500	—
Other long-term assets	24,827	19,401
Total assets	$2,068,262	$1,930,202

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$40,559	$18,368
Accrued liabilities	9,546	7,597
Deferred revenue	7,730	1,299
Accrued interest	12,835	12,972
Due to Archrock, net	8,849	4,683
Current portion of interest rate swaps	—	134
Total current liabilities	79,519	45,053
Long-term debt	1,458,863	1,361,053
Other long-term liabilities	8,596	9,356
Total liabilities	1,546,978	1,415,462
Commitments and contingencies (Note 12)
Partners’ capital:
Common units: 70,231,036 and 70,310,590 issued, respectively	497,875	501,023
General partner units: 1,422,458 and 1,421,768 issued and outstanding, respectively	11,543	11,582
Accumulated other comprehensive income	11,866	4,476
Treasury units: 113,609 common units at December 31, 2017	—	(2,341)
Total partners’ capital	521,284	514,740
Total liabilities and partners’ capital	$2,068,262	$1,930,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$150,866	$138,255	$297,868	$275,550

Costs and expenses:
Cost of sales (excluding depreciation and amortization)	60,226	53,995	116,528	110,272
Selling, general and administrative	19,344	18,303	39,145	38,614
Depreciation and amortization	33,898	36,275	68,224	73,160
Long-lived asset impairment	3,846	3,081	6,912	9,291
Interest expense, net	22,542	21,299	44,151	41,522
Debt extinguishment costs	—	—	—	291
Merger-related costs	1,340	—	2,716	—
Other income, net	(394)	(933)	(681)	(821)
Total costs and expenses	140,802	132,020	276,995	272,329
Income before income taxes	10,064	6,235	20,873	3,221
Provision for (benefit from) income taxes	(417)	960	102	2,262
Net income	$10,481	$5,275	$20,771	$959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$10,481	$5,275	$20,771	$959
Other comprehensive income:
Interest rate swap gain, net of reclassifications to earnings	2,178	463	7,163	2,138
Amortization of terminated interest rate swaps	61	—	227	—
Total other comprehensive income	2,239	463	7,390	2,138
Comprehensive income	$12,720	$5,738	$28,161	$3,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for unit amounts)
(unaudited)

	Partners’ Capital				Treasury Units		Accumulated Other Comprehensive Income (Loss)
	Common Units		General Partner Units
	$	Units	$	Units	$	Units		Total
Balance at January 1, 2017	$516,208	65,606,655	$12,027	1,326,965	$(1,892)	(86,795)	$(4,170)	$522,173
Issuance of common units for vesting of phantom units		83,734						—
Treasury units purchased					(404)	(22,977)		(404)
Issuance of general partner units			22	1,231				22
Distribution of capital, net	(370)		(141)					(511)
Cash distributions	(37,474)		(757)					(38,231)
Unit-based compensation expense	557							557
Comprehensive income
Net income	940		19					959
Interest rate swap gain, net of reclassifications to earnings							2,138	2,138
Balance at June 30, 2017	$479,861	65,690,389	$11,170	1,328,196	$(2,296)	(109,772)	$(2,032)	$486,703

Balance at January 1, 2018	$501,023	70,310,590	$11,582	1,421,768	$(2,341)	(113,609)	$4,476	$514,740
Issuance of common units for vesting of phantom units		53,091						—
Treasury units purchased					(250)	(19,036)		(250)
Issuance of general partner units			9	690				9
Contribution of capital	1,504							1,504
Cash distributions	(35,571)		(720)					(36,291)
Unit-based compensation expense	314							314
Impact of adoption of Revenue Recognition Update	12,462		252					12,714
Impact of adoption of ASU 2017-12	375		8					383
Merger-related adjustments	(2,591)	(132,645)			2,591	132,645		—
Comprehensive income
Net income	20,359		412					20,771
Interest rate swap gain, net of reclassifications to earnings							7,163	7,163
Amortization of terminated interest rate swaps							227	227
Balance at June 30, 2018	$497,875	70,231,036	$11,543	1,422,458	$—	—	$11,866	$521,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$20,771	$959
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	68,224	73,160
Long-lived asset impairment	6,912	9,291
Amortization of deferred financing costs	2,862	3,017
Amortization of debt discount	694	653
Amortization of terminated interest rate swaps	227	—
Debt extinguishment costs	—	291
Interest rate swaps	327	980
Unit-based compensation expense	314	557
Provision for doubtful accounts	549	941
Gain on sale of property, plant and equipment	(618)	(759)
Deferred income tax provision (benefit)	(140)	2,232
Amortization of contract costs	4,758	—
Changes in assets and liabilities:
Accounts receivable, trade	(2,477)	445
Contract costs	(13,102)	—
Other assets and liabilities	4,422	6,991
Net cash provided by operating activities	93,723	98,758
Cash flows from investing activities:
Capital expenditures	(115,510)	(71,612)
Proceeds from sale of property, plant and equipment	13,719	5,062
Proceeds from insurance	252	—
Increase in amounts due from Archrock, net	—	(2,336)
Loan receivable due from Archrock	(60,500)	—
Net cash used in investing activities	(162,039)	(68,886)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	272,830	789,000
Repayments of long-term debt	(176,636)	(756,500)
Payments for debt issuance costs	(3,332)	(14,855)
Payments for settlement of interest rate swaps that include financing elements	(207)	(1,041)
Distributions to unitholders	(36,291)	(38,231)
Net proceeds from sale of general partner units	9	22
Purchases of treasury units	(250)	(404)
Increase (decrease) in amounts due to Archrock, net	4,166	(8,012)
Net cash provided by (used in) financing activities	60,289	(30,021)
Net decrease in cash	(8,027)	(149)
Cash at beginning of period	8,078	217
Cash at end of period	$51	$68
Supplemental disclosure of non-cash transactions:
Non-cash capital contribution from limited and general partner	$1,504	$2,720
Contract operations equipment acquired/exchanged, net	$—	$(3,231)
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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with U.S. GAAP for interim financial information and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2017 Form 10-K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Merger Transaction

On April 26, 2018, Archrock completed the acquisition of all of our outstanding common units and we became a wholly-owned subsidiary of Archrock. With the closing of the Merger, Archrock issued 57.6 million shares of its common stock at a fixed exchange ratio of 1.40 shares for each of the 41.2 million common units not owned by Archrock prior to the Merger. Additionally, all outstanding treasury units were retired and our incentive distribution rights, all of which were previously owned indirectly by Archrock prior to the Merger, were canceled and ceased to exist. As a result of the Merger, our common units are no longer publicly traded. Our Notes were not impacted by the Merger and remain outstanding.

Prior to the Merger, public unitholders held an approximate 57% ownership interest in us and Archrock owned our remaining equity interests, including the general partner interest. Subsequent to the Merger, Archrock continues to hold all of our general partner interest.

2. Recent Accounting Developments

Accounting Standards Updates Implemented

On January 1, 2018, we adopted ASU 2017-12 using the modified retrospective approach to existing cash flow hedge relationships as of January 1, 2018. ASU 2017-12 expands and refines hedge accounting for both financial and nonfinancial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements and eliminates the requirement to separately measure and report hedge ineffectiveness. As a result of the adoption of ASU 2017-12, we recognized a net gain of $0.4 million as a cumulative-effect adjustment to opening retained earnings and a corresponding adjustment to other comprehensive income (loss) to reverse the cumulative ineffectiveness previously recognized in interest expense.

On January 1, 2018, we adopted ASU 2016-15 on a retrospective basis. ASU 2016-15 addresses diversity in practice and simplifies several elements of cash flow classification including how certain cash receipts and cash payments are classified in the statement of cash flows. ASU 2016-15 did not have an impact on our condensed consolidated statement of cash flow for the six months ended June 30, 2017.

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

The following tables summarize the impact of the application of the Revenue Recognition Update on our condensed consolidated balance sheet and condensed consolidated statement of operations (in thousands):

	June 30, 2018
Balance Sheet	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Assets
Accounts receivable, trade	$69,391	$69,237	$154
Contract costs	24,660	—	24,660

Liabilities
Accrued liabilities	$9,546	$9,349	$197
Deferred revenue	7,730	1,497	6,233
Other long-term liabilities	8,596	8,608	(12)

Equity
Common units	$497,875	$479,895	$17,980
General partner units	11,543	11,127	416

	Three Months Ended June 30, 2018
Statement of Operations	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Revenue	$150,866	$151,798	$(932)
Cost of sales (excluding depreciation and amortization)	60,226	63,740	(3,514)
Selling, general and administrative	19,344	19,671	(327)
Benefit from income taxes	(417)	(393)	(24)
Net income	10,481	7,548	2,933

	Six Months Ended June 30, 2018
Statement of Operations	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Revenue	$297,868	$300,543	$(2,675)
Cost of sales (excluding depreciation and amortization)	116,528	124,037	(7,509)
Selling, general and administrative	39,145	39,981	(836)
Provision for income taxes	102	114	(12)
Net income	20,771	15,089	5,682

Accounting Standards Updates Not Yet Implemented

In June 2016, the FASB issued ASU 2016-13 that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02 that establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach that involves recasting the comparative periods in the year of initial application is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional transition practical expedients available. We intend to adopt ASU 2016-02 on January 1, 2019 and are currently assessing the practical expedients.

Though our assessment of the impact of the adoption of ASU 2016-02 is ongoing, we anticipate significant changes to our consolidated balance sheets and disclosures based on the requirements prescribed by the new standard. We do not believe the standard will materially affect our consolidated statements of operations. We are in the process of assessing changes to our internal control structure and will continue to evaluate our business processes, systems and accounting policies that are necessary to implement this standard.

3. Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
0 - 1,000 horsepower per unit	$54,389	$108,816
1,001 - 1,500 horsepower per unit	63,390	124,084
Over 1,500 horsepower per unit	32,465	63,900
Other (1)	622	1,068
Total revenue (2)	$150,866	$297,868
——————

(1)	Primarily relates to fees associated with Partnership-owned non-compressor equipment.

(2)
Includes $1.4 million and $2.5 million for three and six months ended June 30, 2018, respectively, related to billable maintenance on Partnership-owned units that was recognized at a point in time. All other revenue is recognized over time.

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

As of June 30, 2018, we had $209.2 million of remaining performance obligations related to our contract compression service. We have elected the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. This amount will be recognized through 2021 as follows (in thousands):

	2018	2019	2020	2021	Total
Remaining performance obligations	$115,558	$66,981	$22,681	$3,993	$209,213

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

As of June 30, and January 1, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts were $68.7 million and $66.2 million, respectively. As of June 30, and January 1, 2018, our contract liabilities were $8.1 million and $5.4 million, respectively, which are included in deferred revenue and other long-term liabilities in our condensed consolidated balance sheets. The increase in the contract liability balance was due to the deferral of $8.1 million partially offset by $5.4 million recognized as revenue during the period, each primarily related to freight billings.

4. Related Party Transactions

Revolving Loan Agreement with Archrock

In conjunction with the closing of the Merger on April 26, 2018, we and Archrock entered into the Revolving Loan Agreement under which we may make loans to Archrock from time to time in an aggregate amount not to exceed the Credit Facility’s outstanding balance. The Revolving Loan Agreement matures on the maturity date of our Credit Facility. Interest on amounts loaned under the Revolving Loan Agreement is payable to us on a monthly basis and is calculated as a proportion of our total interest expense on the Credit Facility.

On April 26, 2018, Archrock terminated its credit facility and repaid the $63.2 million in outstanding borrowings and accrued and unpaid interest and fees under the Archrock credit facility with a borrowing under the Revolving Loan Agreement. See Notes 1 (“Organization”) and 6 (“Long-Term Debt”) for further details of the Merger and our pay down of the Archrock credit facility.

At June 30, 2018, the balance of outstanding borrowings under the Revolving Loan Agreement was $60.5 million. During the three and six months ended June 30, 2018, we recorded $0.6 million of interest income earned on loans to Archrock under the Revolving Loan Agreement which was included in interest expense, net in our condensed consolidated statements of operations.

Omnibus Agreement

Our Omnibus Agreement with Archrock provides for, among other things:

•	Archrock’s obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Archrock for such services;

•	the terms under which we, Archrock, and our respective affiliates may transfer, exchange or lease compression equipment among one another;

•	Archrock’s grant to us of a license to use certain intellectual property, including the “Archrock” logo; and

•	Archrock’s and our obligations to indemnify each other for certain liabilities.

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

Transfer and Exchange of Overhauls

During the six months ended June 30, 2018 and June 30, 2017, Archrock contributed to us $1.7 million and $2.7 million, respectively, related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

Other Exchanges

The following table summarizes the like-kind exchange activity between Archrock and us for the six months ended June 30, 2017 prior to the enactment of the TCJA (dollars in thousands):

	Six Months Ended June 30, 2017
	Transferred to Archrock	Transferred from Archrock
Compressor units	142	119
Horsepower	75,800	69,400
Net book value	$35,311	$32,071

During the six months ended June 30, 2017, we recorded capital distributions of $3.2 million related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the exchanges.

Leases

The following table summarizes the aggregate cost and accumulated depreciation of equipment on lease to and from Archrock (in thousands):

	June 30, 2018	December 31, 2017
Equipment on lease to Archrock
Aggregate cost	$25,589	$3,560
Accumulated depreciation	4,418	272

Equipment on lease from Archrock
Aggregate cost	$47,220	$224
Accumulated depreciation	23,272	34

The following table summarizes the revenue from Archrock related to the lease of our compression equipment and the cost of sales related to the lease of Archrock compression equipment (in thousands):

	Six Months Ended June 30,
	2018	2017
Revenue	$451	$61
Cost of sales	906	317

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

5. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized costs include commissions paid to our sales force to obtain contract operations contracts. As of June 30, and January 1, 2018, we recorded contract costs of $2.8 million and $2.0 million, respectively, associated with sales commissions.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Capitalized costs incurred to fulfill our customer contracts include freight charges to transport compressor assets before transferring services to the customer and mobilization activities associated with our contract operations services. As of June 30, and January 1, 2018, we recorded contract costs of $21.9 million and $14.3 million, respectively, associated with freight and mobilization.

Contract operations costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 36 months based on average contract term, including anticipated renewals. We assess periodically whether the 36-month estimate fairly represents the average contract term and adjust as appropriate. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the three and six months ended June 30, 2018, we amortized $0.3 million and $0.5 million, respectively, related to commissions and $2.4 million and $4.3 million, respectively, related to freight and mobilization. During the three and six months ended June 30, 2018, there were no impairment losses recorded in relation to the costs capitalized.

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Credit Facility	$770,500	$674,306

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(2,162)	(2,523)
Less: Deferred financing costs, net of amortization	(2,825)	(3,338)
	345,013	344,139

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(3,108)	(3,441)
Less: Deferred financing costs, net of amortization	(3,542)	(3,951)
	343,350	342,608
Long-term debt	$1,458,863	$1,361,053

Credit Facility

The Credit Facility is a five-year, $1.25 billion asset-based revolving credit facility that will mature on March 30, 2022 except that if any portion of our 6% senior notes due April 2021 are outstanding as of December 2, 2020, then maturity will instead be on December 2, 2020. In March 2017, we incurred $14.9 million in transaction costs related to the formation of the Credit Facility. Concurrent with entering into the Credit Facility, we expensed $0.6 million of unamortized deferred financing costs and recorded a debt extinguishment loss of $0.3 million related to the termination of our Former Credit Facility.

On February 23, 2018, we amended the Credit Facility to, among other things:

•
increase the maximum Total Debt to EBITDA ratios, as defined in the Credit Facility agreement (see below for the revised ratios), effective as of the execution of Amendment No. 1 on February 23, 2018; and

•	effective upon completion of the Merger on April 26, 2018:

–	increase the aggregate revolving commitment from $1.1 billion to $1.25 billion;

–	increase the amount available for the issuance of letters of credit from $25.0 million to $50.0 million;

–	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions;

–	name Archrock Services, L.P., one of Archrock’s subsidiaries, as a borrower under the Credit Facility and certain of Archrock’s other subsidiaries as loan guarantors; and

–	amend the definition of “Borrowing Base” to include certain assets of Archrock’s subsidiaries.

We incurred $3.3 million in transaction costs related to Amendment No. 1 which were included in other long-term assets in our condensed consolidated balance sheet and are being amortized over the term of the Credit Facility.

On April 26, 2018, in connection with the Merger and Amendment No. 1, Archrock terminated its credit facility and we borrowed on our Credit Facility to repay the $63.2 million in borrowings and accrued and unpaid interest and fees outstanding under the Archrock credit facility, which we recorded as a loan receivable due from Archrock (see Note 4 (“Related Party Transactions”) for further details of the loan receivable). In addition, the $15.4 million of letters of credit outstanding under Archrock’s credit facility as of the Merger were converted to letters of credit under our Credit Facility.

As of June 30, 2018, we had $15.4 million outstanding letters of credit under the Credit Facility and the applicable margin on amounts outstanding was 3.2%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 5.5% and 4.8% at June 30, 2018 and December 31, 2017, respectively. We incurred $0.6 million and $0.5 million in commitment fees on the daily unused amount of the Credit Facility and Former Credit Facility during the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, we had undrawn capacity of $464.1 million under the Credit Facility. As a result of the ratio requirements above, $287.6 million of the $464.1 million of undrawn capacity was available for additional borrowings as of June 30, 2018. As of June 30, 2018, we were in compliance with all covenants under the Credit Facility agreement.

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

7. Partners’ Capital

On April 26, 2018, Archrock completed the acquisition of all of our outstanding common units. Additionally, our incentive distribution rights, which were previously owned indirectly by Archrock, were canceled and ceased to exist. As a result of the Merger, our common units are no longer publicly traded. See Note 1 (“Organization”) for further details on the Merger.

Prior to the Merger, Archrock owned 29,064,637 common units and 1,422,458 general partner units, collectively representing an approximate 43% interest in us.

Cash Distributions

As of the closing of the Merger, any distributions are paid to Archrock as the owner of all outstanding common and general partner units. In the six months ended June 30, 2018 we paid cash distributions of $0.506 per common unit, or $36.3 million, which covered the period from October 1, 2017 through March 31, 2018.

On July 31, 2018, our board of directors approved a cash distribution of approximately $17.1 million, which covers the period from April 1, 2018 through June 30, 2018.

8. Unit-Based Compensation

Long-Term Incentive Plan

In April 2017, we adopted the 2017 LTIP to provide for the benefit of the employees, directors and consultants of us, Archrock and our respective affiliates. The 2006 LTIP expired in 2016 and, as such, no further grants have been or can be made under that plan following expiration. Previous grants made under the 2006 LTIP continue to be governed by the 2006 LTIP and the applicable award agreements. Because we grant phantom units to non-employees, we are required to remeasure the fair value of these phantom units, which is based on the fair value of our common units, each period and record a cumulative adjustment of the expense previously recognized. Phantom units granted under the 2017 and 2006 LTIP may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units. Phantom units granted generally vest one-third per year on dates as specified in the applicable award agreements subject to continued service through the applicable vesting date. During the three months ended June 30, 2018, 53,091 phantom units vested with a weighted average grant date fair value per unit of $11.24.

Pursuant to the Merger, all outstanding phantom units previously granted under the 2017 and 2006 Partnership LTIP were converted into comparable awards based on Archrock’s common shares. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into Archrock restricted stock units. See Note 1 (“Organization and Summary of Significant Accounting Policies”) for further details regarding the Merger. Each Archrock restricted stock unit will be subject to the same vesting, forfeiture and other terms and conditions applicable to the converted Partnership phantom units.

9. Derivatives

We are exposed to market risks associated with changes in interest rates. We use derivative instruments to minimize the risks and costs associated with financial activities by managing our exposure to interest rate fluctuations on a portion of our debt obligations. We do not use derivative instruments for trading or other speculative purposes.

At June 30, 2018, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates:

Expiration Date	Notional Value (in millions)
May 2019	$100.0
May 2020	100.0
March 2022	300.0
$500.0

As of June 30, 2018, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%. We have designated these interest rate swaps as cash flow hedging instruments so that any change in their fair values is recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts in other comprehensive income (loss) are reclassified into earnings and presented in the same income statement line item as the earnings effect of the hedged item. Prior to adoption of ASU 2017-12, we performed quarterly calculations to determine whether the swap agreements continued to be highly effective at achieving offsetting changes in cash flows attributable to the hedged risk. As the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate, we expect the hedging relationship to continue to be highly effective. Upon adoption of ASU 2017-12, we perform subsequent quarterly prospective and retrospective hedge effectiveness assessments qualitatively unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $2.8 million of deferred gain attributable to interest rate swaps and included in our accumulated other comprehensive income (loss) at June 30, 2018, will be reclassified into earnings as interest income at then-current values during the next twelve months as the underlying hedged transactions occur. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities in our condensed consolidated statements of cash flows.

In August 2017, we amended the terms of certain of our interest rate swap agreements, designated as cash flow hedges against the variability of future interest payments due under the Credit Facility, with a notional value of $300.0 million. The amended terms adjusted the fixed interest rate and extended the maturity dates to March 2022. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, as of the amendment date, we discontinued the original cash flow hedge relationships on a prospective basis and designated the amended interest rate swaps under new cash flow hedge relationships based on the amended terms. The fair value of the interest rate swaps immediately prior to the execution of the amendments was a liability of $0.7 million. The associated amount in accumulated other comprehensive income (loss) was amortized into interest expense over the original terms of the interest rate swaps through May 2018.

The following tables present the effect of derivative instruments designated as hedging instruments on our consolidated financial position and results of operations (in thousands):

	Fair Value Asset (Liability)
Balance Sheet Location	June 30, 2018	December 31, 2017
Current portion of interest rate swaps	$2,816	$186
Other long-term assets	9,050	4,490
Current portion of interest rate swaps	—	(134)
	$11,866	$4,542

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss)
Derivatives designated as cash flow hedges:
Interest rate swaps
Three months ended June 30, 2018	$2,245	Interest expense, net	$6
Three months ended June 30, 2017	(336)	Interest expense, net	(799)
Six months ended June 30, 2018	6,941	Interest expense, net	(449)
Six months ended June 30, 2017	363	Interest expense, net	(1,775)

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	Interest Expense, Net
Total amount of income and expense line items presented in the statement of operations in which the effects of cash flow hedges are recorded	$22,542	$44,151
Interest Contracts:
Amount of gain reclassified from accumulated other comprehensive income into income	$207	$153

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

The following table presents our interest rate swaps asset and liability measured at fair value on a recurring basis with pricing levels as of the date of valuation (in thousands):

	June 30, 2018	December 31, 2017
Interest rate swaps asset	$11,866	$4,676
Interest rate swaps liability	—	(134)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended June 30, 2018, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on either the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $0.7 million and $1.8 million at June 30, 2018 and December 31, 2017, respectively. See Note 11 (“Long-Lived Asset Impairment”) for further details.

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

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	June 30, 2018	December 31, 2017
Carrying amount of fixed rate debt (1)	$688,363	$686,747
Fair value of fixed rate debt	696,000	702,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 6 (“Long-Term Debt”) for further details.

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

The following table presents the results of our impairment review (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Idle compressor units retired from the active fleet	70	40	105	105
Horsepower of idle compressor units retired from the active fleet	17,000	13,000	30,000	35,000
Impairment recorded on idle compressor units retired from the active fleet	$3,846	$3,081	$6,912	$9,291

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of June 30, 2018 and December 31, 2017, we accrued $2.4 million and $1.6 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows for the period in which the resolution occurs.

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

Heavy Equipment

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. Under the revised Heavy Equipment Statutes, we believe we are a Heavy Equipment Dealer, that our natural gas compressors are Heavy Equipment and that we, therefore, are required to file our ad valorem taxes under this new methodology. We further believe that our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and keep natural gas compressors instead of where the compressors may be located on January 1 of a tax year. As a result of this new methodology, our ad valorem tax expense (which is reflected in our condensed consolidated statements of operations as a component of cost of sales (excluding depreciation and amortization expense)) includes a benefit of $8.8 million during the six months ended June 30, 2018. Since the change in methodology became effective in 2012, we have recorded an aggregate benefit of $75.0 million as of June 30, 2018, of which $18.2 million has been agreed to by a number of appraisal review boards and county appraisal districts and $56.8 million has been disputed and is currently in litigation. A large number of appraisal review boards denied our position, although some accepted it, and we filed 82 petitions for review in the appropriate district courts with respect to the 2012 tax year, 93 petitions for review in the appropriate district courts with respect to the 2013 tax year, 103 petitions for review in the appropriate district courts with respect to the 2014 tax year, 111 petitions for review in the appropriate district courts with respect to the 2015 tax year, 105 petitions for review in the appropriate district courts with respect to the 2016 tax year and 108 petitions for review in the appropriate district courts with respect to the 2017 tax year.

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

United ISD has four delinquency lawsuits concerning the 2012 tax year pending against EXLP Leasing and EES Leasing in the 49th District Court of Webb County, Texas. The cases have been abated pending the resolution of EXLP Leasing’s and EES Leasing’s 2012 tax year case pending in the 406th Judicial District Court of Webb County, Texas.

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

On March 10, 2017, the Texas Supreme Court granted EXLP Leasing’s and EES Leasing’s petition for review in EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District. The case was argued before the Texas Supreme Court on October 10, 2017. On March 2, 2018, the Texas Supreme Court ruled in favor of EXLP Leasing and EES Leasing by reversing the Fourteenth Court of Appeals’ decision. In doing so, the Supreme Court upheld the validity of the Heavy Equipment Rules and held that compressors are taxable in the county of EXLP Leasing’s and EES Leasing’s business location, not where each compressor is located on January 1. On April 2, 2018, the Galveston Central Appraisal District filed a motion for rehearing. On April 3, 2018, EXLP Leasing and EES Leasing filed a letter stating that they do not plan to file a response to Galveston Central Appraisal District’s motion for rehearing unless the Texas Supreme Court requests they do so.

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

Recent Business Developments

Merger Transaction

On April 26, 2018, Archrock completed the acquisition of all of our outstanding common units and we became a wholly-owned subsidiary of Archrock. Additionally, all outstanding treasury units were retired and our incentive distribution rights, all of which were previously owned indirectly by Archrock prior to the Merger, were canceled and ceased to exist. As a result of the Merger, our common units are no longer publicly traded. Our Notes were not impacted by the Merger and remain outstanding. See Note 1 (“Organization”) for further details of the Merger.

Amendment to the Partnership Credit Facility

On February 23, 2018, we amended the Credit Facility to, among other things, increase the maximum Total Debt to EBITDA ratio. In addition, certain terms of Amendment No. 1 became effective as of the closing of the Merger on April 26, 2018, including an increase in the Credit Facility’s aggregate revolving commitment to $1.25 billion. See “Liquidity and Capital Resources — Financial Resources” below and Note 6 (“Long-Term Debt”) to the Financial Statements for further details of Amendment No. 1.

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

Natural gas consumption in the U.S. for the twelve months ended April 30, 2018 increased 6% to 28,505 Bcf compared to 26,973 Bcf for the twelve months ended April 30, 2017. The EIA forecasts that total U.S. natural gas consumption will increase 7% in 2018 compared to 2017. The EIA estimates that the U.S. natural gas consumption level will be 32 Tcf in 2040, or 18% of the projected worldwide total of 177 Tcf.

Natural gas marketed production in the U.S. for the twelve months ended April 30, 2018 increased 6% to 29,797 Bcf compared to 28,083 Bcf for the twelve months ended April 30, 2017. The EIA forecasts that total U.S. natural gas marketed production will increase 11% in 2018 compared to 2017. The EIA estimates that the U.S. natural gas production level will be 38 Tcf in 2040, or 21% of the projected worldwide total of 177 Tcf.

Historically, oil and natural gas prices and the level of drilling and exploration activity in the U.S. have been unpredictable. The average price for natural gas, based on daily Henry Hub spot prices, in the first half of 2018 was $2.96 per MMBtu compared to $3.05 per MMBtu in the first half of 2017, with spot prices of $2.96 per MMBtu and $2.98 per MMBtu at June 29, 2018 and June 30, 2017, respectively. The U.S. liquefied natural gas composite price was $7.49 per MMBtu and $6.25 per MMBtu in April 2018 and April 2017, respectively, and the average price in the twelve months ended April 30, 2018 was $7.22 per MMBtu compared to $5.82 per MMBtu in the twelve months ended April 30, 2017. The West Texas Intermediate crude oil spot price was $74.13 per barrel and $46.02 per barrel at June 29, 2018 and June 30, 2017, respectively, and the average crude oil price in the first half of 2018 was $65.55 per barrel compared to $49.85 per barrel in the first half of 2017.

Increased stability of oil and natural gas prices in 2017 and 2018 has contributed to increased production, which has resulted in increased new orders for our compression services in 2017 and thus far in 2018. Additionally, we increased our investment in new fleet units in 2017 and thus far in 2018 to take advantage of improved market conditions. As a result of these increased orders and investment, our revenue and average operating horsepower increased 8% and 6%, respectively, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

According to the Barclays 2018 E&P Spending Survey Update, North America upstream spending is expected to increase by 9% in 2018. Due to this forecasted increase in customer spending in 2018 and the significant increase in new orders for compression services and investment in new fleet units in 2017 and thus far into 2018, we anticipate an increase in revenue and average operating horsepower during 2018 compared to 2017.

According to Drillinginfo, natural gas production is expected to increase approximately 18% through 2022, with further increases anticipated beyond then. We believe that significantly improved quantities, accessibility and price stability of natural gas in the U.S. will continue to drive higher levels of demand for liquefied natural gas exports, natural gas exports via pipeline to Mexico and natural gas use in power generation as well as use as a petrochemical feedstock, which will in turn lead to a significant increase in demand for compression services.

Operating Highlights

The following table summarizes our available and operating horsepower and horsepower utilization (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total available horsepower (at period end)(1)(2)	3,385	3,281	3,385	3,281
Total operating horsepower (at period end)(1)(3)	3,048	2,860	3,048	2,860
Average operating horsepower	3,040	2,843	3,017	2,852
Horsepower utilization:
Spot (at period end)	90%	87%	90%	87%
Average	90%	87%	90%	87%
——————

(1)
Includes compressor units comprising approximately 64,000 and 23,000 horsepower leased from Archrock as of June 30, 2018 and 2017, respectively. Excludes compressor units comprising approximately 30,000 and 6,000 horsepower leased to Archrock as of June 30, 2018 and 2017, respectively (see Note 4 (“Related Party Transactions”) to our Financial Statements).

(2)	Defined as idle and operating horsepower. New compressor units completed by a third party manufacturer that have been delivered to us are included in the fleet.

(3)	Defined as horsepower that is operating under contract and horsepower that is idle but under contract and generating revenue such as standby revenue.

Financial Results of Operations

Summary of Results

Net income. We generated net income of $10.5 million and $5.3 million during the three months ended June 30, 2018 and 2017, respectively. The increase in net income was primarily due to the increase in revenue, the decrease in depreciation and amortization and the change from provision for income taxes to benefit from income taxes, partially offset by increases in cost of sales (excluding depreciation and amortization), Merger-related costs, interest expense and SG&A.

We generated net income of $20.8 million and $1.0 million during the six months ended June 30, 2018 and 2017, respectively. The increase in net income was primarily due to the increase in revenue and decreases in depreciation and amortization, long-lived asset impairment and provision for income taxes, partially offset by increases in cost of sales (excluding depreciation and amortization), Merger-related costs and interest expense.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table summarizes our revenue, costs and expenses and net income (in thousands):

	Three Months Ended June 30,
	2018	2017
Revenue	$150,866	$138,255

Costs and expenses:
Cost of sales (excluding depreciation and amortization)	60,226	53,995
Selling, general and administrative	19,344	18,303
Depreciation and amortization	33,898	36,275
Long-lived asset impairment	3,846	3,081
Interest expense, net	22,542	21,299
Merger-related costs	1,340	—
Other income, net	(394)	(933)
Provision for (benefit from) income taxes	(417)	960
Net income	$10,481	$5,275

Revenue. The increase in revenue during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a 7% increase in average operating horsepower and an increase in rates resulting from an increase in customer demand driven by improved market conditions. The increase in revenue was slightly offset by the deferral of rebillable freight revenue as a result of the adoption of the Revenue Recognition Update.

Cost of sales (excluding depreciation and amortization). The increase in cost of sales (excluding depreciation and amortization) during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to increases in costs associated with the increase in average operating horsepower, the mobilization of compressor units, freight expense, lube oil expense and other operating costs of providing our services. The increase in cost of sales was partially offset by the capitalization of freight and mobilization costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update.

Selling, general and administrative. SG&A is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement (see Note 4 (“Related Party Transactions”) to our Financial Statements for further details on the Omnibus Agreement). The increase in SG&A expense was primarily due to an increase in costs allocated to us by Archrock, partially offset by a decrease in commission expense.

Depreciation and amortization. The decrease in depreciation and amortization expense during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2017 and early 2018, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the three months ended June 30, 2018 and 2017, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Idle compressor units retired from the active fleet	70	40
Horsepower of idle compressor units retired from the active fleet	17,000	13,000
Impairment recorded on idle compressor units retired from the active fleet	$3,846	$3,081

Interest expense. The increase in interest expense during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to increases in the average outstanding balance of long-term debt and the weighted average effective interest rate, partially offset by $0.6 million of interest income earned on the note receivable from Archrock during the three months ended June 30, 2018.

Merger-related costs. We incurred $1.3 million of Merger-related costs consisting of financial advisory, legal and other professional fees during the three months ended June 30, 2018.

Other income, net. The decrease in other income, net during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a $0.5 million decrease in the gain on sale of property, plant and equipment.

Provision for (benefit from) income taxes. The change from provision for income taxes to benefit from income taxes during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to a lower unrecognized tax benefit recorded in 2018 compared to 2017 and a benefit recorded in 2018 for the settlement of a tax audit.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table summarizes our revenue, costs and expenses and net income (in thousands):

	Six Months Ended June 30,
	2018	2017
Revenue	$297,868	$275,550

Costs and expenses:
Cost of sales (excluding depreciation and amortization)	116,528	110,272
Selling, general and administrative	39,145	38,614
Depreciation and amortization	68,224	73,160
Long-lived asset impairment	6,912	9,291
Interest expense, net	44,151	41,522
Debt extinguishment costs	—	291
Merger-related costs	2,716	—
Other income, net	(681)	(821)
Provision for income taxes	102	2,262
Net income	$20,771	$959

Revenue. The increase in revenue during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a 6% increase in average operating horsepower and an increase in rates resulting from an increase in customer demand driven by improved market conditions. The increase in revenue was partially offset by the deferral of rebillable freight revenue as a result of the adoption of the Revenue Recognition Update.

Cost of sales (excluding depreciation and amortization). The increase in cost of sales (excluding depreciation and amortization) during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily driven by increases in costs associated with the increase in average operating horsepower, the mobilization of compressor units, freight expense, lube oil expense and other operating costs of providing our services. The increase in cost of sales was partially offset by the capitalization of freight and mobilization costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update.

Selling, general and administrative.. SG&A is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement (see Note 4 (“Related Party Transactions”) to our Financial Statements for further details on the Omnibus Agreement). The increase in SG&A expense was primarily due to an increase in costs allocated to us by Archrock, partially offset by a decrease in commission expense.

Depreciation and amortization. The decrease in depreciation and amortization expense during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2017 and early 2018, partially offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the six months ended June 30, 2018 and 2017, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Idle compressor units retired from the active fleet	105	105
Horsepower of idle compressor units retired from the active fleet	30,000	35,000
Impairment recorded on idle compressor units retired from the active fleet	$6,912	$9,291

Interest expense. The increase in interest expense during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to increases in the weighted average effective interest rate and the average outstanding balance of long-term debt, partially offset by $0.6 million of interest income earned on the note receivable from Archrock during the six months ended June 30, 2018 and a $0.6 million write-off of deferred financing costs associated with the termination of our Former Credit Facility in the six months ended June 30, 2017.

Merger-related costs. We incurred $2.7 million of Merger-related costs consisting of financial advisory, legal and other professional fees during the six months ended June 30, 2018.

Provision for income taxes. The decrease in provision for income taxes during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a lower unrecognized tax benefit recorded in 2018 compared to 2017 and a benefit recorded in 2018 for the settlement of a tax audit.

Liquidity and Capital Resources

Overview

Our ability to fund operations, finance capital expenditures and make distributions to Archrock depends on the levels of our operating cash flows and access to the capital and credit markets. Our primary sources of liquidity are cash flows generated from our operations and our borrowing availability under the Credit Facility. On April 26, 2018, in connection with the closing of the Merger and Amendment No. 1, the aggregate revolving commitment of the Credit Facility was increased from $1.1 billion to $1.25 billion. See “Financial Resources” below and Note 6 (“Long-Term Debt”) to the Financial Statements for further details of Amendment No. 1.

Our cash flow is affected by numerous factors including prices and demand for our services, volatility in commodity prices and their effect on oil and natural gas exploration and production spending, conditions in the financial markets and other factors. New orders for compression services were strong in 2017 and we have continued to book new orders at elevated rates into 2018. We believe that our operating cash flows and borrowings under the Credit Facility will be sufficient to meet our liquidity needs through at least June 30, 2019.

We intend to distribute all of our available cash to Archrock as our sole unitholder. Available cash is reduced by cash reserves established by our General Partner to provide for the proper conduct of our business, including future capital expenditures. To the extent we are unable to finance growth externally and we are unwilling to establish cash reserves to fund future acquisitions, our cash distribution policy will significantly impair our ability to grow. Because we distribute all of our available cash, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain our per unit distribution level, which in turn may impact the available cash that we have to distribute for each unit. There are no limitations in our Partnership Agreement or in the terms of the Credit Facility on our ability to issue additional units, including units ranking senior to our common units.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

Archrock manages its and our respective fleets as one pool of compression equipment from which we can each readily fulfill our respective customers’ service needs. When we or Archrock are advised of a contract operations services opportunity, Archrock reviews both our and its fleet for an available and appropriate compressor unit. If the owner of the appropriate compressor unit is not the contracting entity, the unit is leased to or exchanged for other equipment of the contracting entity. The owner of the equipment being transferred is required to pay the costs associated with making the idle equipment suitable for the proposed customer. For equipment that is leased, the maintenance capital cost is a component of the lease rate that is paid under the lease. During 2017, we increased our purchases of new compressor units. If we continue to acquire more compression equipment, as is anticipated throughout 2018, we expect that more of our equipment will be available to satisfy our or Archrock’s customer requirements. As a result, we expect that our maintenance capital expenditures will continue to increase and that our lease expense will decrease.

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

Financial Resources

Credit Facility

On February 23, 2018, we amended the Credit Facility to, among other things:

•
increase the maximum Total Debt to EBITDA ratios, as defined in the Credit Facility agreement (see below for the revised ratios), effective as of the execution of Amendment No. 1 on February 23, 2018; and

•	effective upon the closing of the Merger on April 26, 2018:

–	increase the aggregate revolving commitment from $1.1 billion to $1.25 billion;

–	increase the amount available for the issuance of letters of credit from $25.0 million to $50.0 million;

–	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions;

–	name Archrock Services, L.P., one of Archrock’s subsidiaries, as a borrower under the Credit Facility and certain of Archrock’s other subsidiaries as loan guarantors; and

–	amend the definition of “Borrowing Base” to include certain assets of Archrock’s subsidiaries.

On April 26, 2018, in connection with the Merger and Amendment No. 1, Archrock terminated its credit facility and we borrowed on the Credit Facility to repay the $63.2 million in borrowings and accrued and unpaid interest and fees outstanding under the Archrock credit facility, which we recorded as a loan receivable due from Archrock (see Note 4 (“Related Party Transactions”) for further details of the loan receivable). In addition, the $15.4 million of letters of credit outstanding under Archrock’s credit facility as of the Merger were converted to letters of credit under our Credit Facility.

The following tables present the weighted average annual interest rate and average daily debt balance of our Credit Facility (dollars in thousands):

	June 30, 2018	December 31, 2017
Weighted average annual interest rate (1)	5.5%	4.8%
——————

(1)	Excludes the effect of interest rate swaps.

	Six Months Ended June 30,
	2018	2017
Average daily debt balance (1)	$717,055	$594,400
——————

(1)
The amount for the six months ended June 30, 2018 pertain to the Credit Facility. The amount for the six months ended June 30, 2017 pertain to a mix of our Credit Facility and our Former Credit Facility.

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

As a result of the ratio requirements above, $287.6 million of the $464.1 million of undrawn capacity under the Credit Facility was available for additional borrowings as of June 30, 2018.

The Credit Facility agreement contains various additional covenants including, but not limited to, mandatory prepayments from the net cash proceeds of certain asset transfers, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. In addition, if as of any date we have cash (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility. As of June 30, 2018, we were in compliance with all covenants under the Credit Facility.

Cash Flows

The following table summarizes our sources and uses of cash during the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$93,723	$98,758
Investing activities	(162,039)	(68,886)
Financing activities	60,289	(30,021)
Net change in cash	$(8,027)	$(149)

Operating Activities. The decrease in net cash provided by operating activities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to an increase in cost of sales, including freight and mobilization costs incurred to fulfill contracts prior to the transfer of service, an increase in cash paid for interest, an increase in Merger-related costs and an increase in accounts receivable as a result of the timing of payments received from our customers. These activities were partially offset by an increase in revenues primarily driven by improved market conditions.

Investing Activities. The increase in net cash used in investing activities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a $60.5 million loan receivable due from Archrock issued pursuant the termination of the Archrock credit facility with borrowings under our Credit Facility (see Note 4 (“Related Party Transactions”) for further detail regarding the Revolving Loan Agreement and resulting loan receivable due from Archrock) and a $43.9 million increase in capital expenditures, partially offset by an $8.7 million increase in proceeds from sale of property, plant and equipment.

Financing Activities. The change in net cash provided by (used in) financing activities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to a $63.7 million increase in net borrowings of long-term debt, a $12.2 million increase in amounts due to Archrock, net and a $11.5 million decrease in payments for debt issuance costs.

Distributions to Archrock

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

On July 31, 2018, our board of directors approved a cash distribution of approximately $17.1 million. The distribution covers the period from April 1, 2018 through June 30, 2018. As of the closing of the Merger, any distributions will be paid to Archrock as the owner of all outstanding common and general partner units. The amount of our cash distributions will be determined by our board of directors on a quarterly basis, taking into account a number of factors. There is no guarantee that we will continue to pay cash distributions to Archrock at the current level, or at all.

Off-Balance Sheet Arrangements

For information on our obligations with respect to letters of credit see Note 6 (“Long-Term Debt”) to our Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily associated with changes in the floating interest rate of the Partnership Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this floating interest rate and thereby minimize the risks and costs associated with financing activities. We do not use derivative instruments for trading or other speculative purposes.

As of June 30, 2018, after taking into consideration interest rate swaps, we had $270.5 million of outstanding indebtedness that was effectively subject to floating interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to floating interest rates at June 30, 2018 would result in an annual increase in our interest expense of $2.7 million.

For further information regarding our use of interest rate swaps to manage our exposure to interest rate fluctuations, see Note 9 (“Derivatives”) to our Financial Statements.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

August 2, 2018