Form 10-Q
period 2018-09-30
Archrock Partners, L.P.
filed 2018-11-01
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Archrock Partners, L.P. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At October 25, 2018, the registrant’s common equity consisted of 70,231,036 common units, all of which were held indirectly by Archrock, Inc.

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
Archrock
Prior to the Merger: Archrock, Inc., individually and together with its wholly-owned subsidiaries

Subsequent to the Merger: Archrock, Inc., individually and together with its wholly-owned subsidiaries, excluding the Partnership

ASC Topic 842 Leases
Accounting Standards Codification Topic 842 Leases as promulgated by Accounting Standards Update No. 2016-02 Leases (Topic 842) and further updated by Accounting Standards Update No. 2018-11 Leases (Topic 842): Targeted Improvements

ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
ASU 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-13	Accounting Standards Update No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement
Credit Facility	$1.25 billion asset-based revolving credit facility, as amended by Amendment No. 1
EBITDA	Earnings before interest, taxes, depreciation and amortization
EES Leasing	Archrock Services Leasing LLC, formerly known as EES Leasing LLC
Exchange Act	Securities Exchange Act of 1934, as amended
EXLP Leasing	Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC
FASB	Financial Accounting Standards Board
Financial Statements	The Partnership’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
Former Credit Facility	$825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	Accounting principles generally accepted in the U.S.
General Partner	Archrock General Partner, L.P., the Partnership’s general partner, and an indirect, wholly-owned subsidiary of Archrock
Heavy Equipment Statutes	Texas Tax Code §§ 23.1241, 23.1242
Merger	The transaction completed on April 26, 2018 pursuant to the Merger Agreement in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock
Merger Agreement
Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock and the Partnership, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018, and which was completed and effective on April 26, 2018

Notes	$350.0 million of 6% senior notes due April 2021 and $350 million of 6% senior notes due October 2022
Omnibus Agreement	The Partnership’s Fifth Amended and Restated Omnibus Agreement with Archrock, dated as of April 26, 2018
Partnership, we, our, us	Archrock Partners, L.P., together with its subsidiaries
Partnership Agreement	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), as amended, dated as of April 14, 2008
Revenue Recognition Update	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) and additional related standards updates
Revolving Loan Agreement	Agreement dated April 26, 2018 among the Partnership and Archrock under which the Partnership may make loans to Archrock

ROU	Right-of-use, as related to the new lease model under ASC Topic 842 Leases
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
TCJA	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
U.S.	United States of America

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

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2017 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$243	$8,078
Accounts receivable, trade, net of allowance of $946 and $1,296, respectively	73,258	67,714
Current portion of interest rate swaps	3,592	186
Accrued interest on loan receivable due from Archrock	217	—
Total current assets	77,310	75,978
Property, plant and equipment	2,872,151	2,727,401
Accumulated depreciation	(994,422)	(953,325)
Property, plant and equipment, net	1,877,729	1,774,076
Intangible assets, net	49,359	60,747
Contract costs	29,531	—
Loan receivable due from Archrock	53,500	—
Other long-term assets	24,216	19,401
Total assets	$2,111,645	$1,930,202
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$21,831	$18,368
Accrued liabilities	10,489	7,597
Deferred revenue	9,881	1,299
Accrued interest	23,163	12,972
Due to Archrock, net	3,349	4,683
Current portion of interest rate swaps	—	134
Total current liabilities	68,713	45,053
Long-term debt	1,515,679	1,361,053
Other long-term liabilities	9,529	9,356
Total liabilities	1,593,921	1,415,462
Commitments and contingencies (Note 13)
Partners’ capital:
Common units: 70,231,036 and 70,310,590 issued, respectively	493,197	501,023
General partner units: 1,422,458 and 1,421,768 issued and outstanding, respectively	11,448	11,582
Accumulated other comprehensive income	13,079	4,476
Treasury units: 113,609 common units at December 31, 2017	—	(2,341)
Total partners’ capital	517,724	514,740
Total liabilities and partners’ capital	$2,111,645	$1,930,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$154,033	$140,191	$451,901	$415,741

Cost of sales (excluding depreciation and amortization)	62,068	62,584	178,596	172,856
Selling, general and administrative	18,143	20,711	57,288	59,325
Depreciation and amortization	34,095	35,787	102,319	108,947
Long-lived asset impairment	3,673	5,368	10,585	14,659
Interest expense, net	22,767	21,839	66,918	63,361
Debt extinguishment loss	—	—	—	291
Merger-related costs	2	—	2,718	—
Other (income) loss, net	126	(2,793)	(555)	(3,614)
Income (loss) before income taxes	13,159	(3,305)	34,032	(84)
Provision for income taxes	546	708	648	2,970
Net income (loss)	$12,613	$(4,013)	$33,384	$(3,054)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$12,613	$(4,013)	$33,384	$(3,054)
Other comprehensive income:
Interest rate swap gain, net of reclassifications to earnings	1,213	2,314	8,376	4,452
Amortization of terminated interest rate swaps	—	257	227	257
Total other comprehensive income	1,213	2,571	8,603	4,709
Comprehensive income (loss)	$13,826	$(1,442)	$41,987	$1,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for unit amounts)
(unaudited)

	Partners’ Capital				Treasury Units		Accumulated Other Comprehensive Income (Loss)
	Common Units		General Partner Units
	$	Units	$	Units	$	Units		Total
Balance at January 1, 2017	$516,208	65,606,655	$12,027	1,326,965	$(1,892)	(86,795)	$(4,170)	$522,173
Issuance of common units for vesting of phantom units		89,263
Treasury units purchased					(404)	(22,977)		(404)
Issuance of common units	60,291	4,600,000						60,291
Issuance of general partner units			1,305	94,506				1,305
Contribution (distribution) of capital, net	1,798		(92)					1,706
Cash distributions	(57,528)		(1,162)					(58,690)
Unit-based compensation expense	753							753
Comprehensive income
Net loss	(2,991)		(63)					(3,054)
Interest rate swap gain, net of reclassifications to earnings							4,452	4,452
Amortization of terminated interest rate swaps							257	257
Balance at September 30, 2017	$518,531	70,295,918	$12,015	1,421,471	$(2,296)	(109,772)	$539	$528,789

Balance at January 1, 2018	$501,023	70,310,590	$11,582	1,421,768	$(2,341)	(113,609)	$4,476	$514,740
Issuance of common units for vesting of phantom units		53,091
Treasury units purchased					(250)	(19,036)		(250)
Issuance of general partner units			9	690				9
Contribution of capital	1,544							1,544
Cash distributions	(52,651)		(1,066)					(53,717)
Unit-based compensation expense	314							314
Impact of adoption of Revenue Recognition Update	12,462		252					12,714
Impact of adoption of ASU 2017-12	375		8					383
Merger-related adjustments	(2,591)	(132,645)			2,591	132,645		—
Comprehensive income
Net income	32,721		663					33,384
Interest rate swap gain, net of reclassifications to earnings							8,376	8,376
Amortization of terminated interest rate swaps							227	227
Balance at September 30, 2018	$493,197	70,231,036	$11,448	1,422,458	$—	—	$13,079	$517,724

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$33,384	$(3,054)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	102,319	108,947
Long-lived asset impairment	10,585	14,659
Amortization of deferred financing costs	4,371	4,320
Amortization of debt discount	1,049	986
Amortization of terminated interest rate swaps	227	257
Debt extinguishment loss	—	291
Interest rate swaps	166	2,028
Unit-based compensation expense	314	753
Provision for doubtful accounts	773	2,287
Gain on sale of property, plant and equipment	(621)	(3,518)
Deferred income tax provision	294	2,918
Amortization of contract costs	7,962	—
Non-cash deferred revenue	(9,326)	—
Changes in assets and liabilities:
Accounts receivable, trade	(5,881)	(10,255)
Contract costs	(21,176)	—
Deferred revenue	14,010	(72)
Other assets and liabilities	13,810	16,625
Net cash provided by operating activities	152,260	137,172
Cash flows from investing activities:
Capital expenditures	(217,692)	(115,939)
Proceeds from sale of property, plant and equipment	17,336	17,316
Proceeds from insurance	252	—
Loan receivable due from Archrock	(53,500)	—
Net cash used in investing activities	(253,604)	(98,623)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	425,830	818,500
Repayments of long-term debt	(273,636)	(846,500)
Payments for debt issuance costs	(3,332)	(14,855)
Payments for settlement of interest rate swaps that include financing elements	(61)	(1,405)
Distributions to unitholders	(53,717)	(58,690)
Net proceeds from issuance of common units	—	60,291
Net proceeds from sale of general partner units	9	1,305
Purchases of treasury units	(250)	(404)
Increase (decrease) in amounts due to Archrock, net	(1,334)	3,440
Net cash provided by (used in) financing activities	93,509	(38,318)
Net increase (decrease) in cash	(7,835)	231
Cash at beginning of period	8,078	217
Cash at end of period	$243	$448
Supplemental disclosure of non-cash transactions:
Non-cash capital contribution, net from limited and general partner	$1,544	$3,855
Contract operations equipment acquired/exchanged, net	$—	$(2,149)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

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

We meet the conditions specified in General Instruction H(1)(a) and (b) of Form 10-Q and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Part I Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” Part II Item 2 “Unregistered Sales of Equity Securities” and Part II Item 3 “Defaults Upon Senior Securities.” In addition, in lieu of the information called for by Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have included, under Item 2, “Management’s Narrative Analysis of Results of Operations” to explain the reasons for material changes in the amount of revenue and expense items between the periods reported herein.

2. Recent Accounting Developments

Accounting Standards Updates Implemented

On January 1, 2018, we adopted ASU 2017-12 using the modified retrospective approach to existing cash flow hedge relationships as of January 1, 2018. ASU 2017-12 expands and refines hedge accounting for both financial and nonfinancial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements and eliminates the requirement to separately measure and report hedge ineffectiveness. As a result of the adoption of ASU 2017-12, we recognized a net gain of $0.4 million as a cumulative-effect adjustment to opening partners’ capital and a corresponding adjustment to other comprehensive income (loss) to reverse the cumulative ineffectiveness previously recognized in interest expense.

On January 1, 2018, we adopted ASU 2016-15 on a retrospective basis. ASU 2016-15 addresses diversity in practice and simplifies several elements of cash flow classification including how certain cash receipts and cash payments are classified in the statement of cash flows. ASU 2016-15 did not have an impact on our condensed consolidated statement of cash flow for the nine months ended September 30, 2017.

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

The following tables summarize the impact of the application of the Revenue Recognition Update on our condensed consolidated balance sheet and condensed consolidated statement of operations (in thousands):

	September 30, 2018
Balance Sheet	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Assets
Accounts receivable, trade	$73,258	$72,902	$356
Contract costs	29,531	—	29,531

Liabilities
Accrued liabilities	$10,489	$10,256	$233
Deferred revenue	9,881	2,137	7,744
Other long-term liabilities	9,529	9,534	(5)

Equity
Common units	$493,197	$471,779	$21,418
General partner units	11,448	10,951	497

	Three Months Ended September 30, 2018
Statement of Operations	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Revenue	$154,033	$155,377	$(1,344)
Cost of sales (excluding depreciation and amortization)	62,068	66,388	(4,320)
Selling, general and administrative	18,143	18,693	(550)
Provision for income taxes	546	539	7
Net income	12,613	9,094	3,519

	Nine Months Ended September 30, 2018
Statement of Operations	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Revenue	$451,901	$455,920	$(4,019)
Cost of sales (excluding depreciation and amortization)	178,596	190,425	(11,829)
Selling, general and administrative	57,288	58,674	(1,386)
Provision for income taxes	648	653	(5)
Net income	33,384	24,183	9,201

Accounting Standards Updates Not Yet Implemented

In August 2018, the FASB issued ASU 2018-13 which amends the required fair value measurements disclosures related to valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements and footnote disclosures.

In June 2016, the FASB issued ASU 2016-13 that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. For public entities that meet the definition of an SEC filer, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements and footnote disclosures.

Leases

ASC Topic 842 Leases establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. ASC Topic 842 Leases is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach that involves recasting the comparative periods in the year of initial application is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain transition practical expedients available. In July 2018 the FASB provided an optional transition method that would allow adoption of the standard as of the effective date without restating prior periods. We intend to adopt ASC Topic 842 Leases on January 1, 2019 using the optional transition method and are currently assessing the transition practical expedients. Upon adoption, we will recognize the cumulative effect of adoption as an adjustment to the opening balance of our retained earnings. Comparative information will continue to be reported under the accounting standards in effect for those periods.

Additionally, the July 2018 amendment provided lessors with a practical expedient to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the Revenue Recognition Update and certain conditions are met. The amendment also provided clarification on whether ASC Topic 842 or the Revenue Recognition Update is applicable to the combined component based on determination of the predominant component. An entity that elects the lessor practical expedient also should provide certain disclosures. We are evaluating the impact of the July 2018 amendment on our contract operations services agreements and have tentatively concluded that the services nonlease component is predominant, which would result in the ongoing recognition following the Revenue Recognition Update guidance.

Our evaluation of the impact of adopting ASC Topic 842 Leases is ongoing. We have established a cross-functional implementation team to identify our lease population and are assessing changes to our internal control structure, business processes, systems and accounting policies that are necessary to implement the standard. We do not believe the standard will materially affect our consolidated balance sheets, statements of operations or cash flows.

3. Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
0 - 1,000 horsepower per unit	$55,215	$164,031
1,001 - 1,500 horsepower per unit	63,806	187,890
Over 1,500 horsepower per unit	34,156	98,056
Other (1)	856	1,924
Total revenue (2)	$154,033	$451,901
——————

(1)	Primarily relates to fees associated with Partnership-owned non-compressor equipment.

(2)
Includes $1.4 million and $3.9 million for three and nine months ended September 30, 2018, respectively, related to billable maintenance on Partnership-owned units that was recognized at a point in time. All other revenue is recognized over time.

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

As of September 30, 2018, we had $249.7 million of remaining performance obligations related to our contract compression service. We have elected the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. This amount will be recognized through 2022 as follows (in thousands):

	2018	2019	2020	2021	2022	Total
Remaining performance obligations	$85,439	$110,145	$44,906	$8,132	$1,073	$249,695

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

As of September 30, and January 1, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts were $71.9 million and $66.2 million, respectively. As of September 30, and January 1, 2018, our contract liabilities were $10.1 million and $5.4 million, respectively, which are included in deferred revenue and other long-term liabilities in our condensed consolidated balance sheets. The increase in the contract liability balance during the nine months ended September 30, 2018 was due to the deferral of $14.0 million partially offset by $9.3 million recognized as revenue during the period, each primarily related to freight billings.

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

On April 26, 2018, Archrock terminated its credit facility and repaid the $63.2 million in outstanding borrowings and accrued and unpaid interest and fees under the Archrock credit facility with a borrowing under the Revolving Loan Agreement. See Note 6 (“Long-Term Debt”) and Note 7 (“Partners’ Capital”) for further details of the Merger and our pay down of the Archrock credit facility.

At September 30, 2018, the balance of outstanding borrowings under the Revolving Loan Agreement was $53.5 million. During the three and nine months ended September 30, 2018, we recorded $0.7 million and $1.3 million, respectively, of interest income earned on loans to Archrock under the Revolving Loan Agreement which was included in interest expense, net in our condensed consolidated statements of operations.

Omnibus Agreement

Our Omnibus Agreement with Archrock provides for, among other things:

•	Archrock’s obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Archrock for such services;

•	the terms under which we, Archrock and our respective affiliates may transfer, exchange or lease compression equipment among one another;

•	Archrock’s grant to us of a license to use certain intellectual property, including the “Archrock” logo; and

•	Archrock’s and our obligations to indemnify each other for certain liabilities.

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

Transfer and Exchange of Overhauls

During the nine months ended September 30, 2018 and September 30, 2017, Archrock contributed to us $1.7 million and $3.9 million, respectively, related to the completion of overhauls on compression equipment that was exchanged with us or contributed to us and where overhauls were in progress on the date of exchange or contribution.

Other Exchanges

The following table summarizes the like-kind exchange activity between Archrock and us for the nine months ended September 30, 2017 prior to the enactment of the TCJA (dollars in thousands):

	Nine Months Ended September 30, 2017
	Transferred to Archrock	Transferred from Archrock
Compressor units	199	170
Horsepower	109,800	99,500
Net book value	$47,824	$45,664

During the nine months ended September 30, 2017, we recorded capital distributions of $2.1 million related to the differences in net book value on the exchanged compression equipment. No customer contracts were included in the exchanges.

Leases

The following table summarizes the aggregate cost and accumulated depreciation of equipment on lease to and from Archrock (in thousands):

	September 30, 2018	December 31, 2017
Equipment on lease to Archrock
Aggregate cost	$40,212	$3,560
Accumulated depreciation	5,783	272

Equipment on lease from Archrock
Aggregate cost	$67,048	$224
Accumulated depreciation	33,337	34

The following table summarizes the revenue from Archrock related to the lease of our compression equipment and the cost of sales related to the lease of Archrock compression equipment (in thousands):

	Nine Months Ended September 30,
	2018	2017
Revenue	$984	$356
Cost of sales	1,924	719

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

5. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized costs include commissions paid to our sales force to obtain contract operations contracts. As of September 30, and January 1, 2018, we recorded contract costs of $3.3 million and $2.0 million, respectively, associated with sales commissions.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Capitalized costs incurred to fulfill our customer contracts include freight charges to transport compressor assets before transferring services to the customer and mobilization activities associated with our contract operations services. As of September 30, and January 1, 2018, we recorded contract costs of $26.2 million and $14.3 million, respectively, associated with freight and mobilization.

Contract operations costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 36 months based on average contract term, including anticipated renewals. We assess periodically whether the 36-month estimate fairly represents the average contract term and adjust as appropriate. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the three and nine months ended September 30, 2018, we amortized $0.4 million and $0.9 million, respectively, related to commissions and $2.8 million and $7.1 million, respectively, related to freight and mobilization. During the three and nine months ended September 30, 2018, there were no impairment losses recorded in relation to the costs capitalized.

6. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Credit Facility	$826,500	$674,306

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(1,977)	(2,523)
Less: Deferred financing costs, net of amortization	(2,568)	(3,338)
	345,455	344,139

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(2,938)	(3,441)
Less: Deferred financing costs, net of amortization	(3,338)	(3,951)
	343,724	342,608
Long-term debt	$1,515,679	$1,361,053

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

As of September 30, 2018, we had $15.4 million outstanding letters of credit under the Credit Facility and the applicable margin on amounts outstanding under the Credit Facility was 3.2%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 5.5% and 4.8% at September 30, 2018 and December 31, 2017, respectively. We incurred $0.6 million in commitment fees on the daily unused amount of the Credit Facility and Former Credit Facility during each of the three months ended September 30, 2018 and 2017, and $1.7 million and $1.5 million during the nine months ended September 30, 2018 and 2017, respectively.

We must maintain the following consolidated financial ratios, as defined in the Credit Facility agreement:

EBITDA to Interest Expense	2.5 to 1.0
Senior Secured Debt to EBITDA	3.5 to 1.0
Total Debt to EBITDA
Through fiscal year 2018	5.95 to 1.0
Through fiscal year 2019	5.75 to 1.0
Through second quarter of 2020	5.50 to 1.0
Thereafter (1)	5.25 to 1.0
——————

(1)	Subject to a temporary increase to 5.5 to 1.0 for any quarter during which an acquisition satisfying certain thresholds is completed and for the two quarters immediately following such quarter.

As of September 30, 2018, we had undrawn capacity of $408.1 million under the Credit Facility. As a result of the ratio requirements above, $324.0 million of the $408.1 million of undrawn capacity was available for additional borrowings as of September 30, 2018. As of September 30, 2018, we were in compliance with all covenants under the Credit Facility agreement.

The Notes

The Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the Notes) and certain of our future subsidiaries. The Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations, and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. Archrock Partners Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the Notes. Because we have no independent operations, the guarantees are full and unconditional (subject to customary release provisions) and constitute joint and several obligations of our subsidiaries other than Archrock Partners Finance Corp. and as a result, we have not included consolidated financial information of our subsidiaries.

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

Prior to the Merger, public unitholders held a 57% ownership interest in us and Archrock owned our remaining equity interests, including 29,064,637 common units and 1,422,458 general partner units, collectively representing a 43% interest in us.

Capital Offering

In August 2017, we sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units pursuant to an over-allotment option. We received net proceeds of $60.3 million after deducting underwriting discounts, commissions and offering expenses, which we used to repay borrowings outstanding under the Credit Facility. In connection with this sale and as permitted under our partnership agreement, we sold 93,163 general partner units to our general partner so it could maintain its approximate 2% general partner interest in us. We received net proceeds of $1.3 million from the general partner contribution.

Cash Distributions

As of the closing of the Merger, any distributions are paid to Archrock as the owner of all outstanding common and general partner units. In the nine months ended September 30, 2018 we paid cash distributions of $0.7492 per common unit, or $53.7 million, which covered the period from October 1, 2017 through June 30, 2018.

On October 29, 2018, our board of directors approved a cash distribution of $0.2432 per common unit, or approximately $17.4 million, which covers the period from July 1, 2018 through September 30, 2018.

8. Unit-Based Compensation

Long-Term Incentive Plan

In April 2017, we adopted the 2017 LTIP to provide for the benefit of the employees, directors and consultants of us, Archrock and our respective affiliates. The 2006 LTIP expired in 2016 and, as such, no further grants have been or can be made under that plan following expiration. Previous grants made under the 2006 LTIP continue to be governed by the 2006 LTIP and the applicable award agreements. Because we grant phantom units to non-employees, we are required to remeasure the fair value of these phantom units, which is based on the fair value of our common units, each period and record a cumulative adjustment of the expense previously recognized. Phantom units granted under the 2017 and 2006 LTIP may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units. Phantom units granted generally vest one-third per year on dates as specified in the applicable award agreements subject to continued service through the applicable vesting date. During the nine months ended September 30, 2018, 53,091 phantom units vested with a weighted average grant date fair value per unit of $11.24.

Pursuant to the Merger, all outstanding phantom units previously granted under the 2017 and 2006 Partnership LTIP were converted into comparable awards based on Archrock’s common shares. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into Archrock restricted stock units. See Note 7 (“Partners’ Capital”) for further details of the Merger. Each Archrock restricted stock unit will be subject to the same vesting, forfeiture and other terms and conditions applicable to the converted Partnership phantom units.

9. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Partnership Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

At September 30, 2018, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates (in millions):

Expiration Date	Notional Value
May 2019	$100.0
May 2020	100.0
March 2022	300.0
$500.0

The counterparties to our derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no specific collateral posted for our derivative instruments.

We have designated these interest rate swaps as cash flow hedging instruments and so any change in their fair value is recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, net, the same statement of operations line item to which the earnings effect of the hedged item is recorded. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities.

We expect the hedging relationship to be highly effective as the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. Prior to adoption of ASU 2017-12, we performed quarterly calculations to determine whether the swap agreements continued to be highly effective at achieving offsetting changes in cash flows attributable to the hedged risk. Upon adoption of ASU 2017-12, we perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $3.6 million of the deferred gain attributable to interest rate swaps included in accumulated other comprehensive income (loss) at September 30, 2018 will be reclassified into earnings as interest income at then-current values during the next twelve months as the underlying hedged transactions occur.

In August 2017, we amended the terms of $300.0 million of our interest rate swap agreements to adjust the fixed interest rate and extend the maturity dates to March 2022. These amendments effectively created new derivative contracts and terminated the old derivative contracts. As a result, as of the amendment date, we discontinued the original cash flow hedge relationships on a prospective basis and designated the amended interest rate swaps under new cash flow hedge relationships based on the amended terms. The fair value of the interest rate swaps immediately prior to the execution of the amendments was a liability of $0.7 million. The associated amount in accumulated other comprehensive income (loss) was amortized into interest expense over the original terms of the interest rate swaps through May 2018.

As of September 30, 2018, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated balance sheets (in thousands):

	Fair Value Asset (Liability)
	September 30, 2018	December 31, 2017
Current portion of interest rate swaps	$3,592	$186
Other long-term assets	9,487	4,490
Current portion of interest rate swaps	—	(134)
	$13,079	$4,542

The following tables present the effect of our derivative instruments designated as cash flow hedging instruments on our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pre-tax gain recognized in other comprehensive income (loss)	$1,642	$1,919	$8,583	$2,282
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense, net	429	(652)	(20)	(2,427)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total amount of interest expense, net in which the effects of cash flow hedges are recorded	$22,767	$66,918
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense, net	429	582

10. Fair Value Measurements

The accounting standard for fair value measurements and disclosures establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into the following three categories:

•	Level 1 — Quoted unadjusted prices for identical instruments in active markets to which we have access at the date of measurement.

•
Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or prices vary substantially over time or among brokered market makers.

•
Level 3 — Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are those inputs that reflect our own assumptions regarding how market participants would price the asset or liability based on the best available information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swaps are valued based on the income approach (discounted cash flow) using market observable inputs, including London Interbank Offered Rate forward curves. These fair value measurements are classified as Level 2.

The following table presents our interest rate swaps asset and liability measured at fair value on a recurring basis with pricing levels as of the date of valuation (in thousands):

	September 30, 2018	December 31, 2017
Interest rate swaps asset	$13,079	$4,676
Interest rate swaps liability	—	(134)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2018, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $0.8 million and $1.8 million at September 30, 2018 and December 31, 2017, respectively. See Note 11 (“Long-Lived Asset Impairment”) for further details.

Other Financial Instruments

The carrying amounts of our cash, receivables and payables approximate fair value due to the short-term nature of those instruments.

The carrying amount of borrowings outstanding under our Credit Facility approximates fair value due to its variable interest rate. The fair value of these outstanding borrowings was estimated using a discounted cash flow analysis based on interest rates offered on loans with similar terms to borrowers of similar credit quality, which are Level 3 inputs.

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	September 30, 2018	December 31, 2017
Carrying amount of fixed rate debt (1)	$689,179	$686,747
Fair value of fixed rate debt	706,000	702,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 6 (“Long-Term Debt”) for further details.

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

The following table presents the results of our impairment review (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Idle compressor units retired from the active fleet	35	45	140	150
Horsepower of idle compressor units retired from the active fleet	14,000	18,000	44,000	53,000
Impairment recorded on idle compressor units retired from the active fleet	$3,673	$5,368	$10,585	$14,659

12. Income Taxes

Unrecognized Tax Benefits

As of September 30, 2018, we believe $0.9 million of our unrecognized tax benefits will be reduced prior to September 30, 2019 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from this estimate.

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2018 and December 31, 2017, we accrued $2.7 million and $1.6 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

Litigation and Claims

In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to Archrock. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to Archrock.

Heavy Equipment

In 2011, the Texas Legislature enacted changes that affected the appraisal of natural gas compressors for ad valorem tax purposes by expanding the special valuation methodology for “Heavy Equipment Inventory” to include inventory held for lease effective from the beginning of 2012. Under the Heavy Equipment Statutes, we are a “Heavy Equipment Dealer” and our natural gas compressors are Heavy Equipment Inventory. As such, we began filing our ad valorem taxes under this methodology starting in the 2012 tax year. Our natural gas compressors are taxable under the Heavy Equipment Statutes in the counties where we maintain a business location and store our inventory of natural gas compressors as opposed to where the compressors may be located on January 1 of a tax year. Although a few appraisal review boards accepted our position, many denied it. As a result, our wholly-owned subsidiary, Archrock Partners Leasing LLC, formerly known as EXLP Leasing, and Archrock’s wholly-owned subsidiary, Archrock Services Leasing LLC, formerly known as EES Leasing, filed numerous petitions for review in the appropriate district courts with respect to the 2012-2017 tax years.

To date, three cases have been decided by trial courts, with two of the decisions having been rendered by the same presiding judge. All three of those decisions were appealed, and all three of the appeals have been decided on by intermediate appellate courts. On March 2, 2018, the Texas Supreme Court ruled in one of the cases, EXLP Leasing LLC & EES Leasing LLC v. Galveston Central Appraisal District, on two of the three issues related to the Heavy Equipment Statutes: constitutionality and situs. The third issue — the district court’s ruling that the Heavy Equipment Statutes apply to the compressors — was not appealed in this case. The Texas Supreme Court ruled in our favor on all accounts, holding that the Heavy Equipment Statutes are constitutional and that our natural gas compressors are taxable only in the counties where we maintain a business location that manages our inventory of natural gas compressors. On September 28, 2018, the Texas Supreme Court denied Galveston Central Appraisal District’s motion for rehearing, thus concluding the litigation in this case.

Two cases, EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District and EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District, remain pending for review by the Texas Supreme Court. We expect the pending cases to be disposed of in a manner consistent with the Galveston case.

As a result of the rulings on the Heavy Equipment litigation thus far, all counties in which we filed petitions for review have removed our compressors from their 2018 property rolls except for Galveston County, which has agreed to do so promptly. As of September 30, 2018, many of the petitions that we filed for tax years 2012-2017 have been closed and the remaining pending petitions are in the process of being closed. We believe that the likelihood of an unfavorable outcome or further litigation on this issue is remote.

Item 2. Management’s Narrative Analysis of Results of Operations

We meet the conditions specified in General Instruction H(1)(a) and (b) of Form 10-Q and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, in lieu of the information called for by Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have included “Management’s Narrative Analysis of Results of Operations” to explain the reasons for material changes in the amount of revenue and expense items in the year-to-date periods reported herein.

The following analysis of our results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Financial Statements of this Quarterly Report on Form 10-Q and in conjunction with our 2017 Form 10-K.

Financial Results of Operations

Summary of Results

Net income (loss). We generated net income of $33.4 million and a net loss of $3.1 million during the nine months ended September 30, 2018 and 2017, respectively. The change from net loss to net income was primarily due to the increase in revenue and decreases in depreciation and amortization, long-lived asset impairment and provision for income taxes, partially offset by increases in cost of sales (excluding depreciation and amortization), interest expense, net and Merger-related costs and a decrease in other income, net.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table summarizes our revenue, costs and expenses and net income (loss) (in thousands):

	Nine Months Ended September 30,
	2018	2017
Revenue	$451,901	$415,741

Cost of sales (excluding depreciation and amortization)	178,596	172,856
Selling, general and administrative	57,288	59,325
Depreciation and amortization	102,319	108,947
Long-lived asset impairment	10,585	14,659
Interest expense, net	66,918	63,361
Debt extinguishment loss	—	291
Merger-related costs	2,718	—
Other income, net	(555)	(3,614)
Provision for income taxes	648	2,970
Net income (loss)	$33,384	$(3,054)

Revenue. The increase in revenue during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a 6% increase in average operating horsepower and an increase in rates resulting from an increase in customer demand driven by improved market conditions. The increase in revenue was partially offset by the deferral of rebillable freight revenue as a result of the adoption of the Revenue Recognition Update.

Cost of sales (excluding depreciation and amortization). The increase in cost of sales (excluding depreciation and amortization) during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily driven by increases in maintenance expense, freight expense, lube oil expense and the mobilization of compressor units associated with the increase in average operating horsepower. The increase in cost of sales was partially offset by the capitalization of freight and mobilization costs incurred to fulfill contracts prior to the transfer of service as a result of the adoption of the Revenue Recognition Update.

Selling, general and administrative. SG&A is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement (see Note 4 (“Related Party Transactions”) to our Financial Statements for further details on the Omnibus Agreement). The decrease in SG&A expense was primarily due to a decrease in bad debt expense and a decrease in commission expense. The decrease was partially offset by an increase in costs allocated to us by Archrock as a result of an increase in our available horsepower.

Depreciation and amortization. The decrease in depreciation and amortization expense during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2017 and 2018, offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the nine months ended September 30, 2018 and 2017, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Idle compressor units retired from the active fleet	140	150
Horsepower of idle compressor units retired from the active fleet	44,000	53,000
Impairment recorded on idle compressor units retired from the active fleet	$10,585	$14,659

Interest expense, net. The increase in interest expense, net during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to increases in the average outstanding balance of long-term debt and the weighted average effective interest rate, partially offset by $1.3 million of interest income earned on the loan receivable due from Archrock during the nine months ended September 30, 2018 and a $0.6 million write-off of deferred financing costs associated with the termination of our Former Credit Facility in the nine months ended September 30, 2017.

Merger-related costs. We incurred $2.7 million of Merger-related costs consisting of financial advisory, legal and other professional fees during the nine months ended September 30, 2018.

Other income, net. The decrease in other income, net during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a $2.9 million decrease in the gain on sale of property, plant and equipment.

Provision for income taxes. The decrease in provision for income taxes during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to a lower unrecognized tax benefit recorded in 2018 compared to 2017 and a benefit recorded in 2018 for the settlement of a tax audit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by Item 3 is omitted pursuant to General Instruction H(2) to Form 10-Q (Omission of Information by Certain Wholly-Owned Subsidiaries).

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2018 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In the ordinary course of business, we are also involved in various other pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these other actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to Archrock. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to Archrock.

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities

The information called for by Item 2 is omitted pursuant to General Instruction H(2) to Form 10-Q (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 3. Defaults Upon Senior Securities

The information called for by Item 3 is omitted pursuant to General Instruction H(2) to Form 10-Q (Omission of Information by Certain Wholly-Owned Subsidiaries).

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

ARCHROCK PARTNERS, L.P.

By:	ARCHROCK GENERAL PARTNER, L.P.
its General Partner

By:	ARCHROCK GP LLC
its General Partner

By:	/s/ DOUGLAS S. ARON
Douglas S. Aron
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ DONNA A. HENDERSON
Donna A. Henderson
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 1, 2018