Form 10-K
period 2018-12-31
Archrock Partners, L.P.
filed 2019-02-20
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(MARK ONE)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

Commission file no. 001-33078
Archrock Partners, L.P.
(Exact name of registrant as specified in its charter)

Delaware	22-3935108
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9807 Katy Freeway, Suite 100, Houston, Texas 77024
(Address of principal executive offices, zip code)
(281) 836-8000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units representing limited partner interests	None

Securities Registered Pursuant to Section 12(g) of the Act: None
Archrock Partners, L.P. meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of February 19, 2019, there were 70,231,036 common units outstanding, all of which were held indirectly by Archrock, Inc.
______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE: NONE

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2006 LTIP	Archrock Partners, L.P. Long Term Incentive Plan, adopted in October 2006
2015 Technical Termination	Technical termination of the Partnership for U.S. federal income tax purposes as a result of the Spin-off, occurring on the date of the Spin-off
2018 Form 10-K	Archrock Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2018
Amendment No. 1	Amendment No. 1 to Credit Agreement dated February 23, 2018, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Anadarko	Anadarko Petroleum Company
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

ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
ASU 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-13	Accounting Standards Update No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement
BLM	U.S. Department of the Interior’s Bureau of Land Management
CAA	Clean Air Act
Credit Facility	$1.25 billion asset-based revolving credit facility, as amended by Amendment No. 1
Debt Agreements	Credit Facility and Notes, collectively
EBITDA	Earnings before interest, taxes, depreciation and amortization
EES Leasing	Archrock Services Leasing LLC, formerly known as EES Leasing LLC
EPA	Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
EXLP Leasing	Archrock Partners Leasing LLC, formerly known as EXLP Leasing LLC
FASB	Financial Accounting Standards Board
Financial Statements	Consolidated Financial Statements included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this 2018 Form 10-K
Former Credit Facility	$825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	Accounting principles generally accepted in the U.S.
General Partner	Archrock General Partner, L.P., the Partnership’s general partner, and an indirect, wholly-owned subsidiary of Archrock
Heavy Equipment Statutes	Texas Tax Code §§ 23.1241, 23.1242
LIBOR	London Interbank Offered Rate
March 2016 Acquisition	March 2016 acquisition of contract operations customer service agreements and compressor units from a third party
Merger
Transaction in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock pursuant to the Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock and the Partnership, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018, and which was completed and effective on April 26, 2018

NAAQS	National Ambient Air Quality Standards

Notes	$350.0 million of 6% senior notes due April 2021 and $350.0 million of 6% senior notes due October 2022
November 2016 Contract Operations Acquisition	November 2016 acquisition of contract operations customer service agreements and compressor units from Archrock
NSPS	New Source Performance Standards
Omnibus Agreement	Partnership’s Fifth Amended and Restated Omnibus Agreement with certain Archrock entities, dated as of April 26, 2018
Paris Agreement	Resulting agreement of the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change held in Paris, France
Partnership, we, our, us	Archrock Partners, L.P., together with its subsidiaries
Partnership Agreement	First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), as amended, dated as of April 14, 2008
ppb	Parts per billion
Revenue Recognition Update	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) and additional related standards updates
Revolving Loan Agreement	Agreement dated April 26, 2018 among the Partnership and Archrock under which the Partnership may make loans to Archrock
ROU	Right-of-use, as related to the new lease model under ASC Topic 842 Leases
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, general and administrative
Spin-off
Spin-off of Archrock’s international contract operations, international aftermarket services and global fabrication businesses into a standalone public company operating as Exterran Corporation which we completed in November 2015

Tax Cuts and Jobs Act, TCJA	Public Law No. 115-97, a comprehensive tax reform bill signed into law on December 22, 2017
U.S.	United States of America
VOC	Volatile organic compounds
Williams Partners	Williams Partners, L.P.

OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

We meet the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this 2018 Form 10-K the information called for by the following sections:

•	Part II Item 6 “Selected Financial Data”

•	Part III Item 10 “Directors and Executive Officers of the Registrant”

•	Part III Item 11 “Executive Compensation”

•	Part III Item 12 “Security Ownership of Certain Beneficial Owners and Management”

•	Part III Item 13 “Certain Relationships and Related Transactions”

•	List of subsidiaries exhibit required by Item 601

In addition, disclosure within the following items has been reduced as permitted by General Instruction I:

•
In lieu of the information called for by Part I Item 1 “Business,” we have included, under that same item, a brief description of the business transacted during the most recent fiscal year that in our management’s opinion indicates the general nature and scope of our business.

•
In lieu of the information called for by Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have included, under Item 7, “Management’s Narrative Analysis of Results of Operations” to explain the reasons for material changes in the amount of revenue and expense items in the most recent fiscal year presented as compared to the fiscal year immediately preceding.

FORWARD-LOOKING STATEMENTS

This 2018 Form 10-K contains “forward-looking statements.” All statements other than statements of historical fact contained in this 2018 Form 10-K are forward-looking statements including, without limitation, statements regarding the effects of the Merger; the Partnership’s business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; anticipated cost savings; future revenue and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this 2018 Form 10-K. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from those in these forward-looking statements are described below, in Part I, Item 1A (“Risk Factors”) and Part II, Item 7 (“Management’s Narrative Analysis of Results of Operations”) of this 2018 Form 10-K. Important factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include, among other things:

•	the risk that cost savings, tax benefits and any other synergies from the Merger may not be fully realized or may take longer to realize than expected;

•	conditions in the oil and natural gas industry, including the level of production of, demand for or price of oil or natural gas;

•	our reduced profit margins or the loss of market share resulting from competition or the introduction of competing technologies by other companies;

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

All forward-looking statements included in this 2018 Form 10-K are based on information available to us on the date of this 2018 Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this 2018 Form 10-K.

PART I

Item 1. Business

We meet the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, in lieu of the information called for by Part I Item 1 “Business,” we have included a brief description of the business transacted during the most recent fiscal year that in our management’s opinion indicates the general nature and scope of our business.

We are a Delaware limited partnership formed in June 2006. On April 26, 2018, Archrock completed the acquisition of all of our outstanding common units that it did not already own and, as a result, we became its wholly-owned subsidiary.

We are a leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. Our business supports a must-run service that is essential to the production, processing, transportation and storage of natural gas. Our geographic diversity and large fleet of natural gas compression equipment enable us to provide reliable contract operations services to our customers throughout the U.S. We operate in one segment.

We do not have any employees. Pursuant to the Omnibus Agreement (see Note 5 (“Related Party Transactions”) to our Financial Statements), we reimburse Archrock for the allocated cost of its personnel who provide direct and indirect support for our operations.

Recent Business Developments

Merger Transaction

On April 26, 2018, Archrock completed the acquisition of all of our outstanding common units that it did not already own and, as a result, we became its wholly-owned subsidiary. Additionally, all outstanding treasury units were retired and our incentive distribution rights, all of which were owned by Archrock prior to the Merger, were canceled and ceased to exist. As a result of the Merger, our common units are no longer publicly traded. See Note 10 (“Partners’ Capital”) to our Financial Statements for further details of the Merger.

Amendment to the Credit Facility and Revolving Loan Agreement with Archrock

On April 26, 2018, in connection with the closing of the Merger and pursuant to Amendment No. 1, the aggregate revolving commitment under the Credit Facility increased from $1.1 billion to $1.25 billion. Also in conjunction with the closing of the Merger, we entered into a Revolving Loan Agreement with Archrock under which we may make loans to Archrock with borrowings from the Credit Facility. See Notes 9 (“Long-Term Debt”) and 5 (“Related Party Transactions”) to the Financial Statements for further details of Amendment No. 1 and the Revolving Loan Agreement, respectively.

Contract Operations Services Overview

We provide comprehensive contract operations services including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs.

Natural gas compression is a mechanical process whereby the pressure of a given volume of natural gas is increased to a desired higher pressure for transportation from one point to another. It is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) along intrastate and interstate pipelines.

Our contract operations services are based on the operating specifications at the customer location and each customer’s unique needs and include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining equipment. When providing contract operations services, we work closely with a customer’s field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the natural gas reservoir and the natural gas produced. We routinely repackage or reconfigure a portion of our existing fleet to adapt to our customers’ compression needs. We primarily utilize reciprocating compressors driven by internal natural gas-fired combustion engines.

The following table summarizes the size and horsepower of our natural gas compressor fleet as of December 31, 2018:

	Number of Units	Aggregate Horsepower (in thousands)	% of Horsepower
0 — 1,000 horsepower per unit	4,354	1,045	30%
1,001 — 1,500 horsepower per unit	1,228	1,650	47%
Over 1,500 horsepower per unit	415	828	23%
Total	5,997	3,523	100%

Item 1A. Risk Factors

As described in “Forward-Looking Statements,” this 2018 Form 10-K contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition and results of operations could be negatively impacted.

We qualify as a Heavy Equipment Dealer for ad valorem tax purposes under revised Texas statutes. If in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment because of new or revised Texas statutes, we will incur additional taxes, which would adversely impact our results of operations and financial condition.

In 2011, the Texas Legislature enacted changes related to the appraisal of natural gas compressors for ad valorem tax purposes by expanding the definitions of “Heavy Equipment Dealer” and “Heavy Equipment” effective from the beginning of 2012. If legislation is enacted in Texas that repeals or alters the Heavy Equipment Statutes such that in the future we do not qualify as a Heavy Equipment Dealer or our compressors do not qualify as Heavy Equipment, then we would likely be required to pay additional ad valorem taxes going forward, which would increase our quarterly cost of sales expense, thereby impacting our future results of operations and financial condition.

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2018, we had $1.5 billion in outstanding debt obligations net of unamortized debt discounts and unamortized deferred financing costs. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in “Forward-Looking Statements” of this 2018 Form 10-K.

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

•
increase our vulnerability to interest rate fluctuations because the interest payments on a portion of our debt are based upon variable interest rates and a portion can adjust based on our credit statistics;

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

If we were to anticipate non-compliance with these financial ratios, we may take actions to maintain compliance with them, including a reduction in general and administrative expenses or our capital expenditures. Any of these measures could have an adverse effect on our operations and cash flows. If we fail to remain in compliance with our financial covenants we would be in default under the Credit Facility.

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

As of December 31, 2018, we were in compliance with all financial covenants under the Debt Agreements.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including the Notes and the Credit Facility.

Regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting civil and criminal investigations into whether the banks that contributed to the BBA in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA or any other administrator of LIBOR, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined, the phasing out of LIBOR or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates that could replace LIBOR include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the United States or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations, including the Notes and the Credit Facility. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities, including the Notes, as well as the terms of the Credit Facility and any interest rate swaps or other derivative agreements to which we are a party. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including the Notes and the Credit Facility. In addition, even if we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR and other “benchmarks” and we may incur substantial losses as a result.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and production activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. A reduction in borrowing bases under reserve-based credit facilities, the lack of availability of debt or equity financing or other factors that negatively impact our customers’ financial condition could result in a reduction in our customers’ spending for our services, which may result in their cancellation of contracts or their determination not to enter into new natural gas compression service contracts. Furthermore, the loss by our midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. Reduced demand for our services could adversely affect our business, financial condition and results of operations. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

We depend on Williams Partners and Anadarko for a significant portion of our revenue. The loss of our business with Williams Partners or Anadarko or the inability or failure of Williams Partners or Anadarko to meet their payment obligations may adversely affect our financial results.

During the years ended December 31, 2018, 2017 and 2016, Williams Partners accounted for 14%, 16% and 17%, respectively, of our revenue. During the years ended December 31, 2018, 2017 and 2016, Anadarko accounted for 9%, 10% and 10%, respectively, of our revenue. There is no guarantee that, upon the expiration of our existing services agreements with Williams Partners or Anadarko, Williams Partners or Anadarko will choose to renew these existing services agreements or enter into similar agreements with us. The loss of business with Williams Partners or Anadarko, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Williams Partners or Anadarko to meet their payment obligations under contractual arrangements, could have a material adverse effect on our business, results of operations and financial condition.

The loss of any of our most significant customers would result in a decline in our revenue and could adversely affect our financial results.

Our five most significant customers collectively accounted for 33%, 37% and 41% of our revenue for the years ended December 31, 2018, 2017 and 2016, respectively. Our services are provided to these customers pursuant to contract compression services agreements, which typically have an initial term of 12 to 60 months and continue thereafter until terminated by either party with 30 days’ advance notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

Many of our contract operations services contracts have short initial terms and are cancelable on short notice after the initial term, and we cannot be sure that such contracts will be extended or renewed after the end of the initial contractual term. Any such nonrenewals, or renewals at reduced rates or the loss of contracts with any significant customer could adversely impact our financial results.

The length of our contract operations services contracts with customers varies based on operating conditions and customer needs. Our initial contract terms typically are not long enough to enable us to recoup the cost of acquiring the equipment we use to provide contract operations services, and these contracts are typically cancelable on short notice after the initial term. We cannot be sure that a substantial number of these contracts will be extended or renewed by our customers or that any of our customers will continue to contract with us. The inability to negotiate extensions or renew a substantial portion of our contract operations services contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with our customers or the loss of all or a significant portion of our services contracts with any significant customer could lead to a reduction in revenue and net income and could require us to record additional asset impairments. This could have a material adverse effect upon our business, results of operations and financial condition.

Our inability to fund purchases of additional compression equipment could adversely impact our financial results.

We may not be able to maintain or grow our asset and customer base unless we have access to sufficient capital to purchase additional compression equipment. Cash flow from our operations and availability under our Credit Facility may not provide us with sufficient cash to fund our capital expenditure requirements, including any funding requirements related to acquisitions. Additionally, pursuant to our Partnership Agreement, we intend to distribute all of our “available cash,” as defined in our Partnership Agreement, to Archrock, as the holder of all of our outstanding common units, on a quarterly basis. Therefore, a significant portion of our cash flow from operations will be used to fund such distributions. As a result, we intend to fund our growth capital expenditures and acquisitions with external sources of capital including additional borrowings under our Credit Facility and/or transactions with private investors. Our ability to grow our asset and customer base could be impacted by any limits on our ability to access additional capital.

We may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require.

Historically, we have financed acquisitions, operating expenditures and capital expenditures with a combination of cash provided by operating and financing activities. However, to the extent we are unable to finance our operating expenditures, capital expenditures, scheduled interest and debt repayments and future cash distributions with net cash provided by operating activities and borrowings under our Credit Facility, we may require additional capital. Periods of instability in the capital and credit markets (both generally and in the oil and gas industry in particular) could limit our ability to access these markets to raise capital on affordable terms or to obtain additional financing. Among other things, our lenders may seek to increase interest rates, enact tighter lending standards, refuse to refinance existing debt at maturity at favorable terms or at all and may reduce or cease to provide funding to us. If we are unable to access the capital and credit markets on favorable terms, or if we are not successful in raising capital within the time period required or at all, we may not be able to grow or maintain our business, which could have a material adverse effect on our business, results of operations and financial condition.

If we do not make acquisitions on economically acceptable terms, our future growth could be limited.

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

If we consummate any future acquisitions, our capitalization and results of operations may change significantly and Archrock, as our sole unitholder, will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our future funds and other resources. In addition, competition from other buyers could reduce our acquisition opportunities or cause us to pay a higher price than we might otherwise pay.

Our reliance on Archrock as an operator of our assets and our limited ability to control certain costs could have a material adverse effect on our business, results of operations and financial condition.

Pursuant to the Omnibus Agreement, Archrock provides us with all administrative and operational services, including all operations, marketing, maintenance and repair, periodic overhauls of compression equipment, inventory management, legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes, facilities management, investor relations, enterprise resource planning system, training, executive, sales, business development and engineering services necessary to run our business. Our operational success and ability to execute our growth strategy depends significantly upon Archrock’s satisfactory operation of our assets and performance of these services. Our reliance on Archrock as an operator of our assets and our resulting limited ability to control certain costs could have a material adverse effect on our business, results of operations and financial condition.

Due to our significant relationship with Archrock, adverse developments concerning Archrock, as well as Archrock’s decreased size following the Spin-off, could adversely affect us, even if we have not suffered any similar developments.

As a result of the Merger, we are a wholly-owned subsidiary of Archrock. Our access to Archrock’s personnel, logistical capabilities, geographic scope and operational efficiencies allows us to provide a full complement of contract operations services. In addition, we benefit from a number of arrangements in the Omnibus Agreement between us and Archrock (see Note 5 (“Related Party Transactions”) to our Financial Statements for further discussion of the Omnibus Agreement). A material adverse effect upon Archrock’s assets, liabilities, financial condition, business or operations could impact Archrock’s ability to continue to provide these benefits to us. As a result, we could experience a material adverse effect upon our business, results of operations and financial condition, even if we have not suffered any similar developments.

Following the closing of the Spin-off, certain of Archrock’s fabrication operations, logistical capabilities, geographic scope and operational efficiencies were contributed to Exterran Corporation, and certain of Archrock’s key personnel became employees of Exterran Corporation. As a result, Archrock is a smaller and less diversified company with more limited financial resources and operational capabilities. Archrock’s status as a smaller company and loss of these capabilities and key personnel could have a material adverse effect upon our business, results of operations and financial condition.

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

Some equipment, materials and services used in our business are obtained from a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior quality and a potential inability to obtain an adequate supply of such equipment, materials and services in a timely manner. Additionally, we occasionally experience long lead times from our suppliers of newly-fabricated compression equipment and may at times make purchases in anticipation of future business. We do not have long-term contracts with some of these suppliers, and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of such equipment, materials and services could have a negative impact on our results of operations.

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

A substantial portion of our cash flow must be used to service our debt obligations, and future interest rate increases could reduce the amount of our cash available for other investments in our business.

At December 31, 2018, we had $1.5 billion in outstanding debt obligations, net of unamortized debt discounts and unamortized deferred financing costs, consisting of $344.1 million outstanding under our 6% senior notes due October 2022, $345.9 million outstanding under our 6% senior notes due April 2021 and $839.5 million outstanding under our Credit Facility. Our Credit Facility requires that we make mandatory prepayments of the revolving loan balance with the net cash proceeds of certain asset transfers. Borrowings under our Credit Facility bear interest at variable rates. We have effectively fixed a portion of the variable rate debt through the use of interest rate swaps; however, changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to Archrock. As of December 31, 2018, after taking into consideration interest rate swaps, we had $339.5 million of outstanding indebtedness that was effectively subject to variable interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at December 31, 2018 would result in an annual increase in our interest expense of $3.4 million. Any such increase in our interest expense could reduce the amount of cash we have available for other investments in our business.

Our agreement not to compete with Archrock could limit our ability to grow.

We have entered into an Omnibus Agreement with Archrock and several of its subsidiaries. The Omnibus Agreement includes certain agreements not to compete between us and our affiliates, on the one hand, and Archrock and its affiliates, on the other hand. This agreement not to compete with Archrock could limit our ability to grow. For further discussion of the Omnibus Agreement, see Note 5 (“Related Party Transactions”) to our Financial Statements.

We face significant competitive pressures that may cause us to lose market share and harm our financial performance.

Our business is highly competitive and there are low barriers to entry. Our competitors may be able to more quickly adapt to technological changes within our industry and changes in economic and market conditions as a whole, more readily take advantage of acquisitions and other opportunities and adopt more aggressive pricing policies. Our ability to renew or replace existing contracts with our customers at rates sufficient to maintain current revenue and cash flows could be adversely affected by the activities of our competitors. If our competitors substantially increase the resources they devote to the development and marketing of competitive services or substantially decrease the prices at which they offer their services, we may not be able to compete effectively.

In addition, we could face significant competition from new entrants into our industry. Some of our existing competitors or new entrants may expand or fabricate new compressor units that would create additional competition for the services we provide to our customers. In addition, our customers may purchase and operate their own compressor fleets in lieu of using our natural gas compression services. We also may not be able to take advantage of certain opportunities or make certain investments because of our debt levels and our other obligations. Any of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

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

Our operations entail inherent risks including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. Archrock insures our property and operations against many of these risks; however, the insurance it carries may not be adequate to cover our claims or losses. Archrock’s insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we believe is appropriate. Additionally, Archrock is substantially self-insured for workers’ compensation and employee group health claims in view of the relatively high per-incident deductibles it absorbs under its insurance arrangements for these risks. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

We indirectly depend on particular suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.

Some of the parts and components used in our compressors are obtained by Archrock from a limited group of suppliers. Archrock’s reliance on these suppliers involves several risks, including price increases, inferior component quality and a potential inability to obtain an adequate supply of required components in a timely manner. Archrock does not have long-term contracts with some of these suppliers, and its partial or complete loss of certain of these suppliers could have a negative impact on our results of operations and could damage our customer relationships. As a result, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

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

The size, nature and complexity of our business make us susceptible to various claims, tax audits, litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I, Item 3 (“Legal Proceedings”) and Note 17 (“Commitments and Contingencies”) to our Financial Statements for additional information regarding certain legal proceedings to which we are a party.

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

For example, at the U.S. federal level, the EPA issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act and proposed regulations under the Clean Water Act governing wastewater discharges from hydraulic fracturing and certain other natural gas operations. On March 26, 2015, the BLM released a final rule that updates existing regulation of hydraulic fracturing activities on U.S. federal lands, including requirements for chemical disclosure, wellbore integrity and handling of flowback water. The final rule never went into effect due to pending litigation and on December 28, 2017, the BLM announced that it had rescinded the 2015 final rule, in part citing a review that found that 32 of the 32 states with federal oil and gas leases have regulations that already address hydraulic fracturing.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. If new or more stringent U.S. federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities and perhaps even be precluded from drilling wells. Any such restrictions could reduce demand for our contract operations services, and as a result could have a material adverse effect on our business, financial condition and results of operations.

New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs.

On June 3, 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. In June 2017, the EPA proposed and took public comment on a two-year stay of the fugitive emissions requirements, well site pneumatic standards and closed vent certification. The EPA sought additional comment in November 2017 in support of the proposed rule, but has not finalized the two-year stay. In October 2018, the EPA proposed targeted deregulatory amendments to the 2016 rule intended to streamline implementation, reduce duplicative EPA and state requirements and decrease the burden of compliance. The EPA has not yet issued a final rule, but anticipates doing so in the second quarter of 2019. It is also anticipated that the EPA will attempt to make additional deregulatory changes to the NSPS going forward. The EPA has announced that it is reviewing the rule more broadly to propose amendments to address key policy issues, such as the regulation of methane, in this sector. The EPA has not announced the timing of this rule. At this time, we do not believe the rule will have a material adverse impact on our business, financial condition and results of operations.

On November 18, 2016, the BLM published final rules to reduce venting and flaring on federal and tribal lands. The rules set forth some novel requirements regarding leak detection inspections at compressor stations and imposed requirements to reduce emissions from pneumatic controllers and pumps, among other things. In September 2018, the BLM finalized a rule rescinding the novel requirements pertaining to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels and leak detection and repair. The BLM also revised other provisions related to venting and flaring.

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a reduction from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non-attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In June 2018, the EPA announced that it has begun the process of reviewing the 2015 NAAQS ozone standard for the purposes of revising the standard. The agency has stated that it intends to keep the 70 ppb standard, but it has launched a fast-track review of the standard under new internal guidelines. The EPA has asked for information related to adverse effects that may result from various strategies for attainment and maintenance of NAAQS and is considering re-evaluating the extent to which the EPA can or should consider levels of background ozone when choosing a standard. The EPA expects to conclude the review by October 2020 as required by law. At this time, however, we cannot predict whether state implementation of the 2015 NAAQS ozone standard or the 2020 NAAQS ozone standard would have a material adverse impact on our business, financial condition and results of operations.

In January 2011, the Texas Commission on Environmental Quality finalized revisions to certain air permit programs that significantly increase air emissions-related requirements for new and certain existing oil and gas production and gathering sites in the Barnett Shale production area. The final rule established new emissions standards for engines, which could impact the operation of specific categories of engines by requiring the use of alternative engines, compressor packages or the installation of aftermarket emissions control equipment. The rule became effective for the Barnett Shale production area in April 2011, and the lower emissions standards will become applicable between 2020 and 2030 depending on the type of engine and the permitting requirements. A number of other states where our engines are operated have adopted or are considering adopting additional regulations that could impose new air permitting or pollution control requirements for engines, some of which could entail material costs to comply. At this time, however, we cannot predict whether any such rules would require us to incur material costs.

These new regulations and proposals, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition and results of operations.

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

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for some sites we operated in 2018.

In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs.

At the international level, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in the Paris Agreement that requires member countries to review and ‘‘represent a progression’’ in their intended nationally determined contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. The Paris Agreement entered into force in November 2016. Although this agreement does not create any binding obligations for nations to limit their greenhouse gas emissions, it does include pledges from the participating nations to voluntarily limit or reduce future emissions. In June 2017, President Trump stated that the United States intends to withdraw from the Paris Agreement, but may enter into a future international agreement related to greenhouse gases on different terms. The Paris Agreement provides an exit process, which dictates that the United States cannot formally announce its plan to withdraw until November 2019, which would then be followed by a one-year waiting period, resulting in an effective exit date of no earlier than November 2020. The United States’ adherence to the exit process is uncertain and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

Although it is not currently possible to predict how any proposed or future greenhouse gas legislation or regulation promulgated by Congress, the states or multi-state regions will impact our business, any regulation of greenhouse gas emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 9807 Katy Freeway, Suite 100, Houston, Texas 77024 and our telephone number is 281-836-8000. We do not own or lease any material facilities or properties. Pursuant to our Omnibus Agreement, we reimburse Archrock for the cost of our pro rata portion of the properties we utilize in connection with our business.

Item 3. Legal Proceedings

See Note 17 (“Commitments and Contingencies”) to our Financial Statements for a discussion of litigation related to the Heavy Equipment Statutes, which is incorporated by reference into this Item 3.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of the Merger in April 2018, our common units are no longer publicly traded and all common units outstanding are held by Archrock.

Item 6. Selected Financial Data

We meet the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this 2018 Form 10-K the information called for by Item 6 “Selected Financial Data.”

Item 7. Management’s Narrative Analysis of Results of Operations

We meet the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, in lieu of the information called for by Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have included “Management’s Narrative Analysis of Results of Operations” to explain the reasons for material changes in the amount of revenue and expense items in the most recent fiscal year presented and the fiscal year immediately preceding it.

The following analysis of our results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this 2018 Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” and Part I, Item 1A (“Risk Factors”) in this 2018 Form 10-K.

Financial Results of Operations — Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,
	2018	2017
Revenue	$612,358	$557,503
Cost of sales (excluding depreciation and amortization)	244,576	229,355
Selling, general and administrative	70,030	82,035
Depreciation and amortization	136,757	143,848
Long-lived asset impairment	13,727	19,106
Interest expense, net	90,313	84,291
Debt extinguishment loss	—	291
Merger-related costs	2,718	1
Other income, net	(3,521)	(4,385)
Provision for income taxes	475	3,382
Net income (loss)	$57,283	$(421)

Revenue. The increase in revenue during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a 7% increase in average operating horsepower and an increase in contract operations rates driven by an increase in customer demand. The increase in revenue was partially offset by the deferral of rebillable freight revenue as a result of the adoption of the Revenue Recognition Update.

Cost of sales (excluding depreciation and amortization). The increase in cost of sales (excluding depreciation and amortization) during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily driven by increases in maintenance expense and lube oil expense associated with the increase in average operating horsepower. These increases were partially offset by decreases in freight expense and expense associated with the mobilization of compressor units as a result of the capitalization and amortization of the portion of these costs that were incurred prior to the transfer of service in accordance with the adoption of the Revenue Recognition Update.

Depreciation and amortization. The decrease in depreciation and amortization expense during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2017 and 2018, offset by an increase in depreciation expense associated with fixed asset additions.

Long-lived asset impairment. During the years ended December 31, 2018 and 2017, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 14 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Year Ended December 31,
	2018	2017
Idle compressor units retired from the active fleet	170	230
Horsepower of idle compressor units retired from the active fleet	57,000	71,000
Impairment recorded on idle compressor units retired from the active fleet	$13,727	$17,959

In addition to the impairment discussed above, $1.1 million of property, plant and equipment, including 5,000 horsepower of idle compressor units, was impaired during the year ended December 31, 2017 as the result of physical asset observations and other events that indicated the assets’ carrying values were not recoverable.

Selling, general and administrative. SG&A is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement (see Note 5 (“Related Party Transactions”) to our Financial Statements for further details on the Omnibus Agreement). The decrease in SG&A expense was primarily due to an $8.0 million decrease in sales and use tax primarily resulting from the settlement of audits in the fourth quarter of 2018 and $3.0 million decrease in bad debt expense.

Interest expense. The increase in interest expense, net during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to increases in the average outstanding balance of long-term debt and the weighted average effective interest rate, partially offset by $1.8 million of interest income earned on the loan receivable due from Archrock in 2018 and a $0.6 million write-off of deferred financing costs associated with the termination of the Former Credit Facility in 2017.

Debt extinguishment loss. We recorded a debt extinguishment loss of $0.3 million during the year ended December 31, 2017 as a result of the termination of the Former Credit Facility. See Note 9 (“Long-Term Debt”) to our Financial Statements for further details.

Merger-related costs. We incurred $2.7 million of Merger-related costs consisting of financial advisory, legal and other professional fees during the year ended December 31, 2018.

Other income, net. The decrease in other income, net during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a $1.1 million decrease in the gain on sale of property, plant and equipment partially offset by a $0.2 million increase in interest income earned related to a tax refund.

Provision for income taxes. The decrease in provision for income taxes during the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to a lower unrecognized tax benefit recorded in 2018 compared to 2017 and benefits recorded in 2018 for the settlement of a tax audit and the release of an unrecognized tax benefit due to the expiration of a statute of limitations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily associated with changes in the variable interest rate of the Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financing activities. We do not use derivative instruments for trading or other speculative purposes.

As of December 31, 2018, after taking into consideration interest rate swaps, we had $339.5 million of outstanding indebtedness that was effectively subject to variable interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at December 31, 2018 would result in an annual increase in our interest expense of $3.4 million.

See Note 12 (“Derivatives”) to our Financial Statements for further information regarding our use of interest rate swaps in managing our exposure to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The information specified by this Item is presented in Part IV, Item 15 of this 2018 Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of internal control over financial reporting as of December 31, 2018 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Archrock Partners, L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Archrock Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Partnership and our report dated February 20, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Partnership changed the manner in which accounts for revenue from contracts with customers due to the adoption of the new revenue standard on January 1, 2018. The Partnership adopted the new standard using the modified retrospective method.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 2019

Item 9B. Other Information

None.

PART III

We meet the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this 2018 Form 10-K the information called for by the following sections:

•	Item 10 “Directors and Executive Officers of the Registrant”

•	Item 11 “Executive Compensation”

•	Item 12 “Security Ownership of Certain Beneficial Owners and Management”

•	Item 13 “Certain Relationships and Related Transactions”

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is omitted pursuant to General Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 11. Executive Compensation

The information called for by Item 11 is omitted pursuant to General Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information called for by Item 12 is omitted pursuant to General Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 13. Certain Relationships and Related Transactions and Director Independence

The information called for by Item 13 is omitted pursuant to General Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2018 and 2017, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, were billed to Archrock and then charged to us. The services rendered during the years ended December 31, 2018 and 2017 were for the audit of our annual financial statements and work related to registration statements and totaled $0.8 million for each year. During the year ended December 31, 2018, we incurred $0.7 million in “Audit Fees” and $0.1 million in “Audit-Related Fees” as such terms are defined by the SEC. All fees incurred during the year ended December 31, 2017 were “Audit Fees.” No fees incurred in 2018 or 2017 constituted “Tax Fees” or “All Other Fees” as such terms are defined by the SEC.

In considering the nature of the services provided by Deloitte & Touche LLP, our audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002 as well as the American Institute of Certified Public Accountants.

All services performed by the independent registered public accounting firm during 2018 and 2017 were approved in advance by our audit committee. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to our audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this 2018 Form 10-K

1.	Financial Statements. The following financial statements are filed as a part of this 2018 Form 10-K:

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted as they are not required under the relevant instructions.

3.	Exhibits

Exhibit No.	Description
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

3.1	Composite Certificate of Limited Partnership of Archrock Partners, L.P., incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended on December 31, 2015
3.2
First Amended and Restated Agreement of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), as amended, incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on form 10-Q for the quarter ended March 31, 2008

3.3
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Archrock Partners, L.P., dated December 22, 2017, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2017

3.4
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

3.6	Certificate of Formation of UCO GP, LLC (now Archrock GP LLC), incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 filed June 27, 2006
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
10.24
Amendment No.1 to Credit Agreement, dated as of February 23, 2018, by and among Archrock Partners L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2018

10.25†	Form of Letter Agreement, dated as of March 19, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2018
21.1*	List of Subsidiaries of Archrock Partners, L.P.
23.1*	Consent of Deloitte & Touche LLP
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
D. Bradley Childers
Chief Executive Officer

February 20, 2019

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints D. Bradley Childers, Douglas S. Aron and Stephanie C. Hildebrandt, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2019.

Signature	Title

/s/ D. BRADLEY CHILDERS	President and Chief Executive Officer, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Executive Officer)
D. Bradley Childers

/s/ DOUGLAS S. ARON	Senior Vice President and Chief Financial Officer, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Financial Officer)
Douglas S. Aron

/s/ DONNA A. HENDERSON	Vice President and Chief Accounting Officer, Archrock GP LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P. (Principal Accounting Officer)
Donna A. Henderson

/s/ STEPHANIE C. HILDEBRANDT	Senior Vice President, General Counsel and Secretary of Archrock GP, LLC, as General Partner of Archrock General Partner, L.P., as General Partner of Archrock Partners, L.P.
Stephanie C. Hildebrandt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Archrock Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archrock Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, on January 1, 2018, the Partnership changed the manner in which it accounts for revenue from contracts with customers due to the adoption of the new revenue standard. The Company adopted the new standard using the modified retrospective method.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 2019
We have served as the Partnership’s auditor since 2007.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$264	$8,078
Accounts receivable, trade, net of allowance of $1,253 and $1,296, respectively	80,606	67,714
Tax refund receivable	14,000	—
Derivative asset - current	3,185	186
Accrued interest on loan receivable due from Archrock	123	—
Total current assets	98,178	75,978
Property, plant and equipment	2,933,568	2,727,401
Accumulated depreciation	(1,042,182)	(953,325)
Property, plant and equipment, net	1,891,386	1,774,076
Intangible assets, net	45,839	60,747
Contract costs	32,220	—
Loan receivable due from Archrock	20,000	—
Other long-term assets	17,801	19,401
Total assets	$2,105,424	$1,930,202

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$10,646	$18,368
Accrued liabilities	10,129	7,597
Deferred revenue	9,577	1,299
Accrued interest	11,999	12,972
Due to Archrock, net	17,251	4,683
Derivative liability - current	—	134
Total current liabilities	59,602	45,053
Long-term debt	1,529,501	1,361,053
Other long-term liabilities	9,175	9,356
Total liabilities	1,598,278	1,415,462
Commitments and contingencies (Note 17)
Partners’ capital:
Common units: 70,231,036 and 70,310,590 issued, respectively	488,209	501,023
General partner units: 1,422,458 and 1,421,768 issued and outstanding, respectively	11,630	11,582
Accumulated other comprehensive income	7,307	4,476
Treasury units: 113,609 common units at December 31, 2017	—	(2,341)
Total partners’ capital	507,146	514,740
Total liabilities and partners’ capital	$2,105,424	$1,930,202

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Revenue	$612,358	$557,503	$562,360
Cost of sales (excluding depreciation and amortization)	244,576	229,355	209,411
Selling, general and administrative	70,030	82,035	79,717
Depreciation and amortization	136,757	143,848	153,741
Long-lived asset impairment	13,727	19,106	46,258
Restructuring charges	—	—	7,309
Interest expense, net	90,313	84,291	77,863
Debt extinguishment loss	—	291	—
Merger-related costs	2,718	1	—
Other income, net	(3,521)	(4,385)	(2,594)
Income (loss) before income taxes	57,758	2,961	(9,345)
Provision for income taxes	475	3,382	1,412
Net income (loss)	$57,283	$(421)	$(10,757)

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$57,283	$(421)	$(10,757)
Other comprehensive income:
Interest rate swap gain, net of reclassifications to earnings	2,604	8,207	1,388
Amortization of terminated interest rate swaps	227	439	—
Total other comprehensive income	2,831	8,646	1,388
Comprehensive income (loss)	$60,114	$8,225	$(9,369)

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for unit amounts)

	Partners’ Capital				Treasury Units		Accumulated Other Comprehensive Income (Loss)
	Common Units		General Partner Units
	$	Units	$	Units	$	Units		Total
Balance at January 1, 2016	$538,197	59,796,514	$17,151	1,209,562	$(1,794)	(74,888)	$(5,558)	$547,996
Issuance of common units for vesting of phantom units		70,560
Treasury units purchased					(98)	(11,907)		(98)
March 2016 Acquisition	1,799	257,000	37	5,205				1,836
Acquisition of a portion of Archrock's contract operations business	66,364	5,482,581	1,344	111,040				67,708
Issuance of general partner units			8	1,158				8
Contribution of capital, net	4,924		184					5,108
Cash distributions ($1.4275 per common unit)	(85,736)		(6,484)					(92,220)
Unit-based compensation expense	1,204							1,204
Comprehensive loss
Net loss	(10,544)		(213)					(10,757)
Interest rate swap gain, net of reclassifications to earnings							1,388	1,388
Balance at December 31, 2016	$516,208	65,606,655	$12,027	1,326,965	$(1,892)	(86,795)	$(4,170)	$522,173
Issuance of common units for vesting of phantom units		103,935
Treasury units purchased					(449)	(26,814)		(449)
Issuance of common units	60,291	4,600,000						60,291
Issuance of general partner units			1,307	94,803				1,307
Contribution (distribution) of capital, net	1,456		(176)					1,280
Cash distributions ($1.1400 per common unit)	(77,582)		(1,567)					(79,149)
Unit-based compensation expense	1,062							1,062
Comprehensive income
Net loss	(412)		(9)					(421)
Interest rate swap gain, net of reclassifications to earnings							8,207	8,207
Amortization of terminated interest rate swaps							439	439
Balance at December 31, 2017	$501,023	70,310,590	$11,582	1,421,768	$(2,341)	(113,609)	$4,476	$514,740
Issuance of common units for vesting of phantom units		53,091
Treasury units purchased					(250)	(19,036)		(250)
Issuance of general partner units			9	690				9
Contribution of capital, net	4,162		54					4,216
Distribution of capital - excess of fair market value of equipment purchased from Archrock over equipment sold to Archrock	(13,951)							(13,951)
Cash distributions ($0.9924 per common unit)	(69,731)		(1,412)					(71,143)
Unit-based compensation expense	314							314
Impact of adoption of Revenue Recognition Update	12,462		252					12,714
Impact of adoption of ASU 2017-12	375		8					383
Merger-related adjustments	(2,591)	(132,645)			2,591	132,645		—
Comprehensive income
Net income	56,146		1,137					57,283
Interest rate swap gain, net of reclassifications to earnings							2,604	2,604
Amortization of terminated interest rate swaps							227	227
Balance at December 31, 2018	$488,209	70,231,036	$11,630	1,422,458	$—	—	$7,307	$507,146
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$57,283	$(421)	$(10,757)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	136,757	143,848	153,741
Long-lived asset impairment	13,727	19,106	46,258
Amortization of deferred financing costs	5,881	5,624	4,492
Amortization of debt discount	1,410	1,325	1,245
Amortization of terminated interest rate swaps	227	439	—
Debt extinguishment loss	—	291	—
Interest rate swaps	(131)	2,183	1,590
Unit-based compensation expense	314	1,062	1,203
Provision for doubtful accounts	1,105	4,104	2,672
Gain on sale of property, plant and equipment	(3,200)	(4,262)	(3,585)
Loss on non-cash consideration in March 2016 Acquisition	—	—	635
Deferred income tax provision (benefit)	(29)	3,384	1,444
Amortization of contract costs	11,709	—	—
Deferred revenue recognized in earnings	(13,672)	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, trade	(20,371)	(1,919)	12,537
Contract costs	(27,612)	—	—
Other assets and liabilities	2,335	4,263	554
Deferred revenue	17,973	54	1,000
Net cash provided by operating activities	183,706	179,081	213,029
Cash flows from investing activities:
Capital expenditures	(287,349)	(179,319)	(62,345)
Proceeds from sale of property, plant and equipment	26,291	31,010	28,858
Proceeds from insurance	252	252	—
Payment for March 2016 Acquisition	—	—	(13,779)
(Borrowings to) repayments from Archrock, net	(20,000)	—	—
Net cash used in investing activities	(280,806)	(148,057)	(47,266)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	603,830	919,000	257,500
Repayments of long-term debt	(438,636)	(904,194)	(328,500)
Payments for debt issuance costs	(3,332)	(14,855)	(1,719)
(Payments for) proceeds from settlement of interest rate swaps that include financing elements	190	(1,785)	(3,058)
Distributions to unitholders	(71,143)	(79,149)	(92,220)
Net proceeds from issuance of common units	—	60,291	—
Net proceeds from issuance of general partner units	9	1,307	45
Purchases of treasury units	(250)	(449)	(98)
Increase (decrease) in amounts due to Archrock, net	(1,382)	(3,329)	2,032
Net cash provided by (used in) financing activities	89,286	(23,163)	(166,018)
Net increase (decrease) in cash	(7,814)	7,861	(255)
Cash at beginning of period	8,078	217	472
Cash at end of period	$264	$8,078	$217
Supplemental disclosure of cash flow information:
Cash paid for interest	$85,677	$76,002	$73,738
Income taxes refunded, net	(469)	(141)	(71)
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$10,646	$18,368	$2,934
Non-cash capital contribution from limited and general partner	2,720	5,247	1,163
Non-cash capital distribution to Archrock	(13,951)	—	—
Contract operations equipment acquired/exchanged, net	1,496	(3,967)	70,310

Non-cash consideration in March 2016 Acquisition	—	—	3,165
Common units issued in March 2016 Acquisition	—	—	1,799
Intangible assets allocated in contract operations acquisitions	—	—	1,147
Non-cash capital distribution due to contract operations acquisitions	—	—	(17,292)
Common units issued in contract operations acquisitions	—	—	85,112
General partner units issued in contract operations acquisitions	—	—	1,687

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

We are a Delaware limited partnership formed in June 2006. On April 26, 2018, Archrock completed the acquisition of all of our outstanding common units that it did not already own and, as a result, we became its wholly-owned subsidiary. See Note 10 (“Partners’ Capital”) for further details of the Merger.

We are a leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. Our business supports a must-run service that is essential to the production, processing, transportation and storage of natural gas. Our geographic diversity and large fleet of natural gas compression equipment enable us to provide reliable contract operations services to our customers throughout the U.S.

We operate in one segment solely within the U.S.

Significant Accounting Policies

Principles of Consolidation and Use of Estimates

The accompanying consolidated financial statements include us and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected as of the reporting date. Management believes that the estimates and assumptions used are reasonable.

Revenue Recognition

As a result of the Revenue Recognition Update adopted January 1, 2018, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

In our contract operations business, natural gas compression service revenue is recognized over time and revenue associated with billable maintenance on our natural gas compression equipment is recognized at a point in time. The timing of revenue recognition is impacted by contractual provisions for service availability guarantees of our compressor assets and re-billable costs associated with moving our compressor assets to a customer site. Under previous guidance, contract operations revenue was recognized when earned, which generally occurs monthly when the service is provided under our customer contracts.

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

During the years ended December 31, 2018, 2017 and 2016, Williams Partners accounted for approximately 14%, 16% and 17% of our revenue, respectively. Additionally, during the years ended December 31, 2018, 2017 and 2016, Anadarko accounted for 9%, 10% and 10%, respectively, of our revenue. No other single customer accounted for 10% or more of our revenue during these years. As of December 31, 2018, trade receivables outstanding from Anadarko and Williams Partners were 20% and 16%, respectively, of our total trade accounts receivable balance. As of December 31, 2017, trade receivables outstanding from Anadarko and Williams Partners were 13% and 22%, respectively, of our total trade accounts receivable balance.

Outstanding accounts receivable are reviewed regularly for non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. During the years ended December 31, 2018, 2017 and 2016, we recorded bad debt expense of $1.1 million, $4.1 million and $2.7 million, respectively.

Property, Plant and Equipment

Property, plant and equipment includes compression equipment that is recorded at cost and depreciated using the straight-line method over their estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful life for compression equipment is 15 to 30 years. Major improvements that extend the useful life of a compressor unit are capitalized and depreciated over the estimated useful life of the major improvement, up to seven years. Repairs and maintenance are expensed as incurred. When property, plant and equipment is sold, retired or otherwise disposed of, the gain or loss is recorded in other (income) loss, net.

Depreciation expense during the years ended December 31, 2018, 2017 and 2016 was $121.9 million, $127.9 million and $138.0 million, respectively.

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressor units from our active fleet, indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected from the use of the asset and its eventual disposition are less than its carrying amount. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value. Identifiable intangibles are amortized over the estimated useful life of the asset.

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

Income Taxes

As a partnership, all income, gains, losses, expenses, deductions and tax credits we generate generally flow through to our unitholders. However, some states impose an entity-level income tax on partnerships, including us. We account for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rate on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Hedging and Use of Derivative Instruments

We use derivative instruments to manage our exposure to fluctuations in the variable interest rate of the Credit Facility and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives is based on the income approach (discounted cash flow) using market observable inputs, including LIBOR forward curves. Changes in the fair value of the derivatives designated as cash flow hedges are recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, the same statement of operations line item to which the earnings effect of the hedged item is recorded. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction is no longer probable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

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

On January 1, 2018, we adopted ASU 2016-15 on a retrospective basis. ASU 2016-15 addresses diversity in practice and simplifies several elements of cash flow classification including how certain cash receipts and cash payments are classified in the statement of cash flows. As a result of the adoption of ASU 2016-15 we reclassified $0.3 million of insurance proceeds from net cash provided by operating activities to net cash used in investing activities in our consolidated statement of cash flows during the year ended December 31, 2017. There was no impact to our consolidated statement of cash flows during the year ended December 31, 2016.

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

The following tables summarize the impact of the application of the Revenue Recognition Update on our consolidated balance sheet and consolidated statements of operations (in thousands):

	December 31, 2018
Balance Sheet	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Assets
Accounts receivable, trade	$80,606	$80,291	$315
Contract costs	32,220	—	32,220

Liabilities
Accrued liabilities	$10,129	$9,833	$296
Deferred revenue	9,577	2,002	7,575
Other long-term liabilities	9,175	9,187	(12)

Equity
Common units	$488,209	$464,104	$24,105
General partner units	11,630	11,059	571

——————

(1)	Represents the impact of the Revenue Recognition Update on net income attributable to noncontrolling interest which was reclassed to additional paid-in capital pursuant to the Merger.

	December 31, 2018
Statement of Operations	As Reported	Balance Excluding the Impact of the Revenue Recognition Update	Effect of Change
Revenue	$612,358	$616,311	$(3,953)
Cost of sales (excluding depreciation and amortization)	244,576	258,808	(14,232)
Selling, general and administrative	70,030	71,701	(1,671)
Provision for income taxes	475	487	(12)
Net income (loss)	57,283	45,321	11,962

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

Leases

ASC Topic 842 Leases establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. ASC Topic 842 Leases is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach that involves recasting the comparative periods in the year of initial application is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain transition practical expedients available including an option not to apply the recognition requirements to short term leases. In July 2018 the FASB provided an optional transition method that would allow adoption of the standard as of the effective date without restating prior periods.

The July 2018 amendment also provided lessors with a practical expedient to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the Revenue Recognition Update and certain conditions are met. The amendment also provided clarification on whether ASC Topic 842 Leases or the Revenue Recognition Update is applicable to the combined component based on determination of the predominant component. An entity that elects the lessor practical expedient also should provide certain disclosures. We evaluated the impact of the July 2018 amendment on our contract operations services agreements and have concluded that the services nonlease component is predominant, which results in the ongoing recognition following the Revenue Recognition Update guidance.

In conjunction with our assessment of ASC Topic 842 Leases we established a cross-functional implementation team to identify our lease population and to assess changes to our internal control structure, business processes, systems and accounting policies necessary to implement the standard. Based on our review, we have determined that ASC Topic 842 Leases will not have an impact on our consolidated balance sheet or statement of operations because of the available practical expedients.

3. Revenue from Contracts with Customers

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

Year Ended December 31, 2018
0 - 1,000 horsepower per unit	$220,413
1,001 - 1,500 horsepower per unit	253,919
Over 1,500 horsepower per unit	135,322
Other (1)	2,704
Total revenue (2)	$612,358
——————

(1)	Primarily relates to fees associated with Partnership-owned non-compressor equipment.

(2)	Includes $5.9 million related to billable maintenance on Partnership-owned units that was recognized at a point in time. All other revenue is recognized over time.

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

As of December 31, 2018, we had $246.0 million of remaining performance obligations related to our contract compression service. This amount will be recognized through 2022 as follows (in thousands):

	2019	2020	2021	2022	Total
Remaining performance obligations	$174,962	$56,866	$12,699	$1,503	$246,030

Contract Balances

Contract operations services are generally billed monthly at the beginning of the month in which service is being provided. We recognize a contract asset when we have the right to consideration in exchange for goods or services transferred to a customer when the right is conditioned on something other than the passage of time. We recognize a contract liability when we have an obligation to transfer goods or services to a customer for which we have already received consideration. Freight billings to customers for the transport of compressor assets often result in a contract liability.

As of December 31, and January 1, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts were $78.6 million and $66.2 million, respectively. As of December 31, and January 1, 2018, our contract liabilities were $9.7 million and $5.4 million, respectively, which are included in deferred revenue and other long-term liabilities in our consolidated balance sheets. The increase in the contract liability balance during the year ended December 31, 2018 was due to the deferral of $18.0 million partially offset by $13.7 million recognized as revenue during the period, each primarily related to freight billings.

4. Business Acquisitions

November 2016 Contract Operations Acquisition

In November 2016, we completed the November 2016 Contract Operations Acquisition whereby we acquired from Archrock contract operations customer service agreements with 63 customers and a fleet of 262 compressor units used to provide compression services under those agreements comprising approximately 147,000 horsepower, or approximately 4% (of then-available horsepower), of the combined U.S. contract operations business of Archrock and us. At the acquisition date, the acquired fleet assets had a net book value of $66.6 million, net of accumulated depreciation of $55.6 million. Total consideration for the transaction was $85.0 million excluding transaction costs. In connection with the acquisition, we issued 5.5 million common units to Archrock and 111,040 general partner units to our General Partner. During the year ended December 31, 2016, we incurred transaction costs of $0.4 million related to this acquisition which is reflected in other income, net in our consolidated statement of operations.

In connection with this acquisition, we were allocated $1.1 million finite-life intangible assets associated with customer relationships of Archrock’s contract operations segment. The amounts allocated were based on the ratio of the fair value of the net assets transferred to us to the total fair value of Archrock’s contract operations segment. These intangible assets are being amortized through 2024 based on the present value of income expected to be realized from these intangible assets.

Because we and Archrock are considered entities under common control, GAAP requires that we record the assets acquired and liabilities assumed from Archrock using Archrock’s historical cost basis in the assets and liabilities. The difference between the historical cost basis of the assets acquired and liabilities assumed and the purchase price is treated as either a capital contribution or distribution. As a result, we recorded a capital distribution of $17.3 million for the November 2016 Contract Operations Acquisition during the year ended December 31, 2016.

An acquisition of a business from an entity under common control is generally accounted for under GAAP by the acquirer with retroactive application as if the acquisition date was the beginning of the earliest period included in the financial statements. Retroactive effect to the November 2016 Contract Operations Acquisition was impracticable because such retroactive application would have required significant assumptions in a prior period that cannot be substantiated. Accordingly, our financial statements include the assets acquired, liabilities assumed, revenue and direct operating expenses associated with the acquisition beginning on the date of the acquisition. However, the preparation of pro forma financial information allows for certain assumptions that do not meet the standards of financial statements prepared in accordance with GAAP.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the year ended December 31, 2016 has been included to give effect to the assets acquired in the November 2016 Contract Operations Acquisition. The November 2016 Contract Operations Acquisition is presented below as though this transaction occurred as of January 1, 2015. The unaudited pro forma financial information reflects the following:

•	our acquisition of certain contract operations customer service agreements, compression equipment and identifiable intangible assets from Archrock; and

•	our issuance of 5.5 million common units to Archrock and 111,040 general partner units to our General Partner.

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

The following table shows pro forma financial information for the year ended December 31, 2016 (in thousands, except per unit amount):

Year ended December 31, 2016
Revenue	$589,494
Net income	552
Basic and diluted income per common unit	—

March 2016 Acquisition

In March 2016, we completed the March 2016 Acquisition whereby we acquired contract operations customer service agreements with four customers and a fleet of 19 compressor units used to provide compression services under those agreements comprising approximately 23,000 horsepower. The $18.8 million purchase price was funded with $13.8 million in borrowings under our Former Credit Facility, a non-cash exchange of 24 compressor units for $3.2 million and the issuance of 257,000 common units for $1.8 million. In connection with this acquisition, we issued and sold 5,205 general partner units to our General Partner in order to maintain its approximate 2% general partner interest in us. During the year ended December 31, 2016, we incurred transaction costs of $0.2 million related to the March 2016 Acquisition which is reflected in other income, net in our consolidated statement of operations.

We accounted for the March 2016 Acquisition using the acquisition method which requires, among other things, assets acquired to be recorded at their fair value on the acquisition date. The following table summarizes the purchase price allocation based on estimated fair values of the acquired assets as of the acquisition date (in thousands):

Fair Value
Property, plant and equipment	$14,929
Intangible assets	3,839
Purchase price	$18,768

The acquired property, plant and equipment primarily consisted of compressor units that will be depreciated on a straight-line basis over an estimated average remaining useful life of 15 years.

The amount of acquired finite-life intangible assets and their average useful lives were determined based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows and consisted of the following (dollars in thousands):

	Amount	Average Useful Life
Contract-based intangible assets	$3,839	2.3 years

The results of operations attributable to the assets acquired in the March 2016 Acquisition have been included in our consolidated financial statements since the date of acquisition.

Pro forma financial information is not presented for the March 2016 Acquisition as it is immaterial to our reported results.

5. Related Party Transactions

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

On April 26, 2018, Archrock terminated its credit facility and repaid the $63.2 million in outstanding borrowings and accrued and unpaid interest and fees under the Archrock credit facility with a borrowing under the Revolving Loan Agreement. See Note 9 (“Long-Term Debt”) and Note 10 (“Partners’ Capital”) for further details of our pay down of the Archrock credit facility and the Merger, respectively.

At December 31, 2018, the balance of outstanding borrowings under the Revolving Loan Agreement was $20.0 million. During the year ended December 31, 2018, we recorded $1.8 million of interest income earned on loans to Archrock under the Revolving Loan Agreement which was included in interest expense, net in our consolidated statements of operations.

Omnibus Agreement

Our Omnibus Agreement provides for, among other things:

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

Non-competition

Under the Omnibus Agreement, subject to the provisions described below, Archrock has agreed not to offer or provide contract operations services to our contract operations services customers that are not also contract operations services customers of Archrock. Similarly, we have agreed not to offer or provide such services to Archrock’s contract operations services customers that are not also our contract operations services customers.

Some of our customers are also Archrock’s contract operations services customers, which we refer to as overlapping customers. We and Archrock have agreed, subject to the exceptions described below, not to provide compression services to an overlapping customer at any site at which the other was providing such services to an overlapping customer on the date of the most recent Omnibus Agreement, such sites being referred to as a “Partnership Site” or an “Archrock Site,” respectively. Pursuant to the Omnibus Agreement, if an overlapping customer requests contract operations services at a Partnership Site or an Archrock Site, whether in addition to or in replacement of the contract operations services or equipment existing at such site on the date of the most recent Omnibus Agreement, we may provide those services if such overlapping customer is a Partnership customer and Archrock will be entitled to provide such services if such overlapping customer is an Archrock customer. Otherwise, any contract operations services provided to a Partnership customer will be provided by us and any such services provided to an Archrock customer will be provided by Archrock.

Archrock also has agreed that new customers for contract operations services are for our account unless the new customer is unwilling to contract with us under our form of contract operations services agreement. In that case, Archrock may provide services to the new customer. A customer that is a customer only through the lease-takeover of contracts from an existing customer of either Archrock or ourselves is considered a new customer if it requests additional contract operations services in its own name. If we or Archrock enter into a contract operations services contract with a new customer, either we or Archrock, as applicable, will receive the protection of the applicable non-competition arrangements described above in the same manner as if such new customer had been a contract operations services customer of either us or Archrock on the date of the Omnibus Agreement.

Indemnification for Environmental and Other Liabilities

Under the Omnibus Agreement, Archrock has agreed to indemnify us, for a three-year period following each applicable asset acquisition from Archrock, against certain potential environmental claims, losses and expenses associated with the ownership and operation of the acquired assets that occur before the acquisition date. Archrock’s maximum liability for environmental indemnification obligations under the Omnibus Agreement cannot exceed $5.0 million and Archrock will not have any obligation under the environmental or any other indemnification until our aggregate losses exceed $250,000. Archrock will have no indemnification obligations with respect to environmental claims made as a result of additions to or modifications of environmental laws promulgated after such acquisition date. We have agreed to indemnify Archrock against environmental liabilities occurring on or after the applicable acquisition date related to our assets to the extent Archrock is not required to indemnify us.

Additionally, Archrock will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Archrock for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Archrock indemnification obligations. For the years ended December 31, 2018, 2017 and 2016, there were no requests for indemnification by either party.

Common Control Transactions

Transactions between us and Archrock and its affiliates are transactions between entities under common control. Under GAAP, transfers of assets and liabilities between entities under common control are to be initially recorded on the books of the receiving entity at the carrying value of the transferor. Any difference between consideration given and the carrying value of the assets or liabilities received is treated as a capital distribution or contribution.

Lease and Sale of Compression Equipment with Archrock

If Archrock determines in good faith that we or Archrock’s contract operations services business needs to lease or sell compression equipment between Archrock and us, the Omnibus Agreement permits such transactions if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing contract operations services contract or incur any unreimbursed costs. As consideration for the lease of compression equipment the transferee will agree to lease such compression equipment from the transferor. As consideration for the sale of compression equipment, the transferee will make a distribution to or receive a contribution from the transferor in an amount equal to the net book value of the compression equipment sold.

Leases

The following table summarizes the aggregate cost and accumulated depreciation of equipment on lease to and from Archrock (in thousands):

	December 31,
	2018	2017
Equipment on lease to Archrock
Aggregate cost	$3,824	$3,560
Accumulated depreciation	164	272

Equipment on lease from Archrock
Aggregate cost	$5,040	$224
Accumulated depreciation	2,659	34

The following table summarizes the revenue from Archrock related to the lease of our compression equipment and the cost of sales related to the lease of Archrock compression equipment (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue	$1,440	$708	$123
Cost of sales	2,797	1,008	270

Sales

The following table summarizes compressor unit sales activity between Archrock and us (dollars in thousands):

	Year Ended December 31, 2018
	Sold to Archrock	Purchased from Archrock
Compressor units	85	184
Horsepower	53,624	107,431
Net book value	$38,441	$39,937

During the year ended December 31, 2018, we recorded a capital contribution of $1.5 million related to the difference in net book value of the compression equipment sold to and acquired from Archrock. In addition, in accordance with the Omnibus Agreement, we recorded a capital distribution of $14.0 million which represented the net excess of the fair market value of the equipment purchased from Archrock over the equipment sold to Archrock. No customer contracts were included in these sales.

Exchanges

The TCJA made significant changes to the determination of partnership taxable income that included the cessation of like-kind exchange treatment for exchanges of tangible personal property. In accordance with this change, we no longer perform such exchanges as of January 1, 2018. The following table summarizes the like-kind exchange activity between Archrock and us in 2017 and 2016 prior to the enactment of the TCJA (dollars in thousands):

	Transferred to Archrock		Transferred from Archrock
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Compressor units	249	462	251	339
Horsepower	156,600	205,000	145,000	154,000
Net book value	$78,856	$92,382	$74,874	$96,216

During the years ended December 31, 2017 and 2016, we recorded capital distributions of $4.0 million and capital contributions of $3.8 million, respectively, related to the differences in net book value of exchanged compression equipment. No customer contracts were included in the exchanges.

Transfer of Overhauls

During the years ended December 31, 2018, 2017 and 2016, Archrock contributed to us $2.9 million, $5.2 million and $1.2 million, respectively, related to the completion of overhauls on compression equipment that was sold to us during 2018 or exchanged with us during 2017 and 2016 and where the overhauls were in progress on the date of the sale or exchange.

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

Included in our cost of sales during the years ended December 31, 2018, 2017 and 2016 were $14.1 million, $17.3 million and $4.8 million, respectively, of indirect costs incurred by Archrock. Included in SG&A during the years ended December 31, 2018, 2017 and 2016 were $66.6 million, $68.7 million and $68.8 million, respectively, of indirect costs incurred by Archrock.

6. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized costs include commissions paid to our sales force to obtain contract operations contracts. As of December 31, and January 1, 2018, we recorded contract costs of $3.6 million and $2.0 million, respectively, associated with sales commissions.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Capitalized costs incurred to fulfill our customer contracts include freight charges to transport compressor assets before transferring services to the customer and mobilization activities associated with our contract operations services. As of December 31, and January 1, 2018, we recorded contract costs of $28.6 million and $14.3 million, respectively, associated with freight and mobilization.

Contract operations costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 36 months based on average contract term, including anticipated renewals. We assess periodically whether the 36-month estimate fairly represents the average contract term and adjust as appropriate. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the year ended December 31, 2018, we amortized $1.3 million related to commissions and $10.4 million related to freight and mobilization. During the year ended December 31, 2018, there were no impairment losses recorded in relation to the costs capitalized.

7. Intangible Assets, net

Intangible assets include customer relationships and contracts associated with various business and asset acquisitions. The acquired intangible assets were recorded at fair value determined as of the acquisition date. For those intangible assets related to customer relationships acquired from Archrock, amounts were allocated to us based on the ratio of the fair value of the net assets transferred to us to the total fair value of Archrock’s contract operations business. Our intangible assets are being amortized over the period we expect to benefit from the assets. Intangible assets, net consisted of the following (in thousands):

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related (9-25 year life)	$56,707	$(25,908)	$56,707	$(22,713)
Contract based (5-7 year life)	64,556	(49,516)	68,395	(41,642)
Intangible assets	$121,263	$(75,424)	$125,102	$(64,355)

Amortization of intangible assets totaled $14.9 million, $15.9 million and $15.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2019	$11,623
2020	8,286
2021	3,541
2022	2,472
2023	2,334
Thereafter	17,583
Total	$45,839

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued income and other taxes (1)	$6,187	$5,675
Accrued other liabilities	3,942	1,922
Accrued liabilities	$10,129	$7,597
——————

(1)	Represents accruals for taxes including ad valorem tax, sales tax and use tax.

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2018	2017
Credit Facility	$839,500	$674,306

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(1,789)	(2,523)
Less: Deferred financing costs, net of amortization	(2,311)	(3,338)
	345,900	344,139

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(2,766)	(3,441)
Less: Deferred financing costs, net of amortization	(3,133)	(3,951)
	344,101	342,608
Long-term debt	$1,529,501	$1,361,053

Credit Facility

The Credit Facility will mature on March 30, 2022, except that if any portion of our 6% senior notes due April 2021 are outstanding as of December 2, 2020, it will instead mature on December 2, 2020. In March 2017, we incurred $14.9 million in transaction costs related to the formation of the Credit Facility which were included in other long-term assets in our consolidated balance sheets and are being amortized over the term of the facility. Concurrent with entering into the Credit Facility, we terminated our Former Credit Facility, and all commitments under the facility, and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. As a result of the termination, we expensed $0.6 million of unamortized deferred financing costs, which were included in interest expense in our consolidated statements of operations, and recorded a debt extinguishment loss of $0.3 million.

On February 23, 2018, we amended the Credit Facility to, among other things:

•
increase the maximum Total Debt to EBITDA ratios, as defined in the Credit Facility agreement (see below for the revised ratios), effective as of the execution of Amendment No. 1 on February 23, 2018; and

•	effective upon completion of the Merger on April 26, 2018:

–	increase the aggregate revolving commitment from $1.1 billion to $1.25 billion;

–	increase the amount available for the issuance of letters of credit from $25.0 million to $50.0 million;

–	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions;

–	name Archrock Services, L.P., one of our subsidiaries, as a borrower under our Credit Facility and certain of our other subsidiaries as loan guarantors; and

–	amend the definition of “Borrowing Base” to include certain assets of ours and our subsidiaries.

We incurred $3.3 million in transaction costs related to Amendment No. 1 which were included in other long-term assets in our consolidated balance sheet and are being amortized over the term of the Credit Facility.

Subject to certain conditions, including the approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. Portions of the Credit Facility up to $50.0 million will be available for the issuance of swing line loans.

The Credit Facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 3.25% and (ii) in the case of base rate loans, from 1.00% to 2.25%. The base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%. At December 31, 2018, the applicable margin on amounts outstanding was 2.7%. The weighted average annual interest rate at December 31, 2018 and 2017 on the outstanding balance under the facility, excluding the effect of interest rate swaps, was 5.4% and 4.8%, respectively.

Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility in an amount, depending on our leverage ratio, ranging from 0.375% to 0.50%. We incurred $2.1 million, $2.1 million and $1.4 million in commitment fees on the daily unused amount of our facilities during the years ended December 31, 2018, 2017 and 2016, respectively.

Our Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressor units. The largest component is eligible compressor units. Borrowings under the Credit Facility are secured by substantially all of our personal property assets and our Significant Domestic Subsidiaries (as defined in our Credit Facility agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in our Credit Facility agreement).

Our Credit Facility agreement contains various covenants including, but not limited to, restrictions on the use of proceeds from borrowings and limitations on our ability to incur additional indebtedness, engage in transactions with affiliates, merge or consolidate, sell assets, make certain investments and acquisitions, make loans, grant liens, repurchase equity and pay distributions. Our Credit Facility agreement also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date we have cash and cash equivalents (other than proceeds from a debt or equity issuance received in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility agreement) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under our Credit Facility.

We must maintain the following consolidated financial ratios, as defined in our Credit Facility agreement:

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

A material adverse effect on our assets, liabilities, financial condition, business or operations that, taken as a whole, impacts our ability to perform its obligations under the Credit Facility agreement, could lead to a default under that agreement. A default under one of our debt agreements would trigger cross-default provisions under our other debt agreements, which would accelerate our obligation to repay our indebtedness under those agreements. As of December 31, 2018, we were in compliance with all financial covenants under the Credit Facility.

As of December 31, 2018, we had $15.2 million outstanding letters of credit under the Credit Facility and undrawn capacity of $395.3 million. As a result of the ratio requirements above, $391.6 million of the $395.3 million of undrawn capacity was available for additional borrowings as of December 31, 2018. As of December 31, 2018, we were in compliance with all covenants under the Credit Facility agreement.

During the year ended December 31, 2016, we incurred transaction costs of $1.7 million and expensed $0.4 million of unamortized deferred financing costs related to an amendment to the Former Credit Facility which were reflected in other long-term assets in our consolidated balance sheet and interest expense in our consolidated statement of operations, respectively.

Notes

The Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of our 6% Senior Notes due April 2021) and certain of our future subsidiaries. The Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. Archrock Partners Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the Notes. Because we have no independent operations, the guarantees are full and unconditional (subject to customary release provisions) and constitute joint and several obligations of our subsidiaries other than Archrock Partners Finance Corp. and as a result, we have not included consolidated financial information of our subsidiaries.

6% Senior Notes Due April 2021

In March 2013, we issued $350.0 million aggregate principal amount of 6% senior notes due April 2021. These notes were issued at an original issuance discount of $5.5 million, which is being amortized at an effective interest rate of 6.25% over their term. In January 2014, holders of these notes exchanged their notes for registered notes with the same terms.

We may redeem all or a part of these notes at redemption prices (expressed as percentages of principal amount) equal to 101.5% for the 12-month period beginning on April 1, 2018 and 100.0% for the 12-month period beginning on April 1, 2019 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date.

6% Senior Notes Due October 2022

In April 2014, we issued $350.0 million aggregate principal amount of 6% senior notes due October 2022. These notes were issued at an original issuance discount of $5.7 million, which is being amortized at an effective interest rate of 6.25% over their term. In February 2015, holders of these notes exchanged their notes for registered notes with the same terms.

On or after April 1, 2018, we may redeem all or a part of these notes at redemption prices (expressed as percentages of principal amount) equal to 103.0% for the 12-month period beginning on April 1, 2018, 101.5% for the 12-month period beginning on April 1, 2019 and 100.0% for the 12-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date.

Long-Term Debt Maturity Schedule

Contractual maturities of long-term debt, excluding interest to be accrued, at December 31, 2018 were as follows (in thousands):

2019	$—
2020	—
2021 (1)	350,000
2022 (1)	1,189,500
2023	—
Total debt (1)	$1,539,500

——————

(1)
Includes the full face value of the Notes and has not been reduced by the aggregate unamortized discount of $4.6 million and the aggregate unamortized deferred financing costs of $5.4 million as of December 31, 2018.

10. Partners’ Capital

Merger Transaction

On April 26, 2018, Archrock completed the acquisition of all of our outstanding common units that it did not already own and, as a result, we became its wholly-owned subsidiary. With the closing of the Merger, Archrock issued 57.6 million shares of its common stock at a fixed exchange ratio of 1.40 shares for each of the 41.2 million common units not owned by Archrock prior to the Merger. Additionally, all outstanding treasury units were retired and our incentive distribution rights, all of which were previously owned by Archrock prior to the Merger, were canceled and ceased to exist. As a result of the Merger, our common units are no longer publicly traded. Our Notes were not impacted by the Merger and remain outstanding.

Prior to the Merger, public unitholders held a 57% ownership interest in us and Archrock owned our remaining equity interests, including 29,064,637 common units and 1,422,458 general partner units, collectively representing a 43% interest.

Capital Offering

In August 2017, we sold, pursuant to a public underwritten offering, 4,600,000 common units, including 600,000 common units, pursuant to an over-allotment option. We received net proceeds of $60.3 million after deducting underwriting discounts, commissions and offering expenses, which we used to repay borrowings outstanding under our Credit Facility. In connection with this sale and as permitted under our Partnership Agreement, we sold 93,163 general partner units to our General Partner so it could maintain its 2% general partner interest in us. We received net proceeds of $1.3 million from the General Partner contribution.

Cash Distributions

As of the closing of the Merger, any distributions are paid to Archrock as the owner of all outstanding common and general partner units. Prior to the Merger, we made cash distributions of available cash (as defined in our Partnership Agreement) from operating surplus in the following manner:

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

On January 29, 2019, our board of directors declared a quarterly distribution of $0.2400 per common unit that was paid on February 13, 2019.

11. Unit-Based Compensation

During the years ended December 31, 2018, 2017 and 2016, we recognized $0.3 million, $1.1 million and $1.2 million of unit-based compensation expense, respectively, which excludes unit-based compensation expense that was charged back to Archrock of $0.1 million, $0.5 million and $0.6 million, respectively.

Long-Term Incentive Plan

In April 2017, we adopted the 2017 LTIP to provide for the benefit of the employees, directors and consultants of us, Archrock and our respective affiliates. The 2006 LTIP expired in 2016 and, as such, no further grants have been or can be made under that plan following expiration. Previous grants made under the 2006 LTIP continue to be governed by the 2006 LTIP and the applicable award agreements. Because we grant phantom units to non-employees, we are required to remeasure the fair value of these phantom units, which is based on the fair value of our common units, each period and record a cumulative adjustment of the expense previously recognized. During the years ended December 31, 2018, 2017 and 2016, we recorded an immaterial adjustment to SG&A expense related to the fair value remeasurement of phantom units. Phantom units granted under the 2017 and 2006 LTIP may include nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions are paid on common units. Phantom units granted generally vest one-third per year on dates as specified in the applicable award agreements subject to continued service through the applicable vesting date. During the year ended December 31, 2018, 53,091 phantom units vested with a weighted average grant date fair value per unit of $11.24.

Pursuant to the Merger, all outstanding phantom units previously granted under the 2017 and 2006 Partnership LTIP were converted into comparable awards based on Archrock’s common shares. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into Archrock restricted stock units. See Note 10 (“Partners’ Capital”) for further details of the Merger. Each Archrock restricted stock unit will be subject to the same vesting, forfeiture and other terms and conditions applicable to the converted Partnership phantom units.

12. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Partnership Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

At December 31, 2018, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates (in millions):

Expiration Date	Notional Value
May 2019	$100
May 2020	100
March 2022	300
$500

The counterparties to our derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no specific collateral posted for our derivative instruments.

We have designated these interest rate swaps as cash flow hedging instruments and so any change in their fair value is recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, net, the same statement of operations line item to which the earnings effect of the hedged item is recorded. Cash flows from derivatives designated as hedges are classified in our consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities.

We expect the hedging relationship to be highly effective as the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. Prior to adoption of ASU 2017-12, we performed quarterly calculations to determine whether the swap agreements continued to be highly effective at achieving offsetting changes in cash flows attributable to the hedged risk. Upon adoption of ASU 2017-12, we perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $3.2 million of the deferred gain attributable to interest rate swaps included in accumulated other comprehensive income (loss) at December 31, 2018 will be reclassified into earnings as interest income at then-current values during the next 12 months as the underlying hedged transactions occur.

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

As of December 31, 2018, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our consolidated balance sheets (in thousands):

	Fair Value Asset (Liability)
	December 31, 2018	December 31, 2017
Derivative asset - current	$3,185	$186
Other long-term assets	4,122	4,490
Derivative liability - current	—	(134)
	$7,307	$4,542

The following tables present the effect of our derivative instruments designated as cash flow hedging instruments on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Pre-tax gain (loss) recognized in other comprehensive income (loss)	$3,512	$5,553	$(3,069)
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense, net	681	(3,093)	(4,457)

Year Ended December 31, 2018
Total amount of interest expense, net in which the effects of cash flow hedges are recorded	$90,313
Amount of gain reclassified from accumulated other comprehensive income into interest expense, net	1,283

See Note 1 (“Organization and Summary of Significant Accounting Policies”) and Note 13 (“Fair Value Measurements”) for further details on our derivative instruments.

13. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swaps are valued based on the income approach (discounted cash flow) using market observable inputs, including LIBOR forward curves. These fair value measurements are classified as Level 2.

The following table presents our interest rate swaps asset and liability measured at fair value on a recurring basis, with pricing levels as of the date of valuation (in thousands):

	December 31,
	2018	2017
Interest rate swaps asset	$7,307	$4,676
Interest rate swaps liability	—	(134)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the years ended December 31, 2018 and 2017, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $1.0 million and $1.8 million at December 31, 2018 and 2017, respectively. See Note 14 (“Long-Lived Asset Impairment”) for further details.

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

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	December 31,
	2018	2017
Carrying amount of fixed rate debt (1)	$690,001	$686,747
Fair value of fixed rate debt	674,000	702,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 9 (“Long-Term Debt”).

14. Long-Lived Asset Impairment

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

The following table presents the results of our impairment review (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Idle compressor units retired from the active fleet	170	230	430
Horsepower of idle compressor units retired from the active fleet	57,000	71,000	155,000
Impairment recorded on idle compressor units retired from the active fleet	$13,727	$17,959	$42,460
Additional impairment recorded on available-for-sale compressor units previously culled	$—	$—	$3,798

In addition to the impairment discussed above, $1.1 million of property, plant and equipment, including 5,000 horsepower of idle compressor units, was impaired during the year ended December 31, 2017 as the result of physical asset observations and other events that indicated the assets’ carrying values were not recoverable.

15. Restructuring Charges

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

16. Income Taxes

Tax Cuts and Jobs Act

In December 2017, the TCJA was enacted and significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA included a number of U.S. tax law changes which impact us. For U.S. federal income tax purposes we are treated as a partnership and are not subject to U.S. federal income tax at the entity level. As such, the corporate tax rate change is not applicable to us and no remeasurement of our deferred tax liabilities was necessary.

Current and Deferred Tax Provision

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. However, certain states impose an entity-level income tax on partnerships.

The provision for state income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current tax provision:
State	$504	$(2)	$(32)
Total current	504	(2)	(32)

Deferred tax provision:
State	(29)	3,384	1,444
Total deferred	(29)	3,384	1,444

Provision for income taxes	$475	$3,382	$1,412

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. During the year ended December 31, 2017, we released our entire $2.5 million deferred state tax liability due to the remeasurement of our uncertain tax positions. No new temporary differences arose in the year ended December 31, 2018 that required a deferred income tax balance be recorded due to our uncertain tax position.

Unrecognized Tax Benefit

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$6,902	$1,882	$1,962
Additions based on tax positions related to current year	1,544	1,625	121
Additions based on tax positions related to prior years (1)	(20)	3,395	—
Reductions based on lapse of statute of limitations	(702)	—	—
Reductions based on settlement payments to (refunds from) government authorities	(1,084)	—	(201)
Ending balance	$6,640	$6,902	$1,882
——————

(1)	Appellate court decisions during the year ended December 31, 2017 required us to remeasure certain of our uncertain tax positions and increase our unrecognized tax benefit for these positions in 2017.

We had $6.6 million, $6.9 million and $1.9 million of unrecognized tax benefits at December 31, 2018, 2017 and 2016, respectively, of which $3.3 million, $3.6 million and $1.9 million, respectively, would affect the effective tax rate if recognized.

We recorded $1.2 million, $1.0 million and $0.1 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions during the years ended December 31, 2018, 2017 and 2016, respectively, in our consolidated balance sheets. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense. During the years ended December 31, 2018, 2017 and 2016, we recorded $0.2 million, $0.9 million, and $0.1 million, respectively, of potential interest expense and penalties in our consolidated statements of operations.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. U.S. federal and state income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remain subject to examination by various states for up to one year after formal notification to the states. We are currently involved in one state audit. During 2018 and 2016, we settled certain audits which resulted in refunds of $0.6 million and $1.2 million, respectively, and reductions of previously-accrued uncertain tax benefits of $1.1 million and $0.2 million, respectively.

As of December 31, 2018, we believe $1.2 million of our unrecognized tax benefits will be reduced prior to December 31, 2019 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from this estimate.

U.S. Federal Tax Considerations

The following table reconciles net loss to our U.S. federal partnership taxable income (loss) (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$57,283	$(421)	$(10,757)
Book/tax depreciation and amortization adjustment	(133,735)	(179,330)	(289,694)
Book/tax long-lived asset impairment	13,727	19,107	46,258
Book/tax adjustment for unit-based compensation expense	314	835	978
Book/tax adjustment for interest rate swap terminations	955	2,410	364
Other temporary differences	9,761	(13,781)	(5,390)
Other permanent differences	2,708	3,422	1,796
U.S. federal partnership taxable loss	$(48,987)	$(167,758)	$(256,445)

The following allocations and adjustments (which are not reflected in the reconciliation because they do not affect our total taxable income) may affect the amount of taxable income or loss allocated to a unitholder:

•
IRC Section 704(c) Allocations. We make special allocations under IRC Section 704(c) to eliminate the disparity between a unitholder’s U.S. GAAP capital account (credited with the fair market value of contributed property or the investment) and tax capital account (credited with the investor’s tax basis). The effect of such allocations will be to either increase or decrease a unitholder’s share of depreciation, amortization and/or gain or loss on the sale of assets.

•
IRC Section 743(b) Basis Adjustments. Because we have made the election provided by IRC Section 754, we adjust each unitholder’s basis in our assets (inside basis) pursuant to IRC Section 743(b) to reflect their purchase price (outside basis). The Section 743(b) adjustment belongs to a particular unitholder and not to other unitholders. Basis adjustments such as this give rise to income and deductions by reference to the portion of each transferee unitholder’s purchase price attributable to each of our assets. The effect of such adjustments will be to either increase or decrease a unitholder’s share of depreciation, amortization and/or gain or loss on sale of assets.

•
Gross Income and Loss Allocations. To maintain the uniformity of the economic and tax characteristics of our units, we will sometimes make a special allocation of income or loss to a unitholder. Any such allocations of income or loss will decrease or increase, respectively, our distributive taxable income.

The net tax basis in our assets and liabilities is less than the reported amounts on the financial statements by approximately $700 million as of December 31, 2018.

17. Commitments and Contingencies

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2018 and 2017, we accrued $3.2 million and $1.6 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

During the fourth quarter of 2018, we settled certain sales and use tax audits which resulted in us recording a $10.5 million net benefit in our consolidated statement of operations. This net benefit was reflected as a decrease of $1.8 million, $8.2 million and $0.1 million to cost of sales (excluding depreciation and amortization), SG&A and interest expense, respectively, and an increase to other income, net of $0.4 million. As of December 31, 2018, these settlements are reflected on the consolidated balance sheet as a $14.0 million tax refund receivable offset by $3.1 million and $0.4 million recorded to due to Archrock, net and accrued liabilities, respectively.

Litigation and Claims

In the ordinary course of business, we are involved in various pending or threatened legal actions. While management is unable to predict the ultimate outcome of these actions, it believes that any ultimate liability arising from any of these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to Archrock. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position and results of operations.

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

On November 16, 2018, the Texas Supreme Court issued decisions for the two remaining cases pending review, EXLP Leasing LLC & EES Leasing LLC v. Loving County Appraisal District and EES Leasing LLC & EXLP Leasing LLC v. Ward County Appraisal District. These decisions affirmed the Galveston Central Appraisal District decision and clarified that the Heavy Equipment Statutes apply to the compressors. These decisions have effectively concluded all litigation.

As a result of the rulings on the Heavy Equipment litigation thus far, all counties in which we filed petitions for review have removed our compressors from their 2018 property rolls. As of December 31, 2018, many of the petitions that we filed for tax years 2012-2017 have been closed and the remaining pending petitions are in the process of being closed.

18. Selected Quarterly Financial Data (Unaudited)

In management’s opinion, the summarized quarterly financial data below (in thousands) contains all appropriate adjustments, all of which are normally recurring adjustments, considered necessary to present fairly our financial position and results of operations for the respective periods.

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$147,002	$150,866	$154,033	$160,457
Gross profit (1)	57,206	56,683	57,899	60,418
Long-lived asset impairment	3,066	3,846	3,673	3,142
Merger-related costs	1,376	1,340	2	—
Net income (loss)	10,290	10,481	12,613	23,899

	March 31, 2017 (2)	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$137,295	$138,255	$140,191	$141,762
Gross profit (1)	41,909	48,880	40,420	49,901
Long-lived asset impairment	6,210	3,081	5,368	4,447
Net income (loss)	(4,316)	5,275	(4,013)	2,633
——————

(1)	Defined as revenue less cost of sales, direct depreciation and amortization and long-lived asset impairment charges.

(2)	In the first quarter of 2017, we recorded $0.3 million of debt extinguishment loss (see Note 9 (“Long-Term Debt”)).

ARCHROCK PARTNERS, L.P.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet:
December 31, 2018	$1,296	$1,105	$1,148	$1,253
December 31, 2017	1,398	4,104	4,206	1,296
December 31, 2016	2,463	2,672	3,737	1,398
——————

(1)	Uncollectible accounts written off.

S-1