Form 10-Q
period 2019-03-31
Archrock Partners, L.P.
filed 2019-04-30
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

At April 29, 2019, the registrant’s common equity consisted of 70,231,036 common units, all of which were held indirectly by Archrock, Inc.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2018 Form 10-K	Archrock Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2018
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
6% Notes	$350.0 million of 6% senior notes due April 2021 and $350 million of 6% senior notes due October 2022, collectively
Amendment No. 1	Amendment No. 1 to Credit Agreement dated February 23, 2018, which amended that certain Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Archrock
Prior to the Merger: Archrock, Inc., individually and together with its wholly-owned subsidiaries

Subsequent to the Merger: Archrock, Inc., individually and together with its wholly-owned subsidiaries, excluding the Partnership

ASC 842 Leases
Accounting Standards Codification Topic 842 Leases as promulgated by Accounting Standards Update No. 2016-02 Leases (Topic 842) and further updated by Accounting Standards Updates No. 2018-11 Leases (Topic 842): Targeted Improvements and 2019-01 Leases (Topic 842) — Codification Improvements

ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-13	Accounting Standards Update No. 2018-13 Fair Value Measurement (Topic 820) — Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement
Credit Facility	$1.25 billion asset-based revolving credit facility due March 2022, as amended by Amendment No. 1
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
General Partner	Archrock General Partner, L.P., the Partnership’s general partner, and an indirect, wholly-owned subsidiary of Archrock
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
Partnership’s Fifth Amended and Restated Omnibus Agreement with certain Archrock entities, dated as of April 26, 2018, which governs various services and transactions that may occur between the Partnership and Archrock

Partnership, we, our, us	Archrock Partners, L.P., together with its subsidiaries
Revenue Recognition Update	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) and additional related standards updates
Revolving Loan Agreement	Agreement dated April 26, 2018 among the Partnership and Archrock under which the Partnership may make loans to Archrock
ROU	Right-of-use, as related to the new lease model under ASC 842 Leases
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
U.S.	United States of America

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements including, without limitation, statements regarding the effects of the Merger; the Partnership’s business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; anticipated cost savings; future revenue and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2018 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following risks and uncertainties:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$183	$264
Accounts receivable, trade, net of allowance of $965 and $1,253, respectively	81,119	80,606
Tax refund receivable	—	14,000
Derivative asset	2,428	3,185
Other current assets	109	123
Total current assets	83,839	98,178
Property, plant and equipment	3,054,144	2,933,568
Accumulated depreciation	(1,066,098)	(1,042,182)
Property, plant and equipment, net	1,988,046	1,891,386
Intangible assets, net	42,371	45,839
Contract costs, net	33,606	32,220
Loan receivable due from Archrock	21,350	20,000
Other assets	14,286	17,801
Total assets	$2,183,498	$2,105,424
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable, trade	$23,611	$10,646
Accrued liabilities	12,922	10,129
Deferred revenue	8,858	9,577
Accrued interest	23,147	11,999
Due to Archrock, net	1,002	17,251
Total current liabilities	69,540	59,602
Long-term debt	1,582,217	1,529,501
Other liabilities	9,694	9,175
Total liabilities	1,661,451	1,598,278
Commitments and contingencies (Note 11)
Partners’ capital:
Common units: 70,231,036 issued and outstanding	506,032	488,209
General partner units: 1,422,458 issued and outstanding	11,933	11,630
Accumulated other comprehensive income	4,082	7,307
Total partners’ capital	522,047	507,146
Total liabilities and partners’ capital	$2,183,498	$2,105,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$165,719	$147,002
Cost of sales (excluding depreciation and amortization)	67,724	56,302
Selling, general and administrative	21,107	19,801
Depreciation and amortization	35,376	34,326
Long-lived asset impairment	2,684	3,066
Interest expense, net	23,428	21,609
Merger-related costs	—	1,376
Other (income) loss, net	552	(287)
Income before income taxes	14,848	10,809
Provision for income taxes	529	519
Net income	$14,319	$10,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$14,319	$10,290
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	(3,225)	4,985
Amortization of terminated interest rate swaps	—	166
Total other comprehensive income (loss)	(3,225)	5,151
Comprehensive income	$11,094	$15,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except unit and per unit amounts)
(unaudited)

	Partners’ Capital				Treasury Units		Accumulated Other Comprehensive Income (Loss)
	Common Units		General Partner Units
	Amount	Units	Amount	Units	Amount	Units		Total
Balance at January 1, 2018	$501,023	70,310,590	$11,582	1,421,768	$(2,341)	(113,609)	$4,476	$514,740
Issuance of common units for vesting of phantom units		53,091						—
Treasury units purchased					(250)	(19,036)		(250)
Issuance of general partner units			9	690				9
Contribution of capital, net	1,825							1,825
Cash distributions ($0.285 per common unit)	(20,050)		(405)					(20,455)
Unit-based compensation expense	314							314
Impact of adoption of Revenue Recognition Update	12,462		252					12,714
Impact of adoption of ASU 2017-12	375		8					383
Comprehensive income
Net income	10,086		204					10,290
Interest rate swap gain, net of reclassifications to earnings							4,985	4,985
Amortization of terminated interest rate swaps							166	166
Balance at March 31, 2018	$506,035	70,363,681	$11,650	1,422,458	$(2,591)	(132,645)	$9,627	$524,721

Balance at January 1, 2019	$488,209	70,231,036	$11,630	1,422,458	$—	—	$7,307	$507,146
Distribution of capital, net	(1,780)		(56)					(1,836)
Contribution of capital - excess of fair market value of equipment sold to Archrock over equipment purchased from Archrock	1,840							1,840
Cash distributions ($0.240 per common unit)	(16,855)		(342)					(17,197)
Cash contributions from Archrock	20,583		417					21,000
Comprehensive income (loss)
Net income	14,035		284					14,319
Interest rate swap loss, net of reclassifications to earnings							(3,225)	(3,225)
Balance at March 31, 2019	$506,032	70,231,036	$11,933	1,422,458	$—	—	$4,082	$522,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$14,319	$10,290
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,376	34,326
Long-lived asset impairment	2,684	3,066
Amortization of deferred financing costs	1,509	1,353
Amortization of debt discount	366	344
Amortization of terminated interest rate swaps	—	166
Interest rate swaps	(410)	257
Unit-based compensation expense	—	314
Provision for (benefit from) doubtful accounts	(30)	118
(Gain) loss on sale of property, plant and equipment	587	(256)
Deferred income tax provision	416	391
Amortization of contract costs	4,180	2,101
Deferred revenue recognized in earnings	(4,768)	(2,237)
Changes in assets and liabilities:
Accounts and other receivables	7,936	(1,639)
Contract costs	(5,566)	(6,604)
Deferred revenue	4,150	4,119
Other assets and liabilities	12,384	11,613
Net cash provided by operating activities	73,133	57,722
Cash flows from investing activities:
Capital expenditures	(124,541)	(60,555)
Proceeds from sale of property, plant and equipment	9,173	10,377
Proceeds from insurance	238	136
Loans receivable from Archrock, net	(1,350)	—
Net cash used in investing activities	(116,480)	(50,042)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	690,000	73,830
Repayments of long-term debt	(629,000)	(61,136)
Payments for debt issuance costs	(7,521)	(2,316)
(Payments for) proceeds from settlement of interest rate swaps that include financing elements	393	(205)
Distributions to unitholders	(17,197)	(20,455)
Contributions from Archrock	21,000	—
Net proceeds from issuance of general partner units	—	9
Purchases of treasury units	—	(250)
Decrease in amounts due to Archrock, net	(14,409)	(3,772)
Net cash provided by (used in) financing activities	43,266	(14,295)
Net decrease in cash	(81)	(6,615)
Cash at beginning of period	264	8,078
Cash at end of period	$183	$1,463
Supplemental disclosure of non-cash transactions:
Non-cash capital contribution, net from limited partner	$1,031	$1,825
Contract operations equipment acquired, net	(2,867)	—
Non-cash capital contribution from Archrock	1,840	—
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

In April 2018, Archrock completed the acquisition of all of our outstanding common units that it did not already own and, as a result, we became its wholly-owned subsidiary. See Note 10 (“Partners’ Capital”) for further details of the Merger.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with GAAP and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP are not required in these interim financial statements and have been condensed or omitted. Management believes that the information furnished includes all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods indicated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements presented in our 2018 Form 10-K, which contains a more comprehensive summary of our accounting policies. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

2. Recent Accounting Developments

Accounting Standards Updates Implemented

Leases

ASC 842 Leases establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. We are a party to leases in our contract operations services agreements. We adopted ASC 842 Leases on January 1, 2019, and have determined that ASC 842 Leases will not have an impact on our condensed consolidated financial statements.

ASC 842 Leases provides several practical expedients, one of which is for lessors to not separate lease and nonlease components and instead account for those components as a single component if the nonlease components otherwise would be accounted for under the Revenue Recognition Update and certain conditions are met. ASC 842 Leases also provides clarification for lessors on whether ASC 842 Leases or the Revenue Recognition Update is applicable to the combined component based on determination of the predominant component. We have concluded that for our contract operations services agreements, in which we are the lessor, the services nonlease component is predominant over the compression unit lease component and therefore ongoing recognition of these agreements will continue to follow the Revenue Recognition Update guidance.

Accounting Standards Updates Not Yet Implemented

In August 2018, the FASB issued ASU 2018-13 which amends the required fair value measurements disclosures related to valuation techniques and inputs used, uncertainty in measurement and changes in measurements applied. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements and footnote disclosures.

In June 2016, the FASB issued ASU 2016-13 that changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in earlier recognition of allowance for losses. For public entities that meet the definition of an SEC filer, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements and footnote disclosures.

3. Related Party Transactions

Revolving Loan Agreement with Archrock

In conjunction with the closing of the Merger, we and Archrock entered into the Revolving Loan Agreement under which we may make loans to Archrock from time to time in an aggregate amount not to exceed the Credit Facility’s outstanding balance. The Revolving Loan Agreement matures on the maturity date of our Credit Facility. Interest on amounts loaned under the Revolving Loan Agreement is payable to us on a monthly basis and is calculated as a proportion of our total interest expense on the Credit Facility.

At March 31, 2019, the balance of outstanding borrowings under the Revolving Loan Agreement was $21.4 million. During the three months ended March 31, 2019, we recorded $0.2 million of interest income earned on loans to Archrock under the Revolving Loan Agreement which was included in interest expense, net in our condensed consolidated statements of operations.

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

Sales of Compression Equipment with Archrock

If Archrock determines in good faith that we or Archrock’s contract operations services business needs to sell compression equipment between Archrock and us, the Omnibus Agreement permits such transactions if it will not cause us to breach any existing contracts, suffer a loss of revenue under any existing contract operations services contracts or incur any unreimbursed costs. As consideration for the sale of compression equipment, the transferee will make a distribution to or receive a contribution from the transferor in an amount equal to the net book value of the compression equipment sold.

The following table summarizes compressor unit sales activity between Archrock and us (dollars in thousands):

	Three Months Ended March 31, 2019
	Sold to Archrock	Purchased from Archrock
Compressor units	11	30
Horsepower	8,441	10,089
Net book value	$6,993	$4,126

During the three months ended March 31, 2019, we recorded a capital distribution of $2.9 million related to the difference in net book value of the compression equipment sold to and acquired from Archrock. In addition, in accordance with the Omnibus Agreement, we recorded a capital contribution of $1.8 million which represented the net excess of the fair market value of the equipment sold to Archrock over the equipment purchased from Archrock. No customer contracts were included in these sales.

Transfers of Overhauls

During the three months ended March 31, 2019 and 2018, Archrock contributed to us $1.0 million and $1.8 million, respectively, related to the completion of overhauls on compression equipment that was sold to us and where the overhauls were in progress on the date of the sale.

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

4. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Credit Facility	$400,500	$839,500

6.875% senior notes due April 2027	500,000	—
Less: Deferred financing costs, net of amortization	(9,111)	—
	490,889	—

6% senior notes due April 2021	350,000	350,000
Less: Debt discount, net of amortization	(1,598)	(1,789)
Less: Deferred financing costs, net of amortization	(2,055)	(2,311)
	346,347	345,900

6% senior notes due October 2022	350,000	350,000
Less: Debt discount, net of amortization	(2,590)	(2,766)
Less: Deferred financing costs, net of amortization	(2,929)	(3,133)
	344,481	344,101
Long-term debt	$1,582,217	$1,529,501

Credit Facility

As of March 31, 2019, we had $15.2 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.7%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 5.3% and 5.4% at March 31, 2019 and December 31, 2018, respectively. We incurred $0.5 million in commitment fees on the daily unused amount of the Credit Facility during each of the three months ended March 31, 2019 and 2018.

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

As a result of the ratio requirements above, $485.8 million of the $834.3 million of undrawn capacity was available for additional borrowings as of March 31, 2019. As of March 31, 2019, we were in compliance with all covenants under the Credit Facility agreement.

2027 Notes

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027. We received net proceeds of $490.9 million after deducting issuance costs. The $9.1 million of issuance costs were recorded as deferred financing costs within long-term debt in our condensed consolidated balance sheets and are being amortized to interest expense in our condensed consolidated statement of operations over the term of the notes. The net proceeds were used to repay borrowings outstanding under our Credit Facility as of March 31, 2019. In April 2019, we borrowed on our Credit Facility to repay the $350.0 million of our 6% senior notes due April 2021. See Note 12 (“Subsequent Events”) for further details of the redemption.

The 2027 Notes have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the U.S. except pursuant to a registration exemption under the Securities Act and applicable state securities laws. We offered and issued the 2027 Notes only to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to certain non-U.S. persons outside the U.S. in accordance with Regulation S under the Securities Act.

The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Archrock and all of its existing subsidiaries, other than Archrock Partners, L.P. and APLP Finance Corp., which are co-issuers of the 2027 Notes, and certain of its future subsidiaries. The 2027 Notes and the guarantees rank equally in right of payment with all of Archrock and the guarantors’ existing and future senior indebtedness.

Prior to April 1, 2022, we may redeem all or part of the 2027 Notes at a redemption price equal to 100% of the principal amount of the 2027 Notes plus a make-whole premium plus accrued and unpaid interest, if any. We may also redeem up to 35% of the aggregate principal amount of the 2027 Notes prior to April 1, 2022 with the net proceeds of one or more equity offerings at a redemption price of 106.875% of the principal amount of the 2027 Notes plus any accrued and unpaid interest as long as at least 65% of the aggregate principal amount of the 2027 Notes remains outstanding after such redemption and the redemption occurs within 180 days of the closing of such equity offering. On or after April 1, 2022, we may redeem all or part of the 2027 Notes at redemption prices equal to 105.156%, 103.438% and 101.719% for the 12-month periods beginning on April 1, 2022, 2023 and 2024, respectively, and 100.000% beginning on April 1, 2025 and at any time thereafter, plus any accrued and unpaid interest.

6% Notes

The 6% Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the 6% Notes) and certain of our future subsidiaries. The 6% Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 6% Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. Archrock Partners Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the 6% Notes. Because we have no independent operations, the guarantees are full and unconditional (subject to customary release provisions) and constitute joint and several obligations of our subsidiaries other than Archrock Partners Finance Corp. and as a result, we have not included consolidated financial information of our subsidiaries.

5. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2019	2018
0 - 1,000 horsepower per unit	$58,161	$54,427
1,001 - 1,500 horsepower per unit	68,207	60,694
Over 1,500 horsepower per unit	39,025	31,435
Other (1)	326	446
Total revenue (2)	$165,719	$147,002
——————

(1)	Primarily relates to fees associated with Partnership-owned non-compressor equipment.

(2)
Includes $2.1 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively, related to billable maintenance on Partnership-owned units that was recognized at a point in time. All other revenue is recognized over time.

Performance Obligations

As of March 31, 2019, we had $261.3 million of remaining performance obligations related to our contract operations segment. We have elected to apply the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. The remaining performance obligations will be recognized through 2022 as follows (in thousands):

	2019	2020	2021	2022	2023	Total
Remaining performance obligations	$162,137	$77,913	$19,075	$2,170	$20	$261,315

Contract Balances

As of March 31, 2019 and December 31, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts were $78.7 million and $78.6 million, respectively. As of March 31, 2019 and December 31, 2018, our contract liabilities were $9.1 million and $9.7 million, respectively, which are included in deferred revenue and other liabilities in our condensed consolidated balance sheets. Freight billings to customers for the transport of compressor assets often result in a contract liability. During the three months ended March 31, 2019 and 2018 we recognized $4.8 million and $2.2 million, respectively, as revenue during the period primarily related to freight billings.

6. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Partnership Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

At March 31, 2019, we were a party to the following interest rate swaps, which were entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates (in millions):

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

We expect the hedging relationship to be highly effective as the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. During the three months ended March 31, 2019, we performed a quantitative assessment of hedge effectiveness. The results indicated the interest rate swap cash flow hedge relationship was and continues to be highly effective. We estimate that $2.4 million of the deferred gain attributable to interest rate swaps included in accumulated other comprehensive income at March 31, 2019 will be reclassified into earnings as interest income at then-current values during the next 12 months as the underlying hedged transactions occur.

As of March 31, 2019, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated balance sheets (in thousands):

	Fair Value Asset (Liability)
	March 31, 2019	December 31, 2018
Derivative asset	$2,428	$3,185
Other assets	1,654	4,122
	$4,082	$7,307

The following tables present the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Pre-tax gain (loss) recognized in other comprehensive income (loss)	$(2,299)	$4,696
Pre-tax gain (loss) reclassified from accumulated other comprehensive income into interest expense, net	926	(455)

	Three Months Ended March 31,
	2019	2018
Total amount of interest expense, net in which the effects of cash flow hedges are recorded	$23,428	$21,609
Amount of gain (loss) reclassified from accumulated other comprehensive income into interest expense, net	926	(54)

See Note 7 (“Fair Value Measurements”) for further details on our derivative instruments.

7. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swaps are valued based on the income approach (discounted cash flow) using market observable inputs, including London Interbank Offered Rate forward curves. These fair value measurements are classified as Level 2. Our interest rate swap assets measured at fair value on a recurring basis with pricing levels as of March 31, 2019 and December 31, 2018 were $4.1 million and $7.3 million, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2019, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $0.3 million and $1.0 million at March 31, 2019 and December 31, 2018, respectively. See Note 8 (“Long-Lived Asset Impairment”) for further details.

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

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	March 31, 2019	December 31, 2018
Carrying amount of fixed rate debt (1)	$1,181,717	$690,001
Fair value of fixed rate debt	1,216,000	674,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 4 (“Long-Term Debt”).

8. Long-Lived Asset Impairment

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

The following table presents the results of our impairment review (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Idle compressor units retired from the active fleet	15	35
Horsepower of idle compressor units retired from the active fleet	13,000	13,000
Impairment recorded on idle compressor units retired from the active fleet	$2,684	$3,066

9. Income Taxes

Unrecognized Tax Benefits

As of March 31, 2019, we believe it is reasonably possible that $1.2 million of our unrecognized tax benefits, including penalties and interest, will be reduced prior to March 31, 2020 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from this estimate.

10. Partners’ Capital

Merger Transaction

In April 2018, Archrock completed the acquisition of all of our outstanding common units and we became a wholly-owned subsidiary of Archrock. Additionally, all outstanding treasury units were retired and our incentive distribution rights, all of which were previously owned by Archrock prior to the Merger, were canceled and ceased to exist. As a result of the Merger, our common units are no longer publicly traded. Our 6% Notes were not impacted by the Merger.

Prior to the Merger, at March 31, 2018, public unitholders held a 57% ownership interest in us and Archrock owned our remaining equity interests, including 29,064,637 common units and 1,422,458 general partner units, collectively representing a 43% interest.

Cash Distributions

As of the closing of the Merger, any distributions are paid to Archrock as the owner of all outstanding common and general partner units. On April 26, 2019, our board of directors approved a cash distribution of $0.24 per common unit, or approximately $17.2 million, to be paid to Archrock on May 14, 2019.

11. Commitments and Contingencies

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of each of March 31, 2019 and December 31, 2018, we accrued $3.2 million for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

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

12. Subsequent Events

On April 5, 2019, we borrowed on the Credit Facility to repay our 6% senior notes due April 2021. The notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $0.2 million. We will record a debt extinguishment loss of approximately $3.7 million in the second quarter related to the redemption.

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

The following analysis of our results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Financial Statements of this Quarterly Report on Form 10-Q and in conjunction with our 2018 Form 10-K.

Financial Results of Operations

The following table presents our results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$165,719	$147,002
Cost of sales (excluding depreciation and amortization)	67,724	56,302
Selling, general and administrative	21,107	19,801
Depreciation and amortization	35,376	34,326
Long-lived asset impairment	2,684	3,066
Interest expense, net	23,428	21,609
Merger-related costs	—	1,376
Other (income) loss, net	552	(287)
Provision for income taxes	529	519
Net income	$14,319	$10,290

Revenue. The increase in revenue during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an 8% increase in average operating horsepower and an increase in contract operations rates driven by an increase in customer demand.

Cost of sales (excluding depreciation and amortization). The increase in cost of sales (excluding depreciation and amortization) during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily driven by increases in maintenance, freight and lube oil expense associated with the increase in average operating horsepower.

Selling, general and administrative. SG&A is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A expense was primarily due to an increase in costs allocated to us by Archrock, partially offset by decreases in professional expense and bad debt expense. The increase in costs allocated to us by Archrock was driven by an overall increase in SG&A expense incurred by Archrock and an increase in our available horsepower as compared to the combined available horsepower of Archrock and us.

Depreciation and amortization. The increase in depreciation and amortization expense during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in depreciation expense associated with fixed asset additions, partially offset by a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives.

Long-lived asset impairment. During the three months ended March 31, 2019 and 2018, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 8 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Idle compressor units retired from the active fleet	15	35
Horsepower of idle compressor units retired from the active fleet	13,000	13,000
Impairment recorded on idle compressor units retired from the active fleet	$2,684	$3,066

Interest expense, net. The increase in interest expense, net during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to an increase in the average outstanding balance of long-term debt partially offset by a decrease in the weighted average effective interest rate and $0.2 million of interest income earned on the loan receivable due from Archrock during the three months ended March 31, 2019.

Merger-related costs. We incurred $1.4 million of Merger-related costs consisting of financial advisory, legal and other professional fees during the three months ended March 31, 2018.

Other (income) loss, net. The change in other (income) loss, net was primarily due to $0.6 million of loss on sale of property, plant and equipment during the three months ended March 31, 2019 compared to $0.3 million of gain on sale of property, plant and equipment during the three months ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this Item 3 is omitted pursuant to General Instruction H(2) to Form 10-Q (Omission of Information by Certain Wholly-Owned Subsidiaries).

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of March 31, 2019 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

There have been no material changes or updates to our risk factors that were previously disclosed in our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities

The information called for by this Item 2 is omitted pursuant to General Instruction H(2) to Form 10-Q (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 3. Defaults Upon Senior Securities

The information called for by this Item 3 is omitted pursuant to General Instruction H(2) to Form 10-Q (Omission of Information by Certain Wholly-Owned Subsidiaries).

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of January 1, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P. and Archrock Partners, L.P., incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on January 2, 2018

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of January 11, 2018, by and among Archrock, Inc., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P. and Amethyst Merger Sub LLC, incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed on January 16, 2018

3.1
Certificate of Limited Partnership of UCO Partners, L.P. (now Archrock Partners, L.P), incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on June 27, 2006

3.2
Certificate of Amendment to Certificate of Limited Partnership of Universal Compression Partners, L.P. (now Archrock Partners, L.P.), dated as of August 20, 2007, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2007

3.3
Certificate of Amendment of Certificate of Limited Partnership of Exterran Partners, L.P. (now Archrock Partners, L.P.), incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

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
3.9
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP, LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

3.10
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Archrock Partners, L.P., dated December 22, 2017, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2017

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

10.1
Purchase Agreement, dated as of March 7, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2019

10.2
Indenture, dated as of March 21, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2019

31.1*
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

April 30, 2019