Form 10-Q
period 2019-06-30
Archrock Partners, L.P.
filed 2019-07-30
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

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

(281) 836-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
None	N/A	N/A
Archrock Partners, L.P. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

At July 29, 2019, the registrant’s common equity consisted of 70,231,036 common units, all of which were held indirectly by Archrock, Inc.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2018 Form 10-K	Archrock Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2018
2021 Notes	$350.0 million of 6% senior notes due April 2021, issued in March 2013
2022 Notes	$350.0 million of 6% senior notes due October 2022, issued in April 2014
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
Amendment No. 1	Amendment No. 1 to Credit Agreement dated February 23, 2018, which amended that certain Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Archrock
Prior to the Merger: Archrock, Inc., individually and together with its wholly-owned subsidiaries

Subsequent to the Merger: Archrock, Inc., individually and together with its wholly-owned subsidiaries, excluding the Partnership

ASC 606 Revenue	Accounting Standards Codification Topic 606 Revenue from Contracts with Customers
ASC 842 Leases	Accounting Standards Codification Topic 842 Leases
ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2017-12	Accounting Standards Update No. 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-13	Accounting Standards Update No. 2018-13 Fair Value Measurement (Topic 820) — Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement
Credit Facility	$1.25 billion asset-based revolving credit facility due March 2022, as amended by Amendment No. 1
EBITDA	Earnings before interest, taxes, depreciation and amortization
Elite Acquisition	Transaction expected to close in the third quarter of 2019 pursuant to the Asset Purchase Agreement entered into by Archrock and Elite Compression on June 23, 2019
Elite Compression	Elite Compression Services, LLC
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
General Partner	Archrock General Partner, L.P., the Partnership’s general partner, and an indirect, wholly-owned subsidiary of Archrock
Harvest	Harvest Four Corners, LLC
Harvest Sale	Transaction expected to close in the third quarter of 2019 pursuant to the Asset Purchase Agreement entered into by Archrock and Harvest on June 23, 2019
Hilcorp	Hilcorp Energy Company
Merger
Transaction completed on April 26, 2018 in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock pursuant to the Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock and the Partnership, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018

Omnibus Agreement
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$229	$264
Accounts receivable, trade, net of allowance of $1,064 and $1,253, respectively	84,003	80,606
Tax refund receivable	—	14,000
Derivative asset	336	3,185
Other current assets	81	123
Total current assets	84,649	98,178
Property, plant and equipment	3,106,909	2,933,568
Accumulated depreciation	(1,084,111)	(1,042,182)
Property, plant and equipment, net	2,022,798	1,891,386
Intangible assets, net	38,903	45,839
Contract costs, net	35,901	32,220
Loan receivable due from Archrock	9,500	20,000
Other assets	11,585	17,801
Total assets	$2,203,336	$2,105,424

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable, trade	$10,158	$10,646
Accrued liabilities	11,968	10,129
Deferred revenue	9,036	9,577
Accrued interest	17,249	11,999
Due to Archrock, net	1,132	17,251
Total current liabilities	49,543	59,602
Long-term debt	1,628,814	1,529,501
Other liabilities	11,837	9,175
Total liabilities	1,690,194	1,598,278
Commitments and contingencies (Note 11)
Partners’ capital:
Common units: 70,231,036 issued and outstanding	502,504	488,209
General partner units: 1,422,458 issued and outstanding	11,876	11,630
Accumulated other comprehensive income (loss)	(1,238)	7,307
Total partners’ capital	513,142	507,146
Total liabilities and partners’ capital	$2,203,336	$2,105,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$169,384	$150,866	$335,103	$297,868
Cost of sales (excluding depreciation and amortization)	64,343	60,226	132,067	116,528
Selling, general and administrative	21,502	19,344	42,609	39,145
Depreciation and amortization	36,439	33,898	71,815	68,224
Long-lived asset impairment	3,621	3,846	6,305	6,912
Interest expense, net	25,720	22,542	49,148	44,151
Debt extinguishment loss	3,653	—	3,653	—
Transaction-related costs	2,292	1,340	2,292	2,716
Other income, net	(1,413)	(394)	(861)	(681)
Income before income taxes	13,227	10,064	28,075	20,873
Provision for (benefit from) income taxes	586	(417)	1,115	102
Net income	$12,641	$10,481	$26,960	$20,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$12,641	$10,481	$26,960	$20,771
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	(5,320)	2,178	(8,545)	7,163
Amortization of terminated interest rate swaps	—	61	—	227
Total other comprehensive income (loss)	(5,320)	2,239	(8,545)	7,390
Comprehensive income	$7,321	$12,720	$18,415	$28,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except unit and per unit amounts)
(unaudited)

	Partners’ Capital				Treasury Units		Accumulated Other Comprehensive Income (Loss)
	Common Units		General Partner Units
	Amount	Units	Amount	Units	Amount	Units		Total
Balance at April 1, 2018	$506,035	70,363,681	$11,650	1,422,458	$(2,591)	(132,645)	$9,627	$524,721
Distribution of capital, net	(321)							(321)
Cash distributions ($0.221 per common unit)	(15,521)		(315)					(15,836)
Merger-related adjustments	(2,591)	(132,645)			2,591	132,645		—
Comprehensive income
Net income	10,273		208					10,481
Interest rate swap gain, net of reclassifications to earnings							2,178	2,178
Amortization of terminated interest rate swaps							61	61
Balance at June 30, 2018	$497,875	70,231,036	$11,543	1,422,458	$—	—	$11,866	$521,284

Balance at April 1, 2019	$506,032	70,231,036	$11,933	1,422,458	$—	—	$4,082	$522,047
Distribution of capital, net	(1,488)		(54)					(1,542)
Contribution of capital - excess of fair market value of equipment sold to Archrock over equipment purchased from Archrock	2,427		86					2,513
Cash distributions ($0.240 per common unit)	(16,856)		(341)					(17,197)
Comprehensive income
Net income	12,389		252					12,641
Interest rate swap loss, net of reclassifications to earnings							(5,320)	(5,320)
Balance at June 30, 2019	$502,504	70,231,036	$11,876	1,422,458	$—	—	$(1,238)	$513,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except unit and per unit amounts)
(unaudited)

	Partners’ Capital				Treasury Units		Accumulated Other Comprehensive Income (Loss)
	Common Units		General Partner Units
	Amount	Units	Amount	Units	Amount	Units		Total
Balance at January 1, 2018	$501,023	70,310,590	$11,582	1,421,768	$(2,341)	(113,609)	$4,476	$514,740
Issuance of common units for vesting of phantom units		53,091
Treasury units purchased					(250)	(19,036)		(250)
Issuance of general partner units			9	690				9
Contribution of capital, net	1,504							1,504
Cash distributions ($0.506 per common unit)	(35,571)		(720)					(36,291)
Unit-based compensation expense	314							314
Impact of adoption of ASC 606 Revenue	12,462		252					12,714
Impact of adoption of ASU 2017-12	375		8					383
Merger-related adjustments	(2,591)	(132,645)			2,591	132,645		—
Comprehensive income
Net income	20,359		412					20,771
Interest rate swap gain, net of reclassifications to earnings							7,163	7,163
Amortization of terminated interest rate swaps							227	227
Balance at June 30, 2018	$497,875	70,231,036	$11,543	1,422,458	$—	—	$11,866	$521,284

Balance at January 1, 2019	$488,209	70,231,036	$11,630	1,422,458	$—	—	$7,307	$507,146
Distribution of capital, net	(3,268)		(110)					(3,378)
Contribution of capital - excess of fair market value of equipment sold to Archrock over equipment purchased from Archrock	4,267		86					4,353
Cash distributions ($0.480 per common unit)	(33,711)		(683)					(34,394)
Cash contributions from Archrock	20,583		417					21,000
Comprehensive income
Net income	26,424		536					26,960
Interest rate swap loss, net of reclassifications to earnings							(8,545)	(8,545)
Balance at June 30, 2019	$502,504	70,231,036	$11,876	1,422,458	$—	—	$(1,238)	$513,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$26,960	$20,771
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,815	68,224
Long-lived asset impairment	6,305	6,912
Amortization of deferred financing costs	3,041	2,862
Amortization of debt discount	545	694
Amortization of terminated interest rate swaps	—	227
Debt extinguishment loss	3,653	—
Interest rate swaps	(802)	327
Unit-based compensation expense	—	314
Provision for (benefit from) doubtful accounts	(15)	549
Gain on sale of property, plant and equipment	(527)	(618)
Deferred income tax provision (benefit)	892	(140)
Amortization of contract costs	8,834	4,758
Deferred revenue recognized in earnings	(9,385)	(5,403)
Changes in assets and liabilities:
Accounts and other receivables	4,746	(2,477)
Contract costs, net	(12,515)	(13,102)
Deferred revenue	9,039	8,118
Other assets and liabilities	7,131	1,707
Net cash provided by operating activities	119,717	93,723
Cash flows from investing activities:
Capital expenditures	(219,910)	(115,510)
Proceeds from sale of property, plant and equipment	18,760	13,719
Proceeds from insurance and other settlements	676	252
Loans receivable from Archrock, net	10,500	(60,500)
Net cash used in investing activities	(189,974)	(162,039)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	1,254,000	272,830
Repayments of long-term debt	(1,151,000)	(176,636)
Payments for debt issuance costs	(8,829)	(3,332)
(Payments for) proceeds from settlement of interest rate swaps that include financing elements	800	(207)
Distributions paid to unitholders	(34,394)	(36,291)
Contributions from Archrock	21,000	—
Net proceeds from issuance of general partner units	—	9
Purchases of treasury units	—	(250)
Increase (decrease) in amounts due to Archrock, net	(11,355)	4,166
Net cash provided by financing activities	70,222	60,289
Net decrease in cash	(35)	(8,027)
Cash, beginning of period	264	8,078
Cash, end of period	$229	$51
Supplemental disclosure of non-cash investing and financing transactions:
Contribution of capital for equipment overhauls and swaps	$2,178	$1,504
Distribution of capital for net book value difference of intercompany equipment sales	(5,556)	—
Contribution of capital for net excess of fair market value of intercompany equipment sales	4,353	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

We are a leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining natural gas compression equipment to provide natural gas compression services to our customers.

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

Recent Business Developments

Elite Acquisition

On June 23, 2019, Archrock entered into an asset purchase agreement with Elite Compression pursuant to which Archrock will acquire from Elite Compression substantially all of its assets, including a fleet of predominantly-large compressor units comprising approximately 430,000 horsepower, a fleet of vehicles, real personal property and parts inventory, and certain liabilities for aggregate consideration of $205.0 million cash and 21,656,683 newly-issued shares of Archrock common stock. The cash portion of the purchase price will be funded with borrowings on our Credit Facility. The Elite Acquisition is expected to close in the third quarter of 2019 subject to certain closing conditions and the consummation of the Harvest Sale (see below). As a result of this transaction, we expect to own the purchased fleet of compressor units and the units’ associated customer contracts.

Harvest Sale

On June 23, 2019, Archrock entered into an asset purchase agreement with Harvest pursuant to which Harvest will acquire from Archrock approximately 80,000 active and idle compression horsepower, vehicles and parts inventory for consideration of $30 million to be paid in cash. All of the compression horsepower to be sold to Harvest is owned by us. The Harvest Sale is expected to close in the third quarter of 2019, subject to customary closing conditions.

During the three and six months ended June 30, 2019, we incurred transaction costs of $2.3 million related to the Elite Acquisition and Harvest Sale, which is reflected in transaction-related costs in our condensed consolidated statements of operations.

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

ASC 842 Leases provides several practical expedients, one of which is for lessors to not separate lease and nonlease components and instead account for those components as a single component if certain conditions are met. ASC 842 Leases also provides clarification for lessors on whether ASC 842 Leases or ASC 606 Revenue is applicable to the combined component based on determination of the predominant component. We have concluded that for our contract operations services agreements, in which we are a lessor, the services nonlease component is predominant over the compression unit lease component and therefore ongoing recognition of these agreements will continue to follow the ASC 606 Revenue guidance.

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

In June 2016, the FASB issued ASU 2016-13 which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in earlier recognition of allowance for losses. For public entities that meet the definition of an SEC filer, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements and footnote disclosures.

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

At June 30, 2019, the balance of outstanding borrowings under the Revolving Loan Agreement was $9.5 million. We recorded interest income earned on loans to Archrock under the Revolving Loan Agreement, which was included in interest expense, net in our condensed consolidated statements of operations, of $0.2 million and $0.6 million during the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.6 million during the six months ended June 30, 2019 and 2018, respectively.

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

The following table summarizes compressor unit sales activity between Archrock and us (dollars in thousands):

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Sold to Archrock	Purchased from Archrock	Sold to Archrock	Purchased from Archrock
Compressor units	24	29	35	59
Horsepower	7,860	10,030	16,301	20,119
Net book value	$7,342	$4,653	$14,335	$8,779

During the three and six months ended June 30, 2019, we recorded capital distributions of $2.7 million and $5.6 million, respectively, related to the difference in net book value of the compression equipment sold to and acquired from Archrock. In addition, in accordance with the Omnibus Agreement, we recorded capital contributions of $2.5 million and $4.4 million during the three and six months ended June 30, 2019, respectively, which represented the net excess of the fair market value of the equipment sold to Archrock over the equipment purchased from Archrock. No customer contracts were included in these sales.

Sales of Overhauls

During the three months ended June 30, 2019 and 2018, Archrock contributed to us $1.1 million and we distributed to Archrock $0.2 million, respectively, related to the completion of overhauls on compression equipment that was sold to us and where the overhauls were in progress on the date of the sale. Archrock contributed to us $2.2 million and $1.7 million related to the completion of such overhauls during the six months ended June 30, 2019 and 2018, respectively.

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

4. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Credit Facility	$792,500	$839,500

2027 Notes	500,000	—
Less: Deferred financing costs, net of amortization	(8,550)	—
	491,450	—

2022 Notes	350,000	350,000
Less: Debt discount, net of amortization	(2,411)	(2,766)
Less: Deferred financing costs, net of amortization	(2,725)	(3,133)
	344,864	344,101

2021 Notes	—	350,000
Less: Debt discount, net of amortization	—	(1,789)
Less: Deferred financing costs, net of amortization	—	(2,311)
	—	345,900
Long-term debt	$1,628,814	$1,529,501

Credit Facility

As of June 30, 2019, there were $15.2 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.7%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 5.3% and 5.4% at June 30, 2019 and December 31, 2018, respectively. We incurred $0.6 million in commitment fees on the daily unused amount of the Credit Facility during each of the three months ended June 30, 2019 and 2018 and $1.1 million during each of the six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, the ratio requirements above did not constrain the undrawn capacity and as such, all of the $442.3 million of undrawn capacity was available for additional borrowings. As of June 30, 2019, we were in compliance with all covenants under the Credit Facility agreement.

2027 Notes

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs. The $8.8 million of issuance costs were recorded as deferred financing costs within long-term debt in our condensed consolidated balance sheets and are being amortized to interest expense in our condensed consolidated statement of operations over the term of the notes. The net proceeds were used to repay borrowings outstanding under our Credit Facility as of March 31, 2019.

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

The 2027 Notes may be redeemed at any time, in whole or in part, at specified redemption prices and make-whole premiums, plus any accrued and unpaid interest.

Redemption of 2021 Notes

On April 5, 2019, the 2021 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $0.2 million with borrowings from the Credit Facility. We recorded a debt extinguishment loss of $3.7 million related to the redemption during the three and six months ended June 30, 2019.

2022 Notes

The 2022 Notes are guaranteed on a senior unsecured basis by all of our existing subsidiaries (other than Archrock Partners Finance Corp., which is a co-issuer of the 2022 Notes) and certain of our future subsidiaries. The 2022 Notes and the guarantees, respectively, are our and the guarantors’ general unsecured senior obligations, rank equally in right of payment with all of our and the guarantors’ other senior obligations and are effectively subordinated to all of our and the guarantors’ existing and future secured debt to the extent of the value of the collateral securing such indebtedness. In addition, the 2022 Notes and guarantees are effectively subordinated to all existing and future indebtedness and other liabilities of any future non-guarantor subsidiaries. All of our subsidiaries are 100% owned, directly or indirectly, by us and guarantees by our subsidiaries are full and unconditional and constitute joint and several obligations. We have no assets or operations independent of our subsidiaries and there are no significant restrictions upon our subsidiaries’ ability to distribute funds to us. Archrock Partners Finance Corp. has no operations and does not have revenue other than as may be incidental as co-issuer of the 2022 Notes. Because we have no independent operations, the guarantees are full and unconditional (subject to customary release provisions) and constitute joint and several obligations of our subsidiaries other than Archrock Partners Finance Corp. and as a result, we have not included consolidated financial information of our subsidiaries.

5. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
0 - 1,000 horsepower per unit	$57,826	$54,389	$115,987	$108,816
1,001 - 1,500 horsepower per unit	69,546	63,390	137,753	124,084
Over 1,500 horsepower per unit	41,684	32,465	80,709	63,900
Other (1)	328	622	654	1,068
Total revenue (2)	$169,384	$150,866	$335,103	$297,868
——————

(1)	Primarily relates to fees associated with owned non-compressor equipment.

(2)
Included $2.1 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and $4.2 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively, related to billable maintenance on owned units that was recognized at a point in time. All other revenue is recognized over time.

Performance Obligations

As of June 30, 2019, we had $289.0 million of remaining performance obligations related to our contract operations. We have elected to apply the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. The remaining performance obligations will be recognized through 2024 as follows (in thousands):

	2019	2020	2021	2022	2023	2024	Total
Remaining performance obligations	$134,148	$109,586	$35,531	$8,295	$1,122	$293	$288,975

Contract Balances

As of June 30, 2019 and December 31, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts, were $82.1 million and $78.6 million, respectively. As of June 30, 2019 and December 31, 2018, our contract liabilities were $9.4 million and $9.7 million, respectively, which are included in deferred revenue and other liabilities in our condensed consolidated balance sheets. Freight billings to customers for the transport of compressor assets often result in a contract liability. We recognized $9.4 million of our December 31, 2018 contract liability balance as revenue during the six months ended June 30, 2019, primarily related to freight billings.

6. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

At June 30, 2019, the following interest rate swaps, entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates, were outstanding (in millions):

Expiration Date	Notional Value
May 2020	$100
March 2022	300
$400

The counterparties to our derivative agreements are major financial institutions. We monitor the credit quality of these financial institutions and do not expect non-performance by any counterparty, although such non-performance could have a material adverse effect on us. We have no collateral posted for the derivative instruments.

We have designated these interest rate swaps as cash flow hedging instruments. Changes in the fair value of the interest rate swaps are recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, net, the same statement of operations line item to which the earnings effect of the hedged item is recorded. Cash flows from derivatives designated as hedges are classified in our condensed consolidated statements of cash flows under the same category as the cash flows from the underlying assets, liabilities or anticipated transactions, unless the derivative contract contains a significant financing element; in this case, the cash settlements for these derivatives are classified as cash flows from financing activities.

We expect the hedging relationship to be highly effective as the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $0.3 million of the deferred gain attributable to interest rate swaps included in accumulated other comprehensive income at June 30, 2019 will be reclassified into earnings as interest income at then-current values during the next 12 months as the underlying hedged transactions occur.

As of June 30, 2019, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated balance sheets (in thousands):

	June 30, 2019	December 31, 2018
Derivative asset	$336	$3,185
Other assets	—	4,122
Total derivative assets	$336	$7,307

Other liabilities	$(1,574)	$—

The following tables present the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pre-tax gain (loss) recognized in other comprehensive income (loss)	$(4,529)	$2,245	$(6,828)	$6,941
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense, net	791	6	1,717	(449)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total amount of interest expense, net in which the effects of cash flow hedges are recorded	$25,720	$22,542	$49,148	$44,151
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense, net	791	207	1,717	153

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

	June 30, 2019	December 31, 2018
Interest rate swaps asset	$336	$7,307
Interest rate swaps liability	(1,574)	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the six months ended June 30, 2019, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $0.8 million and $1.0 million at June 30, 2019 and December 31, 2018, respectively. See Note 8 (“Long-Lived Asset Impairment”) for further details.

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

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	June 30, 2019	December 31, 2018
Carrying amount of fixed rate debt (1)	$836,314	$690,001
Fair value of fixed rate debt	881,000	674,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 4 (“Long-Term Debt”).

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

The following table presents the results of our impairment review (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Idle compressor units retired from the active fleet	75	70	90	105
Horsepower of idle compressor units retired from the active fleet	19,000	17,000	32,000	30,000
Impairment recorded on idle compressor units retired from the active fleet	$3,621	$3,846	$6,305	$6,912

9. Income Taxes

Unrecognized Tax Benefits

As of June 30, 2019, we believe it is reasonably possible that $1.2 million of our unrecognized tax benefits, including penalties and interest, will be reduced prior to June 30, 2020 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from this estimate.

10. Partners’ Capital

Merger Transaction

In April 2018, Archrock completed the acquisition of all of our outstanding common units and we became a wholly-owned subsidiary of Archrock. Additionally, all outstanding treasury units were retired and our incentive distribution rights, all of which were previously owned by Archrock prior to the Merger, were canceled and ceased to exist. As a result of the Merger, our common units are no longer publicly traded. Our 2021 Notes and 2022 Notes were not impacted by the Merger.

Prior to the Merger, public unitholders held a 57% ownership interest in us and Archrock owned our remaining equity interests, including 29,064,637 common units and 1,422,458 general partner units, collectively representing a 43% interest.

Cash Distributions

As of the closing of the Merger, any distributions are paid to Archrock as the owner of all outstanding common and general partner units. On July 29, 2019, our board of directors approved a cash distribution of $0.3075 per common unit, or approximately $22.0 million, to be paid to Archrock on August 14, 2019.

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

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of each of June 30, 2019 and December 31, 2018, we accrued $3.2 million for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

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

Financial Results of Operations

The following table presents our results for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Revenue	$335,103	$297,868
Cost of sales (excluding depreciation and amortization)	132,067	116,528
Selling, general and administrative	42,609	39,145
Depreciation and amortization	71,815	68,224
Long-lived asset impairment	6,305	6,912
Interest expense, net	49,148	44,151
Debt extinguishment loss	3,653	—
Transaction-related costs	2,292	2,716
Other income, net	(861)	(681)
Provision for income taxes	1,115	102
Net income	$26,960	$20,771

Revenue. The increase in revenue during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase in contract operations rates driven by an increase in customer demand as well as an increase in average operating horsepower.

Cost of sales (excluding depreciation and amortization). The increase in cost of sales (excluding depreciation and amortization) during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily driven by increases in maintenance, freight and lube oil expense associated with the increase in average operating horsepower.

Selling, general and administrative. SG&A is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A was primarily due to an increase in costs allocated to us by Archrock, partially offset by a decrease in bad debt expense. The increase in costs allocated to us by Archrock was driven by an overall increase in SG&A incurred by Archrock and an increase in our available horsepower as compared to the combined available horsepower of Archrock and us.

Depreciation and amortization. The increase in depreciation and amortization expense during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase in depreciation expense associated with fixed asset additions and assets purchased from Archrock, partially offset by a decrease in depreciation expense resulting from certain assets reaching the end of their depreciable lives as well as the impact of asset impairments during 2018 and early 2019.

Long-lived asset impairment. During the six months ended June 30, 2019 and 2018, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 8 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Idle compressor units retired from the active fleet	90	105
Horsepower of idle compressor units retired from the active fleet	32,000	30,000
Impairment recorded on idle compressor units retired from the active fleet	$6,305	$6,912

Interest expense, net. The increase in interest expense, net during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to an increase in the average outstanding balance of long-term debt, partially offset by a decrease in the weighted average effective interest rate.

Debt extinguishment loss. We recorded a debt extinguishment loss of $3.7 million during the six months ended June 30, 2019 as a result of the redemption of our 2021 Notes. See Note 4 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. During the six months ended June 30, 2019, we incurred $2.3 million of financial advisory, legal and other professional fees related to the Elite Acquisition and Harvest Sale. During the six months ended June 30, 2018, we incurred $2.7 million of such fees related to the Merger. See Note 1 (“Organization and Basis of Presentation”) and Note 10 (“Partners’ Capital”) to our Financial Statements for further details of these transactions.

Other income, net. The increase in other income, net during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to income of $0.3 million related to equipment damaged at a customer site during the six months ended June 30, 2019, partially offset by a $0.1 million decrease in the gain on sale of property, plant and equipment.

Provision for income taxes. The increase in provision for income taxes during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the release of an unrecognized tax benefit due to the settlement of a tax audit during the six months ended June 30, 2018.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of June 30, 2019 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

The following risk factors became significant to us in the second quarter of 2019 and should be read in conjunction with the risk factors previously disclosed in our 2018 Form 10-K.

The proposed Elite Acquisition may require significant time and attention of our management, and we may not achieve the intended benefits of the transaction as and when expected, or at all. Difficulties with the integration of the Elite Compression business and workforce could have an adverse effect on our business.

On June 23, 2019, Archrock entered into an asset purchase agreement with Elite Compression pursuant to which Archrock will acquire from Elite Compression substantially all of its assets, liabilities and workforce for aggregate consideration of $205.0 million cash and 21,656,683 newly-issued shares of Archrock common stock. The Elite Acquisition is expected to close in the third quarter of 2019, subject to certain customary closing conditions and the consummation of the Harvest Sale. See Note 1 (“Organization and Basis of Presentation”) to our Financial Statements for further details of these transactions.

The integration of Elite Compression will continue to require significant expense, time and the attention of our management, which may divert resources away from the operation of our business and the execution of our other strategic initiatives. In addition, Archrock will operate a larger combined organization and the difficulties associated with integrating the acquired assets, infrastructure and personnel into its existing operations may require additional time or expense. We do not have any of our own employees, but rather rely on Archrock’s employees to operate our business. Archrock’s and Elite Compression’s employees may be uncertain about their future roles within Archrock pending the completion of the Elite Acquisition, which could lead to departures and increased expenses related to hiring and training new employees. Further, if the Elite Acquisition is completed, we may not realize the benefits we expect to realize. Any such difficulties could have an adverse effect on our business, results of operations and financial condition.

Further, we may not be successful in integrating the proposed Elite Acquisition into our existing operations within our anticipated timeframe, which may result in unforeseen operational difficulties and expenses, diminish our financial performance or require a disproportionate amount of our management’s attention to address. In addition, the acquired business or assets may perform at levels below the levels Archrock anticipated at the time of acquiring such business or assets due to factors beyond its control. As a result, there can be no assurance that the proposed Elite Acquisition will deliver the benefits anticipated by us, and any failure to create such benefits may result in a negative impact to, or material adverse effect on, our business, results of operations and financial condition.

The proposed Elite Acquisition will result in our dependence on Hilcorp for a significant portion of our revenue. The loss of business with Hilcorp or the inability or failure of Hilcorp to meet its payment obligations may adversely affect our financial results.

In connection with the proposed Elite Acquisition, Elite Compression’s contract operations services agreements will transfer to us and we expect that Hilcorp, the primary customer of Elite Compression, will account for a significant portion of our future revenue.

During the year ended December 31, 2018, Hilcorp accounted for approximately 1% of our revenue. If the Elite Acquisition is completed, we estimate that Hilcorp will become one of our most significant customers. Any loss of business from Hilcorp, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Hilcorp to meet its payment obligations could have a material adverse effect on our business, results of operations and financial condition.

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

4.5
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

July 30, 2019