Form 10-Q
period 2019-09-30
Archrock Partners, L.P.
filed 2019-10-30
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

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

At October 28, 2019, the registrant’s common equity consisted of 70,231,036 common units, all of which were held indirectly by Archrock, Inc.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2018 Form 10-K	Archrock Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2018
2021 Notes	$350.0 million of 6% senior notes due April 2021, issued in March 2013
2022 Notes	$350.0 million of 6% senior notes due October 2022, issued in April 2014
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
Archrock
Prior to the Merger: Archrock, Inc., individually and together with its wholly-owned subsidiaries.
Subsequent to the Merger: Archrock, Inc., individually and together with its wholly-owned subsidiaries, excluding the Partnership

ASC 606 Revenue	Accounting Standards Codification Topic 606 Revenue from Contracts with Customers
ASC 842 Leases	Accounting Standards Codification Topic 842 Leases
ASU 2016-13	Accounting Standards Update No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2017-04	Accounting Standards Update No. 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
ASU 2017-12	Accounting Standards Update No. 2017-12—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-13	Accounting Standards Update No. 2018-13—Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
Credit Facility
$1.25 billion asset-based revolving credit facility due March 2022, as governed by Amendment No. 1 to Credit Agreement, dated February 23, 2018, which amended that certain Credit Agreement, dated as of March 30, 2017

EBITDA	Earnings before interest, taxes, depreciation and amortization
Elite Acquisition	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into by Archrock and Elite Compression on June 23, 2019
Elite Compression	Elite Compression Services, LLC
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q
GAAP	U.S. generally accepted accounting principles
General Partner	Archrock General Partner, L.P., the Partnership’s general partner, and an indirect, wholly-owned subsidiary of Archrock
Harvest	Harvest Four Corners, LLC
Harvest Sale	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into by Archrock and Harvest on June 23, 2019
Hilcorp	Hilcorp Energy Company
JDH Capital	JDH Capital Holdings, L.P.
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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements including, without limitation, statements regarding the effects of the Merger or the Elite Acquisition; our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; anticipated cost savings; future revenue and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from the expectations reflected in these forward-looking statements include the risk factors described in our 2018 Form 10-K and those set forth from time to time in our filings with the SEC, which are available through our website at www.archrock.com and through the SEC’s website at www.sec.gov, as well as the following:

•	the risk that cost savings, tax benefits and any other synergies from the Elite Acquisition may not be fully realized or may take longer to realize than expected.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$174	$264
Accounts receivable, trade, net of allowance of $1,345 and $1,253, respectively	98,668	80,606
Tax refund receivable	—	14,000
Derivative asset	73	3,185
Other current assets	5,182	123
Total current assets	104,097	98,178
Property, plant and equipment	3,378,272	2,933,568
Accumulated depreciation	(1,073,321)	(1,042,182)
Property, plant and equipment, net	2,304,951	1,891,386
Intangible assets, net	64,851	45,839
Contract costs, net	37,182	32,220
Goodwill	104,133	—
Loan receivable due from Archrock	51,350	20,000
Other assets	10,554	17,801
Total assets	$2,677,118	$2,105,424

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable, trade	$19,899	$10,646
Accrued liabilities	13,689	10,129
Deferred revenue	8,836	9,577
Accrued interest	31,384	11,999
Derivative liability	456	—
Due to Archrock, net	1,143	17,251
Total current liabilities	75,407	59,602
Long-term debt	1,825,475	1,529,501
Other liabilities	14,338	9,175
Total liabilities	1,915,220	1,598,278
Commitments and contingencies (Note 12)
Partners’ capital:
Common units: 70,231,036 issued and outstanding	751,860	488,209
General partner units: 1,422,458 issued and outstanding	12,691	11,630
Accumulated other comprehensive income (loss)	(2,653)	7,307
Total partners’ capital	761,898	507,146
Total liabilities and partners’ capital	$2,677,118	$2,105,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$182,673	$154,033	$517,776	$451,901
Cost of sales (excluding depreciation and amortization)	70,100	62,068	202,167	178,596
Selling, general and administrative	22,830	18,143	65,439	57,288
Depreciation and amortization	38,828	34,095	110,643	102,319
Long-lived asset impairment	4,551	3,673	10,856	10,585
Interest expense, net	27,005	22,767	76,153	66,918
Debt extinguishment loss	—	—	3,653	—
Transaction-related costs	4,497	2	6,789	2,718
Other (income) loss, net	(7,622)	126	(8,483)	(555)
Income before income taxes	22,484	13,159	50,559	34,032
Provision for income taxes	919	546	2,034	648
Net income	$21,565	$12,613	$48,525	$33,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$21,565	$12,613	$48,525	$33,384
Other comprehensive income (loss)
Interest rate swap gain (loss), net of reclassifications to earnings	(1,415)	1,213	(9,960)	8,376
Amortization of terminated interest rate swaps	—	—	—	227
Total other comprehensive income (loss)	(1,415)	1,213	(9,960)	8,603
Comprehensive income	$20,150	$13,826	$38,565	$41,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except unit and per unit amounts)
(unaudited)

	Partners’ Capital				Accumulated Other Comprehensive Income (Loss)
	Common Units		General Partner Units
	Amount	Units	Amount	Units		Total
Balance at July 1, 2018	$497,875	70,231,036	$11,543	1,422,458	$11,866	$521,284
Contribution of capital	40					40
Cash distributions ($0.2432 per common unit)	(17,080)		(346)			(17,426)
Comprehensive income
Net income	12,362		251			12,613
Interest rate swap gain, net of reclassifications to earnings					1,213	1,213
Balance at September 30, 2018	$493,197	70,231,036	$11,448	1,422,458	$13,079	$517,724

Balance at July 1, 2019	$502,504	70,231,036	$11,876	1,422,458	$(1,238)	$513,142
Distribution of capital, net	(2,151)		(27)			(2,178)
Contribution of capital - excess of fair market value of equipment sold to Archrock over equipment purchased from Archrock	2,659		54			2,713
Cash distributions ($0.3075 per common unit)	(21,596)		(437)			(22,033)
Cash contributions from Archrock	39,353		797			40,150
Contribution for Elite Acquisition	209,954					209,954
Comprehensive income
Net income	21,137		428			21,565
Interest rate swap loss, net of reclassifications to earnings					(1,415)	(1,415)
Balance at September 30, 2019	$751,860	70,231,036	$12,691	1,422,458	$(2,653)	$761,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except unit and per unit amounts)
(unaudited)

	Partners’ Capital				Treasury Units		Accumulated Other Comprehensive Income (Loss)
	Common Units		General Partner Units
	Amount	Units	Amount	Units	Amount	Units		Total
Balance at January 1, 2018	$501,023	70,310,590	$11,582	1,421,768	$(2,341)	(113,609)	$4,476	$514,740
Issuance of common units for vesting of phantom units		53,091
Treasury units purchased					(250)	(19,036)		(250)
Issuance of general partner units			9	690				9
Contribution of capital, net	1,544							1,544
Cash distributions ($0.7492 per common unit)	(52,651)		(1,066)					(53,717)
Unit-based compensation expense	314							314
Impact of adoption of ASC 606 Revenue	12,462		252					12,714
Impact of adoption of ASU 2017-12	375		8					383
Merger-related adjustments	(2,591)	(132,645)			2,591	132,645		—
Comprehensive income
Net income	32,721		663					33,384
Interest rate swap gain, net of reclassifications to earnings							8,376	8,376
Amortization of terminated interest rate swaps							227	227
Balance at September 30, 2018	$493,197	70,231,036	$11,448	1,422,458	$—	—	$13,079	$517,724

Balance at January 1, 2019	$488,209	70,231,036	$11,630	1,422,458	$—	—	$7,307	$507,146
Distribution of capital, net	(5,419)		(137)					(5,556)
Contribution of capital - excess of fair market value of equipment sold to Archrock over equipment purchased from Archrock	6,926		140					7,066
Cash distributions ($0.7875 per common unit)	(55,307)		(1,120)					(56,427)
Cash contributions from Archrock	59,936		1,214					61,150
Contribution for Elite Acquisition	209,954							209,954
Comprehensive income
Net income	47,561		964					48,525
Interest rate swap loss, net of reclassifications to earnings							(9,960)	(9,960)
Balance at September 30, 2019	$751,860	70,231,036	$12,691	1,422,458	$—	—	$(2,653)	$761,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$48,525	$33,384
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	110,643	102,319
Long-lived asset impairment	10,856	10,585
Amortization of deferred financing costs	4,569	4,371
Amortization of debt discount	726	1,049
Amortization of terminated interest rate swaps	—	227
Debt extinguishment loss	3,653	—
Interest rate swaps	(1,063)	166
Unit-based compensation expense	—	314
Provision for doubtful accounts	449	773
Gain on sale of property, plant and equipment	(8,098)	(621)
Deferred income tax provision	1,659	294
Amortization of contract costs	13,972	7,962
Deferred revenue recognized in earnings	(13,951)	(9,326)
Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	1,210	(5,881)
Contract costs, net	(18,934)	(21,176)
Deferred revenue	13,483	14,010
Other assets and liabilities	23,881	13,810
Net cash provided by operating activities	191,580	152,260
Cash flows from investing activities:
Capital expenditures	(284,760)	(217,692)
Proceeds from sale of property, plant and equipment	48,457	17,336
Proceeds from insurance and other settlements	2,830	252
Loans receivable due from Archrock, net	(31,350)	(53,500)
Cash paid in Elite Acquisition	(214,233)	—
Net cash used in investing activities	(479,056)	(253,604)
Cash flows from financing activities:
Borrowings of long-term debt	1,685,250	425,830
Repayments of long-term debt	(1,386,250)	(273,636)
Payments for debt issuance costs	(8,829)	(3,332)
Proceeds from (payments for) settlement of interest rate swaps that include financing elements	1,123	(61)
Distributions paid to unitholders	(56,427)	(53,717)
Contributions from Archrock	61,150	—
Net proceeds from issuance of general partner units	—	9
Purchases of treasury units	—	(250)
Decrease in amounts due to Archrock, net	(8,631)	(1,334)
Net cash provided by financing activities	287,386	93,509
Net decrease in cash	(90)	(7,835)
Cash, beginning of period	264	8,078
Cash, end of period	$174	$243
Supplemental disclosure of non-cash investing and financing transactions:
Contribution of capital for Elite Acquisition	$209,954	$—
Contribution of capital for equipment overhauls and swaps	1,328	1,544
Distribution of capital for net book value difference of intercompany equipment sales	(6,884)	—
Contribution of capital for net excess of fair market value of intercompany equipment sales	7,066	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCHROCK PARTNERS, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In April 2018, Archrock completed the acquisition of all of our outstanding common units that it did not already own and, as a result, we became its wholly-owned subsidiary. See Note 11 (“Partners’ Capital”) for further details of the Merger.

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

2. Recent Accounting Developments

Accounting Standards Updates Implemented

Leases

ASC 842 Leases establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. We are a party to leases in our contract operations services agreements. We adopted ASC 842 Leases on January 1, 2019, and determined that ASC 842 Leases does not have an impact on our condensed consolidated financial statements.

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

Goodwill

On October 1, 2019, we prospectively adopted ASU 2017-04 which simplifies the test for goodwill impairment by eliminating Step 2 in the test for goodwill impairment, which required an entity to calculate the implied fair value of goodwill. Under this amendment, an entity should perform its goodwill impairment test on at least an annual basis by comparing the fair value of a reporting unit, including any income tax effects from any tax deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

Accounting Standards Updates Not Yet Implemented

In August 2018, the FASB issued ASU 2018-13 which amends the required fair value measurements disclosures related to valuation techniques and inputs used, uncertainty in measurement and changes in measurements applied. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the impact of ASU 2018-13 on our consolidated financial statements and footnote disclosures.

In June 2016, the FASB issued ASU 2016-13 which changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in earlier recognition of allowance for losses. For public entities that meet the definition of an SEC filer, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements and footnote disclosures.

3. Business Transactions

Elite Acquisition

On August 1, 2019, the Elite Acquisition was completed whereby we and Archrock acquired from Elite Compression substantially all of its assets and certain liabilities. As part of the transaction, Archrock assigned to us the obligation to directly purchase from Elite Compression a fleet of predominantly large compressor units comprising approximately 430,000 horsepower and the units’ associated customer contracts, accounts receivable and liabilities for aggregate consideration consisting of $209.2 million in cash, which was funded with borrowings on our Credit Facility, and a non-cash capital contribution from Archrock of $210.0 million. The purchase price paid is subject to customary post-closing adjustments in accordance with the terms of the acquisition's asset purchase agreement.

The Elite Acquisition was accounted for using the acquisition method which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The preliminary allocation of the purchase price, which is subject to certain adjustments, was based upon preliminary valuations and our estimates and assumptions are subject to change upon the completion of management’s review of the final valuations. We are in the process of finalizing valuations related to property, plant and equipment, identifiable intangible assets and goodwill. Post-closing adjustments to the purchase price could impact future depreciation and amortization expense as well as income tax expense. The final valuation of net assets acquired is expected to be completed as soon as possible, but no later than one year from the acquisition date.

The following table summarizes the preliminary purchase price allocation based on the estimated fair values of the acquired assets and liabilities as of the acquisition date (in millions):

Accounts receivable	$9.0
Property, plant and equipment	279.6
Intangible assets	29.1
Goodwill	104.1
Accrued liabilities	(2.6)
Purchase price	$419.2

The preliminary amount of property, plant and equipment is primarily comprised of compression equipment that will be depreciated on a straight-line basis over an estimated average remaining useful life of 15 years.

The intangible assets consist of customer relationships that have an estimated useful life of 15 years. The preliminary amount of intangible assets and their associated useful life were determined based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows.

The preliminary amount of goodwill resulting from the acquisition is attributable to the expansion of our services in various regions in which we currently operate. The goodwill recorded is considered to have an indefinite life and will be reviewed annually for impairment or more frequently if indicators of potential impairment exist. All of the goodwill recorded for this acquisition is expected to be deductible for U.S. federal income tax purposes.

The results of operations attributable to the assets and liabilities acquired in the Elite Acquisition have been included in our condensed consolidated financial statements since the date of acquisition. Revenue attributable to the assets acquired from the date of acquisition, August 1, 2019, through September 30, 2019 was $13.1 million. We are unable to provide earnings attributable to the assets and liabilities acquired since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets and liabilities.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information for the three and nine months ended September 30, 2019 and 2018 was derived by adjusting our historical financial statements in order to give effect to the assets and liabilities acquired in the Elite Acquisition. The Elite Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2018, and reflects the following:

•	the acquisition of Elite Compression’s fleet of compressor units comprising approximately 430,000 horsepower and the units’ associated customer contracts, accounts receivable and liabilities;

•	borrowings of $209.2 million under the Credit Facility for cash consideration exchanged in the acquisition; and

•
the exclusion of $4.5 million and $6.8 million of financial advisory, legal and other professional fees incurred related to the acquisition and recorded to transaction-related costs in our condensed consolidated statements of operations during the three and nine months ended September 30, 2019, respectively.

The unaudited pro forma financial information below is presented for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$189,229	$172,721	$562,054	$508,807
Net income	27,957	15,281	63,735	42,188

Harvest Sale

On August 1, 2019, we and Archrock completed an asset sale in which Harvest acquired from us approximately 80,000 active and idle compression horsepower for cash consideration of $27.1 million. We recorded a $6.7 million gain on this sale to other (income) loss, net in our condensed consolidated statements of operations during the three and nine months ended September 30, 2019.

4. Related Party Transactions

Hilcorp and Affiliates

In connection with the closing of the Elite Acquisition, Archrock issued 21,656,683 shares of Archrock common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of Archrock’s outstanding common stock, it will have the right to designate one director to the Archrock board of directors. On August 1, 2019, Jeffery D. Hildebrand, founder and executive chairman of Hilcorp, was elected to the Archrock board of directors. As of September 30, 2019, JDH Capital owned 14.3% of Archrock’s outstanding common stock.

Revenue from Hilcorp and affiliates was $8.3 million and $1.5 million during the three months ended September 30, 2019 and 2018, respectively, and $16.8 million and $4.8 million during the nine months ended September 30, 2019 and 2018, respectively. Accounts receivable, net due from Hilcorp and affiliates were $4.5 million and $2.6 million as of September 30, 2019 and December 31, 2018, respectively.

Revolving Loan Agreement with Archrock

In conjunction with the closing of the Merger, we entered into the Revolving Loan Agreement with Archrock under which we may make loans to Archrock from time to time in an aggregate amount not to exceed the Credit Facility’s outstanding balance. The Revolving Loan Agreement matures on the maturity date of our Credit Facility. Interest on amounts loaned under the Revolving Loan Agreement is payable to us on a monthly basis and is calculated as a proportion of our total interest expense on the Credit Facility.

At September 30, 2019, the balance of outstanding borrowings under the Revolving Loan Agreement was $51.4 million. We recorded interest income earned on loans to Archrock under the Revolving Loan Agreement, which was included in interest expense, net in our condensed consolidated statements of operations, of $0.3 million and $0.7 million during the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $1.3 million during the nine months ended September 30, 2019 and 2018, respectively.

Common Control Transactions with Archrock

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

Sales of Compression Equipment

If Archrock determines in good faith that we or Archrock’s contract operations business needs to sell compression equipment between Archrock and us, the Omnibus Agreement permits such transactions if it will not cause us to breach any existing contracts, suffer a loss of revenue under any existing contract operations services contracts or incur any unreimbursed costs. As consideration for the sale of compression equipment, the transferee makes a distribution to or receives a contribution from the transferor in an amount equal to the net book value of the compression equipment sold. In addition, the transferee makes a distribution to or receives a contribution from the transferor in an amount equal to the fair market value in excess of the net book value of the compression equipment sold.

The following table summarizes compressor unit sales activity between Archrock and us (dollars in thousands):

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Sold to Archrock	Purchased from Archrock	Sold to Archrock	Purchased from Archrock
Compressor units	16	22	51	81
Horsepower	11,109	9,842	27,410	29,961
Net book value	$6,387	$5,059	$20,723	$13,839

During the three and nine months ended September 30, 2019, we recorded capital distributions of $1.3 million and $6.9 million, respectively, related to the difference in net book value of the compression equipment sold to and acquired from Archrock. In addition, in accordance with the Omnibus Agreement, we recorded capital contributions of $2.7 million and $7.1 million during the three and nine months ended September 30, 2019, respectively, which represented the net excess of the fair market value of the equipment sold to Archrock over the equipment purchased from Archrock. No customer contracts were included in these sales.

Sales of Overhauls

During the three months ended September 30, 2019 and 2018, we distributed to Archrock $0.9 million and Archrock contributed to us less than $0.1 million, respectively, related to the completion of overhauls on compression equipment that was sold to us and where the overhauls were in progress on the date of the sale. Archrock contributed to us $1.3 million and $1.7 million related to the completion of such overhauls during the nine months ended September 30, 2019 and 2018, respectively.

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

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Credit Facility	$988,500	$839,500

2027 Notes	500,000	—
Less: Deferred financing costs, net of amortization	(8,275)	—
	491,725	—

2022 Notes	350,000	350,000
Less: Debt discount, net of amortization	(2,230)	(2,766)
Less: Deferred financing costs, net of amortization	(2,520)	(3,133)
	345,250	344,101

2021 Notes	—	350,000
Less: Debt discount, net of amortization	—	(1,789)
Less: Deferred financing costs, net of amortization	—	(2,311)
	—	345,900
Long-term debt	$1,825,475	$1,529,501

Credit Facility

As of September 30, 2019, there were $15.2 million letters of credit outstanding under the Credit Facility and the applicable margin on borrowings outstanding was 2.7%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 4.9% and 5.4% at September 30, 2019 and December 31, 2018, respectively. We incurred $0.4 million and $0.6 million in commitment fees on the daily unused amount of the Credit Facility during the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $1.7 million during the nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019, the ratio requirements above did not constrain our undrawn capacity and as such, all of the $246.3 million of undrawn capacity was available for additional borrowings. As of September 30, 2019, we were in compliance with all covenants under the Credit Facility agreement.

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

Redemption of 2021 Notes

On April 5, 2019, the 2021 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $0.2 million with borrowings from the Credit Facility. We recorded a debt extinguishment loss of $3.7 million related to the redemption during the nine months ended September 30, 2019.

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

6. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
0 - 1,000 horsepower per unit	$60,594	$55,215	$176,581	$164,031
1,001 - 1,500 horsepower per unit	76,033	63,806	213,786	187,890
Over 1,500 horsepower per unit	45,736	34,156	126,445	98,056
Other (1)	310	856	964	1,924
Total revenue (2)	$182,673	$154,033	$517,776	$451,901
——————

(1)	Primarily relates to fees associated with owned non-compressor equipment.

(2)
Included $1.6 million and $1.4 million for the three months ended September 30, 2019 and 2018, respectively, and $5.9 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively, related to billable maintenance on owned units that was recognized at a point in time. All other revenue is recognized over time.

Performance Obligations

As of September 30, 2019, we had $434.0 million of remaining performance obligations related to our contract operations services. We have elected to apply the practical expedient to not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year. The remaining performance obligations will be recognized through 2024 as follows (in thousands):

	2019	2020	2021	2022	2023	2024	Total
Remaining performance obligations	$105,964	$190,451	$98,044	$34,878	$4,090	$563	$433,990

Contract Balances

As of September 30, 2019 and December 31, 2018, our receivables from contracts with customers, net of allowance for doubtful accounts, were $96.9 million and $78.6 million, respectively.

Freight billings to customers for the transport of compressor assets and customer-specified modifications of compressor assets often result in a contract liability. As of September 30, 2019 and December 31, 2018, our contract liabilities were $9.2 million and $9.7 million, respectively, which were included in deferred revenue and other liabilities in our condensed consolidated balance sheets. We recognized $14.0 million of our December 31, 2018 contract liability balance as revenue during the nine months ended September 30, 2019.

7. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

At September 30, 2019, the following interest rate swaps, entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates, were outstanding (in millions):

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

We expect the hedging relationship to be highly effective as the swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $0.4 million of the deferred loss attributable to interest rate swaps included in accumulated other comprehensive income (loss) at September 30, 2019 will be reclassified into earnings as interest expense at then-current values during the next 12 months as the underlying hedged transactions occur.

As of September 30, 2019, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%.

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated balance sheets (in thousands):

	September 30, 2019	December 31, 2018
Derivative asset	$73	$3,185
Other assets	—	4,122
Total derivative assets	$73	$7,307

Derivative liability	$(456)	$—
Other liabilities	(2,270)	—
Total derivative liabilities	$(2,726)	$—

The following tables present the effect of our derivative instruments designated as cash flow hedging instruments on our condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pre-tax gain (loss) recognized in other comprehensive income (loss)	$(933)	$1,642	$(7,761)	$8,583
Pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense, net	482	429	2,199	(20)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total amount of interest expense, net in which the effects of cash flow hedges are recorded	$27,005	$22,767	$76,153	$66,918
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense, net	482	429	2,199	582

See Note 8 (“Fair Value Measurements”) for further details on our derivative instruments.

8. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

On a quarterly basis, our interest rate swap derivative instruments are valued based on the income approach (discounted cash flow) using market observable inputs, including London Interbank Offered Rate forward curves. These fair value measurements are classified as Level 2. The following table presents our derivative asset and liability measured at fair value on a recurring basis, with pricing levels as of the date of valuation (in thousands):

	September 30, 2019	December 31, 2018
Derivative asset	$73	$7,307
Derivative liability	(2,726)	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the nine months ended September 30, 2019, we recorded non-recurring fair value measurements related to our idle and previously-culled compressor units. Our estimate of the compressor units’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressor units was $1.3 million and $1.0 million at September 30, 2019 and December 31, 2018, respectively. See Note 9 (“Long-Lived Asset Impairment”) for further details.

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

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table summarizes the carrying amount and fair value of our fixed rate debt (in thousands):

	September 30, 2019	December 31, 2018
Carrying amount of fixed rate debt (1)	$836,975	$690,001
Fair value of fixed rate debt	887,000	674,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 5 (“Long-Term Debt”).

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

The following table presents the results of our impairment review (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Idle compressor units retired from the active fleet	40	35	130	140
Horsepower of idle compressor units retired from the active fleet	19,000	14,000	51,000	44,000
Impairment recorded on idle compressor units retired from the active fleet	$4,551	$3,673	$10,856	$10,585

10. Income Taxes

Unrecognized Tax Benefits

As of September 30, 2019, we believe it is reasonably possible that $1.2 million of our unrecognized tax benefits, including penalties and interest, will be reduced prior to September 30, 2020 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities which could materially differ from this estimate.

11. Partners’ Capital

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

Cash Distributions

As of the closing of the Merger, any distributions are paid to Archrock as the owner of all outstanding common and general partner units. On October 28, 2019, our board of directors approved a cash distribution of $0.3075 per common unit, or approximately $22.0 million, to be paid to Archrock on November 13, 2019.

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

In addition, Archrock is substantially self-insured for worker’s compensation and employee group health claims in view of the relatively high per-incident deductibles it absorbs under its insurance arrangements for these risks. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of September 30, 2019 and December 31, 2018, we accrued $1.2 million and $3.2 million for the outcomes of non-income-based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income-based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

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

Financial Results of Operations

The following table presents our results for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Revenue	$517,776	$451,901
Cost of sales (excluding depreciation and amortization)	202,167	178,596
Selling, general and administrative	65,439	57,288
Depreciation and amortization	110,643	102,319
Long-lived asset impairment	10,856	10,585
Interest expense, net	76,153	66,918
Debt extinguishment loss	3,653	—
Transaction-related costs	6,789	2,718
Other income, net	(8,483)	(555)
Provision for income taxes	2,034	648
Net income	$48,525	$33,384

Revenue. The increase in revenue during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in contract operations rates driven by an increase in customer demand, an increase in average operating horsepower and $13.1 million of revenue associated with the compressor units acquired in the Elite Acquisition during the nine months ended September 30, 2019.

Cost of sales (excluding depreciation and amortization). The increase in cost of sales (excluding depreciation and amortization) during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily driven by increases in maintenance, freight and lube oil expense associated with the increase in average operating horsepower.

Selling, general and administrative. SG&A is primarily comprised of an allocation of expenses, including costs for personnel support and related expenditures, from Archrock to us pursuant to the terms of the Omnibus Agreement. The increase in SG&A was primarily due to an increase in costs allocated to us by Archrock and an increase in sales and use tax expense. The increase in costs allocated to us by Archrock was driven by an overall increase in SG&A incurred by Archrock and an increase in our available horsepower as compared to the combined available horsepower of Archrock and us.

Depreciation and amortization. The increase in depreciation and amortization expense during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in depreciation expense associated with fixed asset additions and assets purchased from Archrock, which more than offset a decrease in expense from assets reaching the end of their useful lives, asset retirements and the impact of asset impairments during 2018 and 2019. The increase in depreciation expense was partially offset by a decrease in amortization expense resulting from certain intangible assets reaching the end of their useful lives.

Long-lived asset impairment. During the nine months ended September 30, 2019 and 2018, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 9 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Idle compressor units retired from the active fleet	130	140
Horsepower of idle compressor units retired from the active fleet	51,000	44,000
Impairment recorded on idle compressor units retired from the active fleet	$10,856	$10,585

Interest expense, net. The increase in interest expense, net during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to an increase in the average outstanding balance of long-term debt, partially offset by a decrease in the weighted average effective interest rate.

Debt extinguishment loss. We recorded a debt extinguishment loss of $3.7 million during the nine months ended September 30, 2019 as a result of the redemption of our 2021 Notes. See Note 5 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. During the nine months ended September 30, 2019, we incurred $6.8 million of financial advisory, legal and other professional fees related to the Elite Acquisition. During the nine months ended September 30, 2018, we incurred $2.7 million of such fees related to the Merger. See Note 3 (“Business Transactions”) and Note 11 (“Partners’ Capital”) to our Financial Statements for further details of these transactions.

Other income, net. The increase in other income, net during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to a $7.5 million increase in the gain on sale of property, plant and equipment, of which $6.7 million related to the Harvest Sale completed in August 2019, and income of $0.3 million related to equipment damaged at a customer site during the nine months ended September 30, 2019. See Note 3 (“Business Transactions”) to our Financial Statements for further details of the Harvest Sale.

Provision for income taxes. The increase in provision for income taxes during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to the release of an unrecognized tax benefit due to the settlement of a tax audit during the nine months ended September 30, 2018.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of September 30, 2019 our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors

The following risk factors became significant to us in the third quarter of 2019 and should be read in conjunction with the risk factors previously disclosed in our 2018 Form 10-K.

The Elite Acquisition may require significant time and attention of our management, and we may not achieve the intended benefits of the transaction as and when expected, or at all. Difficulties with the integration of the Elite Compression business and workforce could have an adverse effect on our business.

On August 1, 2019, we and Archrock completed the Elite Acquisition whereby we acquired from Elite Compression substantially all of its assets and liabilities. See Note 3 (“Business Transactions”) to our Financial Statements for further details of this transaction.

The integration of Elite Compression will continue to require significant expense, time and the attention of our management, which may divert resources away from the operation of our business and the execution of our other strategic initiatives. In addition, Archrock now operates a larger combined organization and the difficulties associated with integrating the acquired assets, infrastructure and personnel into its existing operations may require additional time or expense. We do not have any of our own employees, but rather rely on Archrock’s employees to operate our business. Archrock’s and Elite Compression’s employees may also be uncertain about their future roles within Archrock subsequent to the completion of the Elite Acquisition, which could lead to departures and increased expenses related to hiring and training new employees. Further, we may not realize the benefits we expect to realize from the Elite Acquisition. Any such difficulties could have an adverse effect on our business, results of operations and financial condition.

Further, we may not be successful in integrating the Elite Acquisition into our existing operations within our anticipated timeframe, which may result in unforeseen operational difficulties and expenses, diminish our financial performance or require a disproportionate amount of our management’s attention to address. In addition, the acquired business or assets may perform at levels below the levels Archrock anticipated at the time of acquiring such business or assets due to factors beyond its control. As a result, there can be no assurance that the Elite Acquisition will deliver the benefits anticipated by us, and any failure to create such benefits may result in a negative impact to, or material adverse effect on, our business, results of operations and financial condition.

The Elite Acquisition resulted in our dependence on Hilcorp for a significant portion of our revenue. The loss of business with Hilcorp or the inability or failure of Hilcorp to meet its payment obligations may adversely affect our financial results.

In connection with the Elite Acquisition, Elite Compression’s contract operations services agreements transferred to us and we expect that Hilcorp, the primary customer of Elite Compression, will account for a significant portion of our future revenue.

During the year ended December 31, 2018, Hilcorp accounted for approximately 1% of our revenue. With the closing of the Elite Acquisition, we estimate that Hilcorp will become one of our most significant customers. Any loss of business from Hilcorp, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Hilcorp to meet its payment obligations could have a material adverse effect on our business, results of operations and financial condition.

Following the closing of the Elite Acquisition, an affiliate of Hilcorp now holds a significant portion of Archrock’s common stock, and Hilcorp’s interest as an equity holder may conflict with our interests or those of our noteholders.

In connection with the closing of the Elite Acquisition, JDH Capital, an affiliate of Hilcorp, received 21,656,683 shares of Archrock common stock, representing 14.3% of outstanding Archrock common stock as of September 30, 2019. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of the outstanding Archrock common stock, it will have the right to nominate one director to the Archrock board of directors. Given its ownership level and board representation, JDH Capital may have some influence over our operations and strategic direction and may have interests that conflict with the interests of our debt holders.

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

101.1*	Interactive data files pursuant to Rule 405 of Regulation S-T
104.1*	Cover page interactive data files pursuant to Rule 406 of Regulation S-T

*	Filed herewith.

**	Furnished, not filed.

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

October 30, 2019