Form 10-K
period 2019-12-31
Archrock Partners, L.P.
filed 2020-02-21
CIK 1367064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K

(MARK ONE)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(281) 836-8000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
None	N/A	None
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of February 19, 2020, there were 70,231,036 common units outstanding, all of which were held indirectly by Archrock, Inc.
______________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE: NONE

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2006 LTIP	Archrock Partners, L.P. Long Term Incentive Plan, adopted in October 2006
2017 LTIP	Archrock Partners, L.P. Long Term Incentive Plan, adopted in April 2017
2019 Form 10-K	Archrock Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2019
2021 Notes	$350.0 million of 6% senior notes due April 2021, issued in March 2013
2022 Notes	$350.0 million of 6% senior notes due October 2022, issued in April 2014
2027 Notes	$500.0 million of 6.875% senior notes due April 2027, issued in March 2019
2028 Notes	$500.0 million of 6.25% senior notes due April 2028, issued in December 2019
Amendment No. 1	Amendment No. 1 to Credit Agreement dated February 23, 2018, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Amendment No. 2	Amendment No. 2 to Credit Agreement, dated November 8, 2019, which amended that Credit Agreement, dated as of March 30, 2017, which governs the Credit Facility
Anadarko	Anadarko Petroleum Company
Archrock
Prior to the Merger: Archrock, Inc., individually and together with its wholly-owned subsidiaries
Subsequent to the Merger: Archrock, Inc., individually and together with its wholly-owned subsidiaries, excluding the Partnership

ASC 606 Revenue	Accounting Standards Codification Topic 606 Revenue from Contracts with Customers
ASC 842 Leases	Accounting Standards Codification Topic 842 Leases
ASU 2016-13	Accounting Standards Update No. 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2017-04	Accounting Standards Update No. 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
ASU 2017-12	Accounting Standards Update No. 2017-12—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-13	Accounting Standards Update No. 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
ASU 2019-12	Accounting Standards Update No. 2019-12—Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes
BLM	U.S. Department of the Interior’s Bureau of Land Management
CAA	Clean Air Act
Credit Facility	$1.25 billion asset-based revolving credit facility, as amended by Amendment No. 2
Debt Agreements	Credit Facility, 2022 Notes, 2027 Notes and 2028 Notes, collectively
EBITDA	Earnings before interest, taxes, depreciation and amortization
Elite Acquisition	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into by Archrock and Elite Compression on June 23, 2019
Elite Compression	Elite Compression Services, LLC
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Financial Statements	Consolidated financial statements included in Part IV, Item 15 of this 2019 Form 10-K
Former Credit Facility	$825.0 million revolving credit facility and $150.0 million term loan, terminated in March 2017
GAAP	U.S. generally accepted accounting principles
General Partner	Archrock General Partner, L.P., the Partnership’s general partner and an indirect, wholly-owned subsidiary of Archrock
Harvest	Harvest Four Corners, LLC
Harvest Sale	Transaction completed on August 1, 2019 pursuant to the Asset Purchase Agreement entered into by Archrock and Harvest on June 23, 2019
Hilcorp	Hilcorp Energy Company

JDH Capital	JDH Capital Holdings, L.P.
LIBOR	London Interbank Offered Rate
Merger
Transaction completed on April 26, 2018 in which Archrock acquired all of the Partnership’s outstanding common units not already owned by Archrock pursuant to the Agreement and Plan of Merger, dated as of January 1, 2018, among Archrock and the Partnership, which was amended by Amendment No. 1 to Agreement and Plan of Merger on January 11, 2018

NAAQS	National Ambient Air Quality Standards
NSPS	New Source Performance Standards
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

OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

We meet the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this 2019 Form 10-K the information called for by the following sections:

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

FORWARD-LOOKING STATEMENTS

This 2019 Form 10-K contains “forward-looking statements.” All statements other than statements of historical fact contained in this 2019 Form 10-K are forward-looking statements including, without limitation, statements regarding our business growth strategy and projected costs; future financial position; the sufficiency of available cash flows to fund continuing operations and make cash distributions; anticipated cost savings; future revenue and other financial or operational measures related to our business; the future value of our equipment; and plans and objectives of our management for our future operations. You can identify many of these statements by words such as “believe,” “expect,” “intend,” “project,” “anticipate,” “estimate,” “will continue” or similar words or the negative thereof.

Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this 2019 Form 10-K. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, no assurance can be given that these expectations will prove to be correct. Known material factors that could cause our actual results to differ materially from those in these forward-looking statements are described in Part I Item 1A “Risk Factors” and Part II Item 7 “Management’s Narrative Analysis of Results of Operations” of this 2019 Form 10-K.

All forward-looking statements included in this 2019 Form 10-K are based on information available to us on the date of this 2019 Form 10-K. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this 2019 Form 10-K.

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

We do not have any employees. Pursuant to our Omnibus Agreement with Archrock, we reimburse Archrock for the allocated cost of its personnel who provide direct and indirect support for our operations.

Recent Business Developments

2028 Notes Offering

On December 20, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior notes due April 2028. We received net proceeds of $491.8 million after issuance costs, which were used to repay borrowings outstanding under our Credit Facility. See Note 8 (“Long-Term Debt”) to our Financial Statements for further details of this transaction.

Amendment to the Credit Facility

On November 8, 2019, we entered into Amendment No. 2, which extended the maturity date of, and changed the applicable margins for borrowings under, our Credit Facility. See Note 8 (“Long-Term Debt”) to the Financial Statements for further details of this amendment.

Elite Acquisition

On August 1, 2019, the Elite Acquisition was completed whereby we and Archrock acquired from Elite Compression substantially all of its assets and certain liabilities. As part of the transaction, Archrock assigned to us the obligation to directly purchase from Elite Compression a fleet of predominantly large compressors comprising approximately 430,000 horsepower and the units’ associated customer contracts, accounts receivable and liabilities for aggregate consideration consisting of $213.9 million in cash and a non-cash capital contribution from Archrock of $210.0 million.

Harvest Sale

On August 1, 2019, we and Archrock completed an asset sale in which Harvest acquired from us approximately 80,000 active and idle compression horsepower for cash consideration of $27.1 million. We recorded a $6.7 million gain on the sale of these assets in the third quarter of 2019.

See Note 4 (“Business Transactions”) to the Financial Statements for further details of the Elite Acquisition and the Harvest Sale.

2027 Notes Offering and 2021 Notes Extinguishment

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027. We received net proceeds of $491.2 million after issuance costs, which were used to repay borrowings outstanding under our Credit Facility.

On April 5, 2019, we repaid the 2021 Notes with borrowings from our Credit Facility.

See Note 8 (“Long-Term Debt”) to our Financial Statements for further details of these transactions.

Contract Operations Services Overview

We provide comprehensive contract operations services including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs.

Natural gas compression is a mechanical process whereby the pressure of a given volume of natural gas is increased to a desired higher pressure for transportation from one point to another. It is essential to the production and transportation of natural gas. Compression is typically required several times during the natural gas production and transportation cycle including (i) at the wellhead, (ii) throughout gathering and distribution systems, (iii) into and out of processing and storage facilities and (iv) along intrastate and interstate pipelines. Our service offerings focus primarily on the wellhead, gas lift and midstream applications within the cycle.

Our contract operations services are based on the operating specifications at the customer location and each customer’s unique needs and include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining the equipment. We repackage or reconfigure our existing fleet to adapt to our customers’ compression needs and work closely with our customers’ field service personnel so that the compression services can be adjusted to efficiently match changing characteristics of the reservoir and the natural gas produced. We primarily utilize reciprocating compressors driven by natural gas-powered engines.

The following table summarizes the size of our natural gas compression fleet as of December 31, 2019:

	Number of Units	Aggregate Horsepower (in thousands)	% of Horsepower
0 — 1,000 horsepower per unit	3,889	1,049	26%
1,001 — 1,500 horsepower per unit	1,439	1,936	48%
Over 1,500 horsepower per unit	531	1,066	26%
Total	5,859	4,051	100%

Item 1A. Risk Factors

As described in “Forward-Looking Statements,” this 2019 Form 10-K contains forward-looking statements regarding us, our business and our industry. The risk factors described below, among others, could cause our actual results to differ materially from the expectations reflected in the forward-looking statements. If any of the following risks actually occur, our business, financial condition and results of operations could be negatively impacted.

We may not achieve the intended benefits of the Elite Acquisition as and when expected, or at all, which could have an adverse effect on our business.

On August 1, 2019, we and Archrock completed the Elite Acquisition whereby we acquired from Elite Compression substantially all of its assets and liabilities. See Note 4 (“Business Transactions”) to our Financial Statements for further details of this transaction.

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

Further, the acquired business or assets may perform at levels below the levels Archrock anticipated at the time of acquiring such business or assets due to factors beyond its control. As a result, there can be no assurance that the Elite Acquisition will deliver the benefits anticipated by us, and any failure to create such benefits may result in a negative impact to, or material adverse effect on, our business, results of operations and financial condition.

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

During the years ended December 31, 2019, 2018 and 2017, Hilcorp accounted for 4%, 1% and 1% of our revenue, respectively. With the closing of the Elite Acquisition, we estimate that Hilcorp will become one of our most significant customers. Any loss of business from Hilcorp, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Hilcorp to meet its payment obligations could have a material adverse effect on our business, results of operations and financial condition.

Following the closing of the Elite Acquisition, an affiliate of Hilcorp now holds a significant portion of Archrock’s common stock, and Hilcorp’s interest as an equity holder may conflict with our interests or those of our noteholders.

In connection with the closing of the Elite Acquisition, JDH Capital, an affiliate of Hilcorp, received 21.7 million shares of Archrock common stock, representing 14.3% of outstanding Archrock common stock as of December 31, 2019. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of the outstanding Archrock common stock, it will have the right to nominate one director to the Archrock Board of Directors. Given its ownership level and board representation, JDH Capital may have some influence over our operations and strategic direction and may have interests that conflict with the interests of Archrock’s other equity holders and our debt holders.

We have a substantial amount of debt that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

At December 31, 2019, we had $1.8 billion in outstanding debt obligations net of unamortized debt discounts and unamortized deferred financing costs. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors.

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

Our Debt Agreements contain various covenants with which we must comply, including, but not limited to, restrictions on the use of proceeds from borrowings, limitations on the incurrence of indebtedness, investments, acquisitions, making loans, liens on assets, repurchasing equity, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility also contains various covenants requiring mandatory prepayments from the net cash proceeds of certain asset transfers. In addition, if as of any date we have cash (other than proceeds from a debt or equity issuance in the 30 days prior to such date reasonably expected to be used to fund an acquisition permitted under the Credit Facility) in excess of $50.0 million, then such excess amount will be used to pay down outstanding borrowings of a corresponding amount under the Credit Facility.

The Credit Facility is also subject to financial covenants, including the following ratios, as defined in its agreement:

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

As of December 31, 2019, we were in compliance with all financial covenants under the Debt Agreements.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations, including our senior notes and the Credit Facility.

Regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting civil and criminal investigations into whether the banks that contributed to the BBA in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA or any other administrator of LIBOR, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined, the phasing out of LIBOR or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. As a result, LIBOR may be discontinued by 2021. Furthermore, in the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates that could replace LIBOR include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. At this time, it is not possible to predict whether any such changes will occur, whether LIBOR will be phased out or any such alternative reference rates or other reforms to LIBOR will be enacted in the United Kingdom, the U.S. or elsewhere or the effect that any such changes, phase out, alternative reference rates or other reforms, if they occur, would have on the amount of interest paid on, or the market value of, our current or future debt obligations, including our senior notes and the Credit Facility. Uncertainty as to the nature of such potential changes, phase out, alternative reference rates or other reforms may materially adversely affect the trading market for LIBOR-based securities, including our senior notes, as well as the terms of the Credit Facility and any interest rate swaps or other derivative agreements to which we are a party. Reform of, or the replacement or phasing out of, LIBOR and proposed regulation of LIBOR and other “benchmarks” may materially adversely affect the market value of, the applicable interest rate on and the amount of interest paid on our current or future debt obligations, including our senior notes and the Credit Facility. In addition, even if we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR and other “benchmarks” and we may incur substantial losses as a result.

The erosion of the financial condition of our customers could adversely affect our business.

Many of our customers finance their exploration and production activities through cash flow from operations, the incurrence of debt or the issuance of equity. During times when the oil or natural gas markets weaken, our customers are more likely to experience a downturn in their financial condition. Additionally, some of our midstream customers may provide their gathering, transportation and related services to a limited number of companies in the oil and gas production business. A reduction in borrowing bases under reserve-based credit facilities, the lack of availability of debt or equity financing or other factors that negatively impact our customers’ financial condition could result in a reduction in our customers’ spending for our services, which may result in their cancellation of contracts or their determination not to enter into new natural gas compression service contracts. Furthermore, the loss by our midstream customers of their key customers could reduce demand for their services and result in a deterioration of their financial condition, which would in turn decrease their demand for our services. Reduced demand for our services could adversely affect our business, results of operations and financial condition. In addition, in the event of the financial failure of a customer, we could experience a loss on all or a portion of our outstanding accounts receivable associated with that customer.

We depend on Williams Partners and Anadarko for a significant portion of our revenue. The loss of our business with Williams Partners or Anadarko or the inability or failure of Williams Partners or Anadarko to meet their payment obligations may adversely affect our financial results.

During the years ended December 31, 2019, 2018 and 2017, Williams Partners accounted for 10%, 14% and 16%, respectively, of our revenue. During the years ended December 31, 2019, 2018 and 2017, Anadarko accounted for 7%, 9% and 10%, respectively, of our revenue. There is no guarantee that, upon the expiration of our existing services agreements with Williams Partners or Anadarko, Williams Partners or Anadarko will choose to renew these existing services agreements or enter into similar agreements with us. The loss of business with Williams Partners or Anadarko, unless offset by additional contract compression services revenue from other customers, or the inability or failure of Williams Partners or Anadarko to meet their payment obligations under contractual arrangements, could have a material adverse effect on our business, results of operations and financial condition.

The loss of any of our most significant customers would result in a decline in our revenue and could adversely affect our financial results.

Our five most significant customers collectively accounted for 30%, 33% and 37% of our revenue for the years ended December 31, 2019, 2018 and 2017, respectively. Our services are provided to these customers pursuant to contract compression services agreements, which typically have an initial term of 12 to 60 months and continue thereafter until terminated by either party with 30 days’ advance notice. The loss of all or even a portion of the services we provide to these customers, as a result of competition or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

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

The length of our contract operations services contracts with customers varies based on operating conditions and customer needs. Our initial contract terms typically are not long enough to enable us to recoup the cost of the equipment we utilize to provide contract operations services and these contracts are typically cancelable on short notice after the initial term. We cannot be sure that a substantial number of these contracts will be extended or renewed by our customers or that any of our customers will continue to contract with us. The inability to negotiate extensions or renew a substantial portion of our contract operations services contracts, the renewal of such contracts at reduced rates, the inability to contract for additional services with our customers or the loss of all or a significant portion of our services contracts with any significant customer could lead to a reduction in revenue and net income and could require us to record asset impairments. This could have a material adverse effect upon our business, results of operations and financial condition.

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

Due to our significant relationship with Archrock, adverse developments concerning Archrock could adversely affect us, even if we have not suffered any similar developments.

As a result of the Merger, we are a wholly-owned subsidiary of Archrock. Our access to Archrock’s personnel, logistical capabilities, geographic scope and operational efficiencies allows us to provide a full complement of contract operations services. In addition, we benefit from a number of arrangements in the Omnibus Agreement between us and Archrock (see Note 17 (“Related Party Transactions”) to our Financial Statements for further discussion of the Omnibus Agreement). A material adverse effect upon Archrock’s assets, liabilities, financial condition, business or operations could impact Archrock’s ability to continue to provide these benefits to us. As a result, we could experience a material adverse effect upon our business, results of operations and financial condition, even if we have not suffered any similar developments.

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

At December 31, 2019, we had $1.8 billion in outstanding debt obligations, net of unamortized debt discounts and unamortized deferred financing costs, consisting of $491.9 million outstanding of our 6.25% senior notes due April 2028, $492.0 million outstanding of our 6.875% senior notes due April 2027, $345.6 million outstanding of our 6% senior notes due October 2022 and $513.0 million outstanding under our Credit Facility. Our Credit Facility requires that we make mandatory prepayments of the revolving loan balance with the net cash proceeds of certain asset transfers. Borrowings under our Credit Facility bear interest at variable rates. We have effectively fixed a portion of the variable rate debt through the use of interest rate swaps; however, changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to Archrock. As of December 31, 2019, after taking into consideration interest rate swaps, we had $113.0 million of outstanding indebtedness that was effectively subject to variable interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at December 31, 2019 would result in an annual increase in our interest expense of $1.1 million. Any such increase in our interest expense could reduce the amount of cash we have available for other investments in our business.

Our agreement not to compete with Archrock could limit our ability to grow.

We have entered into an Omnibus Agreement with Archrock and several of its subsidiaries. The Omnibus Agreement includes certain agreements not to compete between us and our affiliates, on the one hand, and Archrock and its affiliates, on the other hand. This agreement not to compete with Archrock could limit our ability to grow. For further discussion of the Omnibus Agreement, see Note 17 (“Related Party Transactions”) to our Financial Statements.

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

In addition, we could face significant competition from new entrants into our industry. Some of our existing competitors or new entrants may expand or fabricate new compressors that would create additional competition for the services we provide to our customers. In addition, our customers may purchase and operate their own compression fleets in lieu of using our natural gas compression services. We also may not be able to take advantage of certain opportunities or make certain investments because of our debt levels and our other obligations. Any of these competitive pressures could have a material adverse effect on our business, results of operations and financial condition.

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

Our operations entail inherent risks including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas or well fluids, fires and explosions. These risks may expose us, as an equipment operator, to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. Archrock insures our property and operations against many of these risks; however, the insurance it carries may not be adequate to cover our claims or losses. Archrock’s insurance coverage includes property damage, general liability and commercial automobile liability and other coverage we believe is appropriate. Additionally, Archrock is substantially self-insured for workers’ compensation and employee group health claims in view of the relatively high per-incident deductibles it absorbs under its insurance arrangements for these risks and is also self-insured for property damage to its offshore assets. Further, insurance covering the risks we expect to face or in the amounts we desire may not be available in the future or, if available, the premiums may not be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be negatively impacted.

We indirectly depend on particular suppliers and are vulnerable to product shortages and price increases, which could have a negative impact on our results of operations.

Some of the parts and components used in our compressors are obtained by Archrock from a limited group of suppliers. Archrock’s reliance on these suppliers involves several risks, including price increases, inferior quality and a potential inability to obtain an adequate supply of required components in a timely manner. Archrock does not have long-term contracts with some of these suppliers, and its partial or complete loss of certain of these suppliers could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these components could have a negative impact on our results of operations.

Threats of cyber-attacks or terrorism could affect our business.

We may be threatened by problems such as cyber-attacks, computer viruses or terrorism that may disrupt our operations and harm our operating results. Our industry requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism and other causes. If our information technology systems were to fail and we were unable to recover in a timely way, we might be unable to fulfill critical business functions, which could have a material adverse effect on our business, results of operations and financial condition.

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

From time to time, we are subject to various claims, tax audits, litigation and other proceedings that could ultimately be resolved against us and require material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, tax audits, litigation and binding arbitration proceedings. We are currently, and may in the future become, subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future. See Part I Item 3 “Legal Proceedings” and Note 16 (“Commitments and Contingencies”) to our Financial Statements for additional information regarding certain legal proceedings to which we are a party.

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

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, in May 2013, the Texas Railroad Commission adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular or prohibit the performance of well drilling in general or hydraulic fracturing in particular. If new or more stringent U.S. federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our natural gas exploration and production customers operate, those customers could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities and perhaps even be precluded from drilling wells. Any such restrictions could reduce demand for our contract operations services, and as a result could have a material adverse effect on our business, financial condition and results of operations.

New regulations, proposed regulations and proposed modifications to existing regulations under the CAA, if implemented, could result in increased compliance costs.

On June 3, 2016, the EPA issued final regulations amending the NSPS for the oil and natural gas source category and applying to sources of emissions of methane and VOC from certain processes, activities and equipment that is constructed, modified or reconstructed after September 18, 2015. Specifically, the regulation contains both methane and VOC standards for several emission sources not previously covered by the NSPS, such as fugitive emissions from compressor stations and pneumatic pumps and methane standards for certain emission sources that are already regulated for VOC, such as equipment leaks at natural gas processing plants. The amendments also establish methane standards for a subset of equipment that the current NSPS regulates, including reciprocating compressors and pneumatic controllers, and extend the current VOC standards to the remaining unregulated equipment. In June 2017, the EPA proposed and took public comment on a two-year stay of the fugitive emissions requirements, well site pneumatic standards and closed vent certification. The EPA sought additional comment in November 2017 in support of the proposed rule, but has not finalized the two-year stay. In October 2018 and August 2019, the EPA proposed deregulatory amendments to the 2016 rule intended to streamline implementation, reduce duplicative EPA and state requirements and decrease the burden of compliance. The EPA has not yet issued a final rule based on either proposal. At this time, we do not believe that if finalized these rules will have a material adverse impact on our business, financial condition and results of operations.

On November 18, 2016, the BLM published final rules to reduce venting and flaring on federal and tribal lands. The rules set forth some novel requirements regarding leak detection inspections at compressor stations and imposed requirements to reduce emissions from pneumatic controllers and pumps, among other things. In December 2017, the BLM finalized suspension of certain requirements of the November 2016 final rule until January 2019. In September 2018, the BLM finalized a rule rescinding the novel requirements pertaining to waste-minimization plans, gas-capture percentages, well drilling, well completion and related operations, pneumatic controllers, pneumatic diaphragm pumps, storage vessels and leak detection and repair. The BLM also revised other provisions related to venting and flaring. California, New Mexico and various environmental groups filed a lawsuit challenging the September 2018 final rule, which is still pending.

On October 1, 2015, the EPA issued a new NAAQS ozone standard of 70 ppb, which is a reduction from the 75 ppb standard set in 2008. This new standard became effective on December 28, 2015, and the EPA completed designating attainment/non-attainment regions under the revised ozone standard in 2018. In November 2016, the EPA proposed an implementation rule for the 2015 NAAQS ozone standard, but the agency has yet to issue a final implementation rule. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our customers’ ability to obtain such permits and result in increased expenditures for pollution control equipment, the costs of which could be significant. By law, the EPA must review each NAAQS every five years. In December 2018, the EPA announced that it was retaining without significant revision the 2015 NAAQS ozone standard. The EPA has asked for information related to adverse effects that may result from various strategies for attainment and maintenance of NAAQS and is considering re-evaluating the extent to which the EPA can or should consider levels of background ozone when choosing a standard. The EPA expects to conclude the review by October 2020 as required by law. At this time, however, we cannot predict whether state implementation of the 2015 NAAQS ozone standard or the 2020 NAAQS ozone standard would have a material adverse impact on our business, financial condition and results of operations.

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

New environmental regulations and proposals similar to these, when finalized, and any other new regulations requiring the installation of more sophisticated pollution control equipment or the adoption of other environmental protection measures, could have a material adverse impact on our business, financial condition and results of operations.

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

Independent of Congress, the EPA has promulgated regulations controlling greenhouse gas emissions under its existing CAA authority. The EPA has adopted rules requiring many facilities, including petroleum and natural gas systems, to inventory and report their greenhouse gas emissions. These reporting obligations were triggered for one site we operated in 2019.

In addition, the EPA rules provide air permitting requirements for certain large sources of greenhouse gas emissions. The requirement for large sources of greenhouse gas emissions to obtain and comply with permits will affect some of our and our customers’ largest new or modified facilities going forward, but is not expected to cause us to incur material costs.

At the international level, the U.S. joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France, which resulted in an agreement intended to nationally determine their contributions and set greenhouse gas emission reduction goals every five years beginning in 2020. While the Agreement did not impose direct requirements on emitters, national plans to meet its pledge could have resulted in new regulatory requirements. In November 2019, however, President Trump formally announced plans to withdraw from the Paris Agreement with an effective exit date expected in November 2020. The U.S.’s adherence to the exit process is uncertain and the terms on which the U.S. may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.

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

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere can change the climate in a manner that results in significant weather-related effects, such as increased frequency and severity of storms, droughts, floods, and other such events. If any of those results occur, it could have an adverse effect on our assets and operations and cause us to incur costs in preparing for and responding to them.

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

Item 6. Selected Financial Data

We meet the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this 2019 Form 10-K the information called for by Item 6 “Selected Financial Data.”

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

The following analysis of our results of operations should be read in conjunction with our Financial Statements, the notes thereto, and the other financial information appearing elsewhere in this 2019 Form 10-K. The following discussion includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in this 2019 Form 10-K.

Financial Results of Operations

The following table presents our results for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Revenue	$706,292	$612,358
Cost of sales (excluding depreciation and amortization)	271,723	244,576
Selling, general and administrative	90,091	70,030
Depreciation and amortization	150,751	136,757
Long-lived asset impairment	31,033	13,727
Interest expense, net	102,882	90,313
Debt extinguishment loss	3,653	—
Transaction-related costs	7,125	2,718
Gain on sale of assets, net	(12,916)	(3,200)
Other income, net	(462)	(321)
Provision for income taxes	1,791	475
Net income	$60,621	$57,283

Revenue. The increase in revenue during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due an increase in contract operations rates driven by an increase in customer demand, an increase in average operating horsepower (excluding the horsepower acquired in the Elite Acquisition) and $33.1 million of revenue associated with the compression assets acquired in the Elite Acquisition.

Cost of sales (excluding depreciation and amortization). The increase in cost of sales (excluding depreciation and amortization) during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily driven by increases in maintenance, freight and lube oil expense associated with the increase in average operating horsepower and the horsepower acquired in the Elite Acquisition.

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

Depreciation and amortization. The increase in depreciation and amortization expense during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to an increase in depreciation expense associated with fixed asset additions and assets purchased from Archrock, which was partially offset by a decrease in expense from assets reaching the end of their useful lives, asset retirements and the impact of asset impairments during 2018 and 2019. The increase in depreciation expense was partially offset by a decrease in amortization expense that primarily resulted from certain intangible assets reaching the end of their useful lives, partially offset by an increase in expense related to the intangible assets acquired in the Elite Acquisition.

Long-lived asset impairment. During the years ended December 31, 2019 and 2018, we reviewed the future deployment of our idle compression assets for units that were not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. In addition, we evaluated for impairment idle units that had been culled from our fleet in prior years and were available for sale. See Note 11 (“Long-Lived Asset Impairment”) to our Financial Statements for further details.

The following table presents the results of our impairment review (dollars in thousands):

	Year Ended December 31,
	2019	2018
Idle compressors retired from the active fleet	755	170
Horsepower of idle compressors retired from the active fleet	123,000	57,000
Impairment recorded on idle compressors retired from the active fleet	$31,033	$13,727

Interest expense. The increase in interest expense, net during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to an increase in the average outstanding balance of long-term debt, partially offset by a decrease in the weighted average effective interest rate.

Debt extinguishment loss. We recorded a debt extinguishment loss of $3.7 million during the year ended December 31, 2019 as a result of the redemption of our 2021 Notes. See Note 8 (“Long-Term Debt”) to our Financial Statements for further details.

Transaction-related costs. During the year ended December 31, 2019, we incurred 7.1 million of financial advisory, legal and other professional fees related to the Elite Acquisition. During the year ended December 31, 2018, we incurred 2.7 million of such fees related to the Merger. See Note 4 (“Business Transactions”) and Note 9 (“Partners’ Capital”) to our Financial Statements for further details of these transactions.

Gain on sale of assets, net. The increase in gain on sale of assets, net was primarily due to a $6.7 million gain related to the Harvest Sale during the year ended December 31, 2019 and a $2.7 million increase in gains recognized on other compression equipment sales during the year ended December 31, 2019 compared to the year ended December 31, 2018. See Note 4 (“Business Transactions”) to our Financial Statements for further details of the Harvest Sale.

Other income, net. The increase in other income, net during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to income of $0.3 million related to equipment damaged at a customer site during 2019, partially offset by a $0.2 million decrease in interest income earned related to tax refunds and settlements.

Provision for income taxes. The increase in provision for income taxes during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the release of an unrecognized tax benefit due to the settlement of a tax audit during the year ended December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk associated with changes in the variable interest rate of our Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financing activities. We do not use derivative instruments for trading or other speculative purposes.

As of December 31, 2019 and 2018, after taking into consideration interest rate swaps, we had $113.0 million and $339.5 million, respectively, of outstanding indebtedness that was effectively subject to variable interest rates. A 1% increase in the effective interest rate on our outstanding debt subject to variable interest rates at December 31, 2019 and 2018 would have resulted in an annual increase in our interest expense of $1.1 million and $3.4 million, respectively.

See Note 13 (“Derivatives”) to our Financial Statements for further information regarding our use of interest rate swaps in managing our exposure to interest rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The information specified by this Item is presented in Part IV Item 15 of this 2019 Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this 2019 Form 10-K, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Based on the evaluation, as of December 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

As required by Exchange Act Rules 13a-15(c) and 15d-15(c), our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on the results of management’s evaluation described above, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of internal control over financial reporting as of December 31, 2019 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report found within this 2019 Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Archrock Partners, L.P.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Archrock Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Partnership and our report dated February 21, 2020, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 21, 2020

Item 9B. Other Information

None.

PART III

We meet the conditions specified in General Instruction I(1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly-owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this 2019 Form 10-K the information called for by the following sections:

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

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2019 and 2018, fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, were billed to Archrock and then charged to us. The services rendered during the years ended December 31, 2019 and 2018 were for the audit of our annual financial statements and work related to registration statements and totaled $0.8 million for each year. During each of the years ended December 31, 2019 and 2018, we incurred $0.7 million in “Audit Fees” and $0.1 million in “Audit-Related Fees” as such terms are defined by the SEC. No fees incurred in 2019 or 2018 constituted “Tax Fees” or “All Other Fees” as such terms are defined by the SEC.

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

All services performed by the independent registered public accounting firm during 2019 and 2018 were approved in advance by our audit committee. Any requests for audit, audit-related, tax and other services to be performed by Deloitte & Touche LLP must be submitted to our audit committee for pre-approval. Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant pre-approval between meetings, as necessary, has been delegated to the audit committee chair or, in the absence or unavailability of the chair, one of the other members. Any such pre-approval must be reviewed at the next regularly scheduled audit committee meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this 2019 Form 10-K

1.	Financial Statements. The following financial statements are filed as a part of this 2019 Form 10-K:

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules have been omitted as they are not required under the relevant instructions.

3.	Exhibits

Exhibit No.	Description
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
3.7
Amended and Restated Limited Liability Company Agreement of UCO GP, LLC (now Archrock GP LLC), incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on October 26, 2006

4.1
Indenture, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.2
Registration Rights Agreement, dated as of March 27, 2013, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

4.3
Indenture, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 11, 2014

4.4
Registration Rights Agreement, dated as of April 7, 2014, by and among Exterran Partners, L.P., EXLP Finance Corp., the Guarantors named therein and Wells Fargo Securities, LLC, as representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2014

4.5
Indenture, dated as of March 21, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2019

4.6
Indenture, dated as of December 20, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on December 20, 2019

10.1
Fourth Amended and Restated Omnibus Agreement, dated November 3, 2015, by and among Archrock, Inc., formerly named Exterran Holdings, Inc., Archrock Services, L.P., formerly named Exterran US Services OpCo, L.P., Archrock GP LLC, formerly named Exterran GP LLC, Archrock General Partner, L.P., formerly named Exterran General Partner, L.P., Archrock Partners, L.P., formerly named Exterran Partners, L.P., and Archrock Partners Operating LLC, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.2
First Amendment to Fourth Amended and Restated Omnibus Agreement, dated November 19, 2016, by and among Archrock, Inc., Archrock Services, L.P., Archrock GP LLC, Archrock General Partner, L.P., Archrock Partners, L.P., and Archrock Partners Operating LLC, incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2016 (portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text) and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

10.3
Amended and Restated Senior Secured Credit Agreement, dated as of November 3, 2010, by and among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Barclays Bank plc and The Royal Bank of Scotland plc, as Co-Documentation Agents, and the lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.4
Amended and Restated Guaranty Agreement, dated as of November 3, 2010, made by Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.5
Amended and Restated Collateral Agreement, dated as of November 3, 2010, made by EXLP Operating LLC, Exterran Partners, L.P. and EXLP Leasing LLC in favor of Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 9, 2010

10.6
First Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 7, 2012, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Swingline Lender, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2012

10.7
Third Amendment to Amended and Restated Senior Secured Credit Agreement, dated March 27, 2013, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013

10.8
Fourth Amendment to Amended and Restated Senior Secured Credit Agreement, dated February 4, 2015, among EXLP Operating LLC, as Borrower, Exterran Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2015

10.9
Fifth Amendment to Amended and Restated Senior Secured Credit Agreement and First Amendment to Amended and Restated Collateral Agreement, dated May 2, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 6, 2016

10.10
Second Amendment to Amended and Restated Collateral Agreement, dated June 17, 2016, among Archrock Partners Operating LLC, as Borrower, Archrock Partners, L.P., the other grantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.11†
Universal Compression Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed October 4, 2006

10.12†
First Amendment to Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 29, 2008

10.13†
Second Amendment to Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 30, 2008

10.14†
Third Amendment to Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

10.15†
Fourth Amendment to the Exterran Partners, L.P. (now Archrock Partners, L.P.) Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.16†
Form of Exterran Partners, L.P. (now Archrock Partners, L.P.) Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 10, 2014

10.17†
Form of Exterran Partners, L.P. (now Archrock Partners, L.P.) First Amendment to Award Notice and Agreement for Phantom Units with DERs, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

10.18
Supply Agreement, dated November 3, 2015, by and among Archrock Services, L.P., EXLP Operating LLC, and Exterran Energy Solutions, L.P., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 5, 2015

10.19
Credit Agreement, dated as of March 30, 2017, among Archrock Partners Operating LLC, as Borrower, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for the Lenders, as an Issuing Bank and as Swingline Lender, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2017

10.20
Pledge and Security Agreement, dated as of March 30, 2017, among Archrock Partners Operating LLC and the other Grantors party thereto in favor or JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 5, 2017

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
10.24
Amendment No.1 to Credit Agreement, dated as of February 23, 2018, by and among Archrock Partners, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2018

10.25†	Form of Letter Agreement, dated as of March 19, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 21, 2018
10.26
Purchase Agreement, dated as of March 7, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and J.P. Morgan Securities LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 8, 2019

10.27
Amendment No. 2 to Credit Agreement, dated as of November 8, 2019, by and among Archrock Partners, L.P., Archrock Partners Operating LLC, Archrock Services, L.P., the other Loan Parties thereto, the Lenders thereto, and JPMorgan Chase Bank, N.A., as the Administrative Agent, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 12, 2019

10.28
Purchase Agreement, dated as of December 16, 2019, by and among Archrock Partners, L.P., Archrock Partners Finance Corp., Archrock, Inc., the other guarantors party thereto and RBC Capital Markets, LLC, as representative of the initial purchasers named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2019

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

February 21, 2020

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2020.

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
Stephanie C. Hildebrandt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Archrock Partners, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Archrock Partners, L.P. and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

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
February 21, 2020
We have served as the Partnership’s auditor since 2007.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash	$334	$264
Accounts receivable, trade, net of allowance of $1,586 and $1,253, respectively	89,787	80,606
Tax refund receivable	—	14,000
Derivative asset	12	3,185
Other current assets	590	123
Total current assets	90,723	98,178
Property, plant and equipment	3,339,992	2,933,568
Accumulated depreciation	(1,040,433)	(1,042,182)
Property, plant and equipment, net	2,299,559	1,891,386
Goodwill	97,803	—
Intangible assets, net	72,185	45,839
Contract costs, net	37,250	32,220
Loan receivable due from Archrock	115,350	20,000
Other assets	21,841	17,801
Total assets	$2,734,711	$2,105,424

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable, trade	$13,197	$10,646
Accrued liabilities	7,104	10,129
Deferred revenue	8,389	9,577
Accrued interest	16,462	11,999
Derivative liability	593	—
Due to Archrock, net	23,276	17,251
Total current liabilities	69,021	59,602
Long-term debt	1,842,549	1,529,501
Other liabilities	11,176	9,175
Total liabilities	1,922,746	1,598,278
Commitments and contingencies (Note 16)
Partners’ capital:
Common units: 70,231,036 issued and outstanding	800,053	488,209
General partner units: 1,422,458 issued and outstanding	13,668	11,630
Accumulated other comprehensive income (loss)	(1,756)	7,307
Total partners’ capital	811,965	507,146
Total liabilities and partners’ capital	$2,734,711	$2,105,424

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Revenue	$706,292	$612,358	$557,503
Cost of sales (excluding depreciation and amortization)	271,723	244,576	229,355
Selling, general and administrative	90,091	70,030	82,035
Depreciation and amortization	150,751	136,757	143,848
Long-lived asset impairment	31,033	13,727	19,106
Interest expense, net	102,882	90,313	84,291
Debt extinguishment loss	3,653	—	291
Transaction-related costs	7,125	2,718	1
Gain on sale of assets, net	(12,916)	(3,200)	(4,262)
Other income, net	(462)	(321)	(123)
Income before income taxes	62,412	57,758	2,961
Provision for income taxes	1,791	475	3,382
Net income (loss)	$60,621	$57,283	$(421)

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$60,621	$57,283	$(421)
Other comprehensive income (loss):
Interest rate swap gain (loss), net of reclassifications to earnings	(9,063)	2,604	8,207
Amortization of terminated interest rate swaps	—	227	439
Total other comprehensive income (loss)	(9,063)	2,831	8,646
Comprehensive income	$51,558	$60,114	$8,225

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands, except for unit amounts)

	Partners’ Capital				Treasury Units		Accumulated Other Comprehensive Income (Loss)
	Common Units		General Partner Units
	$	Units	$	Units	$	Units		Total
Balance at January 1, 2017	$516,208	65,606,655	$12,027	1,326,965	$(1,892)	(86,795)	$(4,170)	$522,173
Issuance of common units for vesting of phantom units		103,935
Treasury units purchased					(449)	(26,814)		(449)
Issuance of common units	60,291	4,600,000						60,291
Issuance of general partner units			1,307	94,803				1,307
Contribution (distribution) of capital, net	1,456		(176)					1,280
Cash distributions ($1.1400 per common unit)	(77,582)		(1,567)					(79,149)
Unit-based compensation expense	1,062							1,062
Comprehensive income
Net loss	(412)		(9)					(421)
Interest rate swap gain, net of reclassifications to earnings							8,207	8,207
Amortization of terminated interest rate swaps							439	439
Balance at December 31, 2017	$501,023	70,310,590	$11,582	1,421,768	$(2,341)	(113,609)	$4,476	$514,740
Issuance of common units for vesting of phantom units		53,091
Treasury units purchased					(250)	(19,036)		(250)
Issuance of general partner units			9	690				9
Contribution of capital, net	4,162		54					4,216
Distribution of capital - excess of fair market value of equipment purchased from Archrock over equipment sold to Archrock	(13,951)							(13,951)
Cash distributions ($0.9924 per common unit)	(69,731)		(1,412)					(71,143)
Unit-based compensation expense	314							314
Impact of adoption of ASC 606 Revenue	12,462		252					12,714
Impact of adoption of ASU 2017-12	375		8					383
Merger-related adjustments	(2,591)	(132,645)			2,591	132,645		—
Comprehensive income
Net income	56,146		1,137					57,283
Interest rate swap gain, net of reclassifications to earnings							2,604	2,604
Amortization of terminated interest rate swaps							227	227
Balance at December 31, 2018	$488,209	70,231,036	$11,630	1,422,458	$—	—	$7,307	$507,146
Distribution of capital, net	(222)		(30)					(252)
Contribution of capital - excess of fair market value of equipment purchased from Archrock over equipment sold to Archrock	999		20					1,019
Cash distributions ($1.0950 per common unit)	(76,903)		(1,558)					(78,461)
Cash contributions from Archrock	118,598		2,403					121,001
Contribution for Elite Acquisition	209,954							209,954
Comprehensive income
Net income	59,418		1,203					60,621
Interest rate swap loss, net of reclassifications to earnings							(9,063)	(9,063)
Balance at December 31, 2019	$800,053	70,231,036	$13,668	1,422,458	$—	—	$(1,756)	$811,965
The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$60,621	$57,283	$(421)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	150,751	136,757	143,848
Long-lived asset impairment	31,033	13,727	19,106
Amortization of deferred financing costs	6,211	5,881	5,624
Amortization of debt discount	910	1,410	1,325
Amortization of terminated interest rate swaps	—	227	439
Debt extinguishment loss	3,653	—	291
Interest rate swaps	(1,071)	(131)	2,183
Unit-based compensation expense	—	314	1,062
Provision for doubtful accounts	1,689	1,105	4,104
Gain on sale of assets, net	(12,916)	(3,200)	(4,262)
Deferred income tax provision (benefit)	1,167	(29)	3,384
Amortization of contract costs	19,465	11,709	—
Deferred revenue recognized in earnings	(17,952)	(13,672)	—
Changes in assets and liabilities, net of acquisitions:
Accounts and other receivables	8,240	(20,371)	(1,919)
Contract costs, net	(24,496)	(27,612)	—
Deferred revenue	16,932	17,973	54
Other assets and liabilities	(13,709)	2,335	4,263
Net cash provided by operating activities	230,528	183,706	179,081
Cash flows from investing activities:
Capital expenditures	(341,496)	(287,349)	(179,319)
Proceeds from sale of property, plant and equipment	64,738	26,291	31,010
Proceeds from insurance and other settlements	3,266	252	252
Loans receivable due from Archrock, net	(95,350)	(20,000)	—
Cash paid in Elite Acquisition	(213,932)	—	—
Net cash used in investing activities	(582,774)	(280,806)	(148,057)
Cash flows from financing activities:
Borrowings of long-term debt	2,395,250	603,830	919,000
Repayments of long-term debt	(2,071,750)	(438,636)	(904,194)
Payments for debt issuance costs	(22,426)	(3,332)	(14,855)
Proceeds from (payments for) settlement of interest rate swaps that include financing elements	1,180	190	(1,785)
Distributions paid to unitholders	(78,461)	(71,143)	(79,149)
Contributions from Archrock	121,001	—	—
Net proceeds from issuance of common units	—	—	60,291
Net proceeds from issuance of general partner units	—	9	1,307
Purchases of treasury units	—	(250)	(449)
Increase (decrease) in amounts due to Archrock, net	7,522	(1,382)	(3,329)
Net cash provided by (used in) financing activities	352,316	89,286	(23,163)
Net increase (decrease) in cash	70	(7,814)	7,861
Cash, beginning of period	264	8,078	217
Cash, end of period	$334	$264	$8,078
Supplemental disclosure of cash flow information:
Interest paid	$(95,652)	$(85,677)	$(76,002)
Income taxes refunded (paid), net	(521)	469	141
Supplemental disclosure of non-cash investing and financing transactions:

Accrued capital expenditures	$15,632	$10,646	$18,368
Contribution of capital for Elite Acquisition	209,954	—	—
Contribution of capital for equipment overhauls and swaps	1,240	2,720	5,247
Contribution (distribution) of capital for net book value difference of intercompany equipment sales	(1,492)	1,496	—
Contribution (distribution) of capital for net excess of fair market value of intercompany equipment sales	1,019	(13,951)	—
Distribution of capital for net book value difference of like-kind exchanges	—	—	(3,967)

The accompanying notes are an integral part of these consolidated financial statements.

ARCHROCK PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

We are a Delaware limited partnership formed in June 2006. In April 2018, Archrock completed the acquisition of all of our outstanding common units that it did not already own and, as a result, we became its wholly-owned subsidiary. See Note 9 (“Partners’ Capital”) for further details of the Merger.

We are a leading provider of natural gas compression services to customers in the oil and natural gas industry throughout the U.S. We operate in one segment solely within the U.S. Our contract operations services primarily include designing, sourcing, owning, installing, operating, servicing, repairing and maintaining natural gas compression equipment to provide natural gas compression services to our customers.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

Our Financial Statements include us and our subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Our Financial Statements are prepared in accordance with GAAP and the rules and regulations of the SEC. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected as of the reporting date. Management believes that the estimates and assumptions used are reasonable.

Significant Accounting Policies

Revenue Recognition

As a result of our adoption of ASC 606 Revenue on January 1, 2018, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

In our contract operations business, natural gas compression service revenue is recognized over time and revenue associated with billable maintenance on our natural gas compression equipment is recognized at a point in time. The timing of revenue recognition is impacted by contractual provisions for service availability guarantees of our compression assets and re-billable costs associated with moving our compression assets to a customer site. Under previous guidance, contract operations revenue was recognized when earned, which generally occurs monthly when the service is provided under our customer contracts.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of trade accounts receivable. Trade accounts receivable are due from companies of varying size engaged principally in oil and natural gas activities throughout the U.S. We review the financial condition of customers prior to extending credit and generally do not obtain collateral for trade receivables. Payment terms are on a short-term basis and in accordance with industry practice. We consider this credit risk to be limited due to these companies’ financial resources, the nature of the services we provide and the terms of our contract operations customer service agreements.

At December 31, 2019, Williams Partners and Anadarko accounted for 12% and 9%, respectively, of our trade accounts receivable balance. At December 31, 2018, Anadarko and Williams Partners accounted for 20% and 16%, respectively, of our trade accounts receivable balance. No other customer accounted for 10% or more of our trade accounts receivable during these years.

Outstanding accounts receivable are reviewed regularly for non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectibility at each balance sheet date. During the years ended December 31, 2019, 2018 and 2017, we recorded bad debt expense of $1.7 million, $1.1 million and $4.1 million, respectively.

Property, Plant and Equipment

Property, plant and equipment includes compression equipment that is recorded at cost and depreciated using the straight-line method over their estimated useful lives. For compression equipment, depreciation begins with the first compression service. The estimated useful life for compression equipment is 15 to 30 years. Major improvements that extend the useful life of a compression asset are capitalized and depreciated over the estimated useful life of the major improvement, up to seven years. Repairs and maintenance are expensed as incurred.

Depreciation expense was $136.9 million, $121.9 million and $127.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Long-Lived Assets

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressors from our active fleet, indicate that the carrying amount of an asset may not be recoverable. An impairment loss may exist when estimated undiscounted cash flows expected from the use of the asset and its eventual disposition are less than its carrying amount. Impairment losses are recognized in the period in which the impairment occurs and represent the excess of the asset carrying value over its fair value. Identifiable intangibles are amortized over the estimated useful life of the asset.

Goodwill

The goodwill acquired in connection with the Elite Acquisition represents the excess of consideration transferred over the fair value of the assets and liabilities acquired. We review the carrying amount of our goodwill in the fourth quarter of every year, or whenever indicators of potential impairment exist, to determine if the carrying amount of a reporting unit exceeds its fair value, including the applicable goodwill. Our business consists of one reporting unit. We perform a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is impaired. If the fair value is more likely than not impaired, we perform a quantitative impairment test to identify impairment and measure the amount of impairment loss to be recognized, if any.

Our qualitative assessment includes consideration of various events and circumstances and their potential impact to our reporting unit’s fair value, including macroeconomic and industry conditions such as a deterioration in our operating environment and limitations on access to capital and other developments in the equity and credit markets, cost factors that could have a negative effect on earnings and cash flows, relevant entity-specific events and overall financial performance such as declining earnings or cash flows or a sustained decrease in share price.

The quantitative impairment test calculates the fair value of our reporting unit and determines the impairment loss, if any, as the amount by which the carrying amount of the reporting unit exceeds its fair value (limited to the total amount of goodwill recorded). The fair value of our reporting unit is calculated using the expected present value of future cash flows method. Significant estimates are made to determine future cash flows including future revenues, costs and capital requirements and the appropriate risk-adjusted discount rate by which to discount the estimated future cash flows.

Our fourth quarter qualitative assessment determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount as of December 31, 2019, and as such, no quantitative impairment test of our goodwill was warranted.

Due To/From Archrock, Net

We have receivables and payables with Archrock. A valid right of offset exists related to the receivables and payables with our affiliates and as a result, we present such amounts on a net basis in our consolidated balance sheets.

The transactions reflected in due to/from Archrock, net, primarily consist of centralized cash management activities between us and Archrock. Because these balances are treated as short-term borrowings between us and Archrock, serve as a financing and cash management tool to meet our short-term operating needs, are large, turn over quickly and are payable on demand, we present borrowings and repayments with Archrock on a net basis within the consolidated statements of cash flows. Net receivables from Archrock are considered advances and changes are presented as investing activities in the consolidated statements of cash flows. Net payables due to Archrock are considered borrowings and changes are presented as financing activities in the consolidated statements of cash flows.

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

Hedging and Use of Derivative Instruments

We use derivative instruments to manage our exposure to fluctuations in the variable interest rate of the Credit Facility and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes. We record interest rate swaps on the balance sheet as either derivative assets or derivative liabilities measured at their fair value. The fair value of our derivatives is based on the income approach (discounted cash flow) using market observable inputs, including LIBOR forward curves. Changes in the fair value of the derivatives designated as cash flow hedges are recognized as a component of other comprehensive income (loss) until the hedged transaction affects earnings. At that time, amounts are reclassified into earnings to interest expense, the same statement of operations line item to which the earnings effect of the hedged item is recorded. To qualify for hedge accounting treatment, we must formally document, designate and assess the effectiveness of the transactions. If the necessary correlation ceases to exist or if the anticipated transaction is no longer probable, we would discontinue hedge accounting and apply mark-to-market accounting. Amounts paid or received from interest rate swap agreements are recorded to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

3. Recent Accounting Developments

Accounting Standards Updates Implemented

Goodwill

On October 1, 2019, we prospectively adopted ASU 2017-04, which simplifies the test for goodwill impairment by eliminating Step 2 in the test for goodwill impairment, which required an entity to calculate the implied fair value of goodwill. Under this amendment, an entity should perform its goodwill impairment test on at least an annual basis by comparing the fair value of a reporting unit, including any income tax effects from any tax deductible goodwill, with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

Leases

ASC 842 Leases establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged. We are a party to leases in our contract operations services agreements. We adopted ASC 842 Leases on January 1, 2019, and determined that ASC 842 Leases does not have an impact on our consolidated financial statements.

ASC 842 Leases provides several practical expedients, one of which is for lessors to not separate lease and nonlease components and instead account for those components as a single component if certain conditions are met. ASC 842 Leases also provides clarification for lessors on whether ASC 842 Leases or ASC 606 Revenue is applicable to the combined component based on determination of the predominant component. We have concluded that for our contract operations services agreements, in which we are a lessor, the services nonlease component is predominant over the compression package lease component and therefore ongoing recognition of these agreements will continue to follow the ASC 606 Revenue guidance.

Accounting Standards Updates Not Yet Implemented

Income Taxes

In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to various tax accounting principles and clarifies other existing guidance in order to improve consistency of application. These amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted and requires that an entity early adopt all of the amendments within this update in the same period. We are currently evaluating the impact of ASU 2019-12 on our consolidated financial statements and footnote disclosures.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, which amends the required fair value measurements disclosures related to valuation techniques and inputs used, uncertainty in measurement and changes in measurements applied. These amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are to be applied retrospectively to all periods presented upon their effective date. We will adopt ASU 2018-13 effective January 1, 2020. These amendments will impact our disclosures related to our fair value measurements of our idle and previously-culled compressors and borrowings outstanding under our Credit Facility. We currently anticipate that the adoption will have no impact on our consolidated financial statements and are developing the new disclosures required by the new standard for inclusion in our first quarterly filing of 2020.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, which changes the impairment model for financial assets measured at amortized cost and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new current expected credit loss model that will result in earlier recognition of allowance for losses. For public entities that meet the definition of an SEC filer, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Entities will apply ASU 2016-13 provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We will adopt ASU 2016-13 effective January 1, 2020 and do not currently anticipate that the adoption will have a material impact on our consolidated financial statements.

Our financial assets measured at amortized cost consist primarily of receivables from revenue transactions within the scope of ASC 606 Revenue. We are currently updating our accounting policies, documenting operational procedures and finalizing changes to our systems and internal control structure as necessary to implement the new standard and address the risks associated with estimating current expected credit losses.

4. Business Transactions

Elite Acquisition

On August 1, 2019, the Elite Acquisition was completed whereby we and Archrock acquired from Elite Compression substantially all of its assets and certain liabilities. As part of the transaction, Archrock assigned to us the obligation to directly purchase from Elite Compression a fleet of predominantly large compressors comprising approximately 430,000 horsepower and the units’ associated customer contracts, accounts receivable and liabilities for aggregate consideration consisting of $213.9 million in cash, which was funded with borrowings on our Credit Facility, and a non-cash capital contribution from Archrock of $210.0 million.

The Elite Acquisition was accounted for using the acquisition method, which requires, among other things, assets acquired and liabilities assumed to be recorded at their fair value on the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The following table summarizes the purchase price allocation based on the estimated fair values of the acquired assets and liabilities as of the acquisition date (in thousands):

Accounts receivable	$8,959
Property, plant and equipment	279,461
Goodwill	97,803
Intangible assets	40,237
Accrued liabilities	(2,574)
Purchase price	$423,886

Our valuation methodology and significant inputs for fair value measurements are detailed by asset class below. The fair value measurements for property, plant and equipment and intangible assets are based on significant inputs that are not observable in the market and therefore represent Level 3 measurements.

Goodwill

The goodwill resulting from the acquisition is attributable to the expansion of our services in various regions in which we currently operate. The goodwill is considered to have an indefinite life and will be reviewed annually for impairment or more frequently if indicators of potential impairment exist. All of the goodwill recorded for this acquisition is expected to be deductible for U.S. federal income tax purposes.

Property, Plant and Equipment

The property, plant and equipment is primarily comprised of compression equipment that will be depreciated on a straight-line basis over an estimated average remaining useful life of 15 years. The fair value of the property, plant and equipment was determined using the cost approach, whereby we estimated the replacement cost of the assets by evaluating recent purchases of similar assets or published data, and then adjusted replacement cost for physical deterioration and functional and economic obsolescence, as applicable.

Intangible Assets

The intangible assets consist of customer relationships that have an estimated useful life of 15 years. The amount of intangible assets and their associated useful life were determined based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows. The fair value of the identifiable intangible assets was determined using the multi-period excess earnings method, which is a specific application of the discounted cash flow method, an income approach, whereby we estimated and then discounted the future cash flows of the intangible asset by adjusting overall business revenue for attrition, obsolescence, cost of sales, operating expenses, taxes and the required returns attributable to other contributory assets acquired. Significant estimates made in arriving at expected future cash flows included our expected customer attrition rate and the amount of earnings attributable to the assets. To discount the estimated future cash flows, we utilized a discount rate that was at a premium to our weighted average cost of capital to reflect the less liquid nature of the customer relationships relative to the tangible assets acquired.

Elite Compression Revenue and Earnings

The results of operations attributable to the assets and liabilities acquired in the Elite Acquisition have been included in our consolidated financial statements since the date of acquisition. Revenue attributable to the assets acquired from the date of acquisition, August 1, 2019, through December 31, 2019 was $33.1 million. We are unable to provide earnings attributable to the assets and liabilities acquired since the date of acquisition as we do not prepare full stand-alone earnings reports for those assets and liabilities.

Unaudited Pro Forma Financial Information

Unaudited pro forma financial information for the years ended December 31, 2019 and 2018 was derived by adjusting our historical financial statements in order to give effect to the assets and liabilities acquired in the Elite Acquisition. The Elite Acquisition is presented in this unaudited pro forma financial information as though the acquisition occurred as of January 1, 2018, and reflects the following:

•	the acquisition of Elite Compression’s compression fleet of approximately 430,000 horsepower and the compressors’ associated customer contracts, accounts receivable and liabilities;

•	borrowings of $213.9 million under the Credit Facility for cash consideration exchanged in the acquisition; and

•
the exclusion of $7.1 million of financial advisory, legal and other professional fees incurred related to the acquisition and recorded to transaction-related costs in our consolidated statements of operations during the year ended December 31, 2019.

The unaudited pro forma financial information below is presented (in thousands) for informational purposes only and is not necessarily indicative of our results of operations that would have occurred had the transaction been consummated at the beginning of the period presented, nor is it necessarily indicative of future results.

	Year Ended December 31,
	2019	2018
Revenue	$750,570	$685,846
Net income	74,494	66,164

Harvest Sale

On August 1, 2019, we and Archrock completed an asset sale in which Harvest acquired from us approximately 80,000 active and idle compression horsepower for cash consideration of $27.1 million. We recorded a $6.7 million gain on this sale to gain on sale of assets, net in our consolidated statements of operations during the year ended December 31, 2019.

5. Intangible Assets, net

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

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related (9-25 year life)	$96,943	$(31,161)	$56,707	$(25,908)
Contract-based (7 year life)	37,773	(31,370)	64,556	(49,516)
Intangible assets	$134,716	$(62,531)	$121,263	$(75,424)

Amortization of intangible assets totaled $13.9 million, $14.9 million and $15.9 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated future intangible assets amortization expense is as follows (in thousands):

2020	$14,398
2021	10,271
2022	8,054
2023	6,307
2024	5,232
Thereafter	27,923
Total	$72,185

6. Contract Costs

We capitalize incremental costs to obtain a contract with a customer if we expect to recover those costs. Capitalized costs include commissions paid to our sales force to obtain contract operations contracts. We had contract costs of $4.3 million and $3.6 million associated with sales commissions recorded in our consolidated balance sheets at December 31, 2019 and 2018, respectively.

We capitalize costs incurred to fulfill a contract if those costs relate directly to a contract, enhance resources that we will use in satisfying performance obligations and if we expect to recover those costs. Capitalized costs incurred to fulfill our customer contracts include freight charges to transport compression assets before transferring services to the customer and mobilization activities associated with our contract operations services. We had contract costs of $33.0 million and $28.6 million associated with freight and mobilization recorded in our consolidated balance sheets at December 31, 2019 and 2018, respectively.

Contract operations costs are amortized based on the transfer of service to which the assets relate, which is estimated to be 38 months based on average contract term, including anticipated renewals. We assess periodically whether the 38-month estimate fairly represents the average contract term and adjust as appropriate. Contract costs associated with commissions are amortized to SG&A. Contract costs associated with freight and mobilization are amortized to cost of sales (excluding depreciation and amortization). During the years ended December 31, 2019 and 2018, we amortized $2.3 million and $1.3 million, respectively, related to sales commissions and $17.2 million and $10.4 million, respectively, related to freight and mobilization. No impairment losses were recorded related to our capitalized contract costs during the years ended December 31, 2019 and 2018.

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued income and other taxes (1)	$5,382	$6,187
Other accrued liabilities	1,722	3,942
Accrued liabilities	$7,104	$10,129
——————

(1)	Primarily represents accruals for ad valorem tax and sales and use tax.

8. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2019	2018
Credit Facility	$513,000	$839,500

2028 Notes	500,000	—
Less: Deferred financing costs, net of amortization	(8,090)	—
	491,910	—

2027 Notes	500,000	—
Less: Deferred financing costs, net of amortization	(7,999)	—
	492,001	—

2022 Notes	350,000	350,000
Less: Debt discount, net of amortization	(2,046)	(2,766)
Less: Deferred financing costs, net of amortization	(2,316)	(3,133)
	345,638	344,101

2021 Notes	—	350,000
Less: Debt discount, net of amortization	—	(1,789)
Less: Deferred financing costs, net of amortization	—	(2,311)
	—	345,900
Long-term debt	$1,842,549	$1,529,501

Credit Facility

The Credit Facility is a $1.25 billion asset-based revolving credit facility that will mature on November 8, 2024, except that if any portion of the 2022 Notes are outstanding as of June 3, 2022, it will instead mature on June 3, 2022.

As of December 31, 2019, there were $13.7 million outstanding letters of credit under the Credit Facility and the applicable margin on borrowings outstanding was 2.5%. The weighted average annual interest rate on the outstanding balance under the Credit Facility, excluding the effect of interest rate swaps, was 4.3% and 5.4% at December 31, 2019 and 2018, respectively. As a result of the facility’s ratio requirements (see below), $669.7 million of the $723.3 million of undrawn capacity was available for additional borrowings as of December 31, 2019.

Amendment No. 2

On November 8, 2019, we amended the Credit Facility to, among other things:

•
extend the maturity date of the Credit Facility from March 30, 2022 to November 8, 2024 (or June 3, 2022, if any portion of the 2022 Notes remains outstanding at such date), effective as of the execution of Amendment No. 2; and

•	change the applicable margin for borrowings under the Credit Facility to those discussed in “Other Facility Terms” below.

We incurred $6.4 million in transaction costs related to Amendment No. 2, which were included in other assets in our consolidated balance sheet and are being amortized over the term of the Credit Facility.

Amendment No. 1

In February 2018, we amended the Credit Facility to, among other things:

•	increase the maximum Total Debt to EBITDA ratios, as defined in the Credit Facility agreement (see below for the revised ratios), effective as of the execution of Amendment No. 1 in February 2018; and

•	effective upon completion of the Merger in April 2018:

–	increase the aggregate revolving commitment from $1.1 billion to $1.25 billion;

–	increase the amount available for the issuance of letters of credit from $25.0 million to $50.0 million;

–	increase the basket sizes under certain covenants including covenants limiting our ability to make investments, incur debt, make restricted payments, incur liens and make asset dispositions;

–	name Archrock Services, L.P., one of our subsidiaries, as a borrower under the Credit Facility and certain of our other subsidiaries as loan guarantors; and

–	amend the definition of “Borrowing Base” to include certain assets of ours and our subsidiaries.

We incurred $3.3 million in transaction costs related to Amendment No. 1, which were included in other assets in our consolidated balance sheet and are being amortized over the term of the Credit Facility.

Other Facility Terms

Subject to certain conditions, including the approval by the lenders, we are able to increase the aggregate commitments under the Credit Facility by up to an additional $250.0 million. Portions of the Credit Facility up to $50.0 million will be available for the issuance of swing line loans.

The Credit Facility bears interest at a base rate or LIBOR, at our option, plus an applicable margin. Depending on our leverage ratio, the applicable margin varies (i) in the case of LIBOR loans, from 2.00% to 2.75% and (ii) in the case of base rate loans, from 1.00% to 1.75%. The base rate is the highest of (i) the prime rate announced by JPMorgan Chase Bank, (ii) the Federal Funds Effective Rate plus 0.50% and (iii) one-month LIBOR plus 1.00%.

Additionally, we are required to pay commitment fees based on the daily unused amount of the Credit Facility at a rate of 0.375%. We incurred $1.9 million, $2.1 million and $2.1 million in commitment fees on the daily unused amount of our facilities during the years ended December 31, 2019, 2018 and 2017, respectively.

The Credit Facility borrowing base consists of eligible accounts receivable, inventory and compressors, the largest of which is compressors. Borrowings under the Credit Facility are secured by substantially all of our personal property assets and our Significant Domestic Subsidiaries (as defined in the Credit Facility agreement), including all of the membership interests of our Domestic Subsidiaries (as defined in the Credit Facility agreement).

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

As of December 31, 2019, we were in compliance with all covenants under the Credit Facility agreement.

Formation of the Credit Facility

In March 2017, we incurred $14.9 million in transaction costs related to the formation of the Credit Facility, which were included in other assets in our consolidated balance sheets and are being amortized over the term of the Credit Facility. Concurrent with entering into the Credit Facility, we terminated our Former Credit Facility, and all commitments under the facility, and repaid $648.4 million in borrowings and accrued and unpaid interest and fees outstanding. As a result of the termination, we expensed $0.6 million of unamortized deferred financing costs, which were included in interest expense in our consolidated statements of operations, and recorded a debt extinguishment loss of $0.3 million.

2028 Notes and 2027 Notes

On December 20, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.25% senior notes due April 2028 and received net proceeds of $491.8 million after deducting issuance costs. The net proceeds were used to repay borrowings outstanding under our Credit Facility.

On March 21, 2019, we completed a private offering of $500.0 million aggregate principal amount of 6.875% senior notes due April 2027 and received net proceeds of $491.2 million after deducting issuance costs. The net proceeds were used to repay borrowings outstanding under our Credit Facility.

Issuance costs of $8.2 million and $8.8 million related to the 2028 Notes and 2027 Notes, respectively, were recorded as deferred financing costs within long-term debt in our consolidated balance sheets and are being amortized to interest expense in our consolidated statements of operations over the terms of the notes.

The 2027 Notes and 2028 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and all of our existing subsidiaries, other than Archrock Partners, L.P. and APLP Finance Corp., which are co-issuers of both offerings, and certain of our future subsidiaries. The 2027 Notes and 2028 Notes and the guarantees rank equally in right of payment with all of our and the guarantors’ existing and future senior indebtedness.

The 2027 Notes and 2028 Notes may be redeemed at any time, in whole or in part, at specified redemption prices and make-whole premiums, plus any accrued and unpaid interest.

2022 Notes

In April 2014, we issued $350.0 million aggregate principal amount of 6% senior notes due October 2022. These notes were issued at an original issuance discount of $5.7 million, which is being amortized at an effective interest rate of 6.25% over their term. In February 2015, holders of these notes exchanged their notes for registered notes with the same terms.

We may redeem all or a portion of these notes at redemption prices (expressed as percentages of principal amount) equal to 101.5% for the 12-month period beginning on April 1, 2019 and 100.0% for the 12-month period beginning on April 1, 2020 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date.

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

2021 Notes

On April 5, 2019, the 2021 Notes were redeemed at 100% of their $350.0 million aggregate principal amount plus accrued and unpaid interest of $0.2 million with borrowings from our Credit Facility. We recorded a debt extinguishment loss of $3.7 million related to the redemption during the year ended December 31, 2019.

Long-Term Debt Maturity

Contractual maturities of long-term debt over the next five years, excluding interest to be accrued, at December 31, 2019 were as follows (in thousands):

2020	$—
2021	—
2022 (1)	350,000
2023	—
2024	513,000
Long-term debt maturities through 2024 (1)	$863,000

——————

(1)
Includes the full face value of the 2022 Notes and has not been reduced by the aggregate unamortized discount of $2.0 million and the aggregate unamortized deferred financing costs of $2.3 million as of December 31, 2019.

9. Partners’ Capital

Merger Transaction

In April 2018, Archrock completed the acquisition of all of our outstanding common units that it did not already own and, as a result, we became its wholly-owned subsidiary. With the closing of the Merger, Archrock issued 57.6 million shares of its common stock at a fixed exchange ratio of 1.40 shares for each of the 41.2 million common units not owned by Archrock prior to the Merger. Additionally, all outstanding treasury units were retired and our incentive distribution rights, all of which were previously owned by Archrock prior to the Merger, were canceled and ceased to exist. As a result of the Merger, our common units are no longer publicly traded. Our senior notes were not impacted by the Merger.

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

On January 31, 2020, our Board of Directors approved a cash distribution of $0.3075 per common unit, or $22.0 million, which was paid on February 13, 2020.

10. Revenue from Contracts with Customers

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we are entitled to receive in exchange for those goods or services. Sales and usage-based taxes that are collected from the customer are excluded from revenue.

The following table presents our revenue from contracts with customers disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2019	2018
0 - 1,000 horsepower per unit	$237,558	$220,413
1,001 - 1,500 horsepower per unit	292,434	253,919
Over 1,500 horsepower per unit	175,019	135,322
Other (1)	1,281	2,704
Total revenue (2)	$706,292	$612,358
——————

(1)	Primarily relates to fees associated with owned non-compression equipment.

(2)
Includes $7.7 million and $5.9 million for the years ended December 31, 2019 and 2018, respectively, related to billable maintenance on owned compressors that was recognized at a point in time. All other revenue is recognized over time.

During the years ended December 31, 2019, 2018 and 2017, Williams Partners accounted for 10%, 14% and 16%, respectively, and Anadarko accounted for 7%, 9% and 10%, respectively, of our revenue. No other customer accounted for 10% or more of our revenue during these years.

Contract Operations

We provide comprehensive contract operations services, including the personnel, equipment, tools, materials and supplies to meet our customers’ natural gas compression needs.

Natural gas compression services are generally satisfied over time, as the customer simultaneously receives and consumes the benefits provided by these services. Our performance obligation is a series in which the unit of service is one month, as the customer receives substantially the same benefit each month from the services regardless of the type of service activity performed, which may vary. If the transaction price is based on a fixed fee, revenue is recognized monthly on a straight-line basis over the period that we are providing services to the customer. Amounts invoiced to customers for costs associated with moving our compression assets to a customer site are also included in the transaction price and are amortized over the initial contract term. We do not consider the effects of the time value of money, as the expected time between the transfer of services and payment for such services is less than one year.

Variable consideration exists if customers are billed at a lesser standby rate when a unit is not running. We recognize revenue for such variable consideration monthly, as the invoice corresponds directly to the value transferred to the customer based on our performance completed to date. The rate for standby service is lower to reflect the decrease in costs and effort required to provide standby service when a unit is not running.

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

As of December 31, 2019, we had $454.9 million of remaining performance obligations related to our contract operations services. The remaining performance obligations will be recognized through 2024 as follows (in thousands):

	2020	2021	2022	2023	2024	Total
Remaining performance obligations	$275,634	$129,753	$43,808	$4,941	$813	$454,949

Contract Assets and Liabilities

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

As of December 31, 2019 and 2018, our receivables from contracts with customers, net of allowance for doubtful accounts were $87.9 million and $78.6 million, respectively.

Freight billings to customers for the transport of compression assets and customer-specified modifications of compression assets often result in a contract liability. As of December 31, 2019 and 2018, our contract liabilities were $8.7 million and $9.7 million, respectively, which were included in deferred revenue and other liabilities in our consolidated balance sheets. The decrease in the contract liability balance during the year ended December 31, 2019 was due to the deferral of $16.9 million, partially offset by $18.0 million recognized as revenue during the period, each primarily related to freight billings.

11. Long-Lived Asset Impairment

We review long-lived assets, including property, plant and equipment and identifiable intangibles that are being amortized, for impairment whenever events or changes in circumstances, including the removal of compressors from our active fleet, indicate that the carrying amount of an asset may not be recoverable.

We periodically review the future deployment of our idle compression assets for units that are not of the type, configuration, condition, make or model that are cost efficient to maintain and operate. Based on these reviews, we determine that certain idle compressors should be retired from the active fleet. The retirement of these units from the active fleet triggers a review of these assets for impairment and as a result of our review, we may record an asset impairment to reduce the book value of each unit to its estimated fair value. The fair value of each unit is estimated based on the expected net sale proceeds compared to other fleet units we recently sold, a review of other units recently offered for sale by third parties or the estimated component value of the equipment we plan to use.

In connection with our review of our idle compression assets, we evaluate for impairment idle units that were culled from our fleet in prior years and are available for sale. Based on that review, we may reduce the expected proceeds from disposition and record additional impairment to reduce the book value of each unit to its estimated fair value.

The following table presents the results of our impairment review (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Idle compressors retired from the active fleet	755	170	230
Horsepower of idle compressors retired from the active fleet	123,000	57,000	71,000
Impairment recorded on idle compressors retired from the active fleet	$31,033	$13,727	$17,959

In addition to the impairment discussed above, $1.1 million of property, plant and equipment, including 5,000 horsepower of idle compressors, was impaired during the year ended December 31, 2017 as the result of physical asset observations and other events that indicated the assets’ carrying values were not recoverable.

12. Income Taxes

Current and Deferred Tax Provision

As a partnership, we are generally not subject to income taxes at the entity level because our income is included in the tax returns of our partners. However, certain states impose an entity-level income tax on partnerships.

The provision for state income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current tax provision (benefit) - State	$624	$504	$(2)
Deferred tax provision (benefit) - State	1,167	(29)	3,384
Provision for income taxes	$1,791	$475	$3,382

Deferred income tax balances are the direct effect of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the taxes are actually paid or recovered. During the year ended December 31, 2017, we released our entire $2.5 million deferred state tax liability due to the remeasurement of our uncertain tax positions. No new temporary differences arose in the years ended December 31, 2018 and 2019 that required a deferred income tax balance be recorded due to our uncertain tax position.

Unrecognized Tax Benefit

A reconciliation of the beginning and ending amount of unrecognized tax benefits is shown below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$6,640	$6,902	$1,882
Additions based on tax positions related to current year	1,844	1,544	1,625
Additions (reductions) based on tax positions related to prior years (1)	(51)	(20)	3,395
Reductions based on lapse of statute of limitations	(916)	(702)	—
Reductions based on settlement refunds from government authorities	(22)	(1,084)	—
Ending balance	$7,495	$6,640	$6,902

——————

(1)	Appellate court decisions during the year ended December 31, 2017 required us to remeasure certain of our uncertain tax positions and increase our unrecognized tax benefit for these positions in 2017.

We had $7.5 million, $6.6 million and $6.9 million of unrecognized tax benefits at December 31, 2019, 2018 and 2017, respectively, of which $2.9 million, $3.3 million and $3.6 million, respectively, would affect the effective tax rate if recognized.

We recorded $1.5 million, $1.2 million and $1.0 million of potential interest expense and penalties related to unrecognized tax benefits associated with uncertain tax positions during the years ended December 31, 2019, 2018 and 2017, respectively, in our consolidated balance sheets. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as reductions in income tax expense. During the years ended December 31, 2019, 2018 and 2017, we recorded $0.3 million, $0.2 million, and $0.9 million, respectively, of potential interest expense and penalties in our consolidated statements of operations.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and in numerous state jurisdictions. U.S. federal and state income tax returns are generally subject to examination for a period of three to five years after filing the returns. However, the state impact of any U.S. federal audit adjustments and amendments remain subject to examination by various states for up to one year after formal notification to the states. During 2018, we settled certain audits which resulted in refunds of $0.6 million and reductions of previously-accrued uncertain tax benefits of $1.1 million.

As of December 31, 2019, we believe $1.2 million of our unrecognized tax benefits will be reduced prior to December 31, 2020 due to the settlement of audits or the expiration of statutes of limitations or both. However, due to the uncertain and complex application of the tax regulations, it is possible that the ultimate resolution of these matters may result in liabilities, which could materially differ from this estimate.

U.S. Federal Tax Considerations

The following table reconciles net income (loss) to our U.S. federal partnership taxable loss (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$60,621	$57,283	$(421)
Book/tax depreciation and amortization adjustment	(203,459)	(133,735)	(179,330)
Book/tax long-lived asset impairment	31,033	13,727	19,107
Book/tax adjustment for unit-based compensation expense	—	314	835
Book/tax adjustment for interest rate swap terminations	182	955	2,410
Book/tax adjustment for nondeductible business interest expense	8,873	—	—
Other temporary differences	16,438	9,761	(13,781)
Other permanent differences	572	2,708	3,422
U.S. federal partnership taxable loss	$(85,740)	$(48,987)	$(167,758)

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

The net tax basis in our assets and liabilities is less than the reported amounts on the financial statements by approximately $1.0 billion as of December 31, 2019.

Tax Cuts and Jobs Act

In December 2017, the TCJA was enacted and significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA included a number of U.S. tax law changes that impact us. For U.S. federal income tax purposes we are treated as a partnership and are not subject to U.S. federal income tax at the entity level. As such, the corporate tax rate change is not applicable to us and no remeasurement of our deferred tax liabilities was necessary.

13. Derivatives

We are exposed to market risks associated with changes in the variable interest rate of the Credit Facility. We use derivative instruments to manage our exposure to fluctuations in this variable interest rate and thereby minimize the risks and costs associated with financial activities. We do not use derivative instruments for trading or other speculative purposes.

The following interest rate swaps, entered into to offset changes in expected cash flows due to fluctuations in the associated variable interest rates, were outstanding at December 31, 2019 (in millions):

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

We expect the hedging relationship to be highly effective as the interest rate swap terms substantially coincide with the hedged item and are expected to offset changes in expected cash flows due to fluctuations in the variable rate. We perform quarterly qualitative prospective and retrospective hedge effectiveness assessments unless facts and circumstances related to the hedging relationships change such that we can no longer assert qualitatively that the cash flow hedge relationships were and continue to be highly effective. We estimate that $0.6 million of the deferred loss attributable to interest rate swaps included in accumulated other comprehensive income (loss) at December 31, 2019 will be reclassified into earnings as interest expense at then-current values during the next 12 months as the underlying hedged transactions occur.

As of December 31, 2019, the weighted average effective fixed interest rate on our interest rate swaps was 1.8%.

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

The following table presents the effect of our derivative instruments designated as cash flow hedging instruments on our consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Derivative asset	$12	$3,185
Other assets	—	4,122
Total derivative assets	$12	$7,307

Derivative liability	$(593)	$—
Other liabilities	(1,175)	—
Total derivative liabilities	$(1,768)	$—

The following tables present the effect of our derivative instruments designated as cash flow hedging instruments on our consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Gain (loss) recognized in other comprehensive income (loss)	$(6,785)	$3,512	$5,553
Gain (loss) reclassified from accumulated other comprehensive income (loss) into interest expense, net	2,278	681	(3,093)

Year Ended December 31, 2019
Total amount of interest expense, net in which the effects of cash flow hedges are recorded	$102,882
Gain reclassified from accumulated other comprehensive income (loss) into interest expense, net	2,278

See Note 2 (“Basis of Presentation and Significant Accounting Policies”) and Note 14 (“Fair Value Measurements”) for further details on our derivative instruments.

14. Fair Value Measurements

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

	December 31,
	2019	2018
Derivative asset	$12	$7,307
Derivative liability	(1,768)	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the years ended December 31, 2019 and 2018, we recorded non-recurring fair value measurements related to our idle and previously-culled compressors. Our estimate of the compressors’ fair value was primarily based on the expected net sale proceeds compared to other fleet units we recently sold and/or a review of other units recently offered for sale by third parties, or the estimated component value of the equipment we plan to use. We discounted the expected proceeds, net of selling and other carrying costs, using a weighted average disposal period of four years. These fair value measurements are classified as Level 3. The fair value of our impaired compressors was $5.7 million and $1.0 million at December 31, 2019 and 2018, respectively. See Note 11 (“Long-Lived Asset Impairment”) for further details.

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

The fair value of our fixed rate debt was estimated based on quoted prices in inactive markets and is considered a Level 2 measurement. The following table presents the carrying amount and fair value of our fixed rate debt (in thousands):

	December 31,
	2019	2018
Carrying amount of fixed rate debt (1)	$1,329,549	$690,001
Fair value of fixed rate debt	1,400,000	674,000
——————

(1)	Carrying amounts are shown net of unamortized debt discounts and unamortized deferred financing costs. See Note 8 (“Long-Term Debt”).

15. Unit-Based Compensation

During the years ended December 31, 2018 and 2017, we recognized unit-based compensation expense of $0.3 million and $1.1 million, respectively, which excluded unit-based compensation expense that was charged back to Archrock of $0.1 million and $0.5 million, respectively.

Long-Term Incentive Plans

Pursuant to the Merger, all outstanding phantom units previously granted under our 2017 LTIP and 2006 LTIP were converted into comparable awards based on Archrock’s common shares. As such, all outstanding phantom units were converted, effective as of the closing of the Merger, into Archrock restricted stock units. See Note 9 (“Partners’ Capital”) for further details of the Merger. Each Archrock restricted stock unit is subject to the same vesting, forfeiture and other terms and conditions applicable to the converted Partnership phantom units.

Prior to the Merger, we adopted the 2017 LTIP in April 2017 to provide for the benefit of the employees, directors and consultants of us, Archrock and our respective affiliates. Previous grants made under the 2006 LTIP that expired in 2016 continued to be governed by the 2006 LTIP and the applicable award agreements. Because we granted phantom units to non-employees, we were required to remeasure the fair value of these phantom units, which is based on the fair value of our common units, each period and record a cumulative adjustment of the expense previously recognized. During the years ended December 31, 2018 and 2017, we recorded an immaterial adjustment to SG&A expense related to the fair value remeasurement of phantom units. Phantom units granted under the 2017 and 2006 LTIP may have included nonforfeitable tandem distribution equivalent rights to receive cash distributions on unvested phantom units in the quarter in which distributions were paid on common units. Phantom units generally vested one-third per year on dates specified in the applicable award agreements subject to continued service through the applicable vesting date. During the year ended December 31, 2018, 53,091 phantom units vested with a weighted average grant date fair value per unit of $11.24.

16. Commitments and Contingencies

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

In addition, Archrock is substantially self-insured for workers’ compensation and employee group health claims in view of the relatively high per-incident deductibles it absorbs under its insurance arrangements for these risks. Losses up to the deductible amounts are estimated and accrued based upon known facts, historical trends and industry averages. Archrock is also self-insured for property damage to its offshore assets.

Tax Matters

We are subject to a number of state and local taxes that are not income-based. As many of these taxes are subject to audit by the taxing authorities, it is possible that an audit could result in additional taxes due. We accrue for such additional taxes when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the liability. As of December 31, 2019 and 2018, we accrued $1.3 million and $3.2 million, respectively, for the outcomes of non-income based tax audits. We do not expect that the ultimate resolutions of these audits will result in a material variance from the amounts accrued. We do not accrue for unasserted claims for tax audits unless we believe the assertion of a claim is probable, it is probable that it will be determined that the claim is owed and we can reasonably estimate the claim or range of the claim. We believe the likelihood is remote that the impact of potential unasserted claims from non-income based tax audits could be material to our consolidated financial position, but it is possible that the resolution of future audits could be material to our consolidated results of operations or cash flows.

During the fourth quarter of 2018, we settled certain sales and use tax audits, for which we recorded a $10.5 million net benefit in our consolidated statement of operations. This net benefit was reflected as a decrease of $1.8 million, $8.2 million and $0.1 million to cost of sales (excluding depreciation and amortization), SG&A and interest expense, respectively, and an increase to other income, net of $0.4 million. These settlements were reflected in our consolidated balance sheets at December 31, 2018 as a $14.0 million tax refund receivable offset by $3.1 million and $0.4 million recorded to due to Archrock, net and accrued liabilities, respectively. We received the cash refund for this settlement in the first quarter of 2019.

Litigation and Claims

In the ordinary course of business, we are involved in various pending or threatened legal actions. While we are unable to predict the ultimate outcome of these actions, we believe that any ultimate liability arising from any of these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows, including our ability to make cash distributions to Archrock. However, because of the inherent uncertainty of litigation and arbitration proceedings, we cannot provide assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

17. Related Party Transactions

Hilcorp and Affiliates

In connection with the closing of the Elite Acquisition, Archrock issued 21.7 million shares of Archrock common stock to JDH Capital, an affiliate of our customer Hilcorp. As long as JDH Capital, together with affiliates of Hilcorp, owns at least 7.5% of Archrock’s outstanding common stock, it will have the right to designate one director to the Archrock Board of Directors. On August 1, 2019, Jeffery D. Hildebrand, founder and executive chairman of Hilcorp, was elected to the Archrock Board of Directors. Mr. Hildebrand receives no compensation for his role as a director. As of December 31, 2019, JDH Capital owned 14.3% of Archrock’s outstanding common stock.

Revenue from Hilcorp and affiliates was $27.3 million, $9.1 million and $5.0 million during the years ended December 31, 2019, 2018 and 2017, respectively. Accounts receivable, net due from Hilcorp and affiliates were $4.3 million and $2.6 million as of December 31, 2019 and 2018, respectively.

Revolving Loan Agreement with Archrock

In conjunction with the closing of the Merger, we entered into the Revolving Loan Agreement under which we may make loans to Archrock from time to time in an aggregate amount not to exceed the Credit Facility’s outstanding balance. The Revolving Loan Agreement matures on the maturity date of our Credit Facility. Interest on amounts loaned under the Revolving Loan Agreement is payable to us on a monthly basis and is calculated as a proportion of our total interest expense on the Credit Facility.

In April 2018, Archrock terminated its credit facility and repaid the $63.2 million in outstanding borrowings and accrued and unpaid interest and fees under the Archrock credit facility with a borrowing under the Revolving Loan Agreement. At December 31, 2019, the balance of outstanding borrowings under the Revolving Loan Agreement was $115.4 million. During the years ended December 31, 2019 and 2018, we recorded $1.6 million and $1.8 million, respectively, of interest income earned on loans to Archrock under the Revolving Loan Agreement, which was included in interest expense, net in our consolidated statements of operations.

Omnibus Agreement

Our Omnibus Agreement provides for, among other things:

•	Archrock’s obligation to provide all operational staff, corporate staff and support services reasonably necessary to operate our business and our obligation to reimburse Archrock for such services;

•	the terms under which we, Archrock and our respective affiliates may transfer, exchange or lease compression equipment between us;

•	Archrock’s grant to us of a license to use certain intellectual property, including the “Archrock” logo; and

•	Archrock’s and our obligations to indemnify each other for certain liabilities.

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

Additionally, Archrock will indemnify us for losses attributable to title defects, retained assets and income taxes attributable to pre-closing operations. We will indemnify Archrock for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Archrock indemnification obligations. For the years ended December 31, 2019, 2018 and 2017, there were no requests for indemnification by either party.

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

Sale and Lease of Compression Equipment with Archrock

If Archrock determines in good faith that we or Archrock’s contract operations business needs to lease or sell compression equipment between Archrock and us, the Omnibus Agreement permits such transactions if it will not cause us to breach any existing contracts, suffer a loss of revenue under an existing contract operations services contract or incur any unreimbursed costs.

Sales

As consideration for the sale of compression equipment, the transferee makes a distribution to or receives a contribution from the transferor in an amount equal to the net book value of the compression equipment sold. In addition, in accordance with the Omnibus Agreement, the transferee makes a distribution to or receives a contribution from the transferor in an amount equal to the fair market value in excess of the net book value of the compression equipment sold.

The following table summarizes compressor sales activity between Archrock and us (dollars in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Sold to Archrock	Purchased from Archrock	Sold to Archrock	Purchased from Archrock
Compressors	64	102	85	184
Horsepower	30,010	42,945	53,624	107,431
Net book value	$22,220	$20,728	$38,441	$39,937

During the years ended December 31, 2019 and 2018, we recorded capital distributions of $1.5 million and contributions of $1.5 million, respectively, related to the difference in net book value of the compression equipment sold to and acquired from Archrock. In addition, we recorded capital contributions of $1.0 million and distributions of $14.0 million during the years ended December 31, 2019 and 2018, respectively, which represented the net excess of the fair market value of the equipment sold to Archrock over the equipment purchased from Archrock. No customer contracts were included in these sales.

Leases

As consideration for the lease of compression equipment, the transferee will agree to lease such compression equipment from the transferor. There was no material lease activity between us and Archrock during the year ended December 31, 2019.

The following table summarizes the aggregate cost and accumulated depreciation of equipment on lease to and from Archrock (in thousands):

December 31, 2018
Equipment on lease to Archrock
Aggregate cost	$3,824
Accumulated depreciation	164

Equipment on lease from Archrock
Aggregate cost	$5,040
Accumulated depreciation	2,659

The following table summarizes the revenue from Archrock related to their lease of our compression equipment and the cost of sales related to our lease of Archrock compression equipment (in thousands):

	Year Ended December 31,
	2018	2017
Revenue	$1,440	$708
Cost of sales	2,797	1,008

Sale and Exchange of Overhauls

During the years ended December 31, 2019, 2018 and 2017, Archrock contributed to us $1.2 million, $2.9 million and $5.2 million, respectively, related to the completion of overhauls on compression equipment that was sold to us or exchanged with us and where the overhauls were in progress on the date of the sale or exchange.

Like-Kind Exchanges

The TCJA made significant changes to the determination of partnership taxable income that included the cessation of like-kind exchange treatment for exchanges of tangible personal property. In accordance with this change, we no longer perform such exchanges as of January 1, 2018. The following table summarizes the like-kind exchange activity between Archrock and us in 2017 prior to the enactment of the TCJA (dollars in thousands):

	Year Ended December 31, 2017
	Transferred to Archrock	Transferred from Archrock
Compressors	249	251
Horsepower	156,600	145,000
Net book value	$78,856	$74,874

During the year ended December 31, 2017, we recorded capital distributions of $4.0 million related to the differences in the net book value of exchanged compression equipment. No customer contracts were included in the exchanges.

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

Included in cost of sales (excluding depreciation and amortization) during the years ended December 31, 2019, 2018 and 2017 were $13.2 million, $14.1 million and $17.3 million, respectively, of indirect costs incurred by Archrock. Included in SG&A during the years ended December 31, 2019, 2018 and 2017 were $76.6 million, $66.6 million and $68.7 million, respectively, of indirect costs incurred by Archrock.

18. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data is presented below in thousands, except per share amounts:

	March 31, 2019	June 30, 2019 (2)	September 30, 2019	December 31, 2019
Revenue	$165,719	$169,384	$182,673	$188,516
Gross profit (1)	63,403	68,448	72,321	62,503
Long-lived asset impairment	2,684	3,621	4,551	20,177
Transaction-related costs	—	2,292	4,497	336
(Gain) loss on sale of assets, net	587	(1,114)	(7,571)	(4,818)
Net income	14,319	12,641	21,565	12,096

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue	$147,002	$150,866	$154,033	$160,457
Gross profit (1)	57,206	56,683	57,899	60,418
Long-lived asset impairment	3,066	3,846	3,673	3,142
Transaction-related costs	1,376	1,340	2	—
Gain on sale of assets, net	(256)	(362)	(3)	(2,579)
Net income	10,290	10,481	12,613	23,899
——————

(1)	Defined as revenue less cost of sales, direct depreciation and amortization and long-lived asset impairment charges.

(2)	In the second quarter of 2019, we recorded a $3.7 million debt extinguishment loss (see Note 8 (“Long-Term Debt”)).

ARCHROCK PARTNERS, L.P.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts applied to accounts receivable in the balance sheet
December 31, 2019	$1,253	$1,689	$1,356	$1,586
December 31, 2018	1,296	1,105	1,148	1,253
December 31, 2017	1,398	4,104	4,206	1,296
——————

(1)	Uncollectible accounts written off.

S-1